Form 10-Q
period 2002-06-30
ENPRO INDUSTRIES INC
filed 2002-08-12
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2002

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required]

Commission File Number 001-31225

ENPRO INDUSTRIES, INC.

(Exact name of registrant, as specified in its charter)

North Carolina	01-0573945

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500,

Charlotte, North Carolina	28209

(Address of principal executive offices)	(Zip Code)

(704) 731-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No

As of August 9, 2002, there were 20,416,328 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART  I,  ITEM  1.

PART  I.  FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in millions)

	June 30,	December 31,
	2002	2001

ASSETS

Current Assets

Cash and cash equivalents	$48.1	$25.9

Cash – restricted	9.0	—

Accounts and notes receivable	109.0	82.2

Asbestos insurance receivable	91.1	90.8

Inventories	79.2	83.0

Other current assets	24.5	13.7

Total Current Assets	360.9	295.6

Property, plant and equipment – net	138.3	138.2

Goodwill and identifiable intangible assets, net	206.7	209.1

Asbestos insurance receivable	256.0	202.8

Other assets	62.7	152.1

Assets of discontinued operations	—	475.2

Total Assets	$1,024.6	$1,473.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Short-term borrowings and current maturities of long-term debt	$1.8	$1.9

Accounts payable	49.2	47.1

Accrued asbestos liability	99.8	98.4

Other accrued expenses	87.2	69.0

Income taxes payable	—	59.8

Total Current Liabilities	238.0	276.2

Long-term debt	165.9	313.0

Deferred income taxes	34.0	46.2

Retained liabilities of previously owned businesses	42.1	56.3

Environmental liabilities	32.8	21.8

Asbestos liability	81.5	72.5

Other liabilities	23.2	53.3

Liabilities of discontinued operations	—	207.3

Mandatorily redeemable convertible preferred securities of trust (TIDES)	—	150.0

Total Liabilities	617.5	1,196.6

Shareholders’ Equity

Common stock — $.01 par value; 100,000,000 shares authorized; 20,416,328 shares issued at June 30, 2002	0.2	—

Additional paid-in capital	425.2	—

Accumulated deficit	(7.5)	—

Accumulated other comprehensive loss	(9.2)	(15.6)

Common stock held in treasury, at cost – 245,018 shares at June 30, 2002	(1.6)	—

Net investment by Goodrich Corporation	—	292.0

Total Shareholders’ Equity	407.1	276.4

Total Liabilities and Shareholders’ Equity	$1,024.6	$1,473.0

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Quarters Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Sales	$191.2	$158.6	$358.5	$321.3

Operating Costs and Expenses:

Cost of sales	135.9	108.0	258.5	217.9

Selling, general and administrative expenses	40.0	33.2	74.3	64.7

Restructuring costs	1.1	0.7	2.0	0.7

	177.0	141.9	334.8	283.3

Operating income	14.2	16.7	23.7	38.0

Interest – net	(3.2)	(6.1)	(9.8)	(12.6)

Other (See Note B)	(30.3)	—	(30.3)	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(19.3)	10.6	(16.4)	25.4

Income tax (expense) benefit	8.5	(4.0)	7.4	(9.5)

Distributions on convertible preferred securities of trust (TIDES)	(1.3)	(2.0)	(3.3)	(4.0)

Income (loss) from continuing operations	(12.1)	4.6	(12.3)	11.9

Income from discontinued operations – net of taxes	10.8	25.5	24.2	46.3

Net income (loss)	$(1.3)	$30.1	$11.9	$58.2

Basic and Diluted Earnings Per Share:

Continuing operations	$(0.60)		$(0.61)

Discontinued operations	0.54		1.20

Net income (loss)	$(0.06)		$0.59

Average common shares outstanding (millions)	20.2		20.2

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in millions)

	Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES

Income (loss) from continuing operations	$(12.3)	$11.9

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:

Non-operating expenses (See Note B)	30.3	—

Payments for asbestos-related claims, net of insurance proceeds	(42.7)	(43.4)

Depreciation and amortization	15.3	13.5

Deferred income taxes	4.5	—

Increase in working capital	(7.9)	(13.1)

Change in other non-current assets and liabilities	(10.3)	(15.1)

Other	1.2	—

Net cash used in operating activities	(21.9)	(46.2)

INVESTING ACTIVITIES

Purchases of property, plant and equipment	(10.3)	(6.0)

Proceeds from sale of property, plant and equipment	—	0.4

Purchase of call options	(16.2)	—

Receipt (payment) in connection with acquisitions	3.7	(2.1)

Net cash used in investing activities	(22.8)	(7.7)

FINANCING ACTIVITIES

Repayment of debt	(0.4)	(1.7)

Net transfers from Goodrich Corporation	54.3	104.6

Net cash provided by financing activities	53.9	102.9

DISCONTINUED OPERATIONS

Net cash provided by (used in) discontinued operations	13.0	(63.7)

Net increase (decrease) in cash and cash equivalents	22.2	(14.7)

Cash and cash equivalents at beginning of period	25.9	21.6

Cash and cash equivalents at end of period	$48.1	$6.9

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Overview, Basis of Presentation and Critical Accounting Policies

          Overview

          EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, bearings, air compressors and heavy-duty diesel and natural gas engines.

          In May 2002, the Goodrich Corporation (“Goodrich”) completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) business to shareholders (the “Distribution”). EnPro was incorporated in North Carolina in January 2002 in anticipation of the proposed Distribution. Prior to the Distribution, Coltec Industries Inc (“Coltec”) was a wholly owned subsidiary of Goodrich and owned the EIP business and an aerospace business (“Coltec Aerospace”). During May 2002, Coltec transferred to Goodrich, by way of a dividend, all of the assets, liabilities and operations of Coltec Aerospace (the “Aerospace Dividend”).

          Upon the Distribution, Coltec became a wholly owned subsidiary of EnPro. The Distribution was effected through a tax-free distribution to Goodrich shareholders of all of the capital stock of EnPro. Each Goodrich shareholder received one share of EnPro common stock, as well as an associated EnPro preferred stock purchase right, for every five shares of Goodrich common stock owned.

          Basis of Presentation

          These financial statements present Coltec’s condensed consolidated financial condition, results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002 including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated financial condition, results of operations and cash flows after the Distribution. As noted above, prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec Aerospace has been accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no other operations shown as discontinued operations other than Coltec Aerospace.

          As a result of the Aerospace Dividend, Goodrich retained the net assets of Coltec Aerospace, which are reflected as Assets and Liabilities of Discontinued Operations in the Company’s Condensed Consolidated Balance Sheets. Coltec Aerospace also retained certain other assets and liabilities, including assumed intercompany balances and other assets and liabilities relating primarily to pensions, postretirement benefits other than pensions and income taxes.

          Pending resolution of certain items related to the post closing adjustment procedure with Goodrich, a final cash settlement will be made between EnPro and Goodrich. At May 31, 2002, $9 million of cash was deposited into an escrow account in connection with the pending cash settlement, which has been classified as restricted cash in the accompanying Condensed Consolidated Balance

Sheets. The final amount of the cash settlement has not been determined. An estimated payment by EnPro has been recorded as a liability in the Condensed Consolidated Balance Sheets. To the extent that the final cash settlement differs from the estimate, an adjustment will be made to the Company’s equity.

          Prior to the Distribution, Coltec had outstanding certain debts, the most significant of which were Coltec’s 7 1/2% Senior Notes due 2008 (the “Coltec Senior Notes”) and the 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (the “TIDES”). The TIDES continue to be obligations of Coltec after the Distribution. However, because the TIDES are convertible into the common stock of another registrant (Goodrich), the TIDES are no longer deemed to be a convertible preferred security and are classified as long-term debt after the Distribution. In April 2002, Goodrich made an offer to exchange the Coltec Senior Notes for debt securities of Goodrich having similar terms. Goodrich exchanged new Goodrich securities for $296.9 million of the $300.0 million outstanding Coltec Senior Notes, which were tendered at the time of the exchange. On May 21, 2002, Coltec purchased all of these notes from Goodrich in exchange for a $201.9 million debenture and $97.2 million in cash. As a result of the transaction, all Coltec Senior Notes purchased by Coltec were cancelled. The cash portion of the purchase price was financed through an intercompany loan from Goodrich that was assumed by Coltec Aerospace. This debenture was contributed by Goodrich to EnPro and will remain an outstanding obligation of Coltec to EnPro, which, for accounting purposes, will be eliminated upon consolidation in EnPro’s financial statements. The $3.1 million of Coltec Senior Notes that are outstanding following the exchange offer remain obligations of Coltec after the Distribution.

          All significant transactions among the Company’s operations have been eliminated.

          Certain prior year amounts have been reclassified to conform to the current year presentation.

          Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable. However, the financial information in these financial statements does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s consolidated financial condition, results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution or what the Company’s consolidated financial condition, results of operations and cash flows may be in the future.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Information Statement on Form 10 for the year ended December 31, 2001.

          Critical Accounting Policies

          EnPro believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

          Revenue Recognition - Revenue is recognized at the time products are shipped or services are rendered.

          Asbestos - An accrual is recorded for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. An asset is recorded equal to the amount of this liability that is expected to be recovered from insurance.

          In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions progress to a stage where the cost to dispose of these actions can be reasonably estimated. These actions are classified as actions in advanced stages. With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it nearly impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims.

          Derivative Instruments – Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Coltec purchased call options in March 2002 to mitigate its financial exposure created by the conversion feature of the TIDES. The call options are derivative instruments and will be carried at fair value with changes reflected in income.

B.	Non-Operating Expenses

          During the second quarter of 2002, the Company recorded pre-tax charges of a non-operating nature totaling $30.3 million. These charges, which reduced net income for the quarter and six months by approximately $19.0 million, or $.94 per share, consisted of three primary components.

          First, in connection with the Distribution, the Company conducted a review of its policy and strategies for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review and the Company’s policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental reserves by $12 million to reflect an increase in the estimated costs to remediate these sites.

          Second, based on new information in the second quarter, the Company revised the estimated costs associated with an adverse court ruling related to the closing of a plant in 1982. The Company increased its reserve for this case by $11 million. The total claim will likely be paid during the next 12 months.

          Third, in March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of its TIDES into Goodrich common stock would exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s balance sheet. Changes in fair value are reflected in income. The fair value of the call options declined by $5.1 million during the second quarter and a corresponding non-cash charge to earnings was recorded to reflect this decline in value.

C.	Goodwill and Other Intangible Assets

          Effective July 1, 2001, the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) applicable to business combinations completed after June 30, 2001 were adopted. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Indefinite lived intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. In the second quarter of 2002, the first of the required impairment tests of goodwill and indefinite lived intangible assets was completed. Based on the results of the first test, it is likely that goodwill related to certain reporting units in the sealing products segment has been impaired. The measurement of the potential goodwill impairment will be completed no later than the end of 2002 as required by SFAS 142. The impairment, if any, will not exceed approximately $24 million, which represents the total goodwill of the certain reporting units. Any impairment charge resulting from these transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle.

          Income (loss) from continuing operations for the quarters and six months ended June 30, 2002 and 2001, adjusted to exclude amounts no longer being amortized, are as follows:

	Quarters		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions)
Reported Income (Loss) from Continuing Operations	$(12.1)	$4.6	$(12.3)	$11.9

Adjustments:

Goodwill amortization	—	1.0	—	1.9

Income taxes	—	(0.4)	—	(0.7)

Adjusted Income (Loss) from Continuing Operations	$(12.1)	$5.2	$(12.3)	$13.1

          The changes in the net carrying value of goodwill by reportable segments for the six months ended June 30, 2002 are as follows:

	Sealing	Engineered
	Products	Products	Total

Goodwill, net as of December 31, 2001	$58.9	$85.7	$144.6

Post acquisition adjustments	—	(1.2)	(1.2)

Currency translation adjustment	0.7	—	0.7

Goodwill, net as of June 30, 2002	$59.6	$84.5	$144.1

          The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$26.7	$2.0	$27.2	$0.6

Existing technology	15.8	0.4	15.8	0.2

Trademarks	22.0	1.4	21.3	1.2

Other	3.7	1.8	3.7	1.5

	$68.2	$5.6	$68.0	$3.5

          Amortization expense for the six months ended June 30, 2002 was $2.1 million. Amortization expense for these intangible assets for 2002 through 2006 is estimated to be approximately $4 million per year.

D.	Acquisition

          In September 2001, the Company acquired Dana Corporation’s Glacier metal polymer bearings business (“GIB”). The results of GIB’s operations have been included in the consolidated financial statements of the Company since that date. The business manufactures and distributes industrial metal polymer bearings and was integrated with the Company’s Garlock Bearings business, which is included in the engineered products segment. The integrated business is referred to as Glacier Garlock Bearings. The acquisition extends the Company’s reach geographically and results in a global position in the metal polymer bearings market; broadens its current product offerings; is expected to result in economies of scale relating to raw material purchases; and includes the use of the Glacier brand name trademarks and intellectual property. The acquisition was recorded using the purchase method of accounting.

          The following pro forma information assumes that the acquisition occurred as of January 1, 2001.

	Quarter Ended			Six Months
	June 30, 2001			Ended June 30, 2001

	Historical	GIB	Pro Forma	Historical	GIB	Pro Forma

	(in millions)
Sales	$158.6	$24.7	$183.3	$321.3	$53.1	$374.4

Operating income	$16.7	$2.3	$19.0	$38.0	$5.6	$43.6

Income from discontinued operations	$25.5	$—	$25.5	$46.3	$—	$46.3

Net income	$30.1	$1.4	$31.5	$58.2	$3.5	$61.7

E.	Restructuring Costs

          The Company incurred $2.0 million of restructuring costs in the first six months of 2002. Restructuring reserves at June 30, 2002, as well as activity during the six months ended June 30, 2002, consisted of:

	Balance			Balance
	December 31,			June 30,
	2001	Provision	Activity	2002

	(in millions)
Personnel related costs	$2.1	$0.2	$(1.5)	$0.8

Facility consolidation costs	1.1	1.8	(2.1)	0.8

	$3.2	$2.0	$(3.6)	$1.6

          The Company incurred a total of $0.2 million of personnel related costs during the first six months of 2002. This amount related to termination benefits for 16 employees and relocation costs in connection with the opening of a new facility. The Company also incurred a total of $1.8 million of asset write-down and facility consolidation costs in the first six months of 2002. Of this amount, $1.1 million was for equipment relocation and $0.7 for building modifications for facility consolidation.

          The merger-related and consolidation reserves were reduced by cash payments of $3.6 million during the first six months of 2002.

F.	Inventories

          Inventories consisted of the following:

	June 30,	December 31,
	2002	2001

	(in millions)
Finished products	$68.6	$66.2

Work in process	56.1	58.4

Raw materials and supplies	14.1	17.3

	138.8	141.9

Reserve to reduce certain inventories to LIFO basis	(13.8)	(13.8)

Progress payments and advances	(45.8)	(45.1)

Total	$79.2	$83.0

G.	Comprehensive Income

          Total comprehensive income consisted of the following:

	Quarters Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions)
Net income (loss)	$(1.3)	$30.1	$11.9	$58.2

Unrealized translation adjustments	4.7	0.6	3.1	(1.4)

Total comprehensive income	$3.4	$30.7	$15.0	$56.8

H.	Earnings Per Share

          Basic and diluted earnings per share were computed based on net income (loss). The average common shares outstanding during each period were used in the calculation of basic and diluted earnings per share. As of June 30, 2002, there are no dilutive common stock equivalents that would cause diluted earnings per share to differ from basic earnings per share.

I.	Discontinued Operations

          Prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich by way of a dividend. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, Coltec Aerospace was accounted for as a discontinued operation through the Distribution date and the revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

          The following summarizes the results of discontinued operations, which consist solely of the results of Coltec Aerospace:

	Quarters Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions)
Sales	$111.3	$217.3	$292.9	$426.9

Pretax income from discontinued operations	$14.0	$38.2	$36.1	$69.1

Income tax expense	3.2	12.7	11.9	22.8

Income from discontinued operations	$10.8	$25.5	$24.2	$46.3

J.	Business Segment Information

          The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors, engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Segment profit was formally referred to as segment operating income.

          The accounting policies of the reportable segments are the same as those for the consolidated Company.

	Quarters Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions)
Sales

Sealing Products	$90.3	$94.9	$173.8	$191.4

Engineered Products	101.0	63.8	184.9	130.1

	191.3	158.7	358.7	321.5

Intersegment sales	(0.1)	(0.1)	(0.2)	(0.2)

Total sales	$191.2	$158.6	$358.5	$321.3

Segment Profit

Sealing Products	$11.7	$15.9	$21.6	$33.2

Engineered Products	9.9	8.9	17.3	18.7

Total segment profit	21.6	24.8	38.9	51.9

Corporate expenses	(5.4)	(4.6)	(8.0)	(7.1)

Interest – net	(3.2)	(6.1)	(9.8)	(12.6)

Other expense	(32.3)	(3.5)	(37.5)	(6.8)

Income (loss) before income taxes and distributions on TIDES	$(19.3)	$10.6	$(16.4)	$25.4

	June 30,	December 31,
	2002	2001

	(in millions)
Assets:

Sealing Products	$208.9	$202.2

Engineered Products	341.1	327.6

Assets of discontinued operations	—	468.0

Corporate	474.6	475.2

	$1,024.6	$1,473.0

K.	Contingencies

          General

          There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved in legal proceedings as plaintiffs involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

          Environmental

          The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”), or similar state agencies, in connection with several sites.

          The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and governmental regulations concerning the environment will not have a material adverse effect on its capital expenditures, earnings or competitive position.

          The Company’s environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

          As of June 30, 2002 and December 31, 2001, EnPro had an accrued liability of $38.2 million and $27.0 million, respectively, for expenditures relating to environmental contingencies. In connection with the Distribution, the Company conducted a review of its policy and strategies for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review and the Company’s policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability includes an increase in the Company’s environmental liabilities of approximately $12 million to reflect an increase in the estimated costs to remediate these sites.

          The environmental amounts recorded in the financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations in a given period.

          Other Contingent Liability Matters

          The Company has some contingent liabilities related to discontinued operations of its predecessors for which it retained liability or is obligated under indemnity agreements. These contingent liabilities include potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and related to the Company’s former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. There are currently no claims pending against the Company related to these former subsidiaries. However, such claims could arise in the future. The Company also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to the Company’s periods of ownership of those operations. In the second quarter of 2002, Coltec paid approximately $8 million to satisfy a judgment arising under the Coal Industry Retiree Health Benefit Act of 1992. In addition, as a result of an adverse court ruling in a case related to the closure of a plant in Pennsylvania in 1982, the Company increased the liability for this case by $11 million. The total claim will likely be paid during the next 12 months.

          Asbestos

          The Company and certain of its subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in those actions are industrial sealing products, predominantly gaskets, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant.

          The Company believes that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products sold by Garlock and Anchor are encapsulated, which means the asbestos fibers are incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

          Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Garlock believes that these settlements were at a lower overall cost to Garlock than would eventually have been paid even though the timing of payment was accelerated. Mainly due to this short-term aggressive settlement strategy and because settlements are made over a period of time, the settlement amounts paid in 2001, 2000 and 1999 increased over prior periods. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the Company expects that the settlement amounts that Garlock will pay in 2002 and 2003 will be affected by the short-term strategy.

          Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years and are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature of the disease alleged, the occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, such as the statute of limitations, and whether the action is an individual one or part of a group. Garlock’s allocable portion of the total settlement amount for an action typically ranges from 1% to 2% of the total amount.

          Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony that the claimant worked with or around Garlock asbestos-containing products is required. Generally, the claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the first six months of 2002, and in the years 2001, 2000 and 1999 totaled less than $9 million in the aggregate, and some of those verdicts are on appeal.

          Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to Anchor of approximately $8 million as of June 30, 2002, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          The insurance coverage available to Garlock is substantial. As of June 30, 2002, Garlock had available $980 million of insurance coverage from carriers that it believes to be solvent. Of that amount, $161 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $134 million has been committed to claim settlements not yet paid by Garlock. Thus, at June 30, 2002, $684 million remained available for coverage of future claims. Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments with respect to these claims, pursuant to a settlement or otherwise, have been made. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

          Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover claims paid by Garlock currently is limited to $80 million per year and reimbursements of legal fees. This limit automatically increases by 8% every three years, and the next scheduled increase is in 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Various options, such as raising the annual limit, are being pursued to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

          In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it nearly impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included in the table below for such claims.

          The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset equal to the amount of those liabilities that is expected to be recovered by insurance. A table is provided below depicting quantitatively the items discussed above.

	Six Months Ended
	June 30,

	2002	2001

(number of cases)

New Actions Filed During the Period (1)	16,200	18,700

Actions in Advanced Stages at Period-End	9,100	2,200

Open Actions at Period-End	102,900	87,200

(dollars in millions at Period-End)

Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (2)	$181.3	$224.2

Estimated Amounts Recoverable From Insurance(2) (3)	$347.1	$323.0

(dollars in millions)

Payments (2)	$79.4	$90.7

Insurance Recoveries (2)	30.5	43.3

Net Cash Flow (3)	$(48.9)	$(47.4)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table the action is treated as a single action.

(2)	Includes amounts with respect to all claims settled, whether or not an action has actually been filed with a court of competent jurisdiction, claims which have been tried and claims otherwise closed during the period.

(3)	Payments made during the period for which Garlock does not receive a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies will be recovered in future periods to the extent insurance is available. When estimating the amounts recoverable, Garlock only includes insurance coverage available from carriers believed to be solvent.

          Garlock and Anchor recorded charges to operations amounting to approximately $6 million and $4 million during the first six months of 2002 and 2001, respectively, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

          Garlock and Anchor paid $48.9 million and $47.4 million during the first six months of 2002 and 2001, respectively, for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers. The net amount for the first six months of 2002 would be reduced by approximately $15 million if the Company were to include a late payment received early in July from an insurance company.

          Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending actions against Garlock and Anchor are not likely to have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period. However, because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on our financial condition, results of operations and cash flows.

L.	Adjusted Financial Information

          As mentioned in Note A, the Company was spun off from Goodrich effective May 31, 2002. Accordingly, the results of operations for the period up through the Distribution date include various income and expenses, as well as charges and allocations from Goodrich that would not be representative of the Company’s ongoing results as an independent entity.

          The information presented below (labeled “Adjusted”) attempts to portray the results of operations for the quarters and six month periods ended June 30, 2002 and 2001 as if the Company were a stand-alone entity during those periods. In addition to adjusting various expenses to approximate what they would be on a stand-alone basis, certain other items contained in the historical financial statements have been eliminated because they were considered to be of a non-operating nature. The following adjustments have been made to the historical results of operations:

•	Corporate administrative costs and interest expenses have been adjusted to reflect the costs the Company expects to incur as a stand-alone company. The distributions related to the TIDES have been classified as interest expense. The corporate administrative cost and interest expense for the respective periods in both 2002 and 2001 have been assumed to be the same.

•	The net operating results of discontinued operations have been eliminated. These results pertain to Coltec Aerospace, which was transferred to Goodrich, by way of a dividend, prior to the Distribution date.

•	The $30.3 million of non-operating charges discussed in Note B have been eliminated.

•	Earnings per share were calculated using average outstanding shares of 20.2 million.

          The “Adjusted” results of operations do not purport to represent what the results of operations actually would have been had the spin-off occurred at the beginning of the periods presented, or to project financial performance for any future period. Rather, as noted above, they are an attempt to estimate the results of operations as if the Company were a stand-alone entity for the periods presented.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS ADJUSTED
(UNAUDITED)

For the Quarters Ended June 30, 2002 and 2001
(dollars in millions, except per share data)

	2002		2001

	As reported	Adjusted	As reported	Adjusted

Sales	$191.2	$191.2	$158.6	$158.6

Operating Costs and Expenses:

Cost of sales	135.9	135.9	108.0	108.0

Selling, general and administrative expenses	40.0	39.2	33.2	34.4

Restructuring costs	1.1	1.1	0.7	0.7

	177.0	176.2	141.9	143.1

Operating income	14.2	15.0	16.7	15.5

Interest – net	(3.2)	(2.2)	(6.1)	(2.2)

Other	(30.3)	—	—	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(19.3)	12.8	10.6	13.3

Income tax (expense) benefit	8.5	(4.8)	(4.0)	(5.0)

Distributions on convertible preferred securities of trust (TIDES)	(1.3)	—	(2.0)	—

Income (loss) from continuing operations	(12.1)	8.0	4.6	8.3

Income from discontinued operations – net of taxes	10.8	—	25.5	—

Net income (loss)	$(1.3)	$8.0	$30.1	$8.3

Basic and Diluted Earnings Per Share:

Continuing operations	$(0.60)	$0.40		$0.41

Discontinued operations	0.54	—		—

Net income (loss)	$(0.06)	$0.40		$0.41

Average common shares outstanding (millions)	20.2	20.2		20.2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS ADJUSTED
(UNAUDITED)

For the Six Months Ended June 30, 2002 and 2001
(dollars in millions, except per share data)

	2002		2001

	As reported	Adjusted	As reported	Adjusted

Sales	$358.5	$358.5	$321.3	$321.3

Operating Costs and Expenses:

Cost of sales	258.5	258.5	217.9	217.9

Selling, general and administrative expenses	74.3	75.6	64.7	68.6

Restructuring costs	2.0	2.0	0.7	0.7

	334.8	336.1	283.3	287.2

Operating income	23.7	22.4	38.0	34.1

Interest – net	(9.8)	(4.4)	(12.6)	(4.4)

Other	(30.3)	—	—	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(16.4)	18.0	25.4	29.7

Income tax (expense) benefit	7.4	(6.7)	(9.5)	(11.1)

Distributions on convertible preferred securities of trust (TIDES)	(3.3)	—	(4.0)	—

Income (loss) from continuing operations	(12.3)	11.3	11.9	18.6

Income from discontinued operations – net of taxes	24.2	—	46.3	—

Net income	$11.9	$11.3	$58.2	$18.6

Basic and Diluted Earnings Per Share:

Continuing operations	$(0.61)	$0.56		$0.92

Discontinued operations	1.20	—		—

Net income	$0.59	$0.56		$0.92

Average common shares outstanding (millions)	20.2	20.2		20.2

PART  I,  ITEM  2.

ENPRO INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our Information Statement dated May 24, 2002, which is included in our Amendment No. 4 to our Form 10 registration statement filed with the Securities and Exchange Commission on May 24, 2002.

Overview

          EnPro Industries, Inc. (“EnPro” or the “Company”) was incorporated on January 11, 2002 as a wholly owned subsidiary of the Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products (“EIP”) segment to existing Goodrich shareholders (the “Distribution”), which took place on May 31, 2002. Our businesses are leaders in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as PTFE products and specialized tooling.

          The following discusses Coltec Industries Inc’s (“Coltec”) condensed consolidated results of operations and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002 including the adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations and financial condition after the Distribution. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution represents the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec’s aerospace business has been accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities and cash flows have been segregated in the historical condensed consolidated financial statements included elsewhere herein. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec is a wholly owned subsidiary of EnPro and Coltec’s aerospace business is owned by Goodrich.

          The following discussion of the condensed consolidated results of operations does not necessarily include all the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s condensed consolidated financial condition, results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution or what our condensed consolidated financial condition, results of operations and cash flows may be in the future.

Results of Operations — Second Quarter of 2002 Compared to the Second Quarter of 2001

          Sales in the second quarter of 2002 were $191.2 million, which is 21% higher than the $158.6 million in the comparable quarter of 2001. The increase in sales was primarily due to the inclusion of the Glacier metal polymer bearings business acquired in September 2001 and higher shipments of Fairbanks Morse engines. Segment profit of $21.6 million in the second quarter of 2002 is 13% lower than the $24.8 million reported in the same quarter of 2001. Segment profit in the second quarter of 2002 benefited from the inclusion of the Glacier metal polymer bearings business, increased shipments of Fairbanks Morse engines and the elimination of goodwill amortization ($1 million); however, increased expenses, the recording of a reserve for a warranty claim and pricing pressure in a number of businesses resulted in lower segment profit than in the comparable quarter of 2001. A loss from continuing operations of $12.1 million or $.60 per share in the second quarter of 2002 compares with income from continuing operations of $4.6 million in the second quarter of 2001. After including the income from the discontinued Coltec aerospace business that was transferred to Goodrich prior to the spin-off, the Company had a net loss of $1.3 million or $.06 per share in the second quarter of 2002 compared to net income of $30.1 million in the same period in 2001. Because EnPro’s results were consolidated with the results of Goodrich prior to the spin-off on May 31, 2002, per share numbers do not apply to 2001.

          Interest expense decreased from $6.1 million in the second quarter of 2001 to $3.2 million in the second quarter of 2002 primarily due to the reduction in the Coltec 7.5% senior notes that were exchanged for Goodrich senior notes prior to the spin-off.

          The effective tax rate for the second quarter of 2002 was 44.0% as compared to 37.7% in 2001. As a result of the pre-tax loss for the quarter, the tax benefit associated with the trust distributions increased the effective rate.

          Included in the 2002 second quarter results are non-operating expenses related to previously divested businesses (described in Note B of the Notes to Condensed Consolidated Financial Statements) and expenses not representative of the Company’s structure as an independent entity, which reduced earnings by $1.00 per share. Net income, as adjusted to exclude these expenses and the results of discontinued operations, was $8.0 million or $.40 per share in the second quarter of 2002. Net income, as adjusted, in the second quarter of 2001 was $8.3 million or $.41 per share, assuming 20.2 million shares outstanding.

Following is a discussion of operating results for each segment:

          Sealing Products - Sales of $90.3 million in the second quarter of 2002 were 5% lower than the $94.9 million reported in the same period in 2001. Garlock Sealing Technologies continues to experience weakness in the process markets that it serves in the Americas and Europe, which are its primary geographic markets. Demand for Plastomer Technologies’ PTFE products was negatively impacted by weakness in certain markets such as aerospace, semiconductor manufacturing and chemicals. STEMCO sales were bolstered by new products, increased demand for heavy-duty trucks in advance of new EPA regulations, and higher OEM trailer orders. Segment profit declined 26% from $15.9 million in the second quarter of 2001 to $11.7 million in the same period this year due to the decreased sales volumes and the recording of a reserve for a warranty claim. Consequently, operating margins declined from 16.8% in 2001 to 13.0% in 2002.

          Engineered Products - In the second quarter of 2002, sales were $101.0 million, which is a 58% increase over the $63.8 million reported in the same period last year. Segment profit increased 11% from $8.9 million in the second quarter of 2001 to $9.9 million in the second quarter of 2002. Operating margins were 9.8% and 13.9% in the second quarter of 2002 and 2001, respectively. Glacier Garlock Bearings contributed most of the increase in sales due to the inclusion of the Glacier metal polymer bearings business acquired in September 2001. This unit continues to experience pricing pressure and weakness in its key markets in the United States and Europe, which have depressed its operating margins. Fairbanks Morse benefited from the shipment of a significant engine order. Improved demand from the automotive market boosted Haber/Sterling’s sales, but pricing and margin pressures negated the benefit of the increased volume. Weak capital equipment and industrial markets dampened demand for Quincy Compressors, which had lower sales and earnings than a year ago.

Results of Operations – Six Months Ended June 30, 2002 Compared to the Six Months Ended 2001

          Sales for the six months ended June 30, 2002 increased $37.2 million, or 12%, from $321.3 million in the first six months of 2001 to $358.5 million in the first six months of 2002. A loss from continuing operations of $12.3 million or $.61 per share in the first half of 2002 compares to income from continuing operations of $11.9 million in the same period of 2001. After including the income from the discontinued Coltec aerospace business, net income was $11.9 million and $58.2 million in the first six months of 2002 and 2001, respectively. The factors affecting the results of operations for the first six months of 2002 and 2001 were substantially the same as those discussed for the second quarter.

Liquidity and Capital Resources

          Cash Flows

          Operating activities used $21.9 million of cash during the first six months of 2002 compared to a use of $46.2 million during the first six months of 2001. Cash used by operating activities mainly went towards payments of asbestos related claims net of insurance proceeds, an increase in working capital and the payment of certain liabilities related to previously divested businesses offset by a tax refund associated with prior tax years. Expenditures related to asbestos-related claims exceeded proceeds from asbestos-related insurance by $48.9 million and $47.4 million during the first six months of 2002 and 2001, respectively.

          Investing activities used $22.8 million and $7.7 million of cash during the first six months of 2002 and 2001, respectively. In 2002, $16.2 million was used to purchase call options on Goodrich common stock. For a further discussion of the call options, see
“—Capital Resources” below. A $4.8 million purchase price adjustment related to the Glacier acquisition was received in the first quarter of 2002 and was partially offset by a $1.1 million payment related to the 2001 acquisition of Air Science.

          Financing activities provided cash of $53.9 million during the first six months of 2002 compared to $102.9 million in the first six months of 2001. The decrease in cash provided by financing activities was a result of lower net transfers from Goodrich through the May 31, 2002 spin-off.

          Capital Resources

          Prior to the Distribution, Coltec’s principal source of liquidity was intercompany loans and contributions from Goodrich.

          Our primary recurring cash needs are working capital, capital expenditures, asbestos claims payments and debt service. We believe that cash generated by our operations, together with asbestos-related insurance proceeds and available borrowings under our new revolving credit facility, will be sufficient to meet our recurring cash needs during the next 12 months.

          Our primary U.S. operating subsidiaries executed a credit agreement dated May 16, 2002 for a new senior secured revolving credit facility. Borrowings under the revolving credit facility will be secured by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the revolving credit facility is $60 million. The senior credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on our ability to pay dividends, to repurchase shares, to incur additional debt, and to acquire new businesses. We do not expect compliance with these restrictions and covenants to materially affect our operations. We do not anticipate borrowings under the facility for the foreseeable future.

          Goodrich offered to exchange new Goodrich securities for outstanding Coltec senior notes prior to the Distribution. Goodrich acquired all $296.9 million of Coltec senior notes tendered pursuant to the offer. The $3.1 million of Coltec senior notes that remain outstanding following completion of the exchange offer remain obligations of Coltec.

          Until April 15, 2028, Coltec also has outstanding $150 million of 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) that are convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock on the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Coltec may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the TIDES agreements. Failure to honor conversion rights would be a default under those agreements.

          Further, the value of Goodrich and EnPro common stock may increase to the level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the aggregate liquidation value of the TIDES of $150 million. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against Coltec’s risk that the cash required to finance conversions of the TIDES would exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in our balance sheet with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our financial condition or results of operations in a given period, but will not result in any current cash obligation. The fair value of the call options declined by $5.1 million during the second quarter of 2002 and a corresponding charge to earnings was recorded to reflect this decline in value.

          Our ability to raise capital through the issuance of additional equity is constrained because it may cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we would be required to indemnify Goodrich for that tax.

Contingencies

          General

          There are pending or threatened against EnPro or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

          Environmental

          Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in addressing the applicability of all environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We believe that the Company and its subsidiaries are in material compliance with all currently applicable regulations.

          EnPro or one of its subsidiaries has been notified that it is among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 17 sites at which the costs to it at each site are expected to exceed $100 thousand. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at three sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Accruals are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

          We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at its facilities. The Company also conducts comprehensive compliance and management system audits at its facilities to maintain compliance and improve operational efficiency. We believe that maintaining compliance with current governmental regulations and capital expenditures associated therewith will not have a material adverse effect on its results of operations or competitive position.

          As of June 30, 2002, EnPro had an accrued liability of $38.2 million for expenditures relating to environmental contingencies. In connection with the Distribution, we conducted a review of our policy and strategies for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review and our policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability includes an increase in the Company’s environmental liabilities of approximately $12 million to reflect an increase in the estimated costs to remediate these sites. The increased costs will be paid over a number of years and therefore will not impact short-term liquidity. Although we are pursuing insurance recovery in connection with certain of these underlying matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

          Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition, results of operations and cash flows.

          Other Contingent Liability Matters

          We have contingent liabilities related to discontinued operations of certain predecessors. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and related to Coltec’s former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. There are currently no claims pending against Coltec related to these former subsidiaries. However, such claims could arise in the future. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations. In the second quarter of 2002, but prior to the Distribution, Coltec paid approximately $8 million to satisfy a judgment in a lawsuit arising under the Coal Industry Retiree Health Benefit Act of 1992. In addition, as a result of an adverse court ruling in a case related to the closure of a plant in Pennsylvania in 1982, the Company increased the liability for this case by $11 million. The total claim will likely be paid during the next 12 months.

          Asbestos

          The Company and certain of its subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in those actions are industrial sealing products, predominantly gaskets, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant.

          We believe that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products sold by Garlock and Anchor are encapsulated, which means the asbestos fibers are incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

          Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Garlock believes that these settlements were at a lower overall cost to Garlock than would eventually have been paid even though the timing of payment was accelerated. Mainly due to this short-term aggressive settlement strategy and because settlements are made over a period of time, the settlement amounts paid in 2001, 2000 and 1999 increased over prior periods. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, we expect that the settlement amounts that Garlock will pay in 2002 and 2003 will be affected by the short-term strategy.

          Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years and are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature of the disease alleged, the occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, such as the statute of limitations, and whether the action is an individual one or part of a group. Garlock’s allocable portion of the total settlement amount for an action typically ranges from 1% to 2% of the total amount.

          Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony that the claimant worked with or around Garlock asbestos-containing products is required. Generally, the claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the first six months of 2002, and in the years 2001, 2000 and 1999 totaled less than $9 million in the aggregate, and some of those verdicts are on appeal.

          Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to Anchor of approximately $8 million as of June 30, 2002 is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          The insurance coverage available to Garlock is substantial. As of June 30, 2002, Garlock had available $980 million of insurance coverage from carriers that we believe to be solvent. Of that amount, $161 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $134 million has been committed to claim settlements not yet paid by Garlock. Thus, at June 30, 2002, $684 million remained available for coverage of future claims. Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments with respect to these claims, pursuant to a settlement or otherwise, have been made. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

          Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover claims paid by Garlock currently is limited to $80 million per year and reimbursements of legal fees. This limit automatically increases by 8% every three years, and the next scheduled increase is in 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Various options, such as raising the annual limit, are being pursued to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

          In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it nearly impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included in the table below for such claims.

          We record an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset equal to the amount of those liabilities that is expected to be recovered by insurance. A table is provided below depicting quantitatively the items discussed above.

	Six Months Ended
	June 30,

	2002	2001

(number of cases)

New Actions Filed During the Period (1)	16,200	18,700

Actions in Advanced Stages at Period-End	9,100	2,200

Open Actions at Period-End	102,900	87,200

(dollars in millions at Period-End)

Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (2)	$181.3	$224.2

Estimated Amounts Recoverable From Insurance(2) (3)	$347.1	$323.0

(dollars in millions)

Payments (2)	$79.4	$90.7

Insurance Recoveries (2)	30.5	43.3

Net Cash Flow (3)	$(48.9)	$(47.4)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	Includes amounts with respect to all claims settled, whether or not an action has actually been filed with a court of competent jurisdiction, claims which have been tried and claims otherwise closed during the period.

(3)	Payments made during the period for which Garlock does not receive a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies will be recovered in future periods to the extent insurance is available. When estimating the amounts recoverable, Garlock only includes insurance coverage available from carriers believed to be solvent.

          Garlock and Anchor recorded charges to operations amounting to approximately $6 million and $4 million during the first six months of 2002 and 2001, respectively, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

          Garlock and Anchor paid $48.9 million and $47.4 million during the first six months of 2002 and 2001, respectively, for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers. The net amount for the first six months of 2002 would be reduced by approximately $15 million if the Company were to include a late payment that it received early in July from an insurance company. We believe that the net outflows from Garlock and Anchor for all of 2002 will be less than the $74.8 million of net outflows in 2001.

          Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. However, because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Outlook

          Although there was some strengthening in selected markets during the second quarter of 2002, the economic recovery has not been as broad based or as strong as anticipated. Weak industrial markets and the slow pace of capital spending indicate that activity during the second half of 2002 is not likely to improve appreciably over the first half of the year. Our primary markets continue to face increasingly competitive environments that are characterized by severe pricing pressure as we and our competitors strive to maintain market share. In addition, we expect to incur incremental costs, over and above the levels historically incurred as part of Goodrich, related to becoming an independent public company. These factors combine to put further downward pressure on our operating margins.

          Based on the inclusion of the Glacier metal polymer bearing business operating results for the full year, the elimination of goodwill amortization in 2002, and excluding the non-operating expenses discussed above, we expect a modest increase in 2002 sales and operating income over 2001 results.

          The foregoing statements about our expectations are forward-looking statements that are subject to change, perhaps materially, as a result of factors identified under “Forward-Looking Statements” included below.

Forward-Looking Information

          This Quarterly Report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations and business of EnPro that are subject to risk and uncertainty. We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “could,” “would” or “may” and similar expressions may identify forward-looking statements.

          We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in Exhibit 99 hereto, other important factors that could result in those differences include:

•	general economic conditions in the applicable markets, including inflation, recession, interest rates and other economic factors;

•	casualty to or other disruption of our facilities and operations; and

•	other factors that generally affect the business of industrial companies.

          We caution our shareholders not to place undue reliance on these statements, which speak only as of the date on which such statements were made.

          Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART  I,  ITEM  3.

ENPRO INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10 for the year ended December 31, 2001.

Risk Due to Convertibility of TIDES

          As described in the preceding “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Capital Resources” section, Coltec purchased call options that expire in March 2007 to provide protection against Coltec’s risk that the cash required to finance conversions of the TIDES would exceed the TIDES liquidation value. While Coltec has hedged its exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, we cannot be certain that Coltec will have the financial resources to redeem these securities or effectively hedge this exposure to potential conversion costs in excess of the aggregate liquidation value of the TIDES beyond the term of the call options.

          The feature of the TIDES that allows them to be converted into Goodrich common stock will not be accounted for separately as a derivative. The call options are derivative instruments and are carried at fair value in our balance sheet with changes in the fair value reflected in our earnings. Such changes may have a material effect on our financial condition or results of operations in a given period, but will not result in any current cash obligation to Coltec. If the call options expire unexercised and the market price of Goodrich common stock at that time is less than the exercise price per share, then the cumulative net charges to earnings for the call options for financial reporting purposes will be limited to the original cost.

PART  II,  ITEM  1.

PART  II.  OTHER INFORMATION

Item 1. Legal Proceedings.

          A description of legal and environmental matters is included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Contingencies.”

          In addition to the litigation and matters noted above, we are from time to time subject to and are presently involved in, litigation or other legal proceedings arising out of the ordinary course of business. We believe that the outcome of such proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2. Changes in Securities and Use of Proceeds.

(a)  Modification to Rights of Holders of Common Stock

          EnPro adopted a shareholder rights plan effective as of May 31, 2001. Under the terms of this plan, immediately prior to the Distribution, EnPro issued a dividend of one preferred stock purchase right for each outstanding share of its common stock. Each right entitles the holder to purchase one one-hundredth of a share of a newly authorized series of EnPro preferred stock at a purchase price of $65.00. Each one-hundredth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not initially exercisable, and initially will be evidenced by EnPro’s common stock certificates and will trade automatically with the common stock.

          In the event any person or group commences a tender or exchange offer that, if consummated, would result in such person or group becoming the beneficial owner of 15% or more of EnPro’s common stock, then after a specified period each right will entitle its holder to purchase one one-hundredth of a share of such preferred stock at a purchase price of $65.00. Thereafter, separate rights certificates will be distributed.

          In the event that a person or group acquires beneficial ownership of 15% or more of EnPro’s common stock, then after a specified period each right (other than rights beneficially owned by such person or group, which become void) will entitle its holder to purchase, at the purchase price, shares of EnPro common stock (or, at the option of the board of directors, such preferred stock) having a value equal to twice the purchase price. Additionally, if after any such person or group acquires beneficial ownership of 15% or more of EnPro’s common stock, EnPro is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, each right (other than rights beneficially owned by such person or group, which will have become void) will entitle its holder to purchase, at the purchase price, shares of common stock of the person with whom EnPro engaged in such transaction having a value equal to twice the purchase price.

          Under certain circumstances, EnPro may, at its option, exchange for each outstanding right (other than voided rights) one share of common stock or one one-hundredth of a share of such preferred stock. EnPro may also, at its option, redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person or group has become the beneficial owner of 15% or more of its common stock.

          The rights will expire on May 31, 2012, unless earlier redeemed. Details of the plan are contained in EnPro’s Information Statement dated May 24, 2002, which is included in its Amendment No. 4 to its Form 10 registration statement filed with the Securities and Exchange Commission on May 24, 2002.

(b)  Sale of Securities Not Registered Under Securities Act

          On May 31, 2002, EnPro issued 20,415,682 shares of its common stock to Goodrich Corporation. Goodrich then distributed these shares pro rata to Goodrich stockholders to effect the Distribution. EnPro issued the shares to Goodrich pursuant to the terms of a Contribution Agreement dated May 31, 2002, in consideration of the transfer by Goodrich to EnPro of certain assets, principally the outstanding capital stock of Coltec Industries Inc. These shares were issued in reliance upon the exemption under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

          Goodrich was the sole shareholder of EnPro prior to the Distribution. During that time, Goodrich approved the amendment and restatement of the Company’s articles of incorporation by written consent dated May 21, 2002. In this same written consent, Goodrich also elected the following persons to EnPro’s Board of Directors:

William R. Holland
J.P. Bolduc
Peter C. Browning
Joe T. Ford
James H. Hance, Jr.
Gordon D. Harnett

The term of office as a director of Ernest F. Schaub continued after this date.

          By written consent of the sole shareholder dated May 23, 2002, Goodrich ratified the Board of Directors’ approval of EnPro’s shareholder rights plan and various other actions in connection with the Distribution.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)	Reports on Form 8-K

          On June 3, 2002, EnPro filed a Form 8-K containing two press releases, one of which announced the distribution of shareholder rights to holders of its common stock and the other of which announced the completion of the Distribution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 12th day of August, 2002.

ENPRO INDUSTRIES, INC

By:	/s/Richard L. Magee

Richard L. Magee

Senior Vice President, General Counsel and

Secretary

By:	/s/Donald G. Pomeroy II

Donald G. Pomeroy II

Vice President and Controller

(Chief Accounting Officer)

CERTIFICATION

The undersigned chief executive officer and chief financial officer of the registrant each certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that, to his knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: August 12, 2002	/s/Ernest F. Schaub

Ernest F. Schaub President and Chief Executive Officer

Date: August 12, 2002	/s/William Dries

William Dries Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2*	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

10.1*	Tax Matters Arrangements between Goodrich Corporation and EnPro Industries, Inc.

10.2*	Transition Services Agreement between Goodrich Corporation and EnPro Industries, Inc.

10.3*	Employee Matters Agreement between Goodrich Corporation and EnPro Industries, Inc.

10.4*	Indemnification Agreement among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust

10.5*	Contribution Agreement between Goodrich Corporation and EnPro Industries, Inc.

10.6	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.7	EnPro Industries, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.8	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.9	EnPro Industries, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.11 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.10	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.11	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.12	Credit Agreement dated as of May 16, 2002, among the financial institutions named therein, Bank of America, N.A., as the agent, Citicorp USA, Inc., as the syndication agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies, LLC, Garlock Bearings LLC, Haber Tool Company, and Stemco LLC, as the borrowers, and Coltec Industries Inc, as the funds administrator (incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.13	Security Agreement dated as of May 16, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.14*	Parent Guarantee dated as of May 31, 2002 by EnPro Industries, Inc. in favor of the financial institutions named therein and their successors and permitted assigns, Bank of America, N.A., as letter of credit issuer and Bank of America, N.A., as agent

10.15*	Pledge Agreement dated as of May 31, 2002 among Bank of America, N.A., as the agent, and EnPro Industries, Inc., Coltec Industries Inc, Garlock Sealing Technologies LLC, Coltec International Services Co., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation

99*	Risk Factors

*	Items marked with an asterisk are filed herewith.