Form 10-Q
period 2002-09-30
ENPRO INDUSTRIES INC
filed 2002-11-13
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required]

Commission File Number 001-31225

ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip Code)

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

Yes [X]        No [   ]

As of November 12, 2002, there were 20,416,302 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I, ITEM 1.

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in millions)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$83.4	$25.9
Cash – restricted	9.0	—
Accounts and notes receivable	101.2	82.2
Asbestos insurance receivable	94.9	90.8
Inventories	75.5	83.0
Other current assets	25.5	13.7

Total Current Assets	389.5	295.6
Property, plant and equipment – net	135.5	138.2
Goodwill and identifiable intangible assets, net	206.7	209.1
Asbestos insurance receivable	211.7	202.8
Other assets	53.4	152.1
Assets of discontinued operations	—	475.2

Total Assets	$996.8	$1,473.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$0.6	$1.9
Accounts payable	46.1	47.1
Asbestos liability	96.1	98.4
Other accrued expenses	91.4	69.0
Income taxes payable	—	59.8

Total Current Liabilities	234.2	276.2
Long-term debt	165.8	313.0
Deferred income taxes	35.3	46.2
Retained liabilities of previously owned businesses	40.9	56.3
Environmental liabilities	32.8	21.8
Asbestos liability	57.6	72.5
Other liabilities	23.5	53.3
Liabilities of discontinued operations	—	207.3
Mandatorily redeemable convertible preferred securities of trust (TIDES)	—	150.0

Total Liabilities	590.1	1,196.6

Shareholders’ Equity
Common stock — $.01 par value; 100,000,000 shares authorized; 20,416,302 shares issued at September 30, 2002	0.2	—
Additional paid-in capital	425.2	—
Accumulated deficit	(8.0)	—
Accumulated other comprehensive loss	(9.1)	(15.6)
Common stock held in treasury, at cost – 245,018 shares at September 30, 2002	(1.6)	—
Net investment by Goodrich Corporation	—	292.0

Total Shareholders’ Equity	406.7	276.4

Total Liabilities and Shareholders’ Equity	$996.8	$1,473.0

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Quarters Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Sales	$174.2	$147.9	$532.7	$469.2
Operating Costs and Expenses:
Cost of sales	124.4	105.1	382.9	323.0
Selling, general and administrative expenses	36.4	29.6	110.7	94.3
Restructuring costs	1.1	0.1	3.1	0.8

	161.9	134.8	496.7	418.1

Operating income	12.3	13.1	36.0	51.1
Interest – net	(2.0)	(6.2)	(11.8)	(18.8)
Other expense (See Note B)	(11.1)	—	(41.4)	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(0.8)	6.9	(17.2)	32.3
Income tax (expense) benefit	0.3	(2.6)	7.7	(12.1)
Distributions on convertible preferred securities of trust (TIDES)	—	(1.9)	(3.3)	(5.9)

Income (loss) from continuing operations	(0.5)	2.4	(12.8)	14.3
Income from discontinued operations – net of taxes	—	26.8	24.2	73.1

Net income (loss)	$(0.5)	$29.2	$11.4	$87.4

Basic and Diluted Earnings Per Share:
Continuing operations	$(0.02)		$(0.63)
Discontinued operations	—		1.20

Net income (loss)	$(0.02)		$0.57

Average common shares outstanding (millions)	20.2		20.2

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in millions)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(12.8)	$14.3
Adjustments to reconcile income (loss) from
continuing operations to net cash provided by (used in) operating activities:
Non-operating expenses (See Note B)	41.4	—
Payments for asbestos-related claims, net of insurance proceeds	(29.5)	(59.6)
Depreciation and amortization	23.0	20.8
Deferred income taxes	4.1	30.3
Decrease (increase) in working capital	5.4	(28.5)
Change in other non-current assets and liabilities	(13.8)	(27.7)
Other	1.5	0.9

Net cash provided by (used in) operating activities	19.3	(49.5)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.6)	(10.1)
Proceeds from sale of property, plant and equipment	0.8	0.4
Purchase of call options	(18.2)	—
Receipt (payment) in connection with acquisitions	3.7	(155.1)

Net cash used in investing activities	(27.3)	(164.8)

FINANCING ACTIVITIES
Repayment of debt	(1.8)	(2.7)
Net transfers from Goodrich Corporation	54.3	228.1

Net cash provided by financing activities	52.5	225.4

DISCONTINUED OPERATIONS
Net cash provided by (used in) discontinued operations	13.0	(19.1)

Net increase (decrease) in cash and cash equivalents	57.5	(8.0)
Cash and cash equivalents at beginning of period	25.9	21.6

Cash and cash equivalents at end of period	$83.4	$13.6

See Notes to Condensed Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. Overview, Basis of Presentation and Critical Accounting Policies

     Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors and heavy-duty diesel and natural gas engines.

     In May 2002, Goodrich Corporation (“Goodrich”) completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) business to its shareholders (the “Distribution”). EnPro was incorporated in North Carolina in January 2002 in anticipation of the proposed Distribution. Prior to the Distribution, Coltec Industries Inc (“Coltec”) was a wholly owned subsidiary of Goodrich and owned the EIP business and an aerospace business (“Coltec Aerospace”). During May 2002, Coltec transferred to Goodrich, by way of a dividend, all of the assets, liabilities and operations of Coltec Aerospace (the “Aerospace Dividend”).

     Upon the Distribution, Coltec became a wholly owned subsidiary of EnPro. The Distribution was effected through a tax-free distribution to Goodrich shareholders of all of the capital stock of EnPro. Each Goodrich shareholder received one share of EnPro common stock, as well as an associated EnPro preferred stock purchase right, for every five shares of Goodrich common stock owned.

     Basis of Presentation

     These financial statements present Coltec’s condensed consolidated financial condition, results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002 including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated financial condition, results of operations and cash flows after the Distribution. As noted above, Coltec transferred Coltec Aerospace to Goodrich prior to the Distribution. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec Aerospace has been accounted for as a discontinued operation and its revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no operations shown as discontinued operations other than Coltec Aerospace.

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

     Pending resolution of certain items related to the post closing adjustment procedure with Goodrich, a final cash settlement will be made between EnPro and Goodrich. At May 31, 2002, $9.0 million of cash was deposited into an escrow account in connection with the pending cash settlement, which has been classified as restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002. An estimated payment by EnPro has been recorded as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2002. To the extent that the final cash settlement differs from the estimate, an adjustment will be made to the Company’s equity. On October 25, 2002, $8.5 million was distributed to Goodrich from the escrow account as partial payment of the post closing cash settlement. The final amount of the cash settlement has not been determined.

     Prior to the Distribution, Coltec had certain outstanding debts, the most significant of which were Coltec’s 7-1/2% Senior Notes due 2008 (the “Coltec Senior Notes”) and the 5-1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (the “TIDES”). The TIDES continue to be obligations of Coltec after the Distribution. However, because the TIDES are convertible into the common stock of another registrant (i.e. Goodrich), the TIDES are no longer deemed to be a convertible preferred security and are classified as long-term debt. In April 2002, Goodrich made an offer to exchange the Coltec Senior Notes for debt securities of Goodrich having similar terms. Goodrich exchanged new Goodrich securities for $296.9 million of the $300.0 million outstanding Coltec Senior Notes, which were tendered at the time of the exchange. On May 21, 2002, Coltec purchased all of these notes from Goodrich, including accrued interest thereon, in exchange for a $201.9 million debenture and $97.2 million in cash. As a result of the transaction, all Coltec Senior Notes purchased by Coltec were cancelled. The cash portion of the purchase price was financed through an intercompany loan from Goodrich that was assumed by Coltec Aerospace. The debenture was contributed by Goodrich to EnPro and will remain an outstanding obligation of Coltec to EnPro, which, for accounting purposes, is eliminated upon consolidation in EnPro’s financial statements. The $3.1 million of Coltec Senior Notes that are outstanding following the exchange offer remain obligations of Coltec.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company’s Information Statement dated May 24, 2002 included in Amendment No. 4 to its Form 10 registration statement filed with the Securities and Exchange Commission on May 24, 2002.

     Critical Accounting Policies

     EnPro believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

     In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions progress to a stage where the cost to dispose of these actions can be reasonably estimated. These actions are classified as actions in advanced stages. With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company believes that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, the Company believes that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims.

     Derivative Instruments – Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the balance sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Coltec purchased call options in March 2002 to mitigate its financial exposure created by the conversion feature of the TIDES. The call options are derivative instruments and are carried at fair value with changes reflected in income. The Company also has a program in place to manage foreign currency risk. As part of that program, the Company has entered into a limited number of foreign currency forward exchange contracts to hedge forecasted transactions denominated in foreign currencies. These forward exchange contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the forward exchange contracts is reported in other comprehensive income/loss and the ineffective portion is reported currently in earnings. Amounts in accumulated other comprehensive income/loss are reclassified into earnings in the period that the hedged transactions affect earnings.

B. Non-Operating Expenses

     During the third quarter and nine months ended September 30, 2002, the Company recorded pre-tax charges of a non-operating nature totaling $11.1 million and $41.4 million, respectively. These charges, which reduced net income for the quarter and nine months by $6.9 million and $25.9 million, or $0.34 and $1.28 per share, respectively, consisted of three primary components.

     First, in connection with the Distribution, the Company conducted a review of its policy and strategies for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review and the Company’s policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental reserves by $12.0 million during the quarter ended June 30, 2002 to reflect an increase in the estimated costs to remediate these sites.

     Second, based on new information in the quarter ended June 30, 2002, the Company revised the estimated costs associated with an adverse court ruling related to the closing of a plant in 1982. The Company increased its reserve for this case by $11.0 million during the quarter ended June 30, 2002. The claim is expected to be paid either in the fourth quarter of 2002 or in early 2003.

     Third, in March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of its TIDES into Goodrich common stock could exceed the $150 million liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s balance sheet. Changes in fair value are reflected in income. The fair value of the call options declined by $10.7 million and $15.8 million during the quarter and nine months ended September 30, 2002, respectively, and corresponding non-cash charges to earnings were recorded to reflect these declines in value.

C. Goodwill and Other Intangible Assets

     Effective July 1, 2001, the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) applicable to business combinations completed after June 30, 2001 were adopted. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under the provisions of this standard, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Indefinite lived intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. In the second quarter of 2002, the first of the required impairment tests of goodwill and indefinite lived intangible assets was completed. Based on the results of the first test, it is likely that goodwill related to certain reporting units in the sealing products segment has been impaired. The measurement of the potential goodwill impairment will be completed no later than the end of 2002 as required by SFAS 142. The impairment will not exceed approximately $24 million, which represents the total goodwill of the certain reporting units. An impairment charge resulting from these impairment tests will be reflected as a cumulative effect of a change in accounting principle.

     Income (loss) from continuing operations for the quarters and nine months ended September 30, 2002 and 2001, adjusted to exclude amounts no longer being amortized, is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in millions)
Reported Income (Loss) from Continuing Operations	$(0.5)	$2.4	$(12.8)	$14.3
Adjustments:
Goodwill amortization	—	1.0	—	2.9
Income taxes	—	(0.4)	—	(1.1)

Adjusted Income (Loss) from Continuing Operations	$(0.5)	$3.0	$(12.8)	$16.1

     The changes in the net carrying value of goodwill by reportable segments for the nine months ended September 30, 2002 are as follows:

	Sealing	Engineered
	Products	Products	Total

	(in millions)
Goodwill, net as of December 31, 2001	$58.9	$85.7	$144.6
Post acquisition adjustments	—	(0.2)	(0.2)
Currency translation adjustment	0.8	—	0.8

Goodwill, net as of September 30, 2002	$59.7	$85.5	$145.2

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

		(in millions)
Customer relationships	$26.7	$2.7	$27.2	$0.6
Existing technology	15.8	0.5	15.8	0.2
Trademarks	22.0	1.5	21.3	1.2
Other	3.7	2.0	3.7	1.5

	$68.2	$6.7	$68.0	$3.5

     Amortization expense for the nine months ended September 30, 2002 was $3.2 million. Amortization expense for these intangible assets for 2002 through 2006 is estimated to be approximately $4 million per year.

D. Acquisition

     In September 2001, the Company acquired the Glacier metal polymer bearings business (“GIB”). The results of GIB’s operations have been included in the consolidated financial statements of the Company since that date. The business manufactures and distributes industrial metal polymer bearings and was integrated with the Company’s Garlock Bearings business, which is included in the engineered products segment. The integrated business is referred to as Glacier Garlock Bearings. The acquisition extends the Company’s reach geographically and results in a global position in the metal polymer bearings market; broadens its current product offerings; is expected to result in economies of scale relating to raw material purchases; and, includes the use of the Glacier brand name trademarks and intellectual property. The acquisition was recorded using the purchase method of accounting.

     The following pro forma information assumes that the acquisition occurred as of January 1, 2001.

	Quarter Ended			Nine Months
	September 30, 2001			Ended September 30, 2001

	Historical	GIB	Pro Forma	Historical	GIB	Pro Forma

			(in millions)
Sales	$147.9	$15.6	$163.5	$469.2	$68.7	$537.9
Operating income	$13.1	$0.6	$13.7	$51.1	$6.2	$57.3
Income from discontinued operations	$26.8	$—	$26.8	$73.1	$—	$73.1
Net income	$29.2	$0.4	$29.6	$87.4	$3.9	$91.3

E. Restructuring Costs

     The Company incurred $3.1 million of restructuring costs in the first nine months of 2002. The restructuring costs included $1.2 million for equipment relocations, $1.7 million for building modifications, and $0.2 million for termination benefits. Restructuring reserves at September 30, 2002, as well as activity during the nine months ended September 30, 2002, consisted of:

	Balance			Balance
	December 31,			September 30,
	2001	Provision	Payments	2002

		(in millions)
Personnel related costs	$2.1	$0.2	$(1.7)	$0.6
Facility consolidation costs	1.1	2.9	(3.3)	0.7

	$3.2	$3.1	$(5.0)	$1.3

F. Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2002	2001

	(in millions)
Finished products	$60.0	$66.2
Work in process	57.0	58.4
Raw materials and supplies	13.8	17.3

	130.8	141.9
Reserve to reduce certain inventories to LIFO basis	(13.8)	(13.8)
Progress payments and advances	(41.5)	(45.1)

Total	$75.5	$83.0

G. Comprehensive Income (Loss)

     Total comprehensive income (loss) consisted of the following:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in millions)
Net income (loss)	$(0.5)	$29.2	$11.4	$87.4
Unrealized translation adjustments	—	0.8	3.1	(0.6)
Net unrealized gains from cash flow hedges	0.1	—	0.1	—

Total comprehensive income (loss)	$(0.4)	$30.0	$14.6	$86.8

H. Earnings Per Share

     Basic and diluted earnings per share in 2002 were computed based on net income (loss) divided by the average common shares outstanding during each period (20.2 million shares). Because EnPro’s results were consolidated into the results of Goodrich in 2001, per share numbers do not apply to prior periods. As of September 30, 2002, there are no dilutive common stock equivalents that would cause diluted earnings per share to differ from basic earnings per share.

I. Discontinued Operations

     Prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich by way of a dividend. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, Coltec Aerospace was accounted for as a discontinued operation through the Distribution date and its revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

     The following summarizes the results of discontinued operations, which consist solely of the results of Coltec Aerospace:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in millions)
Sales	$—	$215.0	$292.9	$641.9

Pretax income	$—	$40.0	$36.1	$109.1
Income tax expense	—	13.2	11.9	36.0

Income from discontinued operations	$—	$26.8	$24.2	$73.1

J. Business Segment Information

     The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors, engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. In the third quarter of 2002, operating responsibility for a business in the sealing products segment was transferred to the engineered products segment. Historical segment information has been reclassified to conform with this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Segment profit was formerly referred to as segment operating income. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in millions)
Sales
Sealing Products	$78.1	$77.2	$238.7	$253.9
Engineered Products	96.4	71.0	295.4	216.4

	174.5	148.2	534.1	470.3
Intersegment sales	(0.3)	(0.3)	(1.4)	(1.1)

Total sales	$174.2	$147.9	$532.7	$469.2

Segment Profit
Sealing Products	$11.1	$10.4	$29.7	$39.9
Engineered Products	8.1	6.9	28.5	29.3

Total segment profit	19.2	17.3	58.2	69.2
Corporate expenses	(4.3)	(1.3)	(12.4)	(8.4)
Interest – net	(2.0)	(6.2)	(11.8)	(18.8)
Other expense	(13.7)	(2.9)	(51.2)	(9.7)

Income (loss) before income taxes and distributions on TIDES	$(0.8)	$6.9	$(17.2)	$32.3

	September 30,	December 31,
	2002	2001

	(in millions)
Assets:
Sealing Products	$189.6	$191.4
Engineered Products	345.0	337.5
Assets of discontinued operations	—	475.2
Corporate	462.2	468.9

	$996.8	$1,473.0

K. Contingencies

     General

     There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved in legal proceedings as plaintiffs involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

     Environmental

     The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several sites.

     The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and governmental regulations concerning the environment will not have a material adverse effect on its capital expenditures or results of operations.

     The Company’s environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

     As of September 30, 2002 and December 31, 2001, EnPro had an accrued liability of $38.0 million and $27.0 million, respectively, for probable future expenditures relating to environmental contingencies. In connection with the Distribution, the Company conducted a review of its policy and strategies for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review and the Company’s policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability was increased in the second quarter of 2002 by $12.0 million to reflect an increase in the estimated costs to remediate these sites.

     The amounts recorded in the financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information that may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition or cash flows, but could be material to the Company’s consolidated results of operations in a given period.

     Other Contingent Liability Matters

     The Company has contingent liabilities related to discontinued operations of its predecessors for which it retained liability or is obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and the Company’s former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. No material claims of that nature are currently pending against the Company related to Central Maloney. However, such claims could arise in the future. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of these cases have been dismissed. Colt Firearms is seeking indemnification from Coltec for claims involving firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims in all instances on various legal grounds. The Company also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to the Company’s periods of ownership of those operations. In the second quarter of 2002, Coltec paid approximately $8 million to satisfy a judgment relating to these obligations. In addition, as a result of an adverse court ruling in a case related to the closure of a plant in Pennsylvania in 1982, the Company increased the liability for this case by $11.0 million in the second quarter of 2002. The claim is expected to be paid either in the fourth quarter of 2002 or in early 2003.

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40 and often more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in those actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion and, together with their insurers, have paid approximately $780 million in settlements and judgments at a cost in fees and expenses of approximately $265 million.

     Claims Mix. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we only are aware of approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The Company believes that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Settlements. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in 2001, 2000 and 1999 increased over prior periods. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and is on pace to reduce new commitments further in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2002 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001, when the short-term strategy was employed.

     Settlements are made without any admission of liability and are generally made on a group basis with payments made to individual claimants over a period of one to four years. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature of the disease alleged and the associated medical evidence, the occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, such as the statute of limitations, and whether the action is an individual one or part of a group. Garlock’s allocable portion of the total settlement amount for an action typically ranges from 1% to 2% of the total amount paid by all defendants in the action.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the first nine months of 2002, together with the years 2001 and 2000 totaled approximately $5 million in the aggregate, and some of those verdicts are on appeal.

     Status of Anchor. Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of September 30, 2002, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2002, Garlock had available $938 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $61 million of otherwise available insurance as insolvent. Of the solvent insurance, $690 million (74%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, $115 million (12%) is with other solvent US carriers and $133 million (14%) is with various solvent London market carriers. Of the $938 million, $147 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $122 million has been committed to claim settlements not yet paid by Garlock. Thus, at September 30, 2002, $669 million remained available for future asbestos-related payments.

     Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years, and the next scheduled increase is in 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

     Quantitative Claims Information. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company believes that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, the Company believes that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included in the table below for such claims.

     The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset equal to the amount of those liabilities that is expected to be recovered from insurance. A table is provided below depicting quantitatively the items discussed above.

	Nine Months Ended
	September 30,

	2002	2001

(number of cases)
New Actions Filed During the Period (1)	30,100	30,500
Actions in Advanced Stages at Period-End	4,100	1,900
Open Actions at Period-End	115,900	90,100

(dollars in millions at period-end)
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (2)	$153.7	$180.6
Estimated Amounts Recoverable From Insurance(2) (3)	$306.5	$295.7

(dollars in millions)
Payments (2)	$107.6	$136.5
Insurance Recoveries (2)	70.6	70.9

Net Cash Flow (3)	$(37.0)	$(65.6)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	Includes amounts with respect to all claims paid in the period, whether or not an action has actually been filed with a court of competent jurisdiction, claims which have been tried, and claims otherwise closed during the period.

(3)	Payments made during the period for which Garlock does not receive a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies will be recovered in future periods to the extent insurance is available. When estimating the amounts recoverable, Garlock only includes insurance coverage available from carriers believed to be solvent.

     Garlock and Anchor recorded charges to operations amounting to approximately $7 million and $6 million during the first nine months of 2002 and 2001, respectively, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

     Garlock and Anchor paid $37.0 million and $65.6 million during the first nine months of 2002 and 2001, respectively, for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to make settlement commitments in each year that are less than or equal to insurance payments available under the insurance cap for that year, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock’s goal is to continue to decrease new settlement commitments while it works to raise the insurance cap, thereby eventually reducing negative cash flow to an amount equal to the fees and expenses incurred and expensed in each year. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline already, yet asbestos-related claims filings continue to increase.

     Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending actions against Garlock and Anchor are not likely to have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period. The Company anticipates that asbestos disease actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

L. Adjusted Financial Information

     As mentioned in Note A, the Company was spun off from Goodrich effective May 31, 2002. Accordingly, the results of operations for the period up through the Distribution date include various income and expenses, as well as charges and allocations from Goodrich that would not be representative of the Company’s ongoing results as an independent entity.

     The following information (labeled “Adjusted”) attempts to portray the results of operations for the quarters and nine month periods ended September 30, 2002 and 2001 as if the Company were a stand-alone entity during those periods. In addition to adjusting various expenses to approximate what they would be on a stand-alone basis, certain other items contained in the historical financial statements have been eliminated because they were considered to be of a non-operating nature. The following adjustments have been made to the historical results of operations:

•	Corporate administrative costs and interest expense have been adjusted to reflect the costs the Company expects to incur as a stand-alone entity. The corporate administrative costs and interest expense for the respective periods in both 2002 and 2001 have been assumed to be the same. The distributions related to the TIDES have been classified as interest expense.

•	The net operating results of discontinued operations have been eliminated. These results pertain to Coltec Aerospace, which was transferred to Goodrich, by way of a dividend, prior to the Distribution date.

•	The non-operating expenses discussed in Note B have been eliminated.

•	The effective tax rate is 37.5% in all periods.

•	Earnings per share were calculated using average outstanding common shares of 20.2 million.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS ADJUSTED
(UNAUDITED)

For the Quarters Ended September 30, 2002 and 2001
(dollars in millions, except per share data)

	2002		2001

	As reported	Adjusted	As reported	Adjusted

Sales	$174.2	$174.2	$147.9	$147.9
Operating Costs and Expenses:
Cost of sales	124.4	124.4	105.1	105.1
Selling, general and administrative expenses	36.4	36.4	29.6	34.6
Restructuring costs	1.1	1.1	0.1	0.1

	161.9	161.9	134.8	139.8

Operating income	12.3	12.3	13.1	8.1
Interest – net	(2.0)	(2.0)	(6.2)	(2.0)
Other expense	(11.1)	—	—	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(0.8)	10.3	6.9	6.1
Income tax (expense) benefit	0.3	(3.9)	(2.6)	(2.3)
Distributions on convertible preferred securities of trust (TIDES)	—	—	(1.9)	—

Income (loss) from continuing operations	(0.5)	6.4	2.4	3.8
Income from discontinued operations – net of taxes	—	—	26.8	—

Net income (loss)	$(0.5)	$6.4	$29.2	$3.8

Basic and Diluted Earnings Per Share:
Continuing operations	$(0.02)	$0.32		$0.19
Discontinued operations	—	—		—

Net income (loss)	$(0.02)	$0.32		$0.19

Average common shares outstanding (millions)	20.2	20.2		20.2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS ADJUSTED
(UNAUDITED)

For the Nine Months Ended September 30, 2002 and 2001
(dollars in millions, except per share data)

	2002		2001

	As reported	Adjusted	As reported	Adjusted

Sales	$532.7	$532.7	$469.2	$469.2
Operating Costs and Expenses:
Cost of sales	382.9	382.9	323.0	323.0
Selling, general and administrative expenses	110.7	112.0	94.3	103.2
Restructuring costs	3.1	3.1	0.8	0.8

	496.7	498.0	418.1	427.0

Operating income	36.0	34.7	51.1	42.2
Interest – net	(11.8)	(6.4)	(18.8)	(6.4)
Other expense	(41.4)	—	—	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust (TIDES)	(17.2)	28.3	32.3	35.8
Income tax (expense) benefit	7.7	(10.6)	(12.1)	(13.4)
Distributions on convertible preferred securities of trust (TIDES)	(3.3)	—	(5.9)	—

Income (loss) from continuing operations	(12.8)	17.7	14.3	22.4
Income from discontinued operations – net of taxes	24.2	—	73.1	—

Net income	$11.4	$17.7	$87.4	$22.4

Basic and Diluted Earnings Per Share:
Continuing operations	$(0.63)	$0.88		$1.11
Discontinued operations	1.20	—		—

Net income	$0.57	$0.88		$1.11

Average common shares outstanding (millions)	20.2	20.2		20.2

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

     The following discusses Coltec Industries Inc’s (“Coltec”) condensed consolidated results of operations and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002 including the adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations and financial condition after the Distribution. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution represents the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec’s aerospace business has been accounted for as a discontinued operation and its revenues, costs and expenses, assets and liabilities and cash flows have been segregated in the historical condensed consolidated financial statements included elsewhere herein. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec became a wholly owned subsidiary of EnPro and Coltec’s aerospace business is now owned by Goodrich.

     The following discussion of the condensed consolidated results of operations does not necessarily include all of the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s condensed consolidated financial condition, results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution or what our condensed consolidated financial condition, results of operations and cash flows may be in the future.

Results of Operations — Third Quarter of 2002 Compared to the Third Quarter of 2001

     Sales in the third quarter of 2002 were $174.2 million, which is 18% higher than the $147.9 million in the comparable quarter of 2001. The increase in sales was primarily due to the inclusion of the Glacier metal polymer bearings business acquired in September 2001 and higher shipments of Fairbanks Morse engines. Segment profit of $19.2 million in the third quarter of 2002 is 11% higher than the $17.3 million reported in the same quarter of 2001. Segment profit in the third quarter of 2002 benefited from lower operating expenses as a result of the Company’s cost reduction programs, the inclusion of the Glacier business, and the elimination of goodwill amortization ($1 million), which had been recorded in 2001, but was no longer required in 2002 based on new accounting regulations that became effective January 1. These benefits were partially offset by increased restructuring charges in connection with the cost reduction programs and pricing pressure in a number of businesses. A loss from continuing operations of $0.5 million or $.02 per share in the third quarter of 2002 compares with income from continuing operations of $2.4 million in the third quarter of 2001. The Company had a net loss of $0.5 million or $.02 per share in the third quarter of 2002 compared to net income of $29.2 million in the same period in 2001, which includes the $26.8 million of income from the discontinued Coltec aerospace business that was transferred to Goodrich prior to the spin-off. Because EnPro’s results were consolidated with the results of Goodrich prior to the spin-off on May 31, 2002, per share numbers do not apply to 2001.

     Interest expense decreased from $6.2 million in the third quarter of 2001 to $2.0 million in the third quarter of 2002 primarily due to the reduction in the Coltec 7-1/2% senior notes, all but $3.1 million of which were exchanged for Goodrich senior notes prior to the spin-off.

     The effective tax rate for the third quarter of 2002 and 2001 was approximately 37.5%.

     Included in the 2002 third quarter results are non-operating expenses (described in Note B of the Notes to Condensed Consolidated Financial Statements), which reduced income (loss) from continuing operations by $.34 per share. Net income, as adjusted to exclude these expenses and the results of discontinued operations, was $6.4 million or $.32 per share in the third quarter of 2002. Included in the 2001 third quarter results are expenses not representative of the Company’s structure as an independent entity. Net income, as adjusted for these expenses and to exclude the results of discontinued operations, in the third quarter of 2001 was $3.8 million or $.19 per share, assuming an average of 20.2 million common shares outstanding.

Following is a discussion of operating results for each segment:

     Sealing Products - Sales of $78.1 million in the third quarter of 2002 were up 1% from the $77.2 million reported in the same period in 2001. Sales at Garlock Sealing Technologies were flat quarter-over-quarter as this business continues to experience weakness in the process markets that it serves in the Americas and Europe, which are its primary geographic markets. Demand for Plastomer Technologies’ PTFE products was negatively impacted by weakness in the aerospace, semiconductor manufacturing and chemicals markets. Stemco sales were bolstered by new products and a rebound in demand for new heavy-duty trucks due to pre-buying in advance of EPA mandated emissions standards for engines that went into effect on October 1, 2002. Segment profit increased 7% from $10.4 million in the third quarter of 2001 to $11.1 million in the same period this year. The increase in segment profit was mainly the result of improved margins at Stemco and cost reductions in several businesses, partially offset by lower margins at Garlock Sealing Technologies and Plastomer Technologies caused by severe pricing pressure. Operating margins increased from 13.4% in 2001 to 14.3% in 2002.

     Engineered Products - In the third quarter of 2002, sales were $96.4 million, a 36% increase over the $71.0 million reported in the same period last year. Segment profit increased 17% from $6.9 million in the third quarter of 2001 to $8.1 million in the third quarter of 2002. Operating margins were 8.4% and 9.8% in the third quarter of 2002 and 2001, respectively. Glacier Garlock Bearings contributed most of the increase in sales due to the inclusion of the Glacier metal polymer bearings business acquired in September 2001. This business continues to experience pricing pressure and weakness in its key markets primarily in Europe, which have depressed its operating margins. Fairbanks Morse benefited from the shipment of additional engines in the current quarter. However, segment profit at Fairbanks Morse was essentially unchanged because the additional engine shipments provide nominal operating margin and cost savings resulting from current year cost reduction programs were offset by higher warranty and restructuring expenses. Improved demand from the automotive market boosted Haber/Sterling’s sales, which together with an improved mix of higher margin products and cost savings from a plant consolidation, led to significantly improved operating margins. Weak capital equipment and industrial markets continued to impact demand at Quincy Compressor resulting in sales and segment profit that were flat compared to a year ago.

Results of Operations – Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Sales for the nine months ended September 30, 2002 increased 14% from $469.2 million in the first nine months of 2001 to $532.7 million in the first nine months of 2002. A loss from continuing operations of $12.8 million, or $.63 per share, in the first nine months of 2002 compared to income from continuing operations of $14.3 million in the same period of 2001. After including the income from the discontinued Coltec aerospace business, net income was $11.4 million and $87.4 million in the first nine months of 2002 and 2001, respectively. The factors affecting the results of operations for the first nine months of 2002 and 2001 were substantially the same as those discussed for the third quarter.

Liquidity and Capital Resources

     Cash Flows

     Operating activities provided $19.3 million of cash during the first nine months of 2002 compared to a use of $49.5 million during the first nine months of 2001. Expenditures related to the defense and disposition of asbestos-related claims exceeded proceeds from asbestos-related insurance by $37.0 million and $65.6 million during the first nine months of 2002 and 2001, respectively.

     Investing activities used $27.3 million and $164.8 million of cash during the first nine months of 2002 and 2001, respectively. In 2002, $18.2 million was used to purchase call options on Goodrich common stock. For a further discussion of the call options, see “- Capital Resources” below. In 2001, approximately $150 million was paid for the acquisition of Glacier.

     Financing activities provided cash of $52.5 million during the first nine months of 2002 compared to $225.4 million in the first nine months of 2001 and primarily represented net transfers from Goodrich to fund the Company’s operations through the May 31, 2002 spin-off and for the acquisition of Glacier in 2001.

     Capital Resources

     Prior to the Distribution, Coltec’s principal sources of liquidity were intercompany loans and net cash transfers from Goodrich.

     Our primary recurring cash needs are working capital, capital expenditures, asbestos claims payments and debt service. We believe that cash generated by our operations, together with asbestos-

related insurance proceeds and available borrowings under our revolving credit facility, will be sufficient to meet our recurring cash needs during the next 12 months.

     The Company executed a credit agreement dated May 16, 2002 for a senior secured revolving credit facility. Borrowings under the credit facility will be collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of foreign subsidiaries. The maximum available amount under the credit facility is $60 million. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on our ability to pay dividends, to repurchase shares, to incur additional debt, and to acquire new businesses. We have not borrowed under this credit facility and do not anticipate any borrowings for the foreseeable future.

     Goodrich offered to exchange new Goodrich securities for outstanding Coltec senior notes prior to the Distribution. Goodrich acquired $296.9 million of Coltec senior notes tendered pursuant to the offer. The $3.1 million of Coltec senior notes that remain outstanding following completion of the exchange offer remain obligations of Coltec.

     Coltec has outstanding $150 million of 5-1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) due April 15, 2028. The TIDES are convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock in the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Coltec may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the TIDES agreements. Failure to honor conversion rights would be a default under those agreements.

     Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $150 million aggregate liquidation value of the TIDES. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against Coltec’s risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in the balance sheet with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. The fair value of the call options declined by $10.7 million during the third quarter of 2002 and by $15.8 during the first nine months of 2002, and corresponding charges to earnings have been recorded to reflect this decline in value.

     Our ability to raise capital through the issuance of additional equity is constrained because it may cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we would be required to indemnify Goodrich for any tax due as a result of such transaction.

Contingencies

     General

     There are pending or threatened against EnPro or its subsidiaries various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

     EnPro or one of its subsidiaries has been notified that it is among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 17 sites at which the costs to it are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at three sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

     We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. The Company also conducts comprehensive compliance and management system audits at its facilities to maintain compliance and improve operational efficiency.

     In connection with the Distribution, we conducted a review of our policy and strategies for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review and our policy for estimating environmental liabilities, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability was increased in the second quarter of 2002 by $12.0 million to reflect an increase in the estimated costs to remediate these sites. The increased costs will be paid over a number of years and therefore will not impact short-term liquidity. As a result, as of September 30, 2002, EnPro had an accrued liability of $38.0 million for probable future expenditures relating to environmental contingencies. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

     Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition or cash flows, but could be material to the Company’s results of operations in a given period.

     Other Contingent Liability Matters

     We have contingent liabilities related to discontinued operations of certain predecessors. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and Coltec’s former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. No material claims of that nature are currently pending against Coltec related to Central Maloney. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of those cases have been dismissed. Colt Firearms is seeking indemnification from Coltec for claims involving firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims in all instances on various legal grounds. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations. In the second quarter of 2002, but prior to the Distribution, Coltec paid approximately $8 million to satisfy a judgment in a lawsuit relating to these obligations. In addition, as a result of an adverse court ruling in a case related to the closure of a plant in Pennsylvania in 1982, the Company increased the liability for this case by $11.0 million in the second quarter of 2002. The claim is expected to be paid either in the fourth quarter of 2002 or in early 2003.

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40 and often more than 100) in actions filed in various jurisdictions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in those actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion and, together with their insurers, have paid approximately $780 million in settlements and judgments at a cost in fees and expenses of approximately $265 million.

     Claims Mix. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we only are aware of approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. We believe that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Settlements. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in 2001, 2000 and 1999 increased over prior periods. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and is on pace to reduce new commitments further in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2002 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001, when the short-term strategy was employed.

     Settlements are made without any admission of liability and are generally made on a group basis with payments made to individual claimants over a period of one to four years. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature of the disease alleged and the associated medical evidence, the occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, such as the statute of limitations, and whether the action is an individual one or part of a group. Garlock’s allocable portion of the total settlement amount for an action typically has ranged from 1% to 2% of the total amount paid by all defendants in the action.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the first nine months of 2002, together with the years 2001 and 2000, totaled approximately $5 million in the aggregate, and some of those verdicts are on appeal.

     Status of Anchor. Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of September 30, 2002 is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2002, Garlock had available $938 million of insurance coverage from carriers that we believe to be solvent. Garlock classifies $61 million of otherwise available insurance as insolvent. Of the solvent insurance, $690 million (74%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, $115 million (12%) is with other solvent US carriers and $133 million (14%) is with various solvent London market carriers. Of the $938 million, $147 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $122 million has been committed to claim settlements not yet paid by Garlock. Thus, at September 30, 2002, $669 million remained available for future asbestos-related payments.

     Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years, and the next scheduled increase is in 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. We are pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

     Quantitative Claims Information. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, we believe that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, we believe that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included in the table below for such claims.

     We record an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset equal to the amount of those liabilities that is expected to be recovered from insurance. A table is provided below depicting quantitatively the items discussed above.

	Nine Months Ended
	September 30,

	2002	2001

(number of cases)
New Actions Filed During the Period (1)	30,100	30,500
Actions in Advanced Stages at Period-End	4,100	1,900
Open Actions at Period-End	115,900	90,100

(dollars in millions at period-end)
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (2)	$153.7	$180.6
Estimated Amounts Recoverable From Insurance(2) (3)	$306.5	$295.7

(dollars in millions)
Payments (2)	$107.6	$136.5
Insurance Recoveries (2)	70.6	70.9

Net Cash Flow (3)	$(37.0)	$(65.6)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	Includes amounts with respect to all claims paid in the period, whether or not an action has actually been filed with a court of competent jurisdiction, claims which have been tried, and claims otherwise closed during the period.

(3)	Payments made during the period for which Garlock does not receive a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies will be recovered in future periods to the extent insurance is available. When estimating the amounts recoverable, Garlock only includes insurance coverage available from carriers believed to be solvent.

     Garlock and Anchor recorded charges to operations amounting to approximately $7 million and $6 million during the first nine months of 2002 and 2001, respectively, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

     Garlock and Anchor paid $37.0 million and $65.6 million during the first nine months of 2002 and 2001, respectively, for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers. We believe that the net outflows from Garlock and Anchor for all of 2002 will be less than the $74.8 million of net outflows in 2001.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to make settlement commitments in each year that are less than or equal to insurance payments available under the insurance cap for that year, and to proactively support legislative and other efforts aimed at asbestos reform. We believe that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock’s goal is to continue to decrease new settlement commitments while it works to raise the insurance cap, thereby eventually reducing negative cash flow to an amount equal to the fees and expenses incurred and expensed in each year. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline already, yet asbestos-related claims filings continue to increase.

     Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple defendants, recent bankruptcies of other defendants, and legislative efforts, and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos disease actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on our financial condition, results of operations and cash flows.

     The Company is actively involved in efforts to educate and inform the public and legislators about the need for asbestos litigation reform. We are working with the Asbestos Alliance and other groups to enact fair compensation legislation on the national and local levels. These measures would address various issues such as medical criteria and jurisdictional requirements for filing a claim.

Outlook

     Although there was some strengthening in selected markets during the third quarter of 2002, the economic recovery has not been as broad based or as strong as anticipated. Weak industrial markets and the slow pace of capital spending indicate that activity during the remainder of 2002 is not likely to improve appreciably over the first three quarters of the year. Our primary markets continue to face increasingly competitive environments that are characterized by severe pricing pressure as we and our competitors strive to maintain market share. In addition, we expect to incur incremental costs, over and above the levels historically incurred as part of Goodrich, related to operating as an independent public company. These factors combine to put further downward pressure on our operating margins.

     After taking into account the inclusion of the operating results of the Glacier metal polymer bearing business for the full year, the elimination of goodwill amortization in 2002, and excluding the non-operating expenses discussed above, we expect a modest increase in sales and operating income over 2001 results. The Company expects cash flows in the fourth quarter to be negative, resulting from increased net asbestos payments and the payment of a litigation claim relating to a previously divested business. As a result, for the full year, the Company expects operating cash flows to fall approximately $10 million to $15 million short of net asbestos payments and to be further decreased by the payment of the litigation claim.

     Based on the results of tests required by the new accounting regulations for goodwill and intangible assets, it is likely that goodwill in the sealing products segment has been impaired. The measurement of the goodwill impairment will be completed by the end of 2002. The impairment will not exceed approximately $24 million. An impairment charge resulting from these tests will be recorded as a cumulative effect of a change in accounting principle.

     The significant declines in the financial markets have unfavorably impacted pension plan asset values and will likely cause EnPro’s defined benefit pension plans to be underfunded at December 31, 2002. If this occurs, the Company will recognize a non-cash charge to equity in the fourth quarter of 2002. Based on an estimate as of the end of the third quarter of 2002, this charge would be approximately $8 million after-tax. The exact amount of the charge will depend on year-end pension plan asset values. This charge will not impact reported net income.

     The foregoing statements about our expectations are forward-looking statements that are subject to change, perhaps materially, as a result of factors identified below under “Forward-Looking Information.”

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

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in Exhibit 99 hereto, other important factors that could result in those differences include:

-	general economic conditions in the applicable markets, including inflation, recession, interest rates and other economic factors;

-	casualty to or other disruption of our facilities and operations; and

-	other factors that generally affect the business of industrial companies.

     We caution our shareholders not to place undue reliance on these statements, which speak only as of the date on which such statements were made.

     Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I, ITEM 3.

ENPRO INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our registration statement on Form 10.

Risk Due to Convertibility of TIDES

     As described in the preceding “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Capital Resources” section, Coltec purchased call options that expire in March 2007 to provide protection against Coltec’s risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. While Coltec has hedged its exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, we cannot be certain that Coltec will have the financial resources to redeem these securities or effectively hedge this exposure beyond the term of the call options.

     The call options are derivative instruments and are carried at fair value in our balance sheet with changes in the fair value reflected in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation to Coltec. If the call options expire unexercised and the market price of Goodrich common stock at that time is less than the exercise price per share, then the cumulative net charges to earnings over the life of the call options for financial reporting purposes will be limited to the original cost.

PART I, ITEM 4.

ENPRO INDUSTRIES, INC.

CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

PART II, ITEM 1.

PART II. OTHER INFORMATION

Item  1.   Legal Proceedings.

     A description of legal, environmental and asbestos matters is included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Contingencies.”

     In addition to the matters noted above, we are from time to time subject to and are presently involved in, other litigation and legal proceedings arising out of the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item  6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 13th day of November, 2002.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee
Richard L. Magee Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II Vice President and Controller (Chief Accounting Officer)

CERTIFICATION

     I, Ernest F. Schaub, President and Chief Executive Officer of EnPro Industries, Inc. (the “registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the registrant;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

           (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

           (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Ernest F. Schaub
Ernest F. Schaub President and Chief Executive Officer

CERTIFICATION

     I, William Dries, Senior Vice President and Chief Financial Officer of EnPro Industries, Inc. (the “registrant”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the registrant;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

           (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

           (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ William Dries
William Dries Senior Vice President and Chief Financial Officer

ADDITIONAL CERTIFICATION

     The undersigned chief executive officer and chief financial officer of the registrant each certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that, to his knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 13, 2002	/s/ Ernest F. Schaub
Ernest F. Schaub President and Chief Executive Officer

Date: November 13, 2002	/s/ William Dries
William Dries Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))
3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))
10.1	Tax Matters Arrangements between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.2	Transition Services Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.3	Employee Matters Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.4	Indemnification Agreement among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.5	Contribution Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.6	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.7	EnPro Industries, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.8	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.9	EnPro Industries, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.11 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.10	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.11	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.12	Credit Agreement dated as of May 16, 2002, among the financial institutions named therein, Bank of America, N.A., as the agent, Citicorp USA, Inc., as the syndication agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies, LLC, Garlock Bearings LLC, Haber Tool Company, and Stemco LLC, as the borrowers, and Coltec Industries

1

Inc, as the funds administrator (incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.13	Security Agreement dated as of May 16, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.14	Parent Guarantee dated as of May 31, 2002 by EnPro Industries, Inc. in favor of the financial institutions named therein and their successors and permitted assigns, Bank of America, N.A., as letter of credit issuer and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
10.15	Pledge Agreement dated as of May 31, 2002 among Bank of America, N.A., as the agent, and EnPro Industries, Inc., Coltec Industries Inc, Garlock Sealing Technologies LLC, Coltec International Services Co., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)
99*	Risk Factors

*	Items marked with an asterisk are filed herewith.

2