Form 10-K
period 2002-12-31
ENPRO INDUSTRIES INC
filed 2003-03-18
CIK 1164863

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-31225

ENPRO INDUSTRIES, INC.

(Exact name of registrant, as specified in its charter)

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5605 Carnegie Boulevard, Suite 500
Charlotte, North Carolina 28209
(704) 731-1500
(Address of principal executive offices)
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes     ☒ No

The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 28, 2002, was $107,185,586. As of March 3, 2003, there were 20,416,302 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, dated March 27, 2003, for the 2003 annual meeting of shareholders to be held on April 30, 2003, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Background

We were incorporated under the laws of the state of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) to operate the former sealing products and engineered industrial products businesses of Coltec Industries Inc (“Coltec”), another wholly owned subsidiary of Goodrich. As a result, discussions related to historical activities of our business units also include time periods when they constituted the former sealing products and engineered industrial products businesses of Coltec. On May 31, 2002, Goodrich distributed all of our outstanding common stock to Goodrich shareholders of record as of May 28, 2002 (the “Distribution”). In the Distribution, Goodrich shareholders retained their Goodrich shares and the preferred stock purchase rights associated with those shares and received one share of our common stock, as well as an associated EnPro preferred stock purchase right, for every five shares of Goodrich common stock they owned as of the record date. In connection with the Distribution, we entered into agreements with Goodrich regarding transition services and various tax, employee, benefits and indemnification matters. As used in this report, the terms “we,” “us,” “our,” and “EnPro” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share.

We maintain an Internet website at www.enproindustries.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our Internet site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information included in our website is not incorporated by reference into this annual report.

Overview

We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products, including sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as polytetrafluorethylene (“PTFE”) products and specialized tooling. We have 33 primary manufacturing facilities located in the United States and eight countries outside the United States.

Our sales by geographic region in 2002, 2001 and 2000 were as follows:

	2002	2001	2000

(in millions)
Sales by Geographic Areas
United States	$453.3	$439.8	$482.5
Europe	160.7	91.4	64.4
Other Foreign	95.9	98.5	108.6

Total	$709.9	$629.7	$655.5

Operations

We manage our business as two segments, a sealing products segment, which includes our sealing and PTFE products, and an engineered products segment, which includes our metal polymer bearings, air compressor systems, medium-speed engines and specialized tooling.

Sealing Products Segment

OVERVIEW. Our sealing products segment designs, manufactures and sells sealing products, including sheet gaskets, metallic gaskets, resilient metal seals, compression packing, rotary lip seals, elastomeric seals, hydraulic components, expansion joints and PTFE products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication.

In many of these industries, performance and durability are vital for safety and environmental concerns. Many of our products are also used in applications that are demanding due to extreme temperatures and corrosive environments.

PRODUCTS. The primary product lines in our sealing products segment are described below.

This segment’s gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. In addition to the Garlock® brand name, these gasket products are sold under the GYLON®, BLUE-GARD®, STRESS-SAVER®, EDGE®, GRAPHONIC® and FLEXSEAL® brand names. These products have a long-standing reputation within the industries we serve for performance and reliability.

Rotary lip seals manufactured by this segment are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance and reliability are, therefore, critical requirements of our customers. These rotary lip seals are used in demanding applications in the steel industry, mining and pulp and paper processing under well-known brand names, including KLOZURE® and MODEL 64®.

This segment’s compression packing is used to provide sealing in pressurized, rotating applications such as pumps and valves. Major markets for this segment’s compression packing product line are in the pulp and paper and chemical processing industries. Branded products for these markets include EVSP® and SYNTHEPAK®.

This segment’s resilient metal seals provide extremely tight sealing performance for highly demanding applications such as semiconductor fabrication facilities, specific chemical processing applications,nuclear power generation and race car engines. Branded products for these markets include HELICOFLEX® and CEFILAC®.

This segment also manufactures a variety of sealing products used by the heavy-duty trucking industry to reduce wear and improve the performance of wheel end components. Products for this market include hub seals, axle fasteners, hub caps, bearings and hub odometers. In addition to the STEMCO® brand name, these sealing products are sold under the GRIT GUARD®, GUARDIAN®, GUARDIAN HP®, VOYAGER®, DISCOVER®, PRO-TORQ®, SENTINEL® and DATATRAC® brand names.

The sealing products segment manufactures PTFE thin tape, formed PTFE products and PTFE sheets and shapes as well. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft and fluid handling industries.

NEW PRODUCT DEVELOPMENT. Our sealing products segment utilizes a formal innovation system to seek opportunities for growth through innovative product development. The goal is to balance a product portfolio for traditional markets while simultaneously creating distinctive and breakthrough products and new applications for markets such as semiconductor, food and pharmaceuticals, biotech and industries that utilize mechanical seals. We also have established a structured standard operating procedure to move product innovations from concept to commercialization and to identify, analyze, develop and implement new product line concepts and opportunities aimed at business growth in this area.

CUSTOMERS. Our sealing products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with more than 23% of sales originating from outside North America in 2002. Representative customers include The Dow Chemical Company, Morgan Construction Company, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, AK Steel Corporation, Volvo Corporation, Wabash National Corporation, Great Dane, Mack Trucks, International Truck, PACCAR, United Parcel Services, Inc. and Southeastern Freight Lines, Inc. In 2002, no single customer accounted for more than 3% of segment revenues.

COMPETITION. Competition in the sealing markets in which we operate is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality and the availability of the product. Our leading brand names, including Garlock® and Stemco®, have been built upon our long-standing reputation for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Richard Klinger Pty, The Flexitallic Group, Inc., SKF USA Inc., Freudenberg-NOK and Federal-Mogul Corporation.

RAW MATERIALS AND COMPONENTS. Our sealing products segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components and various fibers. We believe that all of these raw materials and components are readily available from enough suppliers to continue to operate the sealing products segment in the future.

Engineered Products Segment

OVERVIEW. Our engineered products segment includes operations that produce a variety of engineered products. These operations design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products, air compressor systems and vacuum pumps, reciprocating compressor components, heavy-duty medium-speed diesel and natural gas engines and specialized tooling for use in the automotive and precision machining industries.

PRODUCTS. Our engineered products segment includes the product lines described below, which are designed, manufactured and sold by Glacier Garlock Bearings (GGB), Quincy Compressor, France Compressor Products, Fairbanks Morse Engine and the Haber-Sterling Tool Group.

Glacier Garlock Bearings produces self-lubricating, non-rolling, metal polymer bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE, or a mixture that includes PTFE, to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. Glacier and Garlock are well recognized, leading brand names in this product area.

Quincy Compressor designs and manufactures rotary screw and reciprocating air compressors and vacuum pumps, ranging from one-third to 500 horsepower, used in a variety of industrial applications, including plant air, pneumatic temperature and instrument control, automotive service and light construction. Quincy Compressor also performs comprehensive compressed air system audits under the Air Science brand name. France Compressor Products designs and manufactures sealing components for reciprocating compressors used in the refining, natural gas transmission and petrochemical industries.

Fairbanks Morse Engine manufactures heavy-duty diesel, natural gas and dual-fuel engines. These engines, which range in size from 640 to 29,320 horsepower and from four to 18 cylinders, are used by the government and the general industrial market. Fairbanks Morse engines are used for marine propulsion, power generation and pump and compressor applications. Fairbanks Morse Engine has been building engines for over 109 years under the Fairbanks Morse Engine brand name and has a large installed base of engines for which it supplies aftermarket parts and service. Additionally, Fairbanks Morse Engine has been the U.S. Navy’s supplier of choice for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 60 years.

Haber-Sterling Tool Group manufactures specialized tooling such as cold-heading punches and thread-rolling dies used on machines that form nuts, bolts, screw heads and other fastener shapes, primarily for use in the automotive industry. They also perform precision machining of round and flat geometry print tooling, and are a specialist in cold extrusion tooling, which serves the high-speed header and forging markets. Additional market areas include carbide and jig and fixture tooling.

NEW PRODUCT DEVELOPMENT. Our engineered products segment, primarily through its Quincy Compressor and Glacier Garlock Bearings divisions, has an established track record in research and development and continues to develop proprietary materials and technologies for the next generation of products in our key markets. We continually seek to improve our existing products and develop new products. We have research and development facilities in the U.S., France and Germany, and our research and development departments in this segment employ numerous scientists, engineers and technicians.

CUSTOMERS. Our engineered products segment sells its products to a diverse customer base using a combination of direct sales and highly developed independent distribution networks. Glacier Garlock Bearings has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution systems and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors, which are independent businesses that bring air expertise, customer dedication and Quincy Compressor products to their geographic areas. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. Fairbanks Morse Engine has sold its products to customers worldwide, including major shipyards, the U.S. Navy, U.S. Coast Guard, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. Fairbanks Morse Engine markets its products through a direct sales force of engineers in North America and through independent agents worldwide. Fairbanks Morse Engine’s representative customers include Northrup-Grumman Ship Systems, YPF Ecuador, Inc., Ingersoll-Dresser Pumps, Arco Oriente Inc. and the U.S. Navy. In 2002, no single customer accounted for more than 6% of segment revenues.

COMPETITION. Glacier Garlock Bearings competes with a number of competitors, including Kolbenschmidt Pierburg Aktiengesellschaft, Norton Company and Federal-Mogul Corporation. However, no single competitor competes with Glacier Garlock Bearings across all of its bearing product lines or offers as complete a portfolio of products as Glacier Garlock Bearings does. In the markets in which Glacier Garlock Bearings competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Quincy Compressor’s major competitors include Gardner Denver, Inc., Sullair Corporation, Ingersoll-Rand Company, Atlas Copco North America Inc. and Kaeser Compressors, Inc. In the markets in which Quincy Compressor competes, competition generally is based on reliability, quality, delivery times, energy efficiency and service. Fairbanks Morse Engine’s major competitors include Caterpillar Inc. and Wartsila Corporation. Price, delivery time, and engine efficiency relating to fuel consumption and emissions drive competition.

RAW MATERIALS AND COMPONENTS. Glacier Garlock Bearings’ major raw material purchases include steel coil, bronze powder and PTFE. Glacier Garlock Bearings sources components from a number of external suppliers, the most important being Deva F-M, Ltd., L&S Kunstoftechnologie GmbH and GKN Italia. Quincy Compressor’s primary raw materials are iron castings. Components used by Quincy Compressor are motors, coolers and accessories such as air dryers, filters and electronic controls. Fairbanks Morse Engine purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining of the engines. The majority of this material is pur- chased domestically. In addition, Fairbanks Morse Engine manufactures a considerable amount of precision-machined engine components. We believe that all of these raw materials and components are readily available from enough suppliers to continue to operate the engineered products segment in the future.

Research and Development

We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. Our research and development efforts are directed at solving customer problems and we work closely with our customers to identify issues and develop technical solutions. The majority of our research and development expenditures is directed at the development of new sealing products for hostile environments, the development of bearing products and materials with superior friction and wear characteristics, and the extension of our air compressor product line. Prior to introduction, new products are subject to extensive testing both at our various facilities and at beta test sites in conjunction with our customers.

Total research and development spending for continuing operations was $12.9 million in 2002, $12.7 million in 2001 and $12.3 million in 2000, and represented 1.8%, 2.0% and 1.9% of sales, respectively.

Backlog

At December 31, 2002, we had backlog of $181.4 million compared with $145.7 million at December 31, 2001. The increase is primarily due to increased orders at Fairbanks Morse Engine. Approximately 35% of the backlog, mainly at Fairbanks Morse Engine, is expected to be fulfilled beyond 2003. Backlog is one indicator of our operating condition. However, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered.

Quality Assurance

We believe that product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain among the most stringent standards of quality control in the industry. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis and coordinate-measuring machines. We are also able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machines. We also perform quality control tests on all parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.

As of December 31, 2002, 25 of our manufacturing facilities were ISO 9000 and/or QS 9000 certified, with the remaining facilities working towards obtaining ISO and/or QS certification. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition to awarding business.

Patents, Trademarks and Other Intellectual Property

We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. In addition, we license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We also have a pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use. Management does not consider our business as a whole to be materially dependent upon any particular patent, patent right, trademark, trade secret or license. In general, we are the owner of the rights to the products that we manufacture and sell.

We license certain intellectual property from third parties and we are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, such as Fairbanks Morse Engine’s technology license from MAN B&W for the S.E.M.T. Pielstick four-stroke engine and Quincy Compressor’s license from Svenska Rotor Maskiner AB of their rotary screw compressor design and technology, the intellectual property licenses are integral to the manufacture of our products. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach on any part. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations

We currently have approximately 4,400 employees worldwide. Approximately 2,800 employees are located within the U.S. and approximately 1,600 employees are located outside of the U.S., primarily in Europe and Canada. Approximately 35% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.

We believe that we generally have a satisfactory relationship with our employees throughout our operations and the unions that represent them. We have collective bargaining agreements in place at five of our facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from May 2003 to October 2007. In addition, some of our employees located outside of the U.S. are subject to national collective bargaining agreements. The last significant strike or work stoppage experienced by any of our facilities was in 1996 and lasted approximately 10 weeks.

ITEM 2. PROPERTIES

We are headquartered in Charlotte, North Carolina, and have 33 primary manufacturing facilities in 11 states within the U.S. and eight countries outside of the U.S. The following table outlines the location, business segment and size of our most significant facilities, along with whether such facilities are owned or leased by us:

		Owned/	Size
Location	Segment	Leased	(Square Feet)

U.S.
Palmyra, New York	Sealing Products	Owned	677,000
Longview, Texas	Sealing Products	Owned	205,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Beloit, Wisconsin	Engineered
	Products	Owned	856,000
Quincy, Illinois	Engineered
	Products	Owned	350,000
Bay Minette, Alabama	Engineered
	Products	Leased	130,000
Thorofare, New Jersey	Engineered
	Products	Owned	106,000
Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered
	Products	Leased	220,000
Heilbronn, Germany	Engineered
	Products	Leased	120,000

Our manufacturing capabilities are flexible and allow us to customize the manufacturing process to increase performance and value for our customers and meet particular specifications. We also maintain numerous sales offices and warehouse facilities in strategic locations in the U.S., Canada and other countries. We believe that all of our facilities and equipment are in good condition and are well maintained and able to continue to operate at present levels and as anticipated by our present business strategy.

ITEM 3. LEGAL PROCEEDINGS

A description of legal, environmental and asbestos matters is included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

In addition to the matters noted above, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising out of the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is publicly traded on the New York Stock Exchange under the symbol “NPO.”

As of March 3, 2003, there were approximately 8,387 holders of record of our common stock. The price range of our common stock since it began public trading on May 24, 2002, (on a “when issued” basis until June 3, 2002) is listed below by quarter:

	Quarter

2002	Second	Third	Fourth

High	$8.50	$6.00	$4.55
Low	$4.82	$3.31	$2.16

EnPro did not declare any cash dividends to its shareholders during 2002. For a discussion of the restrictions on payment of dividends on our common stock, see Note 9 to our Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following historical consolidated financial information as of and for each of the years ended December 31, 2002, 2001 and 2000, has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, which are included elsewhere in this report. The historical consolidated financial information as of December 31, 1999, and for the year ended December 31, 1998, has been derived from, and should be read together with, Coltec’s audited Consolidated Financial Statements and the related notes, which have not been included in this report. The historical consolidated financial information as of December 31, 1998, has been derived from Coltec’s unaudited Consolidated Financial Statements, which have not been included in this report. Total assets for all years presented have been reclassified to reflect the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires assets and liabilities of discontinued operations to be shown separately rather than net.

During the periods presented, Coltec effected a number of acquisitions and divestitures, some of which were significant. As a result, Coltec’s and our historical financial results for the periods presented may not be directly comparable. The information presented below should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,	2002	2001	2000	1999	1998

Statement of Operations Data:
Sales	$709.9	$629.7	$655.5	$666.5	$750.1

Income (loss) from continuing operations	$(12.6)	$6.6	$36.7	$(62.0)	$69.0

Balance Sheet Data:
Total assets	$955.3	$1,473.0	$1,255.4	$1,207.9	$1,108.1
Long-term debt (including current portion)(1)	$170.9	$314.6	$318.0	$326.5	$490.2
Mandatorily redeemable convertible preferred securities of trust (TIDES)(1)	$—	$150.0	$149.3	$147.3	$145.3
Per Common Share Data:
Income (loss) from continuing operations(2)	$(0.62)	N/A	N/A	N/A	N/A

(1)	The TIDES are convertible into the common stock of another registrant, Goodrich Corporation, and therefore are no longer deemed to be a convertible preferred security and are classified as long-term debt subsequent to the Distribution.

(2)	Because our results were consolidated into the results of Goodrich prior to May 31, 2002, per share amounts do not apply to periods prior to 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions in the markets served by our businesses, including inflation, recession, interest rates and other economic factors, casualty to or other disruption of our facilities and operations, and other factors that generally affect the business of industrial companies. We advise you to read further about certain of these and other risk factors set forth under the caption “Certain Risk Factors That May Affect Future Results.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and operating results during the periods included in the accompanying audited consolidated financial statements and the related notes. You should read the following discussion in conjunction with our audited Consolidated Financial Statements and the related notes, included elsewhere in this report.

Overview

EnPro was incorporated on January 11, 2002, as a wholly owned subsidiary of Goodrich in anticipation of Goodrich’s distribution of its engineered industrial products (“EIP”) segment, which took place on May 31, 2002 (the “Distribution”). We are leaders in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as PTFE products and specialized tooling.

The following discusses our consolidated results of operations and financial condition after the Distribution and Coltec’s consolidated results of operations and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution, including the adjustments and allocations necessary for a fair presentation of the business. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution constituted the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec’s aerospace business has been accounted for as a discontinued operation and its revenues, costs and expenses, assets and liabilities and cash flows have been segregated in the historical consolidated financial statements included elsewhere in this report. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec became a wholly owned subsidiary of EnPro and Coltec’s aerospace business is owned by Goodrich.

The following discussion of the consolidated results of operations does not necessarily include all of the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s consolidated financial condition, results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution or what our consolidated financial condition, results of operations and cash flows may be in the future.

We manage our business as two segments, a sealing products segment (sealing and PTFE products) and an engineered products segment (metal polymer bearings, air compressor systems, heavy-duty diesel and natural gas engines and specialized tooling), which encompass our primary product lines. On September 1, 2001, we acquired the Glacier metal polymer bearings business (“Glacier”), which is now part of our GGB operation. The results of Glacier’s operations have been included in our Consolidated Financial Statements since that date. The combination of our pre-existing bearings business and Glacier created the largest manufacturer of self-lubricating, non-rolling, metal polymer bearings in the world. The addition of Glacier has had a significant effect on our consolidated financial condition and results of operations.

Results of Operations

Years Ended December 31,	2002	2001	2000

(in millions)
Sales
Sealing Products	$314.0	$327.5	$363.7
Engineered Products	397.6	303.6	293.3

	711.6	631.1	657.0
Intersegment sales	(1.7)	(1.4)	(1.5)

Total sales	$709.9	$629.7	$655.5

Segment Profit
Sealing Products	$39.5	$43.0	$65.3
Engineered Products	35.8	29.5	57.1

Total segment profit	75.3	72.5	122.4
Corporate expenses	(16.1)	(10.0)	(10.4)
Asbestos-related expenses	(18.0)	(9.8)	(9.3)
Interest — net	(13.7)	(25.3)	(25.8)
Other expenses	(44.3)	(4.2)	(5.6)

Income (loss) before income taxes and distributions on TIDES	(16.8)	23.2	71.3
Income tax (expense) benefit	7.5	(8.7)	(26.7)
Distributions on TIDES	(3.3)	(7.9)	(7.9)

Income (loss) from continuing operations	(12.6)	6.6	36.7
Income from discontinued operations, net of taxes	24.2	94.1	64.2

Income before cumulative effect of a change in accounting principle	11.6	100.7	100.9
Cumulative effect of a change in accounting principle, net of taxes	(14.6)	—	—

Net income (loss)	$(3.0)	$100.7	$100.9

In 2002, we transferred operating responsibility for a business in the sealing products segment to the engineered products segment. Historical segment information has been reclassified to conform with this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. We do not include income taxes, interest expense or interest income in the determination of segment profit. Corporate expenses include general corporate administrative costs. The accounting policies of the reportable segments are the same as those for EnPro.

2002 Compared to 2001

Sales in 2002 of $709.9 million were 13% higher than in 2001, when they were $629.7 million. The increase in sales was primarily due to the addition of Glacier in addition to increased engine sales at Fairbanks Morse Engine. These increases were partially offset by lower sales in the sealing products segment. The increased sales volume, the elimination of goodwill amortization in accordance with new accounting rules and cost reduction and restructuring measures implemented late in 2001 and throughout 2002 were primarily responsible for the increase in segment profit from $72.5 million in 2001 to $75.3 million in 2002. Goodwill amortization in 2001 was approximately $4 million, before tax. Increased operating expenses, such as pension and insurance expenses, together with margin deterioration caused by competitive pricing pressures and a greater mix of lower margin business, reduced the benefit of the higher sales volumes and lack of goodwill amortization in 2002. As a result, margins decreased to 10.6% in 2002 from 11.5% in 2001, mainly due to these factors.

Corporate expenses increased 61% to $16.1 million in 2002 from $10.0 million in 2001. Corporate expenses increased in 2002 primarily as a result of our becoming an independent public company. In 2001, corporate expenses consisted of an allocation of Goodrich headquarters expenses. We believe the level of corporate expenses in 2002 is more representative of our expected annual corporate expenses. However, these expenses may be higher during our first full year as an independent public company or may increase due to unforeseen events or circumstances.

Asbestos-related expenses were $18.0 million in 2002, which was 84% higher than the $9.8 million incurred in 2001. In 2002, we wrote off asbestos insurance receivables amounting to $6.2 million as a result of a bankruptcy filing by the parent company of one of Garlock’s insurers. In addition, asbestos-related expenses, exclusive of this receivable write-off, increased by $2.0 million in 2002 as compared to 2001 due to higher costs associated with managing and settling asbestos claims.

Interest expense declined 46% from $25.3 million in 2001 to $13.7 million in 2002 mainly due to the reduction in the outstanding principal amount of the 7½% Coltec Senior Notes. All but $3.1 million of the original $300 million of 7½% Coltec Senior Notes were exchanged for similar Goodrich senior notes prior to the Distribution. Goodrich retained the new Goodrich senior notes subsequent to the Distribution.

Other expenses were $44.3 million in 2002 compared to $4.2 million in 2001. The 2002 expenses increased mainly due to the following:

•	In connection with the Distribution, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, we increased our environmental liabilities by $12.0 million to reflect an increase in the estimated costs to remediate these sites. The increased costs will be paid over a number of years and therefore should not significantly impact our short-term liquidity.

•	Based on new information obtained during the year, we revised the estimated costs associated with an adverse court ruling during 2002 related to severance owed as a result of the closing of a plant in 1982. We increased our retained liabilities of previously owned businesses for this case by $11.0 million. In December 2002, $14.4 million was paid in connection with this liability.

•	In 2002, we purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the convertible preferred securities of trust, or TIDES, into Goodrich common stock would exceed the liquidation value of the TIDES. The call options are a derivative instrument and are carried at fair value on our Consolidated Balance Sheets. Changes in fair value are reflected in income. The fair value of the call options declined by $16.7 million during the year.

The effective income tax rate from continuing operations was a 44.9% tax benefit in 2002 and a 37.5% tax expense in 2001. Because we had a loss in 2002, the tax benefit of the TIDES distributions increased the effective tax rate benefit. In 2001, the tax benefit of the TIDES distribution decreased the effective tax rate expense.

As mentioned above, we treat the TIDES distributions as interest expense after the Distribution. Therefore, only five months of the TIDES distributions, amounting to $3.3 million, are separately reported in the Consolidated Statements of Operations. The amount for the other seven months, $4.6 million, is included in interest expense in the Consolidated Statements of Operations. In 2001, Coltec separately reported the annual amount of the TIDES distributions, amounting to $7.9 million, in the Consolidated Statements of Operations.

In 2002, we completed our initial assessment of goodwill using the two-step approach described in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. We tested goodwill for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. We determined the fair value based on the discounted present value of estimated future cash flows. Since the carrying value of the assets of certain reporting units in the sealing products segment exceeded their fair value, we then made a comparison between the implied fair value of the goodwill, as defined by SFAS 142, and the carrying value of the goodwill. We determined that goodwill related to the sealing products segment was impaired and, as required by SFAS 142, we reduced goodwill by $23.4 million ($14.6 million, net of tax) to its implied fair value. We recorded the reduction as a cumulative effect of a change in accounting principle. As required by SFAS 142, we restated the first quarter ending March 31, 2002, to reflect the cumulative effect of the adoption of this accounting principle. We previously evaluated goodwill for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. We also completed our first required annual impairment test of goodwill as of October 1, 2002. The results of this assessment did not indicate any further impairment of our goodwill.

Following is a discussion of the operating results for each segment.

SEALING PRODUCTS. Sales decreased 4% to $314.0 million in 2002 compared to $327.5 million in 2001. Sales at Garlock Sealing Technologies were down 4% as this operation continues to experience weakness in most of the process industry markets that it serves in the Americas. Garlock Sealing Technologies’ sales in Europe and in certain industries, such as the U.S. steel industry, were flat. Stemco sales in 2002 were 6% higher than in 2001 due to a rebound in demand for new heavy-duty trucks as a result of pre-buying in advance of new EPA emissions standards in the latter part of 2002, and an increase in new heavy-duty trailer builds from historically low levels in 2001. Demand for Plastomer Technologies’ PTFE products, which declined 7% in 2002, was negatively impacted by weakness in the aerospace, semiconductor manufacturing and chemicals markets. Decreased sales of commercial rubber products at Garlock Rubber Technologies contributed to a 7% decrease in revenue from 2001 to 2002.

Segment profit fell 8% from $43.0 million in 2001 to $39.5 million in 2002. The decrease in segment profit was primarily a result of the lower sales volumes at certain businesses noted above, pricing pressure at Garlock Sealing Technologies and Plastomer Technologies, the recording of a reserve for a warranty claim, and increased pension and insurance costs. These unfavorable changes were partially offset by the elimination of goodwill amortization ($3.1 million), cost reductions from restructuring activities in late 2001 and throughout 2002, increased margins at Stemco, and improved operating performance at Garlock Rubber Technologies. Operating margins for the segment decreased from 13.1% in 2001 to 12.6% in 2002.

ENGINEERED PRODUCTS. Sales were $397.6 million, a 31% increase over the $303.6 million reported in 2001. Segment profit increased 21% from $29.5 million in 2001 to $35.8 million in 2002. Operating margins for the segment were 9.0% and 9.7% in 2002 and 2001, respectively. The decrease in operating margins was mainly due to increased volume in lower margin product lines and increased costs for pensions and insurance, partially offset by the elimination of goodwill amortization ($0.8 million). A 31% increase in sales volumes and cost reductions at Fairbanks Morse Engine contributed significantly to the segment results. A full year of results for Glacier, acquired in September 2001 and now part of our GGB operation, accounts for most of the increase in segment sales. On a pro forma basis as if the Glacier acquisition had occurred on January 1, 2001, segment sales in 2001 would have been $68.7 million higher, resulting in only a 7% increase in segment sales in 2002. GGB continues to experience pricing pressure in its key markets in the Americas and Europe, and weakness in its key European markets, partially offset by stronger demand in 2002 in its American markets. This has resulted in an overall decrease in GGB’s operating margins.

Improved demand from automotive programs boosted Haber-Sterling’s sales by 18%, which together with restructuring costs in 2001 that did not repeat in 2002 and cost reductions from these restructuring activities, led to significantly improved operating margins for this operation. Weak capital equipment and industrial markets in 2002 negatively impacted demand at Quincy Compressor, resulting in a sales decline. The decrease in volume and cost increases resulted in lower operating margins at Quincy Compressor. France Compressor Products’ sales and segment profit were essentially unchanged from a year ago.

Non-GAAP Supplemental Financial Measures Reconciliation — GAAP Net Income (Loss) to Non-GAAP “As Adjusted” Net Income (Unaudited)

To assist in understanding the performance of our operations, we present supplemental financial measures in a manner consistent with what we believe our results would have been had we been an independent public company, including the assets and liabilities we received from Goodrich, in all periods presented. The measures do not conform to U.S. generally accepted accounting principles, or GAAP. Earnings or losses as a result of these measures are referred to as “as adjusted.” While we believe that these measures are useful aids in understanding our results in the periods shown and we use these measures to evaluate our performance, they should be used only in conjunction with results presented in accordance with GAAP. A table reconciling the “as adjusted” results with the most comparable GAAP measurement follows.

As described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, on May 31, 2002, Goodrich completed the Distribution. The financial results prior to the Distribution include the results of Coltec’s aerospace business and certain other assets and liabilities (and the associated income and expenses) that were retained by Goodrich and not distributed as part of the Distribution.

In addition, while a part of Goodrich, Coltec was allocated a portion of certain headquarters expenses. These expenses were not representative of the level that would have been incurred had Coltec operated as an independent public company during that period.

Since May 31, 2002, we have operated as an independent public company. Between May 31, and December 31, 2002, we recorded a number of charges of a non-operating nature that are more fully described in Note 3 to the Consolidated Financial Statements.

With respect to these charges, we believe that:

1. the magnitude of the items is such that it is important for readers of our Consolidated Financial Statements to be aware of these items and the effect that they had on net income (loss) during the periods presented; and,

2. with respect to one of the charges, the mark-to-market adjustments on our call options on Goodrich common stock, the expense we recognized does not involve a cash outlay and is driven by changes in the Goodrich stock price that have no bearing on our normal operating activities.

Based on the factors cited above, we believe that it is helpful in understanding the ongoing operating results to provide non-GAAP supplemental financial measures showing the GAAP results adjusted to eliminate the impact of income and expenses associated with assets and liabilities retained by Goodrich that will have no bearing on our ongoing results in the future. In addition, we believe that the non-GAAP supplemental financial measures are more meaningful if the operating results are further adjusted to approximate what they would have been had we operated as an independent public company during all periods presented and if we exclude from the GAAP results those items that are not representative of our ongoing operational activities.

Net Income (Loss) (Unaudited)

Years Ended December 31,	2002	2001

(in millions, except per share data)
GAAP net income (loss)	$(3.0)	$100.7
Eliminate items included in GAAP results (net of tax):
Other expenses*	25.5	—
Write-off of insurance receivable	3.9	—
Results of discontinued operations	(24.2)	(94.1)
Cumulative effect of a change in accounting principle	14.6	—
Interest expense on debt retained by Goodrich	5.4	15.4
Goodwill amortization	—	2.4
Add items not included in GAAP results (net of tax):
Corporate administrative costs**	(0.8)	(3.7)

Non-GAAP “As Adjusted” net income	$21.4	$20.7

EPS — GAAP	$(0.15)	N/A

EPS— Non-GAAP “As Adjusted”***	$1.06	$1.03

*	Represents the net of tax charge for the $40.6 million of other expenses in 2002 included in the Consolidated Statements of Operations.

**	Represents management’s estimate of the additional costs that would have been incurred had we operated as an independent public company during the periods noted.

***	2002 EPS based on average common shares outstanding of 20.2 million. No differences between basic and diluted EPS. Also for 2001, the EPS — Non-GAAP “As Adjusted” assumes the 20.2 million shares were outstanding.

2001 Compared to 2000

Sales in 2001 of $629.7 million were 4% less than sales in 2000 of $655.5 million. The decrease was due to a difficult year in nearly all major markets, which was further exacerbated after the terrorist attacks on September 11, 2001. Subsequent to the terrorist attacks, orders in several businesses dropped significantly and led to a disappointing fourth quarter in 2001. This was partially offset by the addition of Glacier as mentioned previously, and increased commercial engine shipments at Fairbanks Morse Engine. Segment profit was adversely affected by the lower sales volumes, which were predominantly in our higher margin product lines, pricing pressure, expenses related to the implementation of restructuring plans and asset write-downs. Segment operating margins fell from 18.7% in 2000 to 11.5% in 2001.

Asbestos-related expenses increased 5% to $9.8 million in 2001 from $9.3 million in 2000. The increase was mainly due to the mix of insurance policies in 2001, which provided lower reimbursements from insurance carriers of fees and expenses incurred in the management of asbestos-related matters.

The effective income tax rate from continuing operations was 37.5% in 2001 and 2000.

Following is a discussion of the operating results for each segment.

SEALING PRODUCTS. Sales of $327.5 million in 2001 were 10% lower than the $363.7 million in 2000. The lower sales volumes were due to continued softness in all major markets, including chemical processing, heavy-duty truck and trailer assembly and pulp and paper production. The terrorist attacks on September 11, 2001, contributed further to the weakness in our major markets and caused a drop in orders to varying degrees by product line and market in the fourth quarter. This event and its negative impact contributed to our decision to take certain restructuring measures to reduce costs and personnel, to consolidate certain facilities and to write down certain assets. New truck and trailer production in 2001 was approximately half the levels of early 2000. In addition, capacity utilization in U.S. factories declined to levels well below the historical average in 2001 while U.S. industrial production fell nearly every month after mid-2000. These factors contributed to a decrease in capital spending and delays in scheduled maintenance programs throughout the process industries.

Segment profit of $43.0 million in 2001 was 34% lower than the $65.3 million in 2000. The decline was principally attributable to lower sales volumes, particularly in some of our higher margin products. In addition, operating margins declined from 18.0% to 13.1% due to weaker pricing in certain market segments and an inability to reduce fixed costs at the same rate as sales declined. Increased expenses associated with the write-down of inventories and other assets, and severance and labor costs not associated with a formal restructuring plan also contributed to reduced margins.

ENGINEERED PRODUCTS. Sales of $303.6 million in 2001 were 4% higher than the $293.3 million in 2000. Lower bearings sales in North America in 2001 due, in part, to weak automotive markets and competitive pricing pressure were offset by the impact of the Glacier acquisition. Weak automotive markets also negatively impacted sales of tooling products. Sales of diesel engines increased slightly due to increased shipments of commercial engines in the fourth quarter. Weak capital spending in the industrial manufacturing sector adversely affected sales of air compressors. This segment also experienced a decline in orders after September 11, 2001.

Segment profit of $29.5 million in 2001 was 48% lower than the $57.1 million in 2000. In addition to the impact of lower sales volumes, operating margins declined from 19.5% in 2000 to 9.7% in 2001. Profitability of diesel engines declined due to a combination of reduced pricing in the commercial power generation market and increased warranty costs, and because 2000 results included the completion of a very profitable project. Lower sales volumes, competitive pricing pressures, wage and benefit costs increases and an inability to reduce fixed costs at the same rate as sales declined combined to reduce earnings in all other product lines as well.

Restructuring Costs

See Note 4 in the Notes to Consolidated Financial Statements for a discussion of restructuring costs in 2002, 2001 and 2000.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. We believe that the following accounting policies and estimates are among the most critical because they involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

Revenue is recognized at the time products are shipped or services are rendered.

Asbestos

We record an accrual for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset for the amount that we expect our subsidiaries will recover from insurance.

In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions progress to a stage where the cost to dispose of these actions can be reasonably estimated. These actions are classified as actions in advanced stages. With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims. See “Contingencies — Asbestos,” in this Management’s Discussion and Analysis and Note 16 in the Consolidated Financial Statements for additional discussion of asbestos matters.

TIDES, Derivative Instruments and Hedging Activities

Following the Distribution and until February 15, 2028, each TIDES is convertible, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock, subject to adjustment. Upon the adoption of Statement of Financial Accounting Standards No. 133, we elected not to apply the provisions of the statement to embedded derivatives existing before January 1, 1999, as permitted by the transition provisions of the statement. As a result, the feature of the TIDES that allows them to be converted into Goodrich common stock is not accounted for separately as a derivative. We purchased call options on 2,865,744 shares of Goodrich common stock, with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. The call options provide for either an adjustment to the exercise price or a cash payment, at our option, if there is a change in the cash dividends paid on Goodrich common stock. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES would exceed the TIDES liquidation value.

We also have entered into a limited number of foreign currency forward exchange contracts to hedge forecasted transactions denominated in foreign currencies. These forward exchange contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the forward exchange contracts is reported in other comprehensive loss and the ineffective portion is reported in income. Amounts in accumulated other comprehensive loss are reclassified into income in the period that the hedged transactions affect earnings.

Pensions and Post-Retirement Benefits

We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other post-retirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements, as well as amounts recognized in the Consolidated Balance Sheets.

Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. As a result, the discount rate was lowered to 7.0% and expected return on plan assets was lowered to 8.5%, reflecting current economic conditions. Pension expense in 2003 is expected to increase approximately 50% because of these changes. See Note 11 to the Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for our year beginning on January 1, 2003. Adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003, and does not impact recognition of costs under any existing programs. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated. We do not expect the new guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2002, FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued or modified after December 31, 2002 and require that we record a liability for the fair value of such guarantees in our balance sheet. We do not expect the adoption of this portion of the interpretation will have a material effect on our consolidated financial condition, results of operations or cash flows.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created or obtained after January 31, 2003. The guidelines of the interpretation will become applicable for us in our third quarter 2003 financial statements for variable interest entities acquired before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We are reviewing FIN No. 46 to determine its impact, if any, on future reporting periods, and do not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Liquidity and Capital Resources
Operating Cash Flows

Operating activities provided $19.0 million and used $62.7 million and $114.8 million of cash in 2002, 2001 and 2000, respectively. Cash was provided in 2002 primarily by income from continuing operations before non-cash expenses, a decrease in net working capital and a tax refund associated with prior tax years. This was partially offset by expenditures related to the defense and disposition of asbestos-related claims in excess of asbestos-related insurance proceeds, discussed below, and the payment of certain liabilities related to previously divested businesses. These latter payments are discussed in “Contingencies — Other Contingent Liability Matters,” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The use of cash in 2001 was attributable to the termination of a receivables securitization program and an increase in working capital and other non-current assets and liabilities, net. The use of cash in 2000 was attributable to a $113.7 million payment by Coltec to the Internal Revenue Service for a disputed income tax assessment and the related accrued interest. Goodrich, with the assistance of Coltec, is pursuing judicial remedies for a refund of this payment. If a refund is received, the refund will be remitted to Goodrich in accordance with the tax matters arrangements agreed to in connection with the Distribution. A reasonable estimate of the potential refund cannot be made at this time; accordingly, no receivable has been recorded. Also contributing to the trend in operating cash flows during these periods was the trend in asbestos-related expenditures and recoveries. In 2002, 2001 and 2000, asbestos-related expenditures exceeded proceeds from asbestos-related insurance by $52.4 million, $78.0 million and $38.7 million, respectively, as further discussed under “Contingencies - Asbestos,” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investing Cash Flows

We used $32.3 million, $169.8 million and $13.8 million in investing activities in 2002, 2001 and 2000, respectively. Our recurring investing activities relate to capital expenditures. In 2002, we also purchased call options on Goodrich common stock for cash payments totaling $18.2 million to provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. In 2001, we used approximately $155 million to acquire Glacier and a small product line addition.

The increase in capital expenditures in each year reflects a decision to increase investments in our businesses and to implement programs aimed at cost reductions and the restructuring of our operations.

Financing Cash Flows

Financing activities provided $53.0 million and $191.8 million, and used $54.5 million in 2002, 2001 and 2000, respectively. Prior to the Distribution, our cash disbursements and cash receipts were managed in a corporate cash concentration system. We describe this activity as net transfers (to) from Goodrich in our Consolidated Statements of Cash Flows. In 2002, prior to the Distribution, Goodrich provided $54.3 million of cash that was used primarily to fund operating cash requirements, including asbestos-related expenditures, capital expenditures, a portion of the call options paid prior to the Distribution, and to increase our cash balance as of the date of the Distribution. Cash was also provided in 2002 from a borrowing against a promissory note in connection with establishing a supplemental benefit plan. As mentioned earlier under “Results of Operations – 2002 Compared to 2001,” subsequent to the Distribution, the distributions on the TIDES are treated as interest expense. Therefore, only the two quarterly TIDES distribution payments made prior to the Distribution are reflected as a financing activity. TIDES distributions made after the Distribution are reflected in operating cash flows as a reduction of income (loss) from continuing operations. Goodrich provided $203.1 million of cash in 2001, which was used for the Glacier acquisition and to fund operating cash requirements and capital expenditures. In 2000, cash was used to repay debt and was transferred to Goodrich.

Capital Resources

In April 1998, Coltec Capital Trust, all of the common equity securities of which are owned by Coltec and which is included in the Consolidated Financial Statements, placed with institutional investors $150 million of 5 1/4% TIDES. EnPro, Coltec and Goodrich have guaranteed or indemnified certain payments with respect to the TIDES. Also, in April 1998, Coltec issued $300 million aggregate principal amount of the 7 1/2% Coltec Senior Notes. In 1993, Coltec issued approximately $12 million of industrial revenue bonds that mature in 2009 and bear interest at rates of 6.4% to 6.55%. In 2002, EnPro entered into a $4.7 million promissory note. For more information about these debts, see Note 9 in the Notes to Consolidated Financial Statements.

Prior to the Distribution, Goodrich offered to exchange new Goodrich securities for the outstanding 7 1/2% Coltec Senior Notes. Goodrich acquired $296.9 million of 7 1/2% Coltec Senior Notes, which was the entire amount tendered pursuant to the exchange offer. Coltec purchased all of these notes from Goodrich in exchange for a $201.9 million Coltec Debenture and $97.2 million in cash, after which such notes were cancelled. The cash portion of the purchase price was financed through an intercompany loan from Goodrich that was assumed by Coltec’s aerospace business. The Coltec Debenture was contributed by Goodrich to us and remains an outstanding obligation of Coltec to us, which, for accounting purposes, is eliminated upon consolidation in our Consolidated Financial Statements. The $3.1 million of 7 1/2% Coltec Senior Notes that remained outstanding following the completion of the exchange offer continue to be obligations of Coltec after the Distribution.

Our primary U.S. operating subsidiaries executed a credit agreement in 2002 for a new senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility are secured by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the senior secured revolving credit facility is $60 million. The senior secured revolving credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on the payment of dividends, the repurchase of shares, the incurrence of additional debt, and the acquisition of new businesses. We do not expect compliance with these restrictions and covenants to materially affect our operations. There were no borrowings against this facility in 2002.

In 2002, we executed a $4.7 million variable rate promissory note. The promissory note is collateralized by life insurance policies. The promissory note bears interest at LIBOR plus a margin of 1.75%, or 3.76% as of December 31, 2002, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or 60 days prior to the expiration of the policies. We anticipate that there will be two additional borrowings in the same amount and under similar terms and conditions that will occur in April 2003 and April 2004.

Our ability to make payments on and to refinance our indebtedness, including the debt retained or incurred pursuant to the new senior secured revolving credit facility as well as any future indebtedness, and to fund working capital, capital expenditures, asbestos claims against our subsidiaries and strategic acquisitions and investments, will depend on our ability to generate cash in the future from operations, financings and sales of assets. Our ability to raise capital through the issuance of additional equity is constrained as described later in this section. We cannot be certain that we will be successful in obtaining additional financing if needed or that, if obtained, any additional financing will be on terms favorable to us.

Subsequent to the Distribution, our primary sources of liquidity are operating cash flows and the availability of the senior secured revolving credit facility. Our principal sources of liquidity prior to the Distribution were intercompany loans and contributions from Goodrich.

Following the Distribution and until April 15, 2028, each TIDES is convertible, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock, subject to adjustment. Should the holders exercise their right to convert the TIDES, we would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock on the open market, directly from Goodrich or by exercising our call options on Goodrich common stock discussed below. We may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the TIDES agreements. Failure to honor conversion rights would be a default under those agreements.

Further, the value of Goodrich and EnPro common stock may increase to the level where our cost to acquire shares in a conversion could exceed, with no maximum, the aggregate liquidation value of the TIDES of $150 million. We purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. The call options provide for either an adjustment to the exercise price or a cash payment, at our option, if there is a change in the cash dividends paid on Goodrich common stock. Until they expire in March 2007, the call options provide protection against our risk that the cash required to finance conversions of the TIDES would exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in the Consolidated Balance Sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in a cash obligation. The fair value of the call options declined in 2002 by $16.7 million before tax, and a corresponding charge to earnings is included in other expenses in the Consolidated Statements of Operations. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value of the TIDES as described earlier, we cannot assure you that we will have the financial resources to redeem these securities or effectively hedge this exposure to potential conversion costs in excess of the aggregate liquidation value of the TIDES beyond the term of the call options.

If we are unable to obtain the capital we require to implement our business strategy, or to obtain the capital we will require on acceptable terms or in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including making revisions to our business strategies to accommodate the reduced financing. Our ability to raise capital through the issuance of additional equity is constrained because it may cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we indemnify Goodrich for any tax due as a result of such a transaction.

Dividends

The terms of the senior secured revolving credit facility as well as the terms of the TIDES impact directly or indirectly our ability to pay dividends. The senior secured revolving credit facility contains limitations on dividend payments. In connection with the TIDES, Coltec is entitled to withhold interest payments to Coltec Capital Trust for up to 20 quarters. If these interest payments are withheld, Coltec would be unable to pay dividends to EnPro, which would limit our ability to pay dividends to our shareholders during this period.

Shareholders’ Equity

Our shareholders’ equity is impacted by a variety of factors, including items that are not reported in earnings but are reported directly in equity, such as foreign currency translation, minimum pension liability adjustments, and cash flow hedging transactions. We recorded a $6.1 million after-tax charge to equity, reflecting the increase in the additional minimum liability for our pension plans, which is included in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2002. See the Consolidated Statements of Changes in Shareholders’ Equity for information on such changes.

Contingencies

General

There are pending or threatened against EnPro or its subsidiaries various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, EnPro and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in addressing the applicability of all environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We believe that we are in material compliance with all currently applicable regulations.

We have been notified that EnPro or one of its subsidiaries is among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 17 sites at which the costs to it are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at three sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

In 2002, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability was increased by $12.0 million to reflect an increase in the estimated costs to remediate these sites. The increased costs will be paid over a number of years and therefore should not significantly impact short-term liquidity. As of December 31, 2002, EnPro had an accrued liability of $37.2 million for probable future expenditures relating to environmental contingencies. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition, but could be material to our results of operations and cash flows in a given period.

Other Contingent Liability Matters

We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in March 1990 and Coltec’s former Central Maloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material claims are currently pending against Coltec related to Central Maloney. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of those cases have been dismissed. Colt Firearms is seeking indemnification from Coltec for claims involving firearms manufactured prior to March 1990. Coltec has rejected Colt Firearms’ claims in all instances on various legal grounds. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations. In 2002, Coltec paid approximately $22 million to satisfy judgments relating to these obligations.

Asbestos

HISTORY. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40 and often more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $816 million in settlements and judgments at a cost in fees and expenses of an additional $272 million.

CLAIMS MIX. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are only aware of approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

PRODUCT DEFENSES. We believe that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products since the mid-1980s have been predominantly to sophisticated purchasers such as the U.S. Navy and large petro-chemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

SETTLEMENTS. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

Settlements are made without any admission of liability and are generally made on a group basis with payments made to individual claimants over a period of one to four years. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group. Garlock believes that its allocable portion of the total settlement amount for an action has typically ranged from 1% to 2% of the total amount paid by all defendants in the action.

Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony or other evidence that the claimant worked with or around Garlock asbestos-containing products is required. The claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.

When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal.

STATUS OF ANCHOR. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of December 31, 2002, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

INSURANCE COVERAGE. The insurance coverage available to Garlock is substantial. As of December 31, 2002, Garlock had available $892 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $76 million of otherwise available insurance as insolvent. The amount of insurance classified as insolvent increased by $15 million during the year ended December 31, 2002, resulting from the filing of a petition under Chapter 11 of the United States Bankruptcy Code by the parent company of one of Garlock’s insurers. In 2002, we wrote off receivables from this insurer totaling $6.2 million. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent insurance carrier during 2002. Of the solvent insurance, $708 million (79%) is with U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $59 million (7%) is with other solvent U.S. carriers, and $126 million (14%) is with various solvent London market carriers. Of the $892 million, $151 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $124 million has been committed to claim settlements not yet paid by Garlock. Thus, at December 31, 2002, $618 million remained available for future asbestos-related payments.

Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003.

Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in 2002 that were recorded as a receivable amounted to $34.4 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these claims, pursuant to a settlement or otherwise. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

QUANTITATIVE CLAIMS INFORMATION. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock have progressed to a stage where we believe we can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock that are in preliminary procedural stages, as well as any actions that may be filed in the future, we believe that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, we believe that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, we have not included any estimate of future liability for such claims in the table below.

We record an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset for the amount of those liabilities that we expect Garlock and Anchor to recover from insurance. A table is provided below depicting quantitatively the items discussed above.

Years Ended December 31,	2002	2001	2000

(number of cases)
New Actions Filed During the Period(1)	41,700	37,600	36,200
Open Actions at Period-End(1)	118,800	95,400	96,300

(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance(2)	$295.9	$293.6	$285.7
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing(3)	$138.8	$170.9	$231.2

(dollars in millions)
Payments(4)	$146.3	$165.9	$122.0
Insurance Recoveries(4)	93.9	87.9	83.3

Net Cash Flow	$(52.4)	$(78.0)	$(38.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	At December 31, 2002, included $157.1 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at December 31, 2002, is $138.8 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At December 31, 2002, we classified $90.0 million as a current asset and $205.9 million as a non-current asset in the Consolidated Balance Sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2002, we classified $78.9 million as a current liability and $59.9 million as a non-current liability in the Consolidated Balance Sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In 2002, 2001 and 2000, we added $34.4 million, $68.2 million and $29.4 million, respectively, of the net cash flow to the asbestos insurance receivable in the Consolidated Balance Sheets, and we recorded $18.0 million, $9.8 million and $9.3 million, respectively, as an expense in the Consolidated Statements of Operations.

STRATEGY. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline currently, yet asbestos-related claims filings continue to increase.

Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Transition to the Euro

We successfully addressed the many areas involved with the introduction of the Euro on January 1, 2002, including information technology, business and finance systems, as well as the impact on the pricing and distribution of our products. The effect of the introduction of the Euro, as well as any related costs of conversion, did not have a material impact on our financial condition, results of operations or cash flows.

Off Balance Sheet Arrangements
Lease Agreements

We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2002, approximately $42 million of future minimum lease payments were outstanding under these agreements. See Note 16, “Commitments and Contingencies — Other Commitments,” in the Notes to Consolidated Financial Statements for additional disclosure.

Sale of Receivables
At December 31, 2000, we had in place a trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $95.0 million. Accounts receivable sold under this program as of December 31, 2000, were $81.5 million,of which $51 million were related to our discontinued operations and $30.5 million related to our continuing operations. In December 2001, this program was terminated. The termination of the program resulted in an increase of $30.5 million in our trade receivables.

Debt and Capital Lease Guarantees
At December 31, 2002, we have outstanding contingent liabilities for guaranteed debt and lease payments of $21.8 million related to previously divested businesses.

Letters of Credit
At December 31, 2002, we were contingently liable for $0.5 million of letters of credit under the senior secured revolving credit facility that were issued in the normal course of business.

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2002, is as follows:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

(in millions)
Long-term debt	$170.9	$0.4	$0.6	$—	$169.9
Operating leases	41.9	7.5	13.2	9.5	11.7
Other long-term liabilities	82.5	6.1	8.9	8.4	59.1

Total	$295.3	$14.0	$22.7	$17.9	$240.7

Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2002. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies - Environmental, — Other Contingent Liability Matters,” and in Note 16 in the Notes to Consolidated Financial Statements.

Outlook
As we enter 2003, our strong liquidity and relatively conservative leverage give us the sound financial position we need to build a stronger EnPro. In the short time we have been an independent company, we have made progress in our strategy to improve operating efficiency and the management of asbestos settlements by our subsidiaries. Going forward, we remain focused on these issues as we seek to expand our product offerings and customer base and to strengthen the mix of our businesses to ensure our long-term viability.

We currently expect our markets to remain stable during 2003, but anticipate a modest increase in sales over 2002 as we accelerate new product introductions and expand our sales efforts. Higher sales volumes as well as the benefits of our Total Customer Value lean manufacturing program are expected to result in improved operating margins and increased profitability in 2003.

We anticipate that cash flow in 2003 will benefit from lower net asbestos payments and improved operating income. However, we expect capital spending to increase significantly over 2002 as we implement programs to reduce costs and improve market penetration.

Certain Risk Factors That May Affect Future Results
Set forth below are certain risk factors that we believe are material to our shareholders. If any of the following risks occur, our business, financial condition, results of operations, and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” or “continue,” the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of the following risks occur.

Risks Related to Our Recent Spin-off from Goodrich Corporation
 Coltec’s historical consolidated financial information may not be representative of our historical results as an independent company; therefore, it may not be reliable as an indicator of historical or future results.

The historical consolidated financial information of our wholly owned subsidiary Coltec included in this report may not reflect what our financial condition, results of operations and cash flows would have been on a historical basis had we operated the EnPro business as an independent company during the periods presented or what our financial condition, results of operations and cash flows will be in the future. This is because Coltec’s historical consolidated financial statements include allocations for services provided or procured by Goodrich, which we may not be able to procure or provide ourselves on the same basis. In addition, we have not made adjustments to Coltec’s historical consolidated financial information to reflect other changes that will occur in our cost structure, financing and operations as a result of the Distribution. These changes could potentially include increased costs associated with reduced economies of scale and a higher cost of capital, and also changes in how we fund our operations, conduct research and development and pursue our strategic objectives. Finally, as a result of the Distribution, Goodrich, not EnPro, owns Coltec’s aerospace business, which is reflected in Coltec’s historical consolidated financial information as a discontinued operation. Therefore, Coltec’s historical consolidated financial statements may not be indicative of our future performance as an independent company.

We could incur significant indemnity obligations to Goodrich for U.S. federal income tax liability if acquisitions or issuances of EnPro stock cause the Distribution to be taxable.

The Distribution was intended to be tax-free to Goodrich and its shareholders under Section 355 of the Internal Revenue Code. Generally, Goodrich may recognize a taxable gain on the Distribution if there are one or more acquisitions or issuances of our capital stock representing 50% or more of our then-outstanding capital, measured by vote or value, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the Distribution. Any shares of our stock acquired or issued within two years before or after the Distribution will generally be presumed to be part of such a plan unless we can rebut that presumption. If the acquisition or issuance of our stock causes the Distribution to be taxable to Goodrich, we will be required to indemnify Goodrich against any tax payable under the tax matters arrangements we entered into with Goodrich as part of the Distribution. In addition, aside from the tax matters arrangements, under U.S. federal income tax laws, we and Goodrich would be severally liable for Goodrich’s federal income taxes from the Distribution being taxable. This means that even if we do not have to indemnify Goodrich for any tax liabilities if the Distribution fails to be tax-free, we may still be liable for any part of, including the whole amount of, these liabilities and expenses if Goodrich fails to pay them.

Risks Related to Our Business
 Certain of our subsidiaries are defendants in asbestos litigation.

The historical business operations of two Coltec subsidiaries, Garlock Sealing Technologies LLC and The Anchor Packing Company, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets, which contained encapsulated asbestos fibers. Although those subsidiaries actively manage their exposure to asbestos litigation and their relationships with insurance carriers through another Coltec subsidiary, Garrison Litigation Management Group, Ltd., several risks and uncertainties may result in potential liabilities to us in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:

•	the potential for a large volume of future asbestos claims to the extent such claims are not covered by insurance because insurance coverage is, or will be, depleted;

•	the uncertainty of the per claim value of pending and potential future asbestos claims;

•	the timing of payout of claims relative to recoveries of amounts covered by insurance from our subsidiaries’ insurance carriers and limitations imposed on the amount that may be recovered in any given year;

•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;

•	an increase in litigation or other costs that are not covered by insurance;

•	the unavailability of any insurance for claims alleging first exposure to asbestos after July 1, 1984; and

•	bankruptcies of other defendants.

Potential liability for asbestos claims may adversely affect our ability to retain and attract customers and quality personnel. To the extent our subsidiaries’ insurance is depleted or the payments required in any given year exceed the annual limitations on insurance recoveries from our subsidiaries’ carriers, our subsidiaries would be required to fund these obligations from available cash, even if such amounts are recoverable under these insurance policies in later years. This could adversely affect our ability to use cash for other purposes, including growth of our business, and adversely affect our financial condition.

Our business and some of the markets we serve are cyclical, and changes in general market conditions could have a material adverse effect on our business.

The markets in which we sell our products, particularly chemical companies, petroleum refineries and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales, gross margins and net income. Economic downturns or other material weakness in demand in any of these markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The markets that we serve in the U.S. and abroad have been affected by the recent economic downturn. As a result, our business and financial results have been adversely affected. If this economic slowdown were to continue for an extended period or if conditions were to worsen, the negative impact on our business and financial results could be further exacerbated.

We face intense competition that could have a material adverse effect on our business.

We encounter intense competition in almost all areas of our business. Additionally, customers for many of our products are attempting to reduce the number of vendors from which they purchase in order to reduce inventories. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.

If we fail to retain the independent agents and distributors upon whom we rely to market our products, we may be unable to effectively market our products and our revenue and profitability may decline.

Our marketing success in the U.S. and abroad depends largely upon our independent agents’ and distributors’ sales and service expertise and relationships with customers in our markets. Many of these agents have developed strong ties to existing and potential customers because of their detailed knowledge of our products. A loss of a significant number of these agents or distributors, or of a particular agent or distributor in a key market or with key customer relationships, could significantly inhibit our ability to effectively market our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have exposure to some contingent liabilities relating to discontinued operations, which could have a material adverse effect on our financial condition, results of operations or cash flows in any fiscal period.

We have some contingent liabilities related to discontinued operations of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances, we have indemnified others against those liabilities, and in other instances, we have received indemnities from third parties against those liabilities.

Under federal and state environmental laws, Coltec or one of its subsidiaries has been named as a potentially responsible party at 17 sites at which the costs to it are expected to exceed $100 thousand at each site. Investigations have been completed or are near completion for 14 of these sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater contamination. We believe that any liability incurred for cleanup at these sites will be satisfied over a number of years, and, in some cases, the costs will be shared with other potentially responsible parties.

In addition, there is the potential for claims to arise relating to products or other matters related to discontinued operations. Some of these claims could seek substantial monetary damages. Specifically, we may potentially be subject to the liabilities related to the firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Maloney, another former Coltec operation. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations.

We have insurance and reserves to address these liabilities. However, if our insurance coverage is depleted or our reserves are not adequate, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2002, we derived approximately 36% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

•	unfavorable fluctuations in foreign currency exchange rates;

•	adverse changes in foreign tax, legal and regulatory requirements;

•	difficulty in protecting intellectual property;

•	trade protection measures and import or export licensing requirements;

•	differing labor regulations;

•	political and economic instability; and

•	acts of hostility, terror or war.

Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We intend to continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations. As we expand our international operations, we may also encounter new risks that could adversely affect our revenues and profitability. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local agents, distributors and trading companies. If we are not successful in developing these relationships, we may not be able to increase sales in these regions. We could also face increased costs associated with staffing and managing foreign operations.

If we are unable to protect our intellectual property rights and knowledge relating to our products, our business and prospects may be negatively impacted.

We believe that proprietary products and technology are important to our success. If we are unable to adequately protect our intellectual property and know-how, our business and prospects could be negatively impacted. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, noncompete and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patents issued to third parties, whether before or after the issue date of our patents, could render our intellectual property less valuable. Our ownership of our intellectual property and questions as to whether our competitors’ products infringe our intellectual property rights may be disputed. In addition, intellectual property rights may be unavailable, limited or difficult to enforce in some jurisdictions, which could make it easier for competitors to capture market share in those jurisdictions.

Our competitors may capture market share from us by selling products that claim to mirror the capabilities of our products or technology without infringing upon our intellectual property rights. Without sufficient protection nationally and internationally for our intellectual property, our competitiveness worldwide could be impaired, which would negatively impact our growth and future revenue. As a result, we may be required to spend significant resources to monitor and police our intellectual property rights.

A loss of certain of our intellectual property licenses or failure on the part of our licensors to protect their own intellectual property under such license agreements may negatively impact our business and revenues.

We license certain intellectual property from third parties and we are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, such as Fairbanks Morse Engine’s technology license from MAN B&W for the S.E.M.T. Pielstick four-stroke engine and Quincy Compressor’s license from Svenska Rotor Maskiner AB for their rotary screw compressor design and technology, the intellectual property licenses are integral to the manufacture of our products. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach on our part. If this were to occur, our business, financial condition, results of operation and cash flows could be adversely affected.

Risks Related to Ownership of Our Common Stock
Because there has not long been a public market for our common stock, the market price and trading volume of our common stock may be volatile.

We have a limited trading history because there has been a public market for our common stock only since May 24, 2002. A relatively small number of shares traded in any one day could have a significant affect on the market price. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. For example, to the extent that other large companies within our industry experience declines in their stock price, our stock price may decline as well.

Because our quarterly revenues and operating results may vary significantly in future periods, our stock price may fluctuate.

Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	payments related to asbestos litigation or annual costs related to asbestos litigation that are not covered by insurance or that exceed the annual limits in place with our insurance;

•	changes in the fair value of call options on Goodrich common stock purchased by Coltec to reduce the economic risk of the conversion feature of the convertible preferred securities;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in the U.S., Canada, Europe and other major regions in which we do business;

•	costs related to possible future acquisitions of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations; and

•	the amount and timing of expenditures related to expansion of our operations.

Various agreements and laws could delay or prevent a change of control that you may favor.

The terms of some of our agreements relating to the Distribution, particularly the tax matters arrangements with Goodrich, anti-takeover provisions of our articles of incorporation and bylaws, our shareholder rights plan and provisions of North Carolina law could delay or prevent a change of control that you may favor or may impede the ability of the holders of our common stock to change our management. An acquisition or further issuance of our stock in connection with a change-of-control transaction or otherwise could cause the Distribution and associated restructuring activities to be taxable to Goodrich and Coltec. Under the tax matters arrangements, we would be required to indemnify Goodrich for the resulting tax and this indemnity obligation might discourage, delay or prevent a change of control that you may favor.

In particular, the provisions of our articles of incorporation and bylaws, among other things, will:

•	require a supermajority shareholder vote to approve any business combination transaction with an owner of 5% or more of our shares unless the transaction is recommended by disinterested directors;

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms, if our board is expanded to nine members;

•	limit the right of shareholders to remove directors and fill vacancies;

•	regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and

•	authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.

Our shareholder rights plan will also make an acquisition of a controlling interest in EnPro in a transaction not approved by our board of directors more difficult.

Our debt agreements impose limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.

The agreements relating to the TIDES and to $3.1 million of 7 1/2% Coltec Senior Notes due April 15, 2008 impose limitations on our operations. We also have a senior secured revolving credit facility. The agreements relating to the credit facility impose additional and, in some cases, more restrictive limitations including restrictions on our ability to pay dividends, to repurchase shares, to incur additional debt and to acquire new businesses. These limitations could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.

We may not have adequate cash or the ability to finance conversions of the TIDES.

Until April 15, 2028, each TIDES is convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders of the TIDES exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable on or after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock on the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Coltec may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the agreements relating to the TIDES. Failure to honor conversion rights would be a default under the TIDES agreements.

Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the aggregate liquidation value of the TIDES of $150 million. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed their liquidation value. While Coltec has hedged its exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, as described earlier, we cannot be certain that Coltec will have the financial resources to redeem these securities or effectively hedge its exposure to potential conversion costs in excess of the aggregate liquidation value of the TIDES beyond the term of the call options.

EnPro, Goodrich, Coltec and Coltec Capital Trust have entered into an indemnification agreement with respect to the TIDES under which EnPro, Coltec and Coltec Capital Trust will indemnify Goodrich from any costs and liabilities that Goodrich incurs as a result of its earlier guarantee of Coltec and Coltec Capital Trust’s obligations under the TIDES. Such indemnification obligations may result in payments that could have a material adverse effect on our financial condition, results of operations and cash flows.

The call options on Goodrich common stock purchased by Coltec to mitigate its economic risk created by the conversion feature of the TIDES are derivative instruments and are carried at fair value in our balance sheet with changes in the fair value reflected in our earnings. Changes in the fair value of the call options will not result in a cash obligation to Coltec. However, the change in fair value of the derivatives could be material to our results of operations in a given period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2002. The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.

Expected Maturity Date	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

(dollars in millions)
Debt
Fixed Rate	$0.4	$0.4	$0.2	—	—	$165.2	$166.2	$105.4
Average Interest Rate	3.3%	3.3%	3.0%	—	—	5.4%	5.4%
Variable Rate	—	—	—	—	—	$4.7	$4.7	$4.7
Average Interest Rate(1)	—	—	—	—	—	3.8%	3.8%

(1)	The average interest rate is based on the actual interest rate as of December 31, 2002.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts. At December 31, 2002, we had foreign currency forward contracts maturing in February 2003 through November 2003 to purchase 8.6 million Euro at rates of $0.9667 to $0.9725 to the Euro. In 2002, approximately 36% of our total sales consisted of sales outside the United States, with approximately 28% of total sales denominated in currencies other than the United States dollar.

Risk Due to Convertibility of TIDES

As described in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we purchased call options that expire in March 2007 to provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, we cannot be certain that we will have the financial resources to redeem these securities or effectively hedge this exposure beyond the term of the call options.

The call options are derivative instruments and are carried at fair value in our Consolidated Balance Sheets with changes in the fair value reflected in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. If the call options expire unexercised and the market price of Goodrich common stock at that time is less than the exercise price per share, then the cumulative net charges to earnings over the life of the call options for financial reporting purposes will be limited to the original cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ENPRO INDUSTRIES, INC.

Index to Consolidated Financial Statements	Page

Report of Independent Auditors	35
Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000	36
Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000	37
Consolidated Balance Sheets as of
December 31, 2002 and 2001	38
Consolidated Statements of Changes in Shareholders’ Equity for the years ended
December 31, 2002, 2001 and 2000	39
Notes to Consolidated Financial Statements	40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors and officers appearing under the captions “Nominees for Election” and “Legal Proceedings” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2003 annual meeting of shareholders to be held on April 30, 2003 is incorporated herein by reference.

Information concerning our executive officers is set forth below:

Name	Age	Position

Ernest F. Schaub	59	President, Chief Executive Officer and Director

William Dries	51	Senior Vice President and Chief Financial Officer

Richard C. Driscoll	61	Senior Vice President — Human Resources

Michael J. Leslie	43	Senior Vice President and Chief Operating Officer

Richard L. Magee	45	Senior Vice President, General Counsel and Secretary

Donald G. Pomeroy II	36	Vice President and Controller

Robert D. Rehley	42	Vice President and Treasurer

Ernest F. Schaub is currently President, Chief Executive Officer and Director and has held this position since May 2002. From 1999 until joining the Company, he was Executive Vice President of Goodrich Corporation and President and Chief Operating Officer of Goodrich’s Engineered Industrial Products Segment. From 1990 to 1999, Mr. Schaub was Group President, Landing Systems of Goodrich. Mr. Schaub joined Goodrich in 1971, and held a variety of engineering, manufacturing and management positions.

William Dries is currently Senior Vice President and Chief Financial Officer and has held this position since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was an employee of Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having served from 1998 to 1999 as Senior Vice President — Finance, and from 1990 to 1998 as Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985.

Richard C. Driscoll is currently Senior Vice President — Human Resources and has held this position since May 2002. From 1990 until joining the Company, he was Vice President — Human Resources of Goodrich Corporation. Mr. Driscoll joined Goodrich in 1964 and held a number of human resources management positions in several different operations, at the corporate office and with the Aerospace Segment.

Michael J. Leslie is currently Senior Vice President and Chief Operating Officer and has held this position since May 2002. From July 2000 to May 2002, and also from July 1999 to February 2000, he was Group President of Goodrich Corporation’s Engineered Industrial Products Segment. Previously, he had served as Group President from June 1997 to June 1999 and as Division President — Stemco from September 1995 to May 1997 for Coltec Industries Inc. Mr. Leslie was Vice President, Strategic Planning for Arvin Industries, Inc. from March 2000 to June 2000.

Richard L. Magee is currently Senior Vice President, General Counsel and Secretary and has held this position since May 2002. He served as a consultant to Goodrich Corporation from October 2001 through December 2001, and was an employee of Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Magee was Senior Vice President, General Counsel and Secretary of United Dominion Industries, Inc. from April 2000 until July 2001, having served as Vice President since July 1996, Secretary since July 1997 and General Counsel since 1998. Mr. Magee was a partner in the Charlotte, North Carolina law firm Robinson, Bradshaw & Hinson, P.A. prior to joining United Dominion in 1989.

Donald G. Pomeroy II is currently Vice President and Controller and has held this position since May 2002. He was Vice President, Finance and Information Technology at Stemco for Coltec Industries Inc from August 1998 until October 2001, and an employee of Coltec Industries Inc from November 2001 through May 2002. From May 1995 to February 1996, Mr. Pomeroy was a financial analyst, and from February 1996 to August 1998, he was Controller — International Operations, at Garlock Sealing Technologies for Coltec Industries Inc. Prior to joining Garlock Sealing Technologies, Mr. Pomeroy, a certified public accountant, was a manager at Coopers & Lybrand LLP.

Robert D. Rehley is currently Vice President and Treasurer and has held this position since May 2002. He was an employee of Coltec Industries Inc from January 2002 through April 2002. Mr. Rehley was Assistant Treasurer of Metaldyne Corporation from October 2001 to January 2002, and was Executive Director — Corporate Tax for Metaldyne from December 2000 until October 2001. Previously, he was Treasurer of Simpson Industries from April 1998 until December 2000. Mr. Rehley was Director — Finance and Business Development for Cummins Engine Company, Inc. from October 1996 until April 1998.

We have adopted a written Code of Business Conduct (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available on our Internet site at www.enproindustries.com. We intend to disclose on our Internet site, www.enproindustries.com, any substantive changes to the Code and any waivers granted under the Code to the specified officers. Information concerning the determination by our Board of Directors that a financial expert serves on our Audit and Risk Management Committee, which appears under the caption “Governance of the Company — Determination With Respect to Audit Committee Financial Expert” in our Definitive Proxy Statement for the 2003 annual meeting of shareholders to be held on April 30, 2003, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2003 annual meeting of shareholders to be held on April 30, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our Definitive Proxy Statement for the 2003 annual meeting of shareholders to be held April 30, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for the 2003 annual meeting of shareholders to be held on April 30, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000, appears on page 56.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 32 to 34.

(b)	Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 18th day of March 2003.

ENPRO INDUSTRIES, INC.

By: /s/ Richard L. Magee

Date: March 18, 2003	Richard L. Magee Senior Vice President, General Counsel and Secretary

By: /s/ Donald G. Pomeroy II

Donald G. Pomeroy II Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ernest F. Schaub Ernest F. Schaub	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2003

/s/ William Dries William Dries	Senior Vice President and Chief Financial Officer	March 18, 2003

/s/ Donald G. Pomeroy II Donald G. Pomeroy II	Controller (Principal Accounting Officer)	March 18, 2003

/s/ William R. Holland William R. Holland(*)	Chairman of the Board and Director	March 18, 2003

/s/ J. P. Bolduc J. P. Bolduc(*)	Director	March 18, 2003

/s/ Peter C. Browning Peter C. Browning(*)	Director	March 18, 2003

/s/ Joe T. Ford Joe T. Ford(*)	Director	March 18, 2003

/s/ James H. Hance, Jr James H. Hance, Jr.(*)	Director	March 18, 2003

/s/ Gordon D. Harnett Gordon D. Harnett(*)	Director	March 18, 2003

(*) By:/s/ Richard L. Magee Richard L. Magee, Attorney-in-Fact

CERTIFICATION

I, Ernest F. Schaub, President and Chief Executive Officer of EnPro Industries, Inc. (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ Ernest F. Schaub Ernest F. Schaub President and Chief Executive Officer

CERTIFICATION

I, William Dries, Senior Vice President and Chief Financial Officer of EnPro Industries, Inc. (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ William Dries William Dries Senior Vice President and Chief Financial Officer

CERTIFICATION

Each of the undersigned chief executive officer and chief financial officer of the registrant certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge this report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934 and that, to his knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: March 18, 2003	/s/ Ernest F. Schaub

Ernest F. Schaub President and Chief Executive Officer

Date: March 18, 2003	/s/ William Dries

William Dries Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Certificate of Trust of Coltec Capital Trust (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.4	Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee and the individuals named therein as Administrative Trustees (incorporated by reference to Exhibit 4.2 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.5	Form of 5¼% Convertible Preferred Securities (included in Exhibit 4.4 above)

4.6	Indenture dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee, relating to the 5¼% Convertible Junior Subordinated Deferrable Interest Debentures due 2028 (incorporated by reference to Exhibit 4.3 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.7	First Supplemental Indenture, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.8	Form of 5¼% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028 (included in Exhibit 4.6 above)

4.9	Guarantee Agreement, dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Coltec Industries Inc’s Registration Statement on Form S-3 (No. 333-52975))

4.10	Guarantee Agreement, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.11*	Guarantee Agreement dated as of May 31, 2002, between EnPro Industries, Inc. and The Bank of New York, as trustee

4.12*	Second Supplemental Indenture dated as of May 31, 2002, among Coltec Industries Inc, EnPro Industries, Inc., Goodrich Corporation and The Bank of New York, as trustee

4.13	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7½% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.14	Form of 7½% Senior Note due 2008 (included in Exhibit 4.13 above)

10.1	Tax Matters Arrangements between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.2	Transition Services Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2002, filed by EnPro Industries, Inc.)

10.3	Employee Matters Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2002, filed by EnPro Industries, Inc.)

10.4	Indemnification Agreement among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2002, filed by EnPro Industries, Inc.)

10.5	Contribution Agreement between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2002, filed by EnPro Industries, Inc.)

10.6	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.7+	EnPro Industries, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.8*+	EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan

10.9+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.10+	EnPro Industries, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.11 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.11+	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.12+	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.13*+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors

10.14*+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan

10.15	Credit Agreement dated as of May 16, 2002, among the financial institutions named therein, Bank of America, N.A., as the agent, Citicorp USA, Inc., as the syndication agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies, LLC, Garlock Bearings LLC, Haber Tool Company, and Stemco LLC, as the borrowers, and Coltec Industries Inc, as the funds administrator (incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.16	Security Agreement dated as of May 16, 2002, between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.17	Parent Guarantee dated as of May 31, 2002, by EnPro Industries, Inc. in favor of the financial institutions named therein and their successors and permitted assigns, Bank of America, N.A., as letter of credit issuer and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.18	Pledge Agreement dated as of May 31, 2002, among Bank of America, N.A., as the agent, and EnPro Industries, Inc., Coltec Industries Inc, Garlock Sealing Technologies LLC, Coltec International Services Co., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation

(incorporated by reference to Exhibit 10.15 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.19*	First Amendment to Loan Documents dated as of December 4, 2002, between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation

10.20*	First Amendment to Credit Agreement dated as of January 29, 2003, between Bank of America, N.A., as agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc and Stemco LLC

10.21*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Ernest F. Schaub

10.22*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Michael J. Leslie

10.23*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and William Dries

10.24*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Richard C. Driscoll

10.25*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Richard L. Magee

10.26*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Timothy P. O’Reilly

10.27*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Donald G. Pomeroy II

10.28*+	Management Continuity Agreement dated as of August 1, 2002, between EnPro Industries, Inc. and Robert D. Rehley

10.29*+	Death Benefits Agreement dated as of December 12, 2002, between EnPro Industries, Inc. and Ernest F. Schaub

10.30*+	Death Benefits Agreement dated as of December 12, 2002, between EnPro Industries, Inc. and Michael J. Leslie

10.31*+	Death Benefits Agreement dated as of December 12, 2002, between EnPro Industries, Inc. and William Dries

10.32*+	Death Benefits Agreement dated as of December 12, 2002, between EnPro Industries, Inc. and Richard C. Driscoll

10.33*+	Death Benefits Agreement dated as of December 12, 2002, between EnPro Industries, Inc. and Richard L. Magee

14*	EnPro Industries, Inc. Code of Business Conduct

21*	List of Subsidiaries

23*	Consent of Ernst & Young LLP

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from James H. Hance, Jr.

24.5*	Power of Attorney from Gordon D. Harnett

24.6*	Power of Attorney from William R. Holland

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
EnPro Industries, Inc.

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and subsidiaries (the “Company”) (formerly Coltec Industries Inc) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the accompanying financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnPro Industries, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ Ernst & Young LLP
Charlotte, North Carolina January 31, 2003

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000

(in millions, except per share data)	2002	2001	2000

Sales	$709.9	$629.7	$655.5
Operating costs and expenses:
Cost of sales	498.7	433.3	418.9
Selling, general and administrative expenses	151.8	134.3	128.8
Asbestos related expenses	18.0	9.8	9.3
Restructuring costs	3.9	3.8	1.4

	672.4	581.2	558.4

Operating income	37.5	48.5	97.1
Interest expense	(14.9)	(25.8)	(26.1)
Interest income	1.2	0.5	0.3
Other expenses	(40.6)	—	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust	(16.8)	23.2	71.3
Income tax (expense) benefit	7.5	(8.7)	(26.7)
Distributions on convertible preferred securities of trust	(3.3)	(7.9)	(7.9)

Income (loss) from continuing operations	(12.6)	6.6	36.7
Income from discontinued operations, net of taxes	24.2	94.1	64.2
Income before cumulative effect of a change in accounting principle	11.6	100.7	100.9
Cumulative effect of a change in accounting principle, net of taxes	(14.6)	—	—

Net income (loss)	$(3.0)	$100.7	$100.9

Basic and Diluted Earnings Per Share:
Continuing operations	$(0.62)
Discontinued operations	1.20
Cumulative effect of a change in accounting principle	(0.73)

Net loss	$(0.15)

Average common shares outstanding (millions)	20.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(in millions)	2002	2001	2000

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(12.6)	$6.6	$36.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Payments for asbestos-related claims, net of insurance proceeds	(33.7)	(66.8)	(28.4)
Depreciation	23.5	21.1	21.2
Amortization	6.4	7.7	5.4
Deferred income taxes	(12.2)	38.7	18.0
Mark-to-market adjustment for call options	16.7	—	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Receivables	(6.1)	6.1	(6.6)
Sale of receivables	—	(30.5)	2.5
Inventories	21.6	(8.1)	4.1
Accounts payable	(5.6)	7.9	(16.0)
Income taxes payable	38.8	(26.5)	(118.9)
Other current assets and liabilities	(16.9)	7.1	3.5
Other non-current assets and liabilities	(0.9)	(26.0)	(36.3)

Net cash provided by (used in) operating activities of continuing operations	19.0	(62.7)	(114.8)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.7)	(16.4)	(14.3)
Proceeds from sale of property, plant and equipment	0.9	1.7	0.5
Purchase of call options	(18.2)	—	—
Receipts (payments) in connection with acquisitions, net of cash acquired	3.7	(155.1)	—

Net cash used in investing activities of continuing operations	(32.3)	(169.8)	(13.8)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	(0.3)	(0.7)	0.7
Borrowings of long-term debt	4.7	—	—
Repayment of long-term debt	(1.8)	(2.7)	(9.2)
Distributions on convertible preferred securities of trust	(3.9)	(7.9)	(7.9)
Net transfers (to) from Goodrich	54.3	203.1	(38.1)

Net cash provided by (used in) financing activities of continuing operations	53.0	191.8	(54.5)

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	13.0	44.6	190.4

Effect of exchange rate changes on cash and cash equivalents	3.2	0.4	(0.8)

Net increase in cash and cash equivalents	55.9	4.3	6.5
Cash and cash equivalents at beginning of period	25.9	21.6	15.1

Cash and cash equivalents at end of period	$81.8	$25.9	$21.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16.4	$23.7	$28.4
Income taxes	$6.7	$3.2	$3.2

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(in millions, except share amounts)	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$81.8	$25.9
Accounts and notes receivable, less allowance for doubtful accounts of $3.8 in 2002 and $2.7 in 2001	92.8	82.2
Asbestos insurance receivable	90.0	90.8
Inventories	61.9	83.0
Prepaid expenses and other current assets	22.4	13.7

Total current assets	348.9	295.6
Property, plant and equipment	136.0	138.2
Goodwill	123.7	144.6
Other intangible assets	61.3	64.5
Asbestos insurance receivable	205.9	202.8
Prepaid pension	10.7	90.8
Other assets	68.8	61.3
Assets of discontinued operations	—	475.2

Total assets	$955.3	$1,473.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$0.4	$1.9
Accounts payable	43.0	47.1
Asbestos liability	78.9	98.4
Other accrued expenses	66.7	69.0
Income taxes	5.2	59.8

Total current liabilities	194.2	276.2
Long-term debt	170.5	313.0
Deferred income taxes	20.4	46.2
Retained liabilities of previously owned businesses	41.3	56.3
Environmental liabilities	35.0	21.8
Asbestos liability	59.9	72.5
Other liabilities	46.5	53.3
Liabilities of discontinued operations	—	207.3
Mandatorily redeemable convertible preferred securities of trust	—	150.0

Total liabilities	567.8	1,196.6

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; 20,416,302 shares issued at December 31, 2002	0.2	—
Additional paid-in capital	406.9	—
Accumulated deficit	(7.7)	—
Accumulated other comprehensive loss	(10.3)	(15.6)
Common stock held in treasury, at cost - 245,018 shares at December 31, 2002	(1.6)	—
Net investment by Goodrich	—	292.0

Total shareholders’ equity	387.5	276.4

Total liabilities and shareholders’ equity	$955.3	$1,473.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000

					Accumulated
	Common Stock		Additional		Other		Net	Total
			Paid-In	Accumulated	Comprehensive	Treasury	Investment	Shareholders’
(dollars and shares in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	by Goodrich	Equity

Balance, December 31, 1999	—	$—	$—	$—	$(11.5)	$—	$(74.6)	$(86.1)
Net income	—	—	—	—	—	—	100.9	100.9
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(3.9)	—	—	(3.9)
Minimum pension liability adjustment, net of
taxes of $0.2	—	—	—	—	0.4	—	—	0.4

Total comprehensive income								97.4
Net transfers to Goodrich	—	—	—	—	—	—	(38.1)	(38.1)

Balance, December 31, 2000	—	—	—	—	(15.0)	—	(11.8)	(26.8)
Net income	—	—	—	—	—	—	100.7	100.7
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(0.5)	—	—	(0.5)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(0.1)	—	—	(0.1)

Total comprehensive income								100.1
Net transfers from Goodrich	—	—	—	—	—	—	203.1	203.1

Balance, December 31, 2001	—	—	—	—	(15.6)	—	292.0	276.4
Net income (loss)	—	—	—	(7.7)	—	—	4.7	(3.0)
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	7.7	—	—	7.7
Minimum pension liability adjustment, net of taxes of $3.7	—	—	—	—	(6.1)	—	—	(6.1)
Accumulated gain on cash flow hedges, net of taxes of $0.2	—	—	—	—	0.4	—	—	0.4

Total comprehensive loss								(1.0)
Dividend of Coltec Aerospace	—	—	—	—	—	—	(279.1)	(279.1)
Assumption of certain assets and liabilities by Goodrich	—	—	—	—	3.3	—	333.6	336.9
Net transfers from Goodrich	—	—	—	—	—	—	54.3	54.3
Issuance of common stock	20.4	0.2	—	—	—	—	(0.2)	—
Reclassification of remaining net investment by Goodrich	—	—	405.3	—	—	—	(405.3)	—
Receipt of treasury shares	(0.2)	—	1.6	—	—	(1.6)	—	—

Balance, December 31, 2002	20.2	$0.2	$406.9	$(7.7)	$(10.3)	$(1.6)	$—	$387.5

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW, BASIS OF PRESENTATION AND
SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

These financial statements present Coltec’s consolidated financial condition, results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s consolidated financial condition, results of operations and cash flows after the Distribution. As noted above, Coltec transferred Coltec Aerospace to Goodrich prior to the Distribution. The transfer of Coltec Aerospace to Goodrich constituted the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec Aerospace has been accounted for as a discontinued operation and its revenues, costs and expenses, assets and liabilities and cash flows have been segregated in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no operations shown as discontinued operations other than Coltec Aerospace.

As a result of the Aerospace Dividend, Goodrich retained the net assets of Coltec Aerospace, which are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets. Coltec Aerospace retained certain other assets and liabilities, including intercompany balances between Coltec and Goodrich and other assets and liabilities relating primarily to pensions, postretirement benefits other than pensions and income taxes.

Prior to the Distribution, Coltec had certain outstanding debts, the most significant of which were the 5 1/4% Convertible Preferred Securities — Term Income Deferred Equity Securities (the “TIDES”) and Coltec’s 7 1/2% Senior Notes due 2008 (the “Coltec Senior Notes”). The TIDES continue to be obligations of Coltec after the Distribution. However, because the TIDES are convertible into the common stock of another registrant (i.e. Goodrich), the TIDES are no longer deemed to be a convertible preferred security and are classified as long-term debt. In April 2002, Goodrich made an offer to exchange the Coltec Senior Notes for debt securities of Goodrich having similar terms. Goodrich exchanged new Goodrich securities for $296.9 million of the $300.0 million outstanding Coltec Senior Notes, which were tendered at the time of the exchange. On May 21, 2002, Coltec purchased all of these notes from Goodrich, including accrued interest thereon, in exchange for a $201.9 million debenture and $97.2 million in cash. As a result of the transaction, all Coltec Senior Notes purchased by Coltec were cancelled. The cash portion of the purchase price was financed through an intercompany loan from Goodrich that was assumed by Coltec Aerospace. The debenture was contributed by Goodrich to EnPro and will remain an outstanding obligation of Coltec to EnPro, which, for accounting purposes, is eliminated upon consolidation in EnPro’s financial statements. The $3.1 million of Coltec Senior Notes that were outstanding following the exchange offer remain obligations of Coltec.

Management believes that the assumptions underlying the Consolidated Financial Statements are reasonable. However, the financial information in these financial statements does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s consolidated financial condition, results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution.

Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements reflect the accounts of the Company and its majority-owned subsidiaries. All significant transactions among the Company’s operations have been eliminated.

REVENUE RECOGNITION — Revenue is recognized at the time products are shipped or services are rendered.

ASBESTOS — An accrual is recorded for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. An asset is recorded for the amount that is expected to be recovered from insurance.

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

USE OF ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS — Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

INVENTORIES — Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method are valued using first-in, first-out (“FIFO”), and are recorded at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT — Property, plant and equipment are recorded at cost. Major renewals and betterments are capitalized; whereas, maintenance and repairs are expensed as incurred. The cost of property sold or otherwise disposed and related accumulated depreciation are removed from the accounts at the time of disposal, and any resulting gain or loss is included in income. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 15 years.

GOODWILL AND OTHER INTANGIBLE ASSETS — Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and, prior to 2002, was amortized using the straight-line method, in most cases over 20 to 40 years. Subsequent to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002, goodwill is no longer amortized, but instead is subject to annual impairment testing conducted at the same time each year. The annual impairment test will be conducted as of October 1, although interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Other intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 5 to 25 years. Other intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount.

INCOME TAXES — The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheets are used to calculate future income tax assets or liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION — The Company accounts for stock options using the intrinsic value method. Required pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.2%
Dividend yield	0.0%
Volatility factor	65.0%
Weighted-average expected life of the options	7.0 years

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The fair value of stock options granted during 2002 was $3.66 per share.

For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

(in millions, except per share amounts)	2002

Net loss:
As reported	$(3.0)
Stock-based employee compensation cost, net of tax of $0.8	(1.3)

Pro forma	$(4.3)

Basic and diluted earnings per share:
As reported	$(0.15)
Pro forma	$(0.21)

The effects of this pro forma disclosure are not likely to be representative of effects on reported net income for future years.

FAIR VALUE — Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, the current asbestos insurance receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term investments is based on quoted market prices.

RESEARCH AND DEVELOPMENT EXPENSE — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2002, 2001 and 2000 were $12.9 million, $12.7 million and $12.3 million, respectively.

DERIVATIVE INSTRUMENTS — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Coltec purchased call options in 2002 to mitigate its financial exposure created by the conversion feature of the TIDES. The call options are derivative instruments and are carried at fair value with changes reflected in income. The Company also has entered into a limited number of foreign currency forward exchange contracts to hedge forecasted transactions denominated in foreign currencies. These forward exchange contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the forward exchange contracts is reported in other comprehensive loss and the ineffective portion is reported in income. Amounts in accumulated other comprehensive loss are reclassified into income in the period that the hedged transactions affect earnings.

FOREIGN CURRENCY TRANSLATION — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement items are translated using weighted-average exchange rates. The translation adjustment is included as a component of shareholders’ equity; whereas, gains and losses on foreign currency transactions are included in income. Income taxes have not been provided on foreign currency translation adjustments because the net assets invested in the Company’s foreign operations are considered to be permanently invested. Foreign currency transaction gains (losses) totaled $(0.4), $0.2 and $0.2 for 2002, 2001 and 2000, respectively.

EARNINGS PER SHARE — Basic and diluted earnings per share in 2002 were computed based on the net loss divided by the average common shares outstanding (20.2 million shares). Because EnPro’s results were consolidated into the results of Goodrich in 2001 and 2000, per share numbers do not apply to those periods. As of December 31, 2002, there are no dilutive common stock equivalents that would cause diluted earnings per share to differ from basic earnings per share.

RECLASSIFICATIONS — Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

During 2002, the Company received $4.8 million in satisfaction of final post-closing settlements and paid $1.1 million under earn-out provisions of previously consummated acquisitions. Both transactions were recorded as adjustments to the goodwill associated with these acquisitions.

In September 2001, the Company acquired the Glacier metal polymer bearings business (“Glacier”). The results of Glacier’s operations have been included in the Consolidated Financial Statements of the Company since that date. The business manufactures and distributes industrial metal polymer bearings and was integrated with the Company’s Garlock Bearings business, which is included in the engineered products segment. The integrated business is referred to as Glacier Garlock Bearings. The acquisition extends the Company’s reach geographically and results in a global position in the metal polymer bearings market; broadens its current product offerings; is expected to result in economies of scale relating to raw material purchases; and, includes the use of the Glacier brand name trademarks and intellectual property. The acquisition was recorded using the purchase method of accounting.

The following pro forma information assumes that the acquisition occurred as of January 1, 2001.

Year Ended December 31, 2001

(in millions)	Historical	Glacier	Pro Forma

Sales	$629.7	$68.7	$698.4
Operating income	$48.5	$6.2	$54.7
Income from discontinued operations	$94.1	$—	$94.1
Net income	$100.7	$3.9	$104.6

The cost for Glacier and a small product line acquisition in 2001 was $155.1 million and resulted in an increase in working capital of $8.0 million, an increase in property, plant and equipment of $22.3 million, an increase in goodwill and other intangible assets of $125.1 million and an increase in other liabilities of $0.3 million.

3. OTHER EXPENSES

During the year ended December 31, 2002, the Company recorded other expenses totaling $40.6 million before tax. These charges consisted principally of the following components.

In connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental liabilities by $12.0 million to reflect an increase in the estimated costs to remediate these sites.

Based on new information obtained during the year, the Company revised the estimated costs associated with an adverse court ruling during 2002 related to severance owed as a result of the closing of a plant in 1982. The Company increased its retained liabilities of previously owned businesses for this case by $11.0 million. In December 2002, $14.4 million was paid in connection with this liability.

In March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the TIDES into Goodrich common stock would exceed the liquidation value of the TIDES. The call options are a derivative instrument and are carried at fair value on the Company’s Consolidated Balance Sheets. Changes in fair value are reflected in income. The fair value of the call options declined by $16.7 million during the year.

4. RESTRUCTURING COSTS

During 2002, the Company relocated or consolidated several of its manufacturing facilities and transitioned the manufacturing of several product lines to different sites. Workforce reductions announced in 2002 totaled approximately 240, primarily production, positions of which 182 were terminated by December 31, 2002.

The Company incurred $3.9 million of restructuring costs related to these initiatives in the year ended December 31, 2002. The restructuring costs included $2.9 million for facility consolidations and equipment relocations and $1.0 million for termination benefits. Restructuring reserves at December 31, 2002, as well as activity during the year ended December 31, 2002, consisted of:

	Balance			Balance
	December 31,			December 31,
(in millions)	2001	Provision	Payments	2002

Personnel related costs	$2.1	$1.0	$(2.2)	$0.9
Facility consolidation costs	1.1	2.9	(3.9)	0.1

	$3.2	$3.9	$(6.1)	$1.0

During 2001, the Company incurred $4.7 million of restructuring costs, which included $2.4 million of personnel-related costs associated with workforce reductions at several operating units and $2.3 million related to facility closures and asset write-downs. Inventory accounted for $0.9 million of the asset write-down amounts. This amount is reflected in cost of sales in the accompanying Consolidated Statements of Operations. Restructuring reserves were reduced by $2.9 million during 2001, of which $1.1 million represented cash payments. The remaining $1.8 million of reserve reductions represented asset impairment charges or reserves which were transferred to, and subsequently administered by, Goodrich.

Workforce reductions announced in 2001 totaled approximately 170 positions, divided nearly equally between administrative and production personnel. Approximately 90 of these employees were terminated by December 31, 2001, and the balance were terminated by December 31, 2002.

Restructuring reserves at December 31, 2001, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
(in millions)	2000	Provision	Activity	2001

Personnel related costs	$1.3	$2.4	$(1.6)	$2.1
Asset write-down and facility consolidation costs	0.1	2.3	(1.3)	1.1

	$1.4	$4.7	$(2.9)	$3.2

During 2000, the Company incurred $1.4 million of restructuring costs, which included $1.3 million of personnel-related costs associated with workforce reductions and $0.1 million related to an asset write-down. The restructuring reserves were reduced by $7.5 million during 2000, of which $4.0 million represented cash payments. The remaining $3.5 million of reserve reductions represented the remaining reserves associated with the purchase of Coltec by Goodrich which were transferred to, and subsequently administered by, Goodrich. Restructuring reserves at December 31, 2000, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
(in millions)	1999	Provision	Activity	2000

Personnel related costs	$5.3	$1.3	$(5.3)	$1.3
Transaction costs	1.5	—	(1.5)	—
Asset write-down and facility consolidation costs	0.7	0.1	(0.7)	0.1

	$7.5	$1.4	$(7.5)	$1.4

5. INCOME TAXES

Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

Years Ended December 31,	2002	2001	2000

(in millions)
Domestic	$(29.6)	$6.7	$62.1
Foreign	12.8	16.5	9.2

Total	$(16.8)	$23.2	$71.3

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statements of Operations is as follows:

Years Ended December 31,	2002	2001	2000

(in millions)
Current:
Federal	$0.7	$32.1	$(3.7)
Foreign	(5.4)	(4.7)	(4.8)
State	—	2.6	(0.2)

	(4.7)	30.0	(8.7)

Deferred:
Federal	10.6	(36.1)	(16.8)
Foreign	0.8	—	—
State	0.8	(2.6)	(1.2)

	12.2	(38.7)	(18.0)

Total	$7.5	$(8.7)	$(26.7)

Significant components of deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

(in millions)	2002	2001

Deferred income tax assets:
Accrual for post-retirement benefits other than pensions	$2.1	$4.6
Environmental reserves	18.0	12.6
Retained liabilities of previously owned businesses	16.0	21.5
Call options	6.5	—
Pensions	5.9	—
Other	22.7	15.0

Total deferred income tax assets	71.2	53.7

Deferred income tax liabilities:
Inventories	(6.4)	(4.4)
Tax depreciation in excess of book	(16.5)	(17.6)
Pensions	—	(19.9)
Payments in excess of insurance recoveries	(51.6)	(38.6)
Other	(1.8)	(14.2)

Total deferred income tax liabilities	(76.3)	(94.7)

Net deferred income taxes	$(5.1)	$(41.0)

Deferred tax assets and liabilities approximately match each other in terms of timing and amounts and should be realizable in the future, given the Company’s operating history. Management’s analysis indicates that the turnaround periods for certain of these assets are for long periods of time or are indefinite. In addition, management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully recognize any remaining deferred tax assets.

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

		Percent of
		Pre-tax Income
Years Ended December 31,	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	—	(2.1)	(0.1)
State and local taxes	4.8	—	1.2
Tax exempt income from foreign sales corporation	—	(3.3)	(1.3)
Trust distributions	6.9	(11.6)	(3.8)
Repatriation of non-U.S. earnings	—	1.7	1.5
Differences in rates on consolidated foreign subsidiaries	(1.0)	(4.6)	2.2
Capital loss transaction	—	20.9	2.4
Other items	(0.8)	1.5	0.4

Effective income tax rate	44.9%	37.5%	37.5%

The effective tax rate in 2002 was a benefit as a result of the pre-tax loss.

The Company has not provided for U.S. federal and foreign withholding taxes on $31.7 million of foreign subsidiaries’ undistributed earnings as of December 31, 2002, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $2.5 million.

6. INVENTORIES

Inventories consisted of the following:

As of December 31,	2002	2001

(in millions)
Finished products	$63.8	$81.2
Work in process	41.0	43.4
Raw materials and supplies	11.5	17.3

	116.3	141.9
Reserve to reduce certain inventories to LIFO basis	(14.1)	(13.8)
Progress payments	(40.3)	(45.1)

Total	$61.9	$83.0

Approximately 76% and 79% of inventories were valued by the LIFO method in 2002 and 2001, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

As of December 31,	2002	2001

(in millions)
Land	$3.8	$3.8
Buildings and improvements	84.9	82.4
Machinery and equipment	285.0	272.3
Construction in progress	9.3	8.4

	383.0	366.9
Less allowances for depreciation	(247.0)	(228.7)

Total	$136.0	$138.2

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the provisions of SFAS 142 applicable to business combinations completed after June 30, 2001 were adopted. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under these provisions, goodwill and other intangible assets deemed to have indefinite lives are no longer subject to amortization. Other intangible assets with definite lives are amortized over their estimated useful lives. Goodwill and other indefinite lived intangible assets are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company has approximately $14 million of trademarks in other intangible assets with indefinite lives as of December 31, 2002 and 2001.

The Company completed its initial assessment of goodwill using the two-step approach described in SFAS 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the discounted present value of estimated future cash flows. Since the carrying value of the assets of certain reporting units in the sealing products segment exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS 142, and the carrying value of the goodwill. Goodwill related to the sealing products segment was determined to be impaired and, as required by SFAS 142, was reduced by $23.4 million ($14.6 million, net of tax) to its implied fair value. The reduction was recorded as a cumulative effect of a change in accounting principle. As required by SFAS 142, the first quarter ending March 31, 2002 has been restated to reflect the cumulative effect of the adoption of this accounting principle. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. The Company also completed its first required annual impairment test of goodwill as of October 1, 2002. The results of this assessment do not indicate any further impairment of the goodwill.

Income from continuing operations for the years ended December 31, 2001 and 2000, adjusted to exclude amounts no longer being amortized, is as follows. Because the Company’s results were consolidated with the results of Goodrich in 2001 and 2000, per share amounts do not apply to either period.

Years Ended December 31,	2001	2000

(in millions)
Reported net income	$100.7	$100.9
Adjustments:
Goodwill amortization	3.9	3.8
Income taxes on goodwill amortization	(1.5)	(1.4)

Adjusted net income	$103.1	$103.3

The changes in the net carrying value of goodwill by reportable segments for the years ended December 31, 2002 and 2001 are as follows:

	Sealing	Engineered
(in millions)	Products	Products	Total

Goodwill, net as of December 31, 2000	$62.1	$16.3	$78.4
Acquisitions	—	65.4	65.4
Amortization	(3.1)	(0.8)	(3.9)
Post acquisition adjustments	—	4.8	4.8
Currency translation adjustment	(0.1)	—	(0.1)

Goodwill, net as of December 31, 2001	58.9	85.7	144.6
Impairment losses recognized	(23.4)	—	(23.4)
Post acquisition adjustments	—	0.9	0.9
Currency translation adjustment	1.6	—	1.6

Goodwill, net as of December 31, 2002	$37.1	$86.6	$123.7

The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Customer relationships	$26.7	$3.4	$27.2	$0.6
Existing technology	15.8	0.6	15.8	0.2
Trademarks	22.7	1.6	21.3	1.2
Other	3.7	2.0	3.7	1.5

	$68.9	$7.6	$68.0	$3.5

Amortization expense for the years ended December 31, 2002 and 2001 was $4.1 million and $2.5 million, respectively. Amortization expense for these intangible assets for 2003 through 2007 is estimated to be approximately $4 million per year.

9. LONG-TERM DEBT

The Company’s long-term debt at December 31, 2002 and 2001 is summarized as follows:

(in millions)	2002	2001

TIDES	$150.0	$—
Coltec Senior Notes	3.1	300.0
Promissory note	4.7	—
Industrial revenue bonds	12.1	12.1
Other notes payable, interest rates from 3.0% to 8.6%	1.0	2.5

	170.9	314.6
Less current maturities of long-term debt	0.4	1.6

	$170.5	$313.0

The Company’s primary operating subsidiaries executed a credit agreement dated May 16, 2002 for a senior secured revolving credit facility with a group of banks. This agreement gives the Company the ability to borrow up to $60 million through May 2006. Borrowings are available at LIBOR plus a margin of 2.75%. The Company paid a $3.1 million commitment fee in 2002, which is being amortized over the life of the agreement. The Company pays an annual unused line fee ranging from 0.5% to 1.0% depending on the amount of utilization. The Company also pays an annual collateral management fee of 0.0125%.

Borrowings under the credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of foreign subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on the ability to pay dividends, to repurchase shares, to incur additional debt, and to acquire new businesses. There have been no borrowings under this credit facility in 2002.

Coltec has outstanding $150 million of 5 1/4% TIDES due April 15, 2028. The TIDES are convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock, subject to adjustment. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock in the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Failure to honor conversion rights would be a default under those agreements. Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $150 million aggregate liquidation value of the TIDES. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value.

The 7 1/2% Coltec Senior Notes are payable in full in 2008. The industrial revenue bonds are payable in full in 2009 and bear interest rates of 6.4% to 6.55%. The Company executed a variable rate promissory note dated December 11, 2002 in the original principal amount of $4.7 million. The promissory note is collateralized by life insurance policies. The promissory note bears interest at LIBOR plus a margin of 1.75%, or 3.76% as of December 31, 2002, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies.

Future principal payments on long-term debt are as follows:

(in millions)
2003	$0.4
2004	0.4
2005	0.2
2006	—
2007	—
Thereafter	169.9

$170.9

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s accounting policies with respect to financial instruments are described in Note 1. The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2002 and 2001, except for the following instruments:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in millions)
Long-term debt	$170.9	$110.2	$314.6	$330.0
TIDES	(included in long-term debt)		$150.0	$106.7

The fair values for long-term debt and the TIDES are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

11. PENSIONS AND POST-RETIREMENT BENEFITS

The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees. Salaried employees’ benefit payments are generally determined using a formula that is based on an employees’ compensation and length of service. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under provisions of these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Expenses recorded in 2002, 2001 and 2000 for matching contributions under these plans were approximately $4 million per year. The Company provides, through non-qualified plans, supplemental pension benefits to a limited number of employees.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts sufficient to satisfy regulatory funding standards. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $102.8 million, $91.4 million and $70.6 million at December 31, 2002, and $2.0 million, $1.7 million and zero at December 31, 2001, respectively. The accumulated benefit obligation for the U.S. defined benefit pension plans was $86.2 million at December 31, 2002. Prior to the Distribution, assets for these plans consisted principally of corporate and government obligations and commingled funds invested in equities, debt and real estate. The plan assets were invested in a Goodrich master trust. Shortly before the Distribution, the plan assets were moved to the EnPro Industries, Inc. Master Trust. Since then, the plan assets have been invested principally in commingled funds of equity and debt securities.

Certain of the Company’s subsidiaries also sponsor unfunded defined benefit post-retirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

The following table sets forth the change in projected benefit obligation, change in plan assets and the funded status of the Company’s defined benefit pension and other post-retirement plans as of and for the year ended December 31, 2002.

	Pension Benefits		Other Benefits

	U.S.	Foreign	U.S.	Foreign
(in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$93.6	$7.4	$7.0	$—
Service cost	4.7	0.4	0.4	—
Interest cost	6.0	0.7	0.5	—
Actuarial loss	5.9	3.4	0.5	—
Amount to be transferred to Goodrich	(12.2)	—	(0.1)	—
Benefits paid	(1.6)	(0.5)	(0.7)	—
Other, primarily addition of plan	0.3	0.3	0.4	0.9

Benefit obligation at end of year	96.7	11.7	8.0	0.9

Change in Plan Assets
Fair value of plan assets at beginning of year	93.7	7.2
Actual return on plan assets	(10.4)	(0.4)
Company contributions	—	0.2
Amount to be transferred to Goodrich	(11.4)	—
Benefits paid	(1.6)	(0.7)

Fair value of plan assets at end of year	70.3	6.3

Funded Status
Funded status	(26.4)	(5.4)	(8.0)	(0.9)
Unrecognized actuarial loss	19.7	2.0	2.8	—
Unrecognized prior service cost	15.7	—	(0.8)	0.9
Unrecognized net transition obligation	—	(0.3)	—	—

Prepaid (accrued) benefit cost	$9.0	$(3.7)	$(6.0)	$—

	Pension Benefits		Other Benefits

	U.S.	Foreign	U.S.	Foreign
(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$9.0	$1.7	$—	$—
Accrued benefit cost	—	(6.0)	(6.0)	—
Additional liability	(24.9)	—	—	—
Intangible asset	15.7	—	—	—
Accumulated other comprehensive income	9.2	0.6	—	—

Net amount recognized	$9.0	$(3.7)	$(6.0)	$—

Components of Net Periodic Benefit Cost
Service cost	$4.7	$0.4	$0.4	$—
Interest cost	6.0	0.7	0.5	—
Expected return on assets	(7.4)	(0.6)	—	—
Amortization of prior service cost	2.8	—	(0.3)	—
Recognized net actuarial loss	—	0.3	0.2	—

Net periodic benefit cost	$6.1	$0.8	$0.8	$—

Weighted-Average Assumptions
Discount rate	7.00%	6.27%	7.00%	5.25%
Expected return on plan assets	9.25%	8.51%	—	—
Rate of compensation increase	4.00%	3.49%	4.00%	4.00%

The expected return on plan assets for determining 2003 net periodic benefit cost for the U.S. defined benefit pension plans was lowered to 8.5%.

     A portion of the benefit obligation and the plan assets will be transferred to Goodrich. This amount represents the benefit obligation and related plan assets attributable to employees that retired prior to the Distribution that will be paid by the Goodrich retirement plans. The amounts to be transferred to Goodrich in the tables above are estimates. The transfers are expected to take place in 2003.

     The Company amortizes prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.

     Assumed health-care cost trend rates have been used in the valuation of certain of the other benefits. The U.S. trend rate is 9% for 2003 and decreases by 1% per year to 5% in 2007 and thereafter. A one percentage point change in the assumed health-care cost trend rate would not have a material effect on the other benefits obligation or on the aggregate service and interest cost components.

The additional liability is included in other non-current liabilities in the Consolidated Balance Sheets.

In 2001 and 2000, prior to the Distribution, Goodrich allocated its combined pension and post-retirement benefit cost to its operating divisions. The pension service cost identifiable to a business was assigned to that business. The remainder of Goodrich’s pension expense (or income) for domestic operations was allocated based on the pension benefit obligation of each business. For international plans, the subsidiary sponsor recorded the pension expense or income as actuarially determined for that unit. Post-retirement expense was actuarially determined by business.

The following table summarizes information regarding Coltec’s pension and post-retirement benefit amounts recorded in the Consolidated Balance Sheets at December 31, 2001.

	Pension Benefits	Other Benefits

(in millions)
Prepaid benefit cost	$90.8	$–
Intangible asset	4.1	–
Accumulated other comprehensive income	5.3	–
Accrued benefit liability	(20.3)	(12.3)

Net amount recognized	$79.9	$(12.3)

The Company’s income from continuing operations included $5.6 million and $7.2 million of pension income in 2001 and 2000, respectively. The Company’s income from continuing operations included $0.5 million and $0.4 million of post-retirement benefit expense in 2001 and 2000, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

As of December 31,	2002	2001

(in millions)
Unrealized translation adjustments	$(4.6)	$(12.3)
Minimum pension liability	(6.1)	(3.3)
Accumulated net gain on cash flow hedges	0.4	–

Accumulated other comprehensive loss	$(10.3)	$(15.6)

13. STOCK OPTION PLAN

The Company has a stock option plan (the “Plan”) which provides for the awarding of or the granting of options to purchase the Company’s common stock. Generally, options granted are exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100% of fair market value (as defined) on the date of grant.

Transactions involving the Plan are summarized below:

	Shares	Option
	Available for	Shares
	Future Grant	Outstanding

Balance at December 31, 2001	–	–
Shares authorized	3,000,000	–
Granted	(1,129,800)	1,129,800

Balance at December 31, 2002	1,870,200	1,129,800

All options issued in 2002 had an exercise price of $5.51 and none are exercisable as of December 31, 2002. The remaining contractual life of the options is 9.6 years.

14. BUSINESS SEGMENT INFORMATION

The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors, heavy-duty diesel and natural gas engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. In 2002, operating responsibility for a business in the sealing products segment was transferred to the engineered products segment. Historical segment information has been reclassified to conform with this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. The Company does not include income taxes, interest expense or interest income in the determination of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

Years Ended December 31,	2002	2001	2000

(in millions)
Sales
Sealing Products	$314.0	$327.5	$363.7
Engineered Products	397.6	303.6	293.3

	711.6	631.1	657.0
Intersegment sales	(1.7)	(1.4)	(1.5)

Total sales	$709.9	$629.7	$655.5

Segment Profit
Sealing Products	$39.5	$43.0	$65.3
Engineered Products	35.8	29.5	57.1

Total segment profit	75.3	72.5	122.4
Corporate expenses	(16.1)	(10.0)	(10.4)
Asbestos related expenses	(18.0)	(9.8)	(9.3)
Interest – net	(13.7)	(25.3)	(25.8)
Other expense	(44.3)	(4.2)	(5.6)

Income (loss) before income
taxes and distributions
on TIDES	$(16.8)	$23.2	$71.3

No customer accounted for 10% or more of net sales in 2002, 2001 or 2000.

Years Ended December 31,	2002	2001	2000

(in millions)
Capital Expenditures
Sealing Products	$6.2	$6.5	$6.7
Engineered Products	10.8	9.9	7.6
Corporate	1.7	–	–

Total capital expenditures	$18.7	$16.4	$14.3

Depreciation and Amortization Expense
Sealing Products	$10.5	$14.6	$14.1
Engineered Products	18.8	13.7	10.8
Corporate	0.6	0.5	1.7

Total depreciation and amortization	$29.9	$28.8	$26.6

Geographic Areas Net Sales
United States	$453.3	$439.8	$482.5
Europe	160.7	91.4	64.4
Other Foreign	95.9	98.5	108.6

Total	$709.9	$629.7	$655.5

As of December 31,	2002	2001

(in millions)
Assets
Sealing Products	$160.6	$191.4
Engineered Products	332.5	337.5
Corporate	462.2	468.9
Assets of discontinued operations	–	475.2

Total	$955.3	$1,473.0

Long-Lived Assets
United States	$158.2	$181.8
Europe	159.2	162.2
Other Foreign	3.6	3.3

Total	$321.0	$347.3

Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.

15. DISCONTINUED OPERATIONS

Prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich by way of a dividend. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, Coltec Aerospace was accounted for as a discontinued operation through the Distribution date and its revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The following summarizes the results of discontinued operations, which consist solely of the results of Coltec Aerospace:

Years Ended December 31,	2002	2001	2000

(in millions)
Sales	$292.9	$843.3	$782.1

Pre-tax income	$36.1	$140.6	$97.2
Income tax expense	11.9	46.5	33.0

Income from discontinued operations	$24.2	$94.1	$64.2

16. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2002 and 2001, EnPro had an accrued liability of $37.2 million and $27.0 million, respectively, for probable future expenditures relating to environmental contingencies. In connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the accrued liability was increased in 2002 by $12.0 million to reflect an increase in the estimated costs to remediate these sites.

The amounts recorded in the financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information that may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations and cash flows in a given period.

Other Contingent Liability Matters

The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Maloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material claims are currently pending against the Company related to Central Maloney. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of these cases have been dismissed. Colt Firearms is seeking indemnification from Coltec for claims involving firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims in all instances on various legal grounds. The Company also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to the Company’s periods of ownership of those operations. In 2002, Coltec paid approximately $22 million to satisfy judgments relating to these obligations. At December 31, 2002, the Company also had an outstanding contingent liability for guaranteed debt and lease payments of $21.8 million related to previously divested businesses.

At December 31, 2002, the Company was contingently liable for $0.5 million of letters of credit issued in the normal course of business.

The Company provides warranties on many of its products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. The Company records a liability based upon estimates of the costs that may be incurred under its warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claim data and historical experience warrant.

Changes in the carrying amount of the product warranty liability for the year ended December 31, 2002 are as follows:

(in millions)
Balance as of December 31, 2001	$6.0
Warranties issued	5.9
Settlements made	(6.2)

Balance as of December 31, 2002	$5.7

Asbestos

HISTORY. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), have been among a number of defendants (typically 15 to 40 and often more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $816 million in settlements and judgments at a cost in fees and expenses of an additional $272 million.

CLAIMS MIX. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are only aware of approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

PRODUCT DEFENSES. The Company believes that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products since the mid-1980s have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

SETTLEMENTS. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, are currently limited to $80 million per year. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

Settlements are made without any admission of liability and are generally made on a group basis with payments made to individual claimants over a period of one to four years. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group. Garlock believes that its allocable portion of the total settlement amount for an action has typically ranged from 1% to 2% of the total amount paid by all defendants in the action.

Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony or other evidence that the claimant worked with or around Garlock asbestos-containing products is required. The claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.

When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal.

STATUS OF ANCHOR. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of December 31, 2002, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

INSURANCE COVERAGE. The insurance coverage available to Garlock is substantial. As of December 31, 2002, Garlock had available $892 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $76 million of otherwise available insurance as insolvent. The amount of insurance classified as insolvent increased by $15 million during the year ended December 31, 2002, resulting from the filing of a petition under Chapter 11 of the United States Bankruptcy Code by the parent company of one of Garlock’s insurers. In 2002, the Company wrote off receivables from this insurer totaling $6.2 million. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent insurance carrier during 2002. Of the solvent insurance, $708 million (79%) is with U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $59 million (7%) is with other solvent U.S. carriers and $126 million (14%) is with various solvent London market carriers. Of the $892 million, $151 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $124 million has been committed to claim settlements not yet paid by Garlock. Thus, at December 31, 2002, $618 million remained available for future asbestos-related payments.

Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in 2002 that were recorded as a receivable amounted to $34.4 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date no payments have been made with respect to these claims, pursuant to a settlement or otherwise. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

QUANTITATIVE CLAIMS INFORMATION. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock have progressed to a stage where the Company believes it can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock that are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company believes that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, the Company believes that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, the Company has not included any estimate of future liability for such claims in the table below.

The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset for the amount of those liabilities that it expects Garlock and Anchor to recover from insurance. A table is provided below depicting quantitatively the items discussed above.

Years Ended December 31,	2002	2001	2000

(number of cases)
New Actions Filed During the Period(1)	41,700	37,600	36,200
Open Actions at Period-End(1)	118,800	95,400	96,300
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance(2)	$295.9	$293.6	$285.7
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing(3)	$138.8	$170.9	$231.2
(dollars in millions)
Payments(4)	$146.3	$165.9	$122.0
Insurance Recoveries(4)	93.9	87.9	83.3

Net Cash Flow	$(52.4)	$(78.0)	$(38.7)

(1)Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)At December 31, 2002, included $157.1 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at December 31, 2002, is $138.8 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At December 31, 2002, $90.0 million was classified as a current asset and $205.9 million was classified as a non-current asset in the Consolidated Balance Sheets.

(3)Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2002, $78.9 million was classified as a current liability and $59.9 million was classified as a non-current liability in the Consolidated Balance Sheets.

(4)Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In 2002, 2001 and 2000, $34.4 million, $68.2 million and $29.4 million, respectively, of the net cash flow was added to the asbestos insurance receivable in the Consolidated Balance Sheets, and $18.0 million, $9.8 million and $9.3 million, respectively, was recorded as an expense in the Consolidated Statements of Operations.

Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending actions against Garlock and Anchor are not likely to have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period. The Company anticipates that asbestos-related actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Other Commitments

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2002:

(in millions)
2003	$7.5
2004	7.1
2005	6.1
2006	5.1
2007	4.4
Thereafter	11.7

Total minimum payments	$41.9

Net rent expense was $11.3 million, $8.2 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

(in millions, except per share data)	2002	2001	2002	2001	2002	2001	2002	2001

Sales	$167.3	$162.7	$191.2	$158.6	$174.2	$147.9	$177.2	$160.5
Gross profit(*)	50.5	55.9	57.8	53.7	52.1	46.2	50.8	40.6
Income (loss) before cumulative effect of a change in accounting principle	$13.2	$28.1	$(1.3)	$30.1	$(0.5)	29.2	$0.2	$13.3
Basic and diluted earnings per share(**):
Income (loss) before cumulative effect of a change in accounting principle			$(0.06)		$(0.02)		$0.01
Net income (loss)			$(0.06)		$(0.02)		$0.01

(*) Represents sales less cost of sales.

(**) Because EnPro’s results were consolidated into the results of Goodrich prior to May 31, 2002, per share amounts do not apply to periods prior to the second quarter of 2002.

In the fourth quarter of 2002, the Company began reflecting the amortization of goodwill recorded in 2001 and other intangible assets recorded in 2002 and 2001 as a component of selling, general and administrative expenses; whereas, they had previously been reflected as a component of cost of sales. All periods shown have been reclassified to conform with this new presentation.

SCHEDULE II

Valuation and Qualifying Accounts For the Years Ended December 31, 2002, 2001 and 2000

	Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge/(Credit)	Write-off of		Balance,
(in millions)	of Year	to Expense	Receivables	Other(1)	End of Year

2002	$2.7	$1.5	$(0.5)	$0.1	$3.8
2001	$1.8	$0.7	$(0.2)	$0.4	$2.7
2000	$2.3	$(0.2)	$(0.3)	$–	$1.8

(1)Consists primarily of acquisitions and the effect of changes in currency rates.