Form 10-Q
period 2003-03-31
ENPRO INDUSTRIES INC
filed 2003-05-13
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 001-31225

____________________________

ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)

North Carolina (State or other jurisdiction of incorporation)	01-0573945 (I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina (Address of principal executive offices)	28209 (Zip Code)

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐     No  ☒

As of May 7, 2003, there were 20,428,657 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I, ITEM 1.

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2003 and 2002
(In millions, except per share amounts)

	2003	2002

Sales	$184.0	$167.3
Operating costs and expenses:
Cost of sales	127.3	116.8
Selling, general and administrative expenses	41.1	34.9
Asbestos-related expenses	2.9	5.2
Restructuring costs	0.1	0.9

	171.4	157.8

Operating income	12.6	9.5
Interest expense – net	(1.9)	(6.6)
Mark-to-market adjustment for call options	(1.2)	—

Income before income taxes and distributions on convertible preferred securities of trust	9.5	2.9
Income tax expense	(3.4)	(1.1)
Distributions on convertible preferred securities of trust	—	(2.0)

Income (loss) from continuing operations	6.1	(0.2)
Income from discontinued operations, net of taxes	—	13.4

Income before cumulative effect of a change in accounting principle	6.1	13.2
Cumulative effect of a change in accounting principle, net of taxes	—	(14.6)

Net income (loss)	$6.1	$(1.4)

Basic and diluted earnings per share:
Income from continuing operations	$0.30

Net income	$0.30

Average common shares outstanding (millions)	20.2

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2003 and 2002
(In millions)

	2003	2002

OPERATING ACTIVITIES
Income (loss) from continuing operations	$6.1	$(0.2)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Mark-to-market adjustment for call options	1.2	—
Payments for asbestos-related claims, net of insurance proceeds	(9.5)	(9.5)
Depreciation and amortization	7.8	7.6
Deferred income taxes	2.3	5.0
Decrease (increase) in working capital	(11.5)	22.2
Change in other non-current assets and liabilities	2.4	(0.3)

Net cash provided by (used in) operating activities of continuing operations	(1.2)	24.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2.0)	(4.2)
Proceeds from sale of property, plant and equipment	0.5	—
Purchase of call options	—	(14.9)
Receipt (payment) in connection with acquisitions	(2.1)	4.8

Net cash used in investing activities of continuing operations	(3.6)	(14.3)

FINANCING ACTIVITIES
Repayment of debt	(0.1)	(0.3)
Distributions on convertible preferred securities of trust	—	(2.0)
Net transfers (to) from Goodrich	(0.6)	31.6

Net cash provided by (used in) financing activities of continuing operations	(0.7)	29.3

DISCONTINUED OPERATIONS
Net cash used in discontinued operations	—	(35.7)

Effect of exchange rate changes on cash and cash equivalents	0.7	(0.2)

Net increase (decrease) in cash and cash equivalents	(4.8)	3.9
Cash and cash equivalents at beginning of period	81.8	25.9

Cash and cash equivalents at end of period	$77.0	$29.8

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$77.0	$81.8
Accounts and notes receivable	107.1	92.8
Asbestos insurance receivable	86.7	90.0
Inventories	60.0	61.9
Other current assets	19.2	22.4

Total current assets	350.0	348.9
Property, plant and equipment – net	132.2	136.0
Goodwill and identifiable intangible assets – net	185.6	185.0
Asbestos insurance receivable	186.4	205.9
Other assets	71.9	79.5

Total assets	$926.1	$955.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$0.4
Accounts payable	43.0	43.0
Asbestos liability	64.5	78.9
Other accrued expenses	60.2	71.9

Total current liabilities	168.1	194.2
Long-term debt	170.4	170.5
Deferred income taxes	24.5	20.4
Retained liabilities of previously owned businesses	41.3	41.3
Environmental liabilities	34.7	35.0
Asbestos liability	41.7	59.9
Other liabilities	50.1	46.5

Total liabilities	530.8	567.8

Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; 20,416,302 shares issued	0.2	0.2
Additional paid-in capital	406.3	406.9
Accumulated deficit	(1.6)	(7.7)
Accumulated other comprehensive loss	(8.0)	(10.3)
Common stock held in treasury, at cost – 245,018 shares	(1.6)	(1.6)

Total shareholders’ equity	395.3	387.5

Total liabilities and shareholders’ equity	$926.1	$955.3

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview and Basis of Presentation

     Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors and heavy-duty diesel and natural gas engines.

     On May 31, 2002, Goodrich Corporation (“Goodrich”) completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) business to its shareholders (the “Distribution”). EnPro was incorporated in North Carolina in January 2002 in anticipation of the proposed Distribution. Prior to the Distribution, Coltec Industries Inc (“Coltec”) was a wholly owned subsidiary of Goodrich and owned the EIP business and an aerospace business (“Coltec Aerospace”). During May 2002, Coltec transferred to Goodrich, by way of a dividend, all of the assets, liabilities and operations of Coltec Aerospace.

     Upon the Distribution, Coltec became a wholly owned subsidiary of EnPro. The Distribution was effected through a tax-free distribution to Goodrich shareholders of all of the capital stock of EnPro. Each Goodrich shareholder received one share of EnPro common stock, as well as an associated EnPro preferred stock purchase right, for every five shares of Goodrich common stock owned.

     Basis of Presentation

     These financial statements present Coltec’s condensed consolidated results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated financial condition, results of operations and cash flows after the Distribution. As noted above, Coltec transferred Coltec Aerospace to Goodrich prior to the Distribution. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Accordingly, Coltec Aerospace has been accounted for as a discontinued operation and its revenues, costs and expenses, and cash flows have been segregated in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no operations shown as discontinued operations other than Coltec Aerospace.

     In April 2003, the Company paid a final post-closing cash settlement of $0.6 million to Goodrich. This amount was reflected as a liability and a corresponding reduction of additional paid-in capital in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2003.

     All significant transactions between the Company’s operations have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable. However, the financial information in the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the

quarter ended March 31, 2002, does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

2. Mark-to-Market Adjustment for Call Options

     In March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of Coltec’s 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the $150 million liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s Condensed Consolidated Balance Sheets. Changes in fair value are reflected in income. The fair value of the call options declined by $1.2 million during the quarter ended March 31, 2003, and a corresponding non-cash charge to earnings was recorded to reflect this decline in value.

3. Restructuring Costs

     The Company incurred $0.1 million of facility consolidation restructuring costs in the first three months of 2003. Restructuring reserves at March 31, 2003, as well as activity during the three months ended March 31, 2003, consisted of:

	Balance			Balance
	December 31,			March 31,
	2002	Provision	Payments	2003

		(in millions)

Personnel related costs	$0.9	$—	$(0.2)	$0.7
Facility consolidation costs	0.1	0.1	(0.2)	—

	$1.0	$0.1	$(0.4)	$0.7

     As of December 31, 2002, approximately 60 employees from previously announced workforce reductions had yet to be terminated. Nineteen of these employees were terminated in the three months ended March 31, 2003.

4. Comprehensive Income (Loss)

     Total comprehensive income (loss) consisted of the following:

	Quarters Ended
	March 31,

	2003	2002

	(in millions)

Net income (loss)	$6.1	$(1.4)
Unrealized translation adjustments	2.2	(1.6)
Net unrealized gains from cash flow hedges	0.1	—

Total comprehensive income (loss)	$8.4	$(3.0)

5. Earnings Per Share

     Basic and diluted earnings per share in the first quarter of 2003 were computed based on net income divided by the average common shares outstanding during the period of 20.2 million shares. Because EnPro’s results were consolidated into the results of Goodrich until May 31, 2002, per share amounts do not apply to the first quarter of 2002. As of March 31, 2003, there are no dilutive common stock equivalents that would cause diluted earnings per share to differ from basic earnings per share.

6. Stock-Based Compensation

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

     For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

(in millions, except per share amounts)	2003

Net income:
As reported	$6.1
Stock-based employee compensation cost, net of tax of $0.2	(0.4)

Pro forma	$5.7

Basic and diluted earnings per share:
As reported	$0.30

Pro forma	$0.28

7. Inventories

     Inventories consisted of the following:

	As of	As of
	March 31,	December 31,
	2003	2002

	(in millions)

Finished products	$63.6	$63.8
Work in process	39.3	41.0
Raw materials and supplies	11.8	11.5

	114.7	116.3
Reserve to reduce certain inventories to LIFO basis	(14.1)	(14.1)
Progress payments and advances	(40.6)	(40.3)

Total	$60.0	$61.9

8. Goodwill and Other Intangible Assets

     During 2002, the Company completed its initial assessment of goodwill using the two-step approach described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the discounted present value of estimated future cash flows. Since the carrying value of the assets of certain reporting units in the sealing products segment exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS 142, and the carrying value of the goodwill. Goodwill related to the sealing products segment was determined to be impaired and, as required by SFAS 142, was reduced by $23.4 million ($14.6 million, net of tax) to its implied fair value. The reduction was recorded as a cumulative effect of a change in accounting principle. As required by SFAS 142, the quarter ending March 31, 2002, has been restated to reflect the cumulative effect of the adoption of this accounting principle. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which had not resulted in an indication of impairment.

     The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2003, are as follows:

	Sealing	Engineered
	Products	Products	Total

	(in millions)

Goodwill, net, as of December 31, 2002	$37.1	$86.6	$123.7
Acquisition	0.6	—	0.6

Goodwill, net, as of March 31, 2003	$37.7	$86.6	$124.3

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)

Customer relationships	$26.8	$4.1	$26.7	$3.4
Existing technology	16.4	0.7	15.8	0.6
Trademarks	22.7	1.7	22.7	1.6
Other	4.0	2.1	3.7	2.0

	$69.9	$8.6	$68.9	$7.6

     The Company has approximately $14 million of trademarks with indefinite lives as of March 31, 2003, and December 31, 2002.

     Amortization expense for the three months ended March 31, 2003, was $1.0 million. Amortization expense for these intangible assets for 2003 through 2007 is estimated to be approximately $4 million per year.

9. Business Segment Information

     The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors and components, heavy-duty diesel and natural gas engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. In the third quarter of 2002, operating responsibility for a business in the sealing products segment was transferred to the engineered products segment. Historical segment information has been reclassified to conform with this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. The Company does not include income taxes or interest expense – net in the determination of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended
	March 31,

	2003	2002

	(in millions)

Sales
Sealing Products	$82.1	$76.9
Engineered Products	102.3	90.9

	184.4	167.8
Intersegment sales	(0.4)	(0.5)

Total sales	$184.0	$167.3

Segment Profit
Sealing Products	$10.8	$8.4
Engineered Products	11.1	9.0

Total segment profit	21.9	17.4

Corporate expenses	(5.4)	(2.2)
Asbestos-related expenses	(2.9)	(5.2)
Interest – net	(1.9)	(6.6)
Mark-to-market adjustment for call options	(1.2)	—
Other expense	(1.0)	(0.5)

Income before income taxes and distributions on TIDES	$9.5	$2.9

10. Discontinued Operations

     Prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich by way of a dividend. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB 30. Accordingly, Coltec Aerospace has been accounted for as a discontinued operation and its revenues, costs and expenses, and cash flows have been segregated in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

     The following summarizes the results of discontinued operations for the quarter ended March 31, 2002, which consist solely of the results of Coltec Aerospace:

2002

(in millions)

Sales	$181.6

Pretax income	$22.1
Income tax expense	8.7

Income from discontinued operations	$13.4

11. Commitments and Contingencies

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

     As of March 31, 2003, and December 31, 2002, the Company had an accrued liability of $36.8 million and $37.2 million, respectively, for probable future expenditures relating to environmental contingencies. The amounts recorded in the Condensed Consolidated Financial Statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information that may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations and cash flows in a given period.

     Colt Firearms and Central Moloney

     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Central Moloney or Colt Firearms. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun related injuries.

Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for the remaining claims involving firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Condensed Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

     Crucible Materials Corporation

     The Company, through its Coltec subsidiary, owns 43% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and the Company has exercised no influence over the ongoing activities and business strategies of Crucible.

     Based on an evaluation of the recoverability of its investment in Crucible’s common stock, the investment is valued at zero in the Company’s Condensed Consolidated Balance Sheets. In addition, due to the lack of any oversight of Crucible’s activities, and due to the uncertainty surrounding the future recoverability of its investment in Crucible, the Company does not include its proportionate share of Crucible’s net income (loss) in its results of operations.

     A portion of the remaining 57% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan (“ESOP”). As Crucible’s employees retire, they are entitled to redeem those shares and be paid their fair value by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

     If Coltec’s percentage ownership of Crucible’s common stock were to ever exceed 50%, it may be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec could become responsible for funding the shortfall.

     The combined fair value of the assets in Crucible’s pension plans were approximately $20 million less than the accumulated benefit obligations at December 31, 2002. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

     Coltec’s ownership of Crucible’s common stock may never exceed 50% and Coltec may never become part of a “controlled group.” In addition, Crucible’s pension plans may never be terminated and Coltec may never bear any liability for any unfunded termination liability.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Condensed Consolidated Balance Sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuary report will be required in 2005 and 2015. No contributions were required as a result of the valuation in 1995. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution might not be required in 2005. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on the Company’s Condensed Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $24.3 million each at March 31, 2003. If at the Benefits Trust review dates the actuary determines that there are excess assets in the Back-Up Trust, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Condensed Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s periods of ownership of these operations.

     Debt and Capital Lease Guarantees

     As of March 31, 2003, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.3 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Condensed Consolidated Balance Sheets. In the event that Crucible and Central Moloney do not fulfill their obligations under the debt and lease agreements, the Company could be responsible for these obligations.

     Product Warranties

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

     Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2003, are as follows:

(in millions)

Balance as of December 31, 2002	$5.7
Warranties issued	1.1
Settlements made	(1.1)

Balance as of March 31, 2003	$5.7

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $851 million in settlements and judgments at a cost in fees and expenses of an additional $275 million.

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

     Product Defenses. The Company believes that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Since the beginning of 2003, Garlock’s product defenses enabled it to win defense verdicts in all three cases that it tried to verdict. Those trials were in California, Kentucky and Texas. In all three cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all three cases it tried to verdict in the first quarter of 2003.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of March 31, 2003, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of March 31, 2003, Garlock had available $870 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $73 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent carrier during the year ended December 31, 2002, and $224 thousand during the first quarter of 2003. Of the solvent insurance, $682 million (78%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $61 million (7%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $870 million, $161 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $103 million has been committed to claim settlements not yet paid by Garlock. Thus, at March 31, 2003, $606 million remained available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $9.8 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

     Quantitative Claims Information. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock have progressed to a stage where the Company believes it can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages and the estimated costs to dispose of them are included in the table below. With respect to outstanding actions against Garlock that are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company believes that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, the Company believes that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, the Company has not included any estimate of future liability for such claims in the table below.

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

	As of and for the
	Three Months Ended
	March 31,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	10,000	7,400
Open Actions at Period-End (1)	124,200	98,500
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$273.1	$337.2
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$106.2	$204.8
(dollars in millions)
Payments (4)	$39.3	$36.2
Insurance Recoveries (4)	26.6	21.3

Net Cash Flow	$(12.7)	$(14.9)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	At March 31, 2003, included $166.9 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at March 31, 2003, is $106.2 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At March 31, 2003, $86.7 million was classified as a current asset and $186.4 million was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2003, $64.5 million was classified as a current liability and $41.7 million was classified as a non-current liability in the Condensed Consolidated Balance Sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the three months ended March 31, 2003, and 2002, $9.8 million and $9.7 million, respectively, of the net cash flow was added to the asbestos insurance receivable in the Condensed Consolidated Balance Sheets, and $2.9 million and $5.2 million, respectively, was recorded as an expense in the Condensed Consolidated Statements of Operations.

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

PART I, ITEM 2.

ENPRO INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) was incorporated on January 11, 2002, as a wholly owned subsidiary of the Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products (“EIP”) segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are leaders in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as PTFE products and specialized tooling.

     We manage our business as two segments, a sealing products segment (sealing and PTFE products) and an engineered products segment (metal polymer bearings, air compressor systems and components, heavy-duty diesel and natural gas engines and specialized tooling). In 2002, we transferred operating responsibility for a business in the sealing products segment to the engineered products segment. Historical segment information has been reclassified to conform with this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. The accounting policies of the reportable segments are the same as those for EnPro.

     The following discusses Coltec Industries Inc’s (“Coltec”) condensed consolidated results of operations, cash flows and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including the adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations, cash flows and financial condition after the Distribution. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution represents the disposal of a segment under APB 30. Accordingly, Coltec’s aerospace business has been accounted for as a discontinued operation and its revenues, costs and expenses and cash flows have been segregated in the historical condensed consolidated financial statements included elsewhere herein. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec became a wholly owned subsidiary of EnPro and Coltec’s aerospace business is owned by Goodrich.

     The following discussion of the condensed consolidated results of operations does not necessarily include all of the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s condensed consolidated results of operations, cash flows and financial condition would have been had Coltec been a stand-alone entity prior to the Distribution or what our condensed consolidated results of operations, cash flows and financial condition may be in the future.

Results of Operations – First Quarter of 2003 Compared to the First Quarter of 2002

     Sales of $184.0 million in the first quarter of 2003 were 10% higher than the $167.3 million reported in the comparable quarter of 2002. Sales benefited mainly from greater OEM volume at Stemco, increased shipments of commercial engines at Fairbanks Morse Engine, higher demand at Quincy Compressor and favorable foreign exchange rates. Customer demand has improved slightly from the low levels experienced in the first quarter of 2002, which suffered from weak industrial production and capacity utilization and the uncertainty brought on by the terrorist attacks on September 11, 2001. Approximately 50% of the increase in sales is attributable to the increased strength of the euro as compared to the U.S. dollar. The average U.S. dollar-euro exchange rate increased 23% from about $0.87 per euro during the first quarter of 2002 to about $1.08 per euro in the first quarter of 2003. This change favorably impacted the revenue at the European operations of Garlock Sealing Technologies, Glacier Garlock Bearings (GGB) and France Compressor Products.

     Segment profit increased 26% from $17.4 million in the first quarter of 2002 to $21.9 million in the first quarter of 2003. The change in the foreign currency exchange rate accounted for about one-fourth of the quarter-over-quarter increase in segment profit. Segment profit benefited primarily from the higher volumes, although some of the increase was in lower margin products; cost reduction programs instituted throughout 2002; and, lower restructuring expenses. As a result of these improvements, segment margins increased from 10.4% to 11.9% in the first quarter of 2002 and 2003, respectively. Segment margins also were higher than the 10.6% reported for the year ended December 31, 2002. Income from continuing operations of $6.1 million, or $0.30 per share, in the first quarter of 2003 compares to a net loss of $0.2 million in the comparable quarter last year. After including the income from Coltec’s discontinued aerospace operations and the cumulative effect of the change in accounting for goodwill and other intangible assets, the net loss in the first quarter of 2002 amounted to $1.4 million as compared to net income in the first quarter of 2003 of $6.1 million, or $0.30 per share. Because EnPro’s results were consolidated with the results of Goodrich prior to the Distribution, earnings per share amounts do not apply to the first quarter of 2002.

     Asbestos-related expense was $2.9 million in the first quarter of 2003 compared to $5.2 million in the first quarter of 2002. The expense in 2003 was lower primarily as a result of decreased spending on legal fees and expenses associated with managing and settling asbestos claims.

     Interest expense — net decreased to $1.9 million in the first quarter of 2003 from $6.6 million in the comparable quarter last year mainly due to the reduction in the Coltec 7 1/2% senior notes. All but $3.1 million of the original principal amount of these notes were exchanged prior to the Distribution for similar Goodrich debt securities, which were retained by Goodrich.

     Results of operations in the first quarter of 2003 include a $1.2 million charge for a decline in the fair value of our call options on Goodrich common stock. We purchased the call options as protection against the risks associated with the 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) included in our long-term debt, which under certain circumstances are convertible into Goodrich common stock. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows.

     The effective tax rate declined from 37.5% in the first quarter of 2002 to 36% in the first quarter of 2003 due to the receipt of a tax refund from prior years related to a previously owned business. This receipt will favorably impact the effective tax rate throughout 2003.

Following is a discussion of operating results for each segment:

     Sealing Products - Sales of $82.1 million in the first quarter of 2003 were 7% higher than the $76.9 million reported in the same period in 2002. Without the positive effect of the U.S. dollar-euro exchange rate change, sales increased 2% during this time. Sales at Garlock Sealing Technologies were flat, excluding the favorable impact of the U.S. dollar-euro exchange rates. Stemco sales were bolstered mainly by a significant increase in OEM orders from manufacturers of heavy-duty trailers, who have suffered from slow demand for new trailers since 2001. Garlock Rubber Technologies’ sales were flat in what continue to be very competitive markets for its products. Demand for Plastomer Technologies’ PTFE products was negatively impacted by weakness in the aerospace, semiconductor manufacturing and chemicals markets.

     Segment profit increased 28% from $8.4 million in the first quarter of 2002 to $10.8 million in the same period this year. Excluding the impact of the favorable U.S. dollar-euro exchange rate, segment profit increased 23%. Garlock Sealing Technologies benefited from the exchange rate and a better sales mix. Stemco experienced increased volume, which was the main contributor to its increased profitability. Most operations also reported improvements in segment profit resulting from cost reductions, facilities reorganizations and headcount reductions. Operating margins increased from 11.0% in the first quarter of 2002 to 13.2% in the first quarter of 2003.

     Engineered Products - In the first quarter of 2003, sales were $102.3 million, a 13% increase over the $90.9 million reported in the same period last year. Excluding the favorable U.S. dollar-euro exchange rate change, sales increased 7%. Fairbanks Morse Engine shipped ten commercial engines in the first quarter of 2003, which improved their quarter-over-quarter sales, but these shipments did not contribute to segment profit. These engines were expected to ship in 2002 but were delayed at the customer’s request. Haber-Sterling and Quincy Compressor recognized modest volume increases compared to the weak demand in the prior year.

     Segment profit increased 23% from $9.0 million in the first quarter of 2002 to $11.1 million in the first quarter of 2003. Excluding the effect of the favorable U.S. dollar-euro exchange rate change, segment profit still increased by 18%. Operating margins were 10.8% and 9.8% in the first quarter of 2003 and 2002, respectively. All operations, with the exception of France Compressor Products where segment profit was flat quarter-over-quarter, contributed equally to the increase in segment profits. The modest volume increases combined with the cost reductions, facilities reorganizations and headcount reductions implemented throughout 2002 have contributed to increased segment profit.

Non-GAAP Supplemental Financial Measures
Reconciliation of GAAP Net Income (Loss) to Non-GAAP “As Adjusted” Net Income (Unaudited)

     To assist in understanding the performance of our operations, we present supplemental financial measures in a manner consistent with what we believe our results would have been had we been an independent public company, including the assets and liabilities we received from Goodrich, during the quarter ended March 31, 2002. The measures do not conform to U.S. generally accepted accounting principles, or GAAP. Earnings or losses as a result of these measures are referred to as “as adjusted.” While we believe that these measures are useful aids in understanding our results in the periods shown and we use these measures to evaluate our performance, they should be used only in conjunction with results presented in accordance with GAAP. A table reconciling the “as adjusted” results with the most comparable GAAP measurement follows.

     On May 31, 2002, Goodrich completed the tax-free Distribution of its EIP business to its shareholders. Prior to the Distribution, Coltec, which at that time was a Goodrich subsidiary, owned the EIP business and an aerospace business. During May 2002, Coltec transferred to Goodrich, by way of a dividend, all of the assets, liabilities and operations of its aerospace business. Upon the Distribution, Coltec became a wholly owned subsidiary of EnPro. The financial results prior to the Distribution include the results of Coltec’s aerospace business and certain other assets and liabilities (and the associated income and expenses) that were retained by Goodrich and not distributed as part of the Distribution.

     In addition, while a part of Goodrich, Coltec was allocated a portion of certain headquarters expenses. These expenses were not representative of the level that would have been incurred had Coltec operated as an independent public company during that period.

     During the quarter ended March 31, 2003, the Company recorded a $1.2 million decline in the fair value of call options on Goodrich common stock. In March 2002, the Company purchased these call options to provide protection against the risk that the cash required to finance conversion of its TIDES into Goodrich common stock would exceed the liquidation value of the TIDES. The call options are a derivative instrument and are carried at fair value on the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income, but do not impact cash flows.

     With respect to the amounts described above, we believe that:

1.	the magnitude of the items is such that it is important for readers of our condensed consolidated financial statements (unaudited) to be aware of these items and the effect that they had on net income (loss) during the periods presented; and,

2.	with respect to the mark-to-market adjustment on our call options on Goodrich common stock, the expense we recognized does not involve an additional cash outlay and is driven principally by changes in the Goodrich stock price at each period-end that have no bearing on our operating activities.

     Based on the factors cited above, we believe that it is helpful in understanding the ongoing operating results to provide non-GAAP supplemental financial measures showing the GAAP results adjusted to eliminate the impact of income and expenses associated with assets and liabilities retained by Goodrich that will have no bearing on our ongoing results in the future. In addition, we believe it is helpful to adjust the non-GAAP supplemental financial measures to approximate what they would have been had we operated as an independent public company during the quarter ended March 31, 2002, and if we exclude from the GAAP results those items that are not representative of our ongoing operational activities.

Non-GAAP Supplemental Financial Measures – As Adjusted

For the Quarters Ended March 31, 2003 and 2002
(Stated in Millions of Dollars, Except Per Share Amounts)

	2003	2002

GAAP net income (loss)	$6.1	$(1.4)

Eliminate items included in GAAP results (net of tax):
Mark-to-market adjustment for call options (1)	0.8	—
Income tax expense (2)	(0.2)	—
Results of discontinued operations	—	(13.4)
Cumulative effect of a change in accounting principle	—	14.6
Interest expense on debt retained by Goodrich	—	4.7

Add items not included in GAAP results (net of tax):
Corporate administrative costs (3)	—	(1.3)

Non-GAAP “as adjusted” net income	$6.7	$3.2

EPS – GAAP (4)	$0.30	N/A

EPS – Non-GAAP “as adjusted” (4)	$0.33	$0.16

(1)	Represents the net of tax charge for the $1.2 million mark-to-market adjustment for the call options on Goodrich common stock. Such adjustments occur each quarter and are caused principally by changes in the Goodrich stock price.

(2)	Represents a reduction in the annual effective tax rate for a tax refund from prior years related to a previously owned business, which was received in the first quarter of 2003 and will benefit only 2003.

(3)	Represents management’s estimate of the additional costs that would have been incurred had we operated as an independent public company prior to the Distribution.

(4)	2003 EPS is based on average shares outstanding of 20.2 million. There are no differences between basic and diluted EPS. For 2002, the EPS – non-GAAP “as adjusted” also assumes the 20.2 million shares were outstanding. The EPS – GAAP for 2002 is not applicable because per share amounts do not apply to periods prior to the spin-off.

Liquidity and Capital Resources

     Cash Flows

     Operating activities used $1.2 million of cash during the first quarter of 2003 and provided $24.8 million during the first quarter of 2002. The cash used in the first quarter of 2003 includes payments for asbestos-related claims and an $11.5 million increase in working capital as working capital typically increases in the first half of the year as a result of increased activity. Net cash outflows for asbestos-related claims settlements and expenses, net of insurance proceeds, during the first quarter of 2003 were $12.7 million. This was 15% less than the $14.9 million of net cash outflows in the first quarter of 2002. See “Contingencies – Asbestos” for additional discussion regarding asbestos-related matters. The cash provided by operating activities in 2002 is mainly due to the receipt of a tax refund associated with prior tax years.

     Investing activities used $3.6 million and $14.3 million of cash during the first quarter of 2003 and 2002, respectively. In 2003, cash was used for capital expenditures and to acquire a small product line that was added to the sealing products segment. In 2002, $14.9 million was used to purchase the call options on Goodrich common stock.

     Financing activities used cash amounting to $0.7 million in the first quarter of 2003 and provided cash of $29.3 million during the first quarter of 2002. Prior to the Distribution, our cash disbursements and cash receipts were managed in a corporate cash concentration system. We describe this activity as net transfers (to) from Goodrich in the condensed consolidated statements of cash flows.

     Capital Resources

     Our primary U.S. subsidiaries executed a credit agreement dated May 16, 2002, for a senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the senior secured revolving credit facility is $60 million. The senior secured revolving credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on our ability to pay dividends, the repurchase of shares, the incurrence of additional debt, and the acquisition of new businesses. We do not expect compliance with these restrictions and covenants to materially affect our operations. We have not borrowed against this credit facility.

     Coltec has outstanding $150 million of TIDES due April 15, 2028. The TIDES are convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock in the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Coltec may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the TIDES agreements. Failure to honor conversion rights would be a default under those agreements.

     Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $150 million aggregate liquidation value of the TIDES. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), which represents the total Goodrich shares that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. The fair value of the call options declined by $1.2 million during the first quarter of 2003, and a corresponding charge to earnings was recorded to reflect this decline in value.

     Goodrich offered to exchange new Goodrich debt securities for outstanding Coltec 7 1/2% senior notes prior to the Distribution. Goodrich acquired $296.9 million of Coltec 7 1/2% senior notes tendered pursuant to the offer. The $3.1 million of Coltec 7 1/2% senior notes that remained outstanding following completion of the exchange offer continue to be obligations of Coltec.

     Our ability to raise capital through the issuance of additional equity is constrained because it may cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we have agreed to indemnify Goodrich for any tax due if our actions cause such a tax.

Contingencies

     General

     There are pending or threatened against EnPro or its subsidiaries various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

     Environmental

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in addressing the applicability of all environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We believe that we and our subsidiaries are in material compliance with all currently applicable regulations.

     We, or one of our subsidiaries, have been notified that it is among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 17 sites at which the costs to it are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at three sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

     We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

     At March 31, 2003, we had an accrued liability of $36.8 million for probable future expenditures relating to environmental contingencies. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

     Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition or cash flows, but could be material to our results of operations in a given period.

     Colt Firearms and Central Moloney

     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to 1994. No material product liability claims are currently pending against Coltec related to Central Moloney or Colt Firearms. Colt Firearms has been named as a defendant in approximately 30 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of those cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for the remaining claims involving firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

     Crucible Materials Corporation

     We, through our Coltec subsidiary, own 43% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and we have exercised no influence over the ongoing activities and business strategies of Crucible.

     Based on an evaluation of the recoverability of our investment in Crucible’s common stock, the investment is valued at zero in our condensed consolidated balance sheets. In addition, due to the lack of any oversight of Crucible’s activities, and due to the uncertainty surrounding the future recoverability of our investment in Crucible, we do not include our proportionate share of Crucible’s net income (loss) in our results of operations.

     A portion of the remaining 57% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan (“ESOP”). As Crucible’s employees retire, they are entitled to redeem those shares and be paid their fair value by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

     If Coltec’s percentage ownership of Crucible’s common stock were to ever exceed 50%, Coltec would be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec could become responsible for funding the shortfall.

     The combined fair value of the assets in Crucible’s pension plans were approximately $20 million less than the accumulated benefit obligations at December 31, 2002. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

     Coltec’s ownership of Crucible’s common stock may never exceed 50% and Coltec may never become part of a “controlled group.” In addition, Crucible’s pension plans may never be terminated and Coltec may never bear any liability for any unfunded termination liability.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in our condensed consolidated balance sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuary report will be required in 2005 and 2015. No contributions were required as a result of the valuation in 1995. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution might not be required in 2005. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $24.3 million each at March 31, 2003. If at the Benefits Trust review dates the actuary determines that there are excess assets in the Back-Up Trust, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its ownership of these operations.

     Debt and Capital Lease Guarantees

     As of March 31, 2003, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.3 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that Crucible and Central

Moloney do not fulfill their obligations under the debt and lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $851 million in settlements and judgments at a cost in fees and expenses of an additional $275 million.

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

     Product Defenses. We believe that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Since the beginning of 2003, Garlock’s product defenses enabled it to win defense verdicts in all three cases that it tried to verdict. Those trials were in California, Kentucky and Texas. In all three cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all three cases it tried to verdict in the first quarter of 2003.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of March 31, 2003, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of March 31, 2003, Garlock had available $870 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $73 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent carrier during the year ended December 31, 2002, and $224 thousand during the first quarter of 2003. Of the solvent insurance, $682 million (78%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better,

$61 million (7%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $870 million, $161 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $103 million has been committed to claim settlements not yet paid by Garlock. Thus, at March 31, 2003, $606 million remained available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock currently is limited to $80 million per year. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $9.8 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

     Quantitative Claims Information. In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock have progressed to a stage where we believe we can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages and the estimated costs to dispose of them are included in the table below. With respect to outstanding actions against Garlock that are in preliminary procedural stages, as well as any actions that may be filed in the future, we believe that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, we believe that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, we have not included any estimate of future liability for such claims in the table below.

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

	As of and for the
	Three Months Ended
	March 31,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	10,000	7,400
Open Actions at Period-End (1)	124,200	98,500
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$273.1	$337.2
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$106.2	$204.8
(dollars in millions)
Payments (4)	$39.3	$36.2
Insurance Recoveries (4)	26.6	21.3

Net Cash Flow	$(12.7)	$(14.9)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	At March 31, 2003, included $166.9 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at March 31, 2003, is $106.2 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At March 31, 2003, we classified $86.7 million as a current asset and $186.4 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2003, we classified $64.5 million as a current liability and $41.7 million as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the three months ended March 31, 2003 and 2002, we added $9.8 million and $9.7 million, respectively, of the net cash flow to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $2.9 million and $5.2 million, respectively, as an expense in the condensed consolidated statements of operations.

     The number of new actions filed increased considerably from the first quarter of 2002; however, the number was down from the number filed in the fourth quarter of 2002. We believe that, in both of the recent quarters, the numbers were much higher than they otherwise would have been because of tort reform legislation passed last year in Mississippi and anticipated this year in Texas. Of the 10,000 new cases in the first quarter, approximately 6,000 were filed in Mississippi late in 2002, just prior to the effective date of tort reform legislation in that state. Because plaintiffs have 120 days to serve actions, we received these cases during the first quarter of 2003. Another 2,000 of the new cases in the first quarter of 2003 were filed in Texas.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline currently, yet asbestos-related claims filings continue to increase.

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

     Reform Legislation. The outlook for federal legislation to provide national asbestos litigation reform has improved during the past several months. We understand that the Senate Judiciary Committee is currently working on draft legislation that would set up a national trust fund as the exclusive means for recovery for asbestos-related disease. We are not certain as to what contributions we would be required to make to such a trust, although we anticipate that they would be substantial and that they would continue for a significant number of years. We are supportive of this legislation in concept because it could provide certainty and finality to our exposure to asbestos-related claims. While we are cautiously optimistic that proposed reform legislation will be introduced in the U.S. Congress in the near future, there is no assurance that it will be introduced or that, if introduced, such legislation will ultimately become law.

Outlook

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

     Though we do not expect significant improvement in our markets for the remainder of 2003, we do expect to continue to benefit from improved performance by our operations. The second quarter may be affected by uncertainties created by the war in Iraq, which have resulted in softening of orders in some markets. However, the second quarter typically benefits from higher seasonal activity, which increases sales and earnings when compared to the first quarter. For the full year, we continue to expect a modest increase in sales over 2002, as new products are introduced and sales efforts continue to expand. Higher volume and the benefits of the company’s Total Customer Value lean enterprise program should lead to improved operating margins and increased profitability for the year compared to 2002.

     We anticipate that cash flow in 2003 will benefit from lower net asbestos payments and improved operating income. However, we expect capital spending in 2003 to increase significantly over 2002 as we implement programs to reduce costs and improve market penetration.

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

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2002, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries which depends on such factors as the financial viability of insurance carriers, the timing of payout of claims, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

PART I, ITEM 3.

ENPRO INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

Risk Due to Convertibility of TIDES

     As described in the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” section, Coltec purchased call options that expire in March 2007 to provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. While Coltec has hedged its exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, we cannot be certain that Coltec will have the financial resources to redeem these securities or effectively hedge this exposure beyond the term of the call options.

     The call options are derivative instruments and are carried at fair value in our condensed consolidated balance sheets with changes in the fair value reflected in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. If the call options expire unexercised and the market price of Goodrich common stock at that time is less than the exercise price per share, then the cumulative net charges to earnings over the life of the call options for financial reporting purposes will be limited to the cost of the call options.

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

PART II, ITEM 1.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     A description of legal, environmental and asbestos matters is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies.”

     In addition to the matters noted above, we are from time to time subject to and are presently involved in, other litigation and legal proceedings arising out of the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on April 30, 2003. The following sets forth the voting results on each of the matters voted upon at the meeting:

     (a)  Election of Directors

	No. of Votes	No. of Votes
Nominee	"For"	"Withheld"

J.P. Bolduc	15,972,744	1,815,754
Peter C. Browning	15,994,478	1,794,020
Joe T. Ford	15,877,197	1,911,301
James H. Hance, Jr.	15,884,720	1,903,778
Gordon D. Harnett	15,881,858	1,906,640
William R. Holland	13,538,553	4,249,945
Ernest F. Schaub	15,963,581	1,824,917

There were no broker non-votes with respect to the election of directors.

     (b)  Approval of the Amended and Restated 2002 Equity Compensation Plan

No. of Votes	No. of Votes	No. of
"For"	"Against"	Abstentions

13,313,738	4,378,607	96,153

             There were no broker non-votes with respect to the approval of the Amended and Restated 2002 Equity Compensation Plan.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

     (b)  Reports on Form 8-K

A report on Form 8-K was filed on February 4, 2003, relating to the announcement of the Company’s earnings for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 13th day of May, 2003.

ENPRO INDUSTRIES, INC

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

Date: May 13, 2003	/s/ Ernest F. Schaub

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

Date: May 13, 2003	/s/ William Dries

William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Certificate of Trust of Coltec Capital Trust (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.4	Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee and the individuals named therein as Administrative Trustees (incorporated by reference to Exhibit 4.2 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.5	Form of 5-1/4% Convertible Preferred Securities (included in Exhibit 4.4 above)

4.6	Indenture dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee, relating to the 5-1/4% Convertible Junior Subordinated Deferrable Interest Debentures due 2028 (incorporated by reference to Exhibit 4.3 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.7	First Supplemental Indenture, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.8	Form of 5-1/4% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028 (included in Exhibit 4.6 above)

1

4.9	Guarantee Agreement, dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Coltec Industries Inc’s Registration Statement on Form S-3 (No. 333-52975))

4.10	Guarantee Agreement, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.11	Guarantee Agreement, dated as of May 31, 2002, between EnPro Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.12	Second Supplemental Indenture, dated as of May 31, 2002, among Coltec Industries Inc, EnPro Industries, Inc., Goodrich Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.13	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7-1/2% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.14	Form of 7-1/2% Senior Note due 2008 (included in Exhibit 4.13 above)

99*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

2