Form 10-Q
period 2003-06-30
ENPRO INDUSTRIES INC
filed 2003-08-14
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes  ☐  No  ☒

As of August 6, 2003, there were 20,453,647 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I, ITEM 1.

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2003 and 2002
(In millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales	$198.3	$191.2	$382.3	$358.5
Operating costs and expenses:
Cost of sales	137.9	133.4	265.2	250.2
Selling, general and administrative expenses	39.6	40.7	80.7	75.6
Asbestos-related expenses	2.5	1.8	5.4	7.0
Restructuring costs	0.4	1.1	0.5	2.0

	180.4	177.0	351.8	334.8

Operating income	17.9	14.2	30.5	23.7
Interest expense – net	(2.0)	(3.2)	(3.9)	(9.8)
Mark-to-market adjustment for call options	1.0	(5.1)	(0.2)	(5.1)
Other income (expenses)	0.5	(25.2)	0.5	(25.2)

Income (loss) before income taxes and distributions on convertible preferred securities of trust	17.4	(19.3)	26.9	(16.4)
Income tax (expense) benefit	(6.0)	8.5	(9.4)	7.4
Distributions on convertible preferred securities of trust	—	(1.3)	—	(3.3)

Income (loss) from continuing operations	11.4	(12.1)	17.5	(12.3)
Income from discontinued operations, net of taxes	—	10.8	—	24.2

Income (loss) before cumulative effect of a change in accounting principle	11.4	(1.3)	17.5	11.9
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(14.6)

Net income (loss)	$11.4	$(1.3)	$17.5	$(2.7)

Basic earnings per share:
Continuing operations	$0.57	$(0.60)	$0.87	$(0.61)
Discontinued operations	—	0.54	—	1.20
Cumulative effect of a change in accounting principle	—	—	—	(0.73)

Net income (loss)	$0.57	$(0.06)	$0.87	$(0.14)

Diluted earnings per share:
Continuing operations	$0.56	$(0.60)	$0.86	$(0.61)
Discontinued operations	—	0.54	—	1.20
Cumulative effect of a change in accounting principle	—	—	—	(0.73)

Net income (loss)	$0.56	$(0.06)	$0.86	$(0.14)

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2003 and 2002
(In millions)

	2003	2002

OPERATING ACTIVITIES
Income (loss) from continuing operations	$17.5	$(12.3)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Mark-to-market adjustment for call options	0.2	5.1
Non-operating (income) expenses	(0.5)	25.2
Payments for asbestos-related claims, net of insurance proceeds	(17.7)	(42.7)
Depreciation and amortization	15.6	15.3
Deferred income taxes	5.0	4.5
Increase in working capital	(14.6)	(7.9)
Change in other non-current assets and liabilities	(4.0)	(6.4)

Net cash provided by (used in) operating activities of continuing operations	1.5	(19.2)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.6)	(10.3)
Proceeds from sales of assets	1.6	—
Purchase of call options	—	(16.2)
Receipt (payment) in connection with acquisitions	(2.5)	3.7

Net cash used in investing activities of continuing operations	(7.5)	(22.8)

FINANCING ACTIVITIES
Net additions to (repayment of) debt	4.5	(0.4)
Proceeds from issuance of common stock	0.2	—
Distributions on convertible preferred securities of trust	—	(3.9)
Net transfers (to) from Goodrich	(0.6)	54.3

Net cash provided by financing activities of continuing operations	4.1	50.0

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	—	13.0

Effect of exchange rate changes on cash and cash equivalents	1.7	1.2

Net increase (decrease) in cash and cash equivalents	(0.2)	22.2
Cash and cash equivalents at beginning of period	81.8	25.9

Cash and cash equivalents at end of period	$81.6	$48.1

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$81.6	$81.8
Accounts and notes receivable	110.6	92.8
Asbestos insurance receivable	88.1	90.0
Inventories	60.3	61.9
Other current assets	22.5	22.4

Total current assets	363.1	348.9
Property, plant and equipment	132.6	136.0
Goodwill and identifiable intangible assets	185.4	185.0
Asbestos insurance receivable	184.2	205.9
Other assets	81.6	79.5

Total assets	$946.9	$955.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$0.4
Accounts payable	43.1	43.0
Asbestos liability	55.9	78.9
Other accrued expenses	60.6	71.9

Total current liabilities	160.0	194.2
Long-term debt	175.0	170.5
Deferred income taxes	27.0	20.4
Retained liabilities of previously owned businesses	42.9	41.3
Environmental liabilities	33.9	35.0
Asbestos liability	41.2	59.9
Other liabilities	52.5	46.5

Total liabilities	532.5	567.8

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,447,047 shares in 2003 and 20,416,302 shares in 2002	0.2	0.2
Additional paid-in capital	406.4	406.9
Retained earnings (accumulated deficit)	9.8	(7.7)
Accumulated other comprehensive loss	(0.4)	(10.3)
Common stock held in treasury, at cost — 245,018 shares	(1.6)	(1.6)

Total shareholders’ equity	414.4	387.5

Total liabilities and shareholders’ equity	$946.9	$955.3

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and New Accounting Pronouncements

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

          Basis of Presentation

          These financial statements present Coltec’s condensed consolidated results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations, cash flows and financial condition after the Distribution. As noted above, Coltec transferred Coltec Aerospace to Goodrich prior to the Distribution. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Accordingly, Coltec Aerospace was accounted for as a discontinued operation and its revenues, costs and expenses, and cash flows have been segregated in the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no operations shown as discontinued operations other than Coltec Aerospace.

          In April 2003, the Company paid a final post-closing cash settlement of $0.6 million to Goodrich. This amount was reflected as a reduction of additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2003.

          All significant transactions between the Company’s operations have been eliminated.

          Certain prior year amounts have been reclassified to conform to the current year presentation.

          Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable. However, the financial information in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter and six months ended June 30, 2002, does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution.

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

          New Accounting Pronouncements

          In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created or obtained after January 31, 2003. The guidelines of the interpretation will become applicable to us in our third quarter 2003 financial statements for variable interest entities acquired before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We are reviewing FIN 46 to determine its impact, if any, on future reporting periods.

          In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the Company and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and will become applicable to us in our third quarter 2003 financial statements for all other pre-existing instruments. Since the 5¼% Convertible Preferred Securities — Term Income Deferred Equity Securities (“TIDES”) are primarily convertible into Goodrich common stock, they are not within the scope of SFAS 150.

2.	Mark-to-Market Adjustment for Call Options

          In March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the TIDES into Goodrich common stock could exceed the $150 million liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. During the quarter and six months ended June 30, 2003, the Company recorded a $1.0 million increase and a $0.2 million decline, respectively, in the fair value of these call options. The fair value of the call options declined by $5.1 million during the quarter and six months ended June 30, 2002, and a corresponding non-cash charge to earnings was recorded to reflect this decline in value.

3.	Other Expenses

          During the second quarter of 2002, the Company recorded pre-tax charges of a non-operating nature totaling $25.2 million. These charges consisted of two primary components.

          First, in connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate these sites.

          Second, based on an adverse court ruling related to severance owed as a result of the closing of a plant in 1982, the Company increased the reserve for this case by approximately $11 million in the quarter ended June 30, 2002.

4.	Restructuring Costs

          The Company incurred $0.5 million of facility consolidation costs in the first six months of 2003. Restructuring reserves at June 30, 2003, as well as activity during the six months ended June 30, 2003, consisted of:

	Balance			Balance
	December 31,			June 30,
	2002	Provision	Payments	2003

	(in millions)
Personnel related costs	$0.9	$—	$(0.3)	$0.6
Facility consolidation costs	0.1	0.5	(0.6)	—

	$1.0	$0.5	$(0.9)	$0.6

          As of December 31, 2002, approximately 60 employees from previously announced workforce reductions had yet to be terminated. Fifty-four of these employees were terminated in the six months ended June 30, 2003.

5.	Comprehensive Income

          Total comprehensive income consisted of the following:

	Quarters		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in millions)
Net income (loss)	$11.4	$(1.3)	$17.5	$(2.7)
Unrealized translation adjustments	7.2	4.7	9.4	3.1
Net unrealized gains from cash flow hedges	0.4	—	0.5	—

Total comprehensive income	$19.0	$3.4	$27.4	$0.4

6.	Earnings Per Share

          The computation of basic and diluted earnings per share is as follows:

	Quarter Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$11.4	$17.5

Denominator:
Weighted-average shares – basic	20.2	20.2
Employee stock options	0.4	0.2

Weighted-average shares — diluted	20.6	20.4

Earnings per share:
Basic	$0.57	$0.87

Diluted	$0.56	$0.86

          Basic and diluted earnings per share for the quarter and six months ended June 30, 2002 were computed based on net loss divided by the average common shares outstanding during the period of 20.2 million shares. As of June 30, 2002, there were no dilutive common stock equivalents that would have caused diluted earnings per share to differ from basic earnings per share.

7.	Stock-Based Compensation

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

          For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Quarter Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(in millions, except per share amounts)
Net income:
As reported	$11.4	$17.5
Stock-based employee compensation cost, net of tax	(0.4)	(0.7)

Pro forma	$11.0	$16.8

Basic earnings per share:
As reported	$0.57	$0.87

Pro forma	$0.55	$0.83

Diluted earnings per share:
As reported	$0.56	$0.86

Pro forma	$0.54	$0.82

8.	Inventories

          Inventories consisted of the following:

	As of	As of
	June 30,	December 31,
	2003	2002

	(in millions)
Finished products	$47.4	$63.8
Work in process	42.4	41.0
Raw materials and supplies	13.5	11.5

	103.3	116.3
Reserve to reduce certain inventories to LIFO basis	(14.1)	(14.1)
Progress payments and advances	(28.9)	(40.3)

Total	$60.3	$61.9

9.	Goodwill and Other Intangible Assets

          During 2002, the Company completed its initial assessment of goodwill using the two-step approach described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the discounted present value of estimated future cash flows. Since the carrying value of the assets of certain reporting units in the sealing products segment exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS 142, and the carrying value of the goodwill. Goodwill related to the sealing products segment was determined to be impaired and, as required by SFAS 142, was reduced by $23.4 million ($14.6 million, net of tax) to its implied fair value. The reduction was recorded as a cumulative effect of a change in accounting principle. As required by SFAS 142, results for the quarter ended March 31, 2002, were restated to reflect the cumulative effect of the adoption of this accounting principle. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which had not resulted in an indication of impairment.

          The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2003, are as follows:

	Sealing	Engineered
	Products	Products	Total

	(in millions)
Goodwill, net, as of December 31, 2002	$37.1	$86.6	$123.7
Acquisition	0.6	—	0.6
Post-acquisition adjustments	—	0.9	0.9

Goodwill, net, as of June 30, 2003	$37.7	$87.5	$125.2

          The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Customer relationships	$26.8	$4.8	$26.7	$3.4
Existing technology	16.4	0.8	15.8	0.6
Trademarks	22.7	1.8	22.7	1.6
Other	4.0	2.3	3.7	2.0

	$69.9	$9.7	$68.9	$7.6

          The Company has approximately $14 million of trademarks with indefinite lives as of June 30, 2003, and December 31, 2002.

          Amortization expense for the six months ended June 30, 2003, was $2.1 million. Amortization expense for these intangible assets for 2003 through 2007 is estimated to be approximately $4 million per year.

10.	Long-Term Debt

          In April 2003, the Company executed a $4.7 million variable rate promissory note in connection with certain pre-retirement death benefits payable to the Company’s executive officers. The promissory note is collateralized by life insurance policies. The promissory note bears interest at LIBOR plus a margin of 1.75%, or 3.12% as of June 30, 2003, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies.

11.	Business Segment Information

          The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors and components, heavy-duty diesel and natural gas engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. In the third quarter of 2002, operating responsibility for a business in the sealing products segment was transferred to the engineered products segment. Historical segment information has been reclassified to conform to this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. The Company does not include income taxes or interest expense – net in the determination of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Six Months
	June 30,		Ended June 30,

	2003	2002	2003	2002

		(in millions)
Sales
Sealing Products	$86.2	$83.6	$168.3	$160.5
Engineered Products	112.5	108.1	214.8	199.0

	198.7	191.7	383.1	359.5
Intersegment sales	(0.4)	(0.5)	(0.8)	(1.0)

Total sales	$198.3	$191.2	$382.3	$358.5

Segment Profit
Sealing Products	$14.8	$10.2	$25.6	$18.6
Engineered Products	10.5	11.4	21.6	20.4

Total segment profit	25.3	21.6	47.2	39.0
Corporate expenses	(5.5)	(5.0)	(10.9)	(7.2)
Asbestos-related expenses	(2.5)	(1.8)	(5.4)	(7.0)
Interest – net	(2.0)	(3.2)	(3.9)	(9.8)
Mark-to-market adjustment for call options	1.0	(5.1)	(0.2)	(5.1)
Other income (expenses)	1.1	(25.8)	0.1	(26.3)

Income (loss) before income taxes and distributions on TIDES	$17.4	$(19.3)	$26.9	$(16.4)

12.	Discontinued Operations

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

          The following summarizes the results of discontinued operations for the quarter and six months ended June 30, 2002, which consist solely of the results of Coltec Aerospace:

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(in millions)
Sales	$111.3	$292.9

Pretax income	$14.0	$36.1
Income tax expense	3.2	11.9

Income from discontinued operations	$10.8	$24.2

13.	Commitments and Contingencies

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

          As of June 30, 2003, and December 31, 2002, the Company had an accrued liability of $35.9 million and $37.2 million, respectively, for probable future expenditures relating to environmental sites. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information that may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations and cash flows in a given period.

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

          Crucible Materials Corporation

          The Company, through its Coltec subsidiary, owns 44% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and the Company has exercised no influence over the ongoing activities and business strategies of Crucible.

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

          A portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan (“ESOP”). As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

          If Coltec’s percentage ownership of Crucible’s common stock were ever to exceed 50%, it may be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec could become responsible for funding the shortfall.

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

          In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s condensed consolidated balance sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and other actuary reports will be required in 2005 and 2015. No contributions were required as a result of the valuation in 1995. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution might not be required in 2005. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

          Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $26.1 million each at June 30, 2003. If at the Benefits Trust review dates the actuary determines that there are excess assets in the Back-Up Trust, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

          The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s periods of ownership of these operations.

          Debt and Capital Lease Guarantees

          As of June 30, 2003, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that Crucible and Central Moloney do not fulfill their obligations under the debt and lease agreements, the Company could be responsible for these obligations.

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

          Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2003, are as follows:

(In millions)
Balance as of December 31, 2002	$5.7
Warranties issued	2.1
Settlements made	(2.2)

Balance as of June 30, 2003	$5.6

          Asbestos

          History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $877 million in settlements and judgments at a cost in fees and expenses of an additional $283 million.

          Claims Mix. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are aware of only approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

          Settlements. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited to $80 million per year through the second quarter of 2003. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

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

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all three cases it tried to verdict in the first six months of 2003.

          Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of June 30, 2003, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          Insurance Coverage. The insurance coverage available to Garlock is substantial. As of June 30, 2003, Garlock had available $851 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $70 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent carrier during the year ended December 31, 2002, and $1.9 million during the first six months of 2003. Of the solvent insurance, $661 million (78%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (7%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $851 million, $169 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $94 million has been committed to claim settlements not yet paid by Garlock. Thus, at June 30, 2003, $588 million remained available for future asbestos-related settlements.

          Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $18.1 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

	As of and for the
	Six Months Ended
	June 30,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	33,900	16,200
Open Actions at Period-End (1)	139,900	102,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$272.3	$347.0
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$97.1	$181.3
(dollars in millions)
Payments (4)	$73.6	$80.4
Insurance Recoveries (4)	50.1	30.5

Net Cash Flow	$(23.5)	$(49.9)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	At June 30, 2003, included $175.2 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at June 30, 2003, is $97.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At June 30, 2003, $88.1 million was classified as a current asset and $184.2 million was classified as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2003, $55.9 million was classified as a current liability and $41.2 million was classified as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2003 and 2002, $18.1 million and $43.0 million, respectively, of the net cash flows were added to the asbestos insurance receivable in the condensed consolidated balance sheets, and $5.4 million and $7.0 million, respectively, was recorded as an expense in the condensed consolidated statements of operations.

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

          We manage our business as two segments, a sealing products segment (sealing and PTFE products) and an engineered products segment (metal polymer bearings, air compressor systems and components, heavy-duty diesel and natural gas engines and specialized tooling). In 2002, we transferred operating responsibility for a business in the sealing products segment to the engineered products segment. Historical segment information has been reclassified to conform to this internal organization change. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. The accounting policies of the reportable segments are the same as those for EnPro.

          The following discusses Coltec Industries Inc’s (“Coltec”) condensed consolidated results of operations, cash flows and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including the adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations, cash flows and financial condition after the Distribution. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution represented the disposal of a segment under APB 30. Accordingly, Coltec’s aerospace business was accounted for as a discontinued operation and its revenues, costs and expenses and cash flows have been segregated in the historical condensed consolidated financial statements. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec is a wholly owned subsidiary of EnPro and Coltec’s aerospace business is owned by Goodrich.

          The following discussion of the condensed consolidated results of operations does not necessarily include all of the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s condensed consolidated results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution or what our condensed consolidated results of operations and cash flows may be in the future.

Results of Operations – Second Quarter of 2003 Compared to the Second Quarter of 2002

          Sales of $198.3 million in the second quarter of 2003 were 4% higher than the $191.2 million reported in the comparable quarter of 2002. Sales benefited mainly from favorable foreign currency exchange rates and increased sales activity at Stemco. The average U.S. dollar-euro exchange rate during the second quarter of 2003 increased 24% from the same quarter last year. This change favorably impacted revenue principally at the European operations of Garlock Sealing Technologies, Glacier Garlock Bearings (“GGB”) and France Compressor Products. Without the benefit of the stronger foreign currency exchange rates, sales would have declined by about 1%. The decline was primarily due to flat or lower sales at all units, except Stemco, caused by lower volumes and pricing pressure. Our sales and order activity continue to be negatively impacted by weak U.S. industrial markets and historically low capacity utilization levels. Similarly weak activity in Europe was evident during the current quarter as well.

          Segment profit increased 17% from $21.6 million in the second quarter of 2002 to $25.3 million in the second quarter of 2003. Stronger foreign currency exchange rates, reduced restructuring costs and positive developments that resulted in reductions of liabilities for warranty and legal matters accounted for the quarter-over-quarter increase in segment profit. In addition, the second quarter of 2002 includes the effect of a charge for a warranty claim. These increases were partially offset by lower sales volumes, pricing pressures and a less profitable product mix. Segment margins increased from 11.3% to 12.8% in the second quarter of 2002 and 2003, respectively.

          Income from continuing operations and net income in the second quarter of 2003 was $11.4 million, or $0.56 per share. This compares to a loss from continuing operations of $12.1 million, or $0.60 per share, and a net loss of $1.3 million, or $0.06 per share, in the second quarter of 2002. Earnings per share are expressed on a diluted basis throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Besides segment profit discussed above, other significant factors that impacted income (loss) from continuing operations and net income (loss) are discussed below.

          Interest expense - net decreased to $2.0 million in the second quarter of 2003 from $3.2 million in the comparable quarter last year mainly due to the reduction in the Coltec 7½% senior notes. All but $3.1 million of the original principal amount of these notes were exchanged prior to the Distribution for similar Goodrich debt securities, which were retained by Goodrich.

          Results of operations in the second quarter of 2003 include a $1.0 million increase in the fair value of our call options on Goodrich common stock. Conversely, the second quarter of 2002 included a $5.1 million charge for a decline in the fair value of these call options. We purchased the call options as protection against the risks associated with the 5¼% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) included in our long-term debt, which are convertible into Goodrich common stock. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not impact cash flows.

          During the second quarter of 2002, we recorded pre-tax charges of a non-operating nature in other income (expenses) totaling $25.2 million, or $15.8 million after tax. These charges consisted of two primary components. First, in connection with the Distribution, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, we increased our environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate those sites. Second, based on an adverse court ruling related to severance owed as a result of the closing of a plant in 1982, we increased the reserve for this case by approximately $11 million in the second quarter of 2002.

          The effective tax rate changed from a benefit of 44.0% on the pre-tax loss in the prior year to an expense of 34.1% in the second quarter of 2003. In 2003, we received a tax refund from prior years related to a previously owned business and have made adjustments for pre-Distribution items that have favorably impacted the effective tax rate and will continue to do so throughout this year. As a result of the pre-tax loss in the second quarter of 2002, the tax benefit associated with the TIDES distributions increased the effective rate during that period.

Following is a discussion of operating results for each segment:

          Sealing Products - Sales of $86.2 million in the second quarter of 2003 were 3% higher than the $83.6 million reported in the same period in 2002. Without the positive effect of the U.S. dollar-euro exchange rate change, sales would have declined by 1%. Sales at Garlock Sealing Technologies were down 4%, after excluding the positive effects of the U.S. dollar-euro exchange rates, due to volume declines in several product lines and competitive pricing pressures. Stemco sales were bolstered by a modest increase in aftermarket order levels and a significant increase in OEM orders from manufacturers of heavy-duty vehicles as that market continues to rebound from the decline that began in late 1999. Garlock Rubber Technologies’ sales were down 5% in what continue to be very competitive markets for its products. Demand for Plastomer Technologies’ PTFE products was negatively impacted by weakness in the aerospace, semiconductor and chemicals markets.

          Segment profit increased 45% from $10.2 million in the second quarter of 2002 to $14.8 million in the same period this year. Excluding the impact of the favorable U.S. dollar-euro exchange rate, segment profit would have increased by 35%. Garlock Sealing Technologies benefited from the foreign currency exchange rates and cost reductions, which were partially offset by the volume declines and pricing pressures. In addition, this unit recorded a charge for a warranty claim in the second quarter of 2002, which reduced segment profit. Increased volume and favorable pricing were the main contributors to increased profitability at Stemco. Garlock Sealing Technologies and Plastomer Technologies also reported improvements in segment profit resulting from lower restructuring costs. Operating margins increased from 12.2% in the second quarter of 2002 to 17.1% in the second quarter of 2003.

          Engineered Products - In the second quarter of 2003, sales were $112.5 million, a 4% increase over the $108.1 million reported in the same period last year. Excluding the favorable U.S. dollar-euro exchange rate change, sales would have declined by about 1%. Sales at Fairbanks Morse Engine, Haber/Sterling and France Compressor Products were essentially flat quarter-over-quarter, excluding the positive impact of stronger foreign currency exchange rates for France Compressor Products. Sales at GGB, also excluding the positive effect of stronger foreign currency exchange rates, were down slightly mainly due to soft demand in its European markets. Weak capital equipment demand continues to dampen order levels at Quincy Compressor.

          Segment profit declined by 8% from $11.4 million in the second quarter of 2002 to $10.5 million in the second quarter of 2003. Excluding the effect of the favorable U.S. dollar-euro exchange rate change, segment profit would have declined by 14%. GGB, without considering the favorable foreign currency exchange rates, and Quincy Compressor accounted for the decline. Fairbanks Morse Engine partially offset this mainly due to continued cost reductions and positive developments in a legal matter and warranty claims that led to the reversal of the reserves for these items. Segment profit at France Compressor Products and Haber/Sterling was essentially flat. Operating margins were 9.4% and 10.6% in the second quarter of 2003 and 2002, respectively.

Results of Operations – Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

          Sales for the six months ended June 30, 2003, increased 7%, from $358.5 million in the first six months of 2002 to $382.3 million in the first six months of 2003. A loss from continuing operations of $12.3 million, or $0.61 per share, in the first half of 2002 compares to net income of $17.5 million, or $0.86 per share, in the same period of 2003. After including the income from the discontinued Coltec aerospace business and the cumulative effect of the change in accounting principle for goodwill and other intangible assets, the net loss in the six months ended June 30, 2002, amounted to $2.7 million, or $0.14 per share. The factors affecting the results of operations for the first six months of 2003 and 2002 were substantially the same as those discussed for the second quarter, with the following exceptions.

          Asbestos-related expenses were $5.4 million in the first six months of 2003 compared to $7.0 million during the comparable period in 2002. The expenses in 2003 were lower primarily as a result of decreased spending on legal fees and expenses associated with managing and settling asbestos-related claims.

          The fair value of the call options on Goodrich common stock declined by $0.2 million and $5.1 million during the six months ended June 30, 2003 and 2002, respectively.

Non –GAAP Supplemental Financial Measures

Reconciliation of GAAP Net Income (Loss) to Non-GAAP “As Adjusted” Net Income (Unaudited)

          On May 31, 2002, Goodrich completed the tax-free Distribution of its EIP business to its shareholders. Prior to the Distribution, Coltec, which at that time was a Goodrich subsidiary, owned the EIP business and an aerospace business. During May 2002, Coltec transferred to Goodrich, by way of a dividend, all of the assets, liabilities and operations of the aerospace business. Upon the Distribution, Coltec became a wholly owned subsidiary of EnPro. The financial results prior to the Distribution include the results of the aerospace business and certain other assets and liabilities (and the associated income and expenses) that were retained by Goodrich and not distributed as part of the Distribution.

          To assist in understanding the performance of our operations, we present supplemental financial measures. The measures do not conform to U.S. generally accepted accounting principles, or GAAP. Earnings or losses as a result of these measures are referred to as “as adjusted.” While we believe that these measures are useful aids in understanding our results in the periods shown and we use these measures internally to evaluate our performance, they should be used only in conjunction with results presented in accordance with GAAP. A table reconciling the “as adjusted” results with the most comparable GAAP measurement follows.

          In addition, while a part of Goodrich, Coltec was allocated a portion of certain corporate administrative expenses. These expenses were not representative of the level that would have been incurred had Coltec operated as an independent public company during that period.

          During the second quarter of 2002, we recorded pre-tax charges of a non-operating nature totaling $25.2 million, or $15.8 million after tax. These charges consisted of two primary components. First, in connection with the Distribution, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in the our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, we increased our environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate those sites. Second, based on an adverse court ruling related to severance owed as a result of the closing of a plant in 1982, we increased the reserve for this case by approximately $11 million in the quarter ended June 30, 2002.

          In March 2002, we purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the TIDES into Goodrich common stock would exceed the liquidation value of the TIDES. The call options are a derivative instrument and are carried at fair value on our balance sheets. Changes in fair value are reflected in income. During the quarter and six months ended June 30, 2003, we recorded a $1.0 million increase and a $0.2 million decline, respectively, in the fair value of these call options. During the quarter and six months ended June 30, 2002, we recorded a $5.1 million decline in the fair value of these call options.

          With respect to the amounts described above, we believe that:

1.	the magnitude of the items is such that it is important for readers of our condensed consolidated financial statements to be aware of these items and the effect that they had on net income (loss) during the periods presented; and

2.	with respect to the mark-to-market adjustment on our call options on Goodrich common stock, the expense we recognized does not involve an additional cash outlay and is driven by changes in the Goodrich stock price that have no bearing on our operating activities.

          Based on the factors cited above, we believe that it is helpful in understanding the ongoing operating results to provide non-GAAP supplemental financial measures showing the GAAP results adjusted to eliminate the impact of income and expenses associated with assets and liabilities retained by Goodrich that will have no bearing on our ongoing results in the future. In addition, we believe that the non-GAAP supplemental financial measures are more meaningful if the operating results are further adjusted to approximate what they would have been had we operated as an independent public company during all periods presented, and if we exclude from the GAAP results those items that are not representative of our ongoing operational activities. As a result, we have eliminated the items mentioned above as well as the income from discontinued operations and the cumulative effect of the change in accounting principle for goodwill and other intangible assets.

Non-GAAP Supplemental Financial Measures – As Adjusted (Unaudited)

For the Quarters and Six Months Ended June 30,
2003 and 2002 (Stated in Millions of Dollars)

	Quarters Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

GAAP net income (loss)	$11.4	$(1.3)	$17.5	$(2.7)
Eliminate items included in GAAP results (net of tax):
Mark-to-market adjustment for call options (1)	0.7	3.2	0.1	3.2
Other (income) expenses (2)	(0.3)	15.8	(0.3)	15.8
Income tax expense (3)	(0.5)	—	(0.7)	—
Results of discontinued operations	—	(10.8)	—	(24.2)
Cumulative effect of a change in accounting principle	—	—	—	14.6
Interest expense on debt retained by Goodrich (4)	—	0.6	—	5.4
Add items not included in GAAP results (net of tax):
Corporate administrative costs (5)	—	0.5	—	(0.8)

Non-GAAP “as adjusted” net income	$9.9	$8.0	$16.6	$11.3

EPS – GAAP (basic)	$0.57	$(0.06)	$0.87	$(0.14)

EPS – GAAP (diluted)	$0.56	$(0.06)	$0.86	$(0.14)

EPS - Non-GAAP "as adjusted" (basic)	$0.49	$0.40	$0.82	$0.56

EPS - Non-GAAP "as adjusted" (diluted)	$0.48	$0.40	$0.81	$0.56

(1)	Represents the net of tax charge (credit) for the mark-to-market adjustments for the call options on Goodrich common stock.

(2)	Represents the net of tax impact of the non-operating amounts discussed previously.

(3)	Represents a reduction in the current year effective tax rate for a tax refund from prior years related to a previously owned business and other adjustments for pre-Distribution items.

(4)	Prior to the Distribution, Goodrich offered to exchange new Goodrich debt securities for the Coltec 7½% senior notes. Goodrich acquired $296.9 million of the Coltec 7½% senior notes tendered pursuant to the offer. The $3.1 million of Coltec 7½% senior notes that remained outstanding following completion of the exchange offer continue to be obligations of Coltec. An adjustment has been made in the quarter and six months ended June 30, 2002, to eliminate the interest expense, after tax, on the Coltec 7½% senior notes acquired by Goodrich.

(5)	Represents an adjustment to reflect management’s estimate of the corporate administrative costs that would have been incurred had we operated as an independent public company prior to the Distribution.

Liquidity and Capital Resources

          Cash Flows

          Operating activities provided $1.5 million of cash during the first six months of 2003 and used $19.2 million during the first six months of 2002. The cash provided in 2003, included payments for asbestos-related claims of $17.7 million, an increase in working capital of $14.6 million, and a contribution to two U.S. pension plans totaling $4.0 million. Working capital typically increases in the first half of the year as a result of increased activity, although the working capital increase in 2002 was less mainly due to the receipt of a tax refund early in the year. Net cash outflows for asbestos-related claims settlements and expenses, net of insurance proceeds, during the first six months of 2003 were $23.5 million compared to $49.9 million in the same period last year. Net cash flows for the first six months of 2002 were higher than the comparable amount in the first six months of 2003 partly due to the late receipt in 2002 of a scheduled insurance collection of approximately $15 million that was not received until July 2002. See “Contingencies – Asbestos” for additional discussion regarding asbestos-related matters.

          Investing activities used $7.5 million and $22.8 million of cash during the first six months of 2003 and 2002, respectively. In 2003, cash was used mainly for capital expenditures and to acquire a small product line that was added to the sealing products segment. In 2002, $16.2 million was used to purchase the call options on Goodrich common stock.

          Financing activities provided cash amounting to $4.1 million in the first six months of 2003 and $50.0 million during the same period last year. Prior to the Distribution, our cash disbursements and cash receipts were managed in a corporate cash concentration system. We describe this activity as net transfers (to) from Goodrich in the condensed consolidated statements of cash flows. Refer to “- Capital Resources” for information regarding the net addition to debt in 2003.

          Capital Resources

          In April 2003, we executed a $4.7 million variable rate promissory note in connection with certain pre-retirement death benefits payable to our executive officers. The promissory note is collateralized by life insurance policies. The promissory note bears interest at LIBOR plus a margin of 1.75%, or 3.12% as of June 30, 2003, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies. This is the second of three borrowings with similar terms and conditions. The last borrowing is expected in April 2004.

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

          Goodrich offered to exchange new Goodrich debt securities for outstanding Coltec 7½% senior notes prior to the Distribution. Goodrich acquired $296.9 million of Coltec 7½% senior notes tendered pursuant to the offer. The $3.1 million of Coltec 7½% senior notes that remained outstanding following completion of the exchange offer continue to be obligations of Coltec.

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

          We, or one of our subsidiaries, have been notified that we are among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 15 sites at which the costs to it are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 13 sites and are in progress at two sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

          We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

          At June 30, 2003, our balance sheet includes an accrued liability of $35.9 million for probable future expenditures relating to environmental sites. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

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

          Crucible Materials Corporation

          We, through our Coltec subsidiary, own 44% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and we have exercised no influence over the ongoing activities and business strategies of Crucible.

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

          A portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan (“ESOP”). As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

          If Coltec’s percentage ownership of Crucible’s common stock were ever to exceed 50%, Coltec would be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec could become responsible for funding the shortfall.

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

          Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $26.1 million each at June 30, 2003. If at the Benefits Trust review dates the actuary determines that there are excess assets in the Back-Up Trust, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

          Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its ownership of these operations.

          Debt and Capital Lease Guarantees

          As of June 30, 2003, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that Crucible and Central Moloney do not fulfill their obligations under the debt and lease agreements, we could be responsible for these obligations.

          Asbestos

          History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Except for claims against Garlock and Anchor, the number of claims to date has not been significant. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $877 million in settlements and judgments at a cost in fees and expenses of an additional $283 million.

          Claims Mix. Of those claims resolved, approximately 2% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and approximately 92% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system of varying degree. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are aware of only approximately 7,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

          Settlements. Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited to $80 million per year through the second quarter of 2003. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

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

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all three cases it tried to verdict in the first six months of 2003.

          Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $9 million as of June 30, 2003, is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          Insurance Coverage. The insurance coverage available to Garlock is substantial. As of June 30, 2003, Garlock had available $851 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $70 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2 million from an insolvent carrier during the year ended December 31, 2002, and $1.9 million during the first six months of 2003. Of the solvent insurance, $661 million (78%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (7%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $851 million, $169 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $94 million has been committed to claim settlements not yet paid by Garlock. Thus, at June 30, 2003, $588 million remained available for future asbestos-related settlements.

          Arrangements with Garlock’s insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit automatically increases by 8% every three years. The next scheduled increase will impact recoveries beginning in the third quarter of 2003. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $18.1 million. Garlock is pursuing various options, such as raising the annual limit and commuting policies at discounted values, to ensure as close a match as possible between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

	As of and for the
	Six Months Ended
	June 30,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	33,900	16,200
Open Actions at Period-End (1)	139,900	102,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$272.3	$347.0
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$97.1	$181.3
(dollars in millions)
Payments (4)	$73.6	$80.4
Insurance Recoveries (4)	50.1	30.5

Net Cash Flows	$(23.5)	$(49.9)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table, the action is treated as a single action.

(2)	At June 30, 2003, included $175.2 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at June 30, 2003, is $97.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At June 30, 2003, we classified $88.1 million as a current asset and $184.2 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2003, we classified

$55.9 million as a current liability and $41.2 million as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2003 and 2002, we added $18.1 million and $43.0 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $5.4 million and $7.0 million, respectively, as an expense in the condensed consolidated statements of operations.

          The number of new actions filed increased considerably from the first six months of 2002. We believe that the numbers were much higher than they otherwise would have been because of tort reform legislation passed last year in Mississippi and West Virginia and anticipated this year in Texas.

          Net cash flows for the first six months of 2002 were higher than the comparable amount in the first six months of 2003 partly due to the late receipt in 2002 of a scheduled insurance collection of approximately $15 million that was not received until July 2002.

          Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2003 compared to 2002 and 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline currently, yet asbestos-related claims filings continue to increase.

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

          Reform Legislation. The outlook for federal legislation to provide national asbestos litigation reform has improved during the first half of 2003. We are supportive generally of legislation pending in the Senate as long as it provides the certainty and finality to our liability for asbestos-related claims that it is intended to provide. The proposed legislation would set up a national trust fund as the exclusive means for the recovery of asbestos-related claims. We are not certain as to what contributions we would be required to make to such a trust, although we anticipate that they would be substantial and that they would continue for a significant number of years. While we are cautiously optimistic that proposed reform legislation ultimately will be adopted by the U.S. Congress, there is no assurance that the proposed bill or any other asbestos legislation will ultimately become law.

New Accounting Pronouncements

          In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created or obtained after January 31, 2003. The guidelines of the interpretation will become applicable to us in our third quarter 2003 financial statements for variable interest entities acquired before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We are reviewing FIN 46 to determine its impact, if any, on future reporting periods.

          In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the Company and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and will become applicable to us in our third quarter 2003 financial statements for all other pre-existing instruments. Since the TIDES are primarily convertible into Goodrich common stock, they are not within the scope of SFAS 150.

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

          Though we do not expect significant improvement in our markets for the remainder of 2003, we do expect to continue to benefit from improved performance by our operations. For the full year, we continue to expect a modest increase in sales over 2002, as new products are introduced and sales efforts continue to expand. Higher volume and the benefits of the company’s Total Customer Value, or TCV, lean enterprise program should lead to improved operating margins and increased profitability for the year compared to 2002.

          We anticipate that cash flow in 2003 will benefit from lower net asbestos payments and improved operating income. However, we expect capital spending in 2003 to increase over 2002 as we implement programs to reduce costs and improve market penetration.

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

          We cannot guarantee that actual results or events will not differ materially from those projected, estimated or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the

Company’s annual report on Form 10-K for the year ended December 31, 2002, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payout of claims, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns; and

•	the amount of any payments required to satisfy contingent liabilities related to previously divested businesses, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

PART I, ITEM 3.

ENPRO INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

Foreign Currency Risk

          We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts.

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

PART I, ITEM 4.

ENPRO INDUSTRIES, INC.

CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A report on Form 8-K was furnished to the Securities and Exchange Commission on April 24, 2003, relating to the announcement of the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 14th day of August, 2003.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee

Richard L. Magee
Senior Vice President, General Counsel and
Secretary

By:	/s/ Donald G. Pomeroy II

Donald G. Pomeroy II
Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Certificate of Trust of Coltec Capital Trust (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.4	Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee and the individuals named therein as Administrative Trustees (incorporated by reference to Exhibit 4.2 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.5	Form of 5¼% Convertible Preferred Securities (included in Exhibit 4.4 above)

4.6	Indenture dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee, relating to the 5¼% Convertible Junior Subordinated Deferrable Interest Debentures due 2028 (incorporated by reference to Exhibit 4.3 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.7	First Supplemental Indenture, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.8	Form of 5¼% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028 (included in Exhibit 4.6 above)

1

4.9	Guarantee Agreement, dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Coltec Industries Inc’s Registration Statement on Form S-3 (No. 333-52975))

4.10	Guarantee Agreement, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.11	Guarantee Agreement, dated as of May 31, 2002, between EnPro Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.12	Second Supplemental Indenture, dated as of May 31, 2002, among Coltec Industries Inc, EnPro Industries, Inc., Goodrich Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.13	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7½% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.14	Form of 7½% Senior Note due 2008 (included in Exhibit 4.13 above)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

2