Form 10-Q
period 2003-09-30
ENPRO INDUSTRIES INC
filed 2003-11-12
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes ☐              No ☒

As of November 6, 2003, there were 20,480,429 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I, ITEM 1.

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2003 and 2002
(In millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$168.8	$174.2	$551.1	$532.7
Operating costs and expenses:
Cost of sales	113.3	122.1	378.5	372.3
Selling, general and administrative expenses	40.8	37.2	121.5	112.8
Asbestos-related expenses	2.9	1.5	8.3	8.5
Restructuring costs	0.3	1.1	0.8	3.1

	157.3	161.9	509.1	496.7

Operating income	11.5	12.3	42.0	36.0
Interest expense – net	(2.0)	(2.0)	(5.9)	(11.8)
Mark-to-market adjustment for call options	0.2	(10.7)	—	(15.8)
Other income (expenses)	1.5	(0.4)	2.0	(25.6)

Income (loss) before income taxes and distributions on convertible preferred securities of trust	11.2	(0.8)	38.1	(17.2)
Income tax (expense) benefit	(3.9)	0.3	(13.3)	7.7
Distributions on convertible preferred securities of trust	—	—	—	(3.3)

Income (loss) from continuing operations	7.3	(0.5)	24.8	(12.8)
Income from discontinued operations, net of taxes	—	—	—	24.2

Income (loss) before cumulative effect of a change in accounting principle	7.3	(0.5)	24.8	11.4
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(14.6)

Net income (loss)	$7.3	$(0.5)	$24.8	$(3.2)

Basic earnings per share:
Continuing operations	$0.36	$(0.02)	$1.23	$(0.63)
Discontinued operations	—	—	—	1.20
Cumulative effect of a change in accounting principle	—	—	—	(0.73)

Net income (loss)	$0.36	$(0.02)	$1.23	$(0.16)

Diluted earnings per share:
Continuing operations	$0.35	$(0.02)	$1.21	$(0.63)
Discontinued operations	—	—	—	1.20
Cumulative effect of a change in accounting principle	—	—	—	(0.73)

Net income (loss)	$0.35	$(0.02)	$1.21	$(0.16)

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2003 and 2002
(In millions)

	2003	2002

OPERATING ACTIVITIES
Income (loss) from continuing operations	$24.8	$(12.8)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Mark-to-market adjustment for call options	—	15.8
Non-operating (income) expenses	(2.0)	25.6
Payments for asbestos-related claims, net of insurance proceeds	(17.5)	(30.2)
Depreciation and amortization	23.0	23.0
Deferred income taxes	5.7	4.1
Decrease (increase) in working capital	(10.5)	5.4
Change in other non-current assets and liabilities	(3.1)	(9.2)

Net cash provided by operating activities of continuing operations	20.4	21.7

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.9)	(13.6)
Proceeds from sales of assets	2.3	0.8
Purchase of call options	—	(18.2)
Receipt (payment) in connection with acquisitions	(2.5)	3.7

Net cash used in investing activities of continuing operations	(11.1)	(27.3)

FINANCING ACTIVITIES
Net additions to (repayment of) debt	0.9	(1.8)
Proceeds from issuance of common stock	0.3	—
Distributions on convertible preferred securities of trust	—	(3.9)
Net transfers (to) from Goodrich	(0.6)	54.3

Net cash provided by financing activities of continuing operations	0.6	48.6

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	—	13.0

Effect of exchange rate changes on cash and cash equivalents	2.9	1.5

Net increase in cash and cash equivalents	12.8	57.5
Cash and cash equivalents at beginning of period	81.8	25.9

Cash and cash equivalents at end of period	$94.6	$83.4

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$94.6	$81.8
Accounts and notes receivable	110.8	92.8
Asbestos insurance receivable	86.2	90.0
Inventories	60.0	61.9
Other current assets	23.8	22.4

Total current assets	375.4	348.9
Property, plant and equipment	130.8	136.0
Goodwill and identifiable intangible assets	183.9	185.0
Asbestos insurance receivable	179.4	205.9
Other assets	78.0	79.5

Total assets	$947.5	$955.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$0.4
Accounts payable	42.3	43.0
Asbestos liability	54.2	78.9
Other accrued expenses	62.7	71.9

Total current liabilities	159.6	194.2
Long-term debt	169.9	170.5
Deferred income taxes	29.6	20.4
Retained liabilities of previously owned businesses	43.4	41.3
Environmental liabilities	33.7	35.0
Asbestos liability	36.8	59.9
Other liabilities	53.5	46.5

Total liabilities	526.5	567.8

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,468,147 shares in 2003 and 20,416,302 shares in 2002	0.2	0.2
Additional paid-in capital	406.6	406.9
Retained earnings (accumulated deficit)	17.1	(7.7)
Accumulated other comprehensive loss	(1.3)	(10.3)
Common stock held in treasury, at cost – 244,919 shares in 2003 and 245,018 shares in 2002	(1.6)	(1.6)

Total shareholders’ equity	421.0	387.5

Total liabilities and shareholders’ equity	$947.5	$955.3

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

          Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable. However, the financial information in the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2002, does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution.

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

          New Accounting Pronouncements

          In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The interpretation applied immediately to variable interests created or obtained after January 31, 2003. Effective October 9, 2003, the FASB deferred the effective date of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. We are using this deferral period to continue reviewing FIN 46 to determine its impact, if any, on future reporting periods related to Coltec’s relationship with Crucible Materials Corporation (“Crucible”). Coltec’s relationship with Crucible, as discussed under “Contingencies – Crucible Materials Corporation,” includes its ownership of Crucible common stock, which was valued at zero in our condensed consolidated balance sheet as of September 30, 2003, and debt guarantees amounting to approximately $8 million. As further described in “Contingencies – Crucible Materials Corporation,” Coltec also could be subject to certain liabilities with respect to Crucible’s environmental liabilities and pension obligations under certain circumstances.

2.	Mark-to-Market Adjustment for Call Options

          In March 2002, the Company purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the 5¼% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. During the quarter ended September 30, 2003, the Company recorded a $0.2 million non-cash credit to earnings to reflect an increase in the fair value of these call options. The fair value of the call options declined by $10.7 million and $15.8 million during the quarter and nine months ended September 30, 2002, respectively, and corresponding non-cash charges to earnings were recorded to reflect these declines in value.

3.	Other Income (Expenses)

          In the quarter ended September 30, 2003, the Company purchased, for approximately $3.5 million, 100,000 TIDES with a carrying value of $5 million resulting in a pre-tax gain of $1.5 million.

          During the nine months ended September 30, 2002, the Company recorded pre-tax charges of a non-operating nature totaling $25.6 million. These charges consisted of two primary components. First, in connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate those sites. Second, based on an adverse court ruling related to severance owed as a result of the closing of a plant in 1982, the Company increased the reserve for this case by approximately $11 million.

4.	Restructuring Costs

          The Company incurred $0.8 million of restructuring costs in the first nine months of 2003. Restructuring reserves at September 30, 2003, as well as activity during the nine months ended September 30, 2003, consisted of:

	Balance			Balance
	December 31,			September 30,
	2002	Provision	Payments	2003

	(in millions)
Personnel related costs	$0.9	$0.1	$(0.4)	$0.6
Facility consolidation costs	0.1	0.7	(0.8)	—

	$1.0	$0.8	$(1.2)	$0.6

          As of December 31, 2002, approximately 60 employees from previously announced workforce reductions had yet to be terminated. As of September 30, 2003, seven of these employees were still yet to be terminated.

5.	Comprehensive Income

          Total comprehensive income consisted of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in millions)
Net income (loss)	$7.3	$(0.5)	$24.8	$(3.2)
Unrealized translation adjustments	(0.2)	—	9.2	3.1
Net unrealized gains (losses) from cash flow hedges	(0.7)	0.1	(0.2)	0.1

Total comprehensive income (loss)	$6.4	$(0.4)	$33.8	$—

6.	Earnings Per Share

          The computation of basic and diluted earnings per share is as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003

	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$7.3	$24.8

Denominator:
Weighted-average shares – basic	20.2	20.2
Employee stock options	0.6	0.3

Weighted-average shares - diluted	20.8	20.5

Earnings per share:
Basic	$0.36	$1.23

Diluted	$0.35	$1.21

          Basic and diluted earnings per share for the quarter and nine months ended September 30, 2002 were computed based on net loss divided by the average common shares outstanding during the period of 20.2 million shares. As of September 30, 2002, there were no dilutive common stock equivalents that would have caused diluted earnings per share to differ from basic earnings per share.

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

          For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003

	(in millions, except per share amounts)
Net income:
As reported	$7.3	$24.8
Stock-based employee compensation cost, net of tax	(0.4)	(1.2)

Pro forma	$6.9	$23.6

Basic earnings per share:
As reported	$0.36	$1.23

Pro forma	$0.34	$1.17

Diluted earnings per share:
As reported	$0.35	$1.21

Pro forma	$0.33	$1.15

8.	Inventories

          Inventories consisted of the following:

	As of	As of
	September 30,	December 31,
	2003	2002

	(in millions)
Finished products	$46.5	$63.8
Work in process	51.4	41.0
Raw materials and supplies	13.8	11.5

	111.7	116.3
Reserve to reduce certain inventories to LIFO basis	(14.3)	(14.1)
Progress payments and advances	(37.4)	(40.3)

Total	$60.0	$61.9

9.	Goodwill and Identifiable Intangible Assets

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

          The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2003, are as follows:

	Sealing	Engineered
	Products	Products	Total

	(in millions)
Goodwill, net, as of December 31, 2002	$37.1	$86.6	$123.7
Acquisition	0.6	—	0.6
Post-acquisition adjustments	—	0.4	0.4

Goodwill, net, as of September 30, 2003	$37.7	$87.0	$124.7

          The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Customer relationships	$26.8	$5.4	$26.7	$3.4
Existing technology	16.4	1.0	15.8	0.6
Trademarks	22.7	1.9	22.7	1.6
Other	4.0	2.4	3.7	2.0

	$69.9	$10.7	$68.9	$7.6

          The Company has approximately $14 million of trademarks with indefinite lives as of September 30, 2003, and December 31, 2002.

          Amortization expense for the nine months ended September 30, 2003, was $3.1 million. Amortization expense for these intangible assets for 2003 through 2007 is estimated to be approximately $4 million per year.

10.	Long-Term Debt

          In the quarter ended September 30, 2003, the Company purchased 100,000 TIDES with a carrying value of $5 million. Subsequent to the purchase, the Company has outstanding approximately $145 million of TIDES.

          In April 2003, the Company executed a $4.7 million variable rate promissory note in connection with certain pre-retirement death benefits payable to the Company’s executive officers. The promissory note is collateralized by life insurance policies and a certificate of deposit. The promissory note bears interest at LIBOR plus a margin of 1.75%, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies.

11.	Business Segment Information

          The Company has two reportable segments. The sealing products segment manufactures sealing and PTFE products. The engineered products segment manufactures metal polymer bearings, air compressors and components, heavy-duty diesel and natural gas engines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. Corporate expenses include general corporate administrative costs. The Company does not include income taxes or interest expense in the determination of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in millions)
Sales
Sealing Products	$79.5	$78.1	$247.8	$238.7
Engineered Products	89.6	96.4	304.4	295.4

	169.1	174.5	552.2	534.1
Intersegment sales	(0.3)	(0.3)	(1.1)	(1.4)

Total sales	$168.8	$174.2	$551.1	$532.7

Segment Profit
Sealing Products	$11.8	$11.1	$37.4	$29.7
Engineered Products	8.9	8.1	30.5	28.5

Total segment profit	20.7	19.2	67.9	58.2
Corporate expenses	(5.1)	(4.2)	(16.0)	(11.4)
Asbestos-related expenses	(2.9)	(1.5)	(8.3)	(8.5)
Interest expense – net	(2.0)	(2.0)	(5.9)	(11.8)
Mark-to-market adjustment for call options	0.2	(10.7)	—	(15.8)
Other income (expenses)	0.3	(1.6)	0.4	(27.9)

Income (loss) before income taxes and distributions on convertible preferred securities of trust	$11.2	$(0.8)	$38.1	$(17.2)

12.	Discontinued Operations

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

          The following summarizes the results of discontinued operations, which consist solely of the results of Coltec Aerospace, for the five months ended May 31, 2002, that preceded the Distribution:

Five Months Ended
May 31, 2002

(in millions)
Sales	$292.9

Pretax income	$36.1
Income tax expense	11.9

Income from discontinued operations	$24.2

13.	Commitments and Contingencies

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

          Environmental

          The Company and its subsidiaries generate wastes, both hazardous and non-hazardous, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several sites.

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

          As of September 30, 2003, and December 31, 2002, the Company had an accrued liability of $35.7 million and $37.2 million, respectively, for probable future expenditures relating to environmental sites. These amounts include a partial indemnification of Crucible’s environmental liabilities. However, Coltec could be deemed responsible for additional environmental costs as a previous owner of Crucible if Crucible is unable to pay its share of these costs. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is possible that additional costs may be incurred beyond the amounts accrued as a result of new information that may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations and cash flows in a given period.

          Colt Firearms and Central Moloney

          The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Central Moloney or Colt Firearms. Colt Firearms has been named as a defendant in approximately 33 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

          The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

          Crucible Materials Corporation

          The Company, through its Coltec subsidiary, owns 44% of the outstanding common stock of Crucible through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible common stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and the Company has exercised no influence over the ongoing activities and business strategies of Crucible.

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

          A portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan. As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

          If Coltec’s percentage ownership of Crucible’s common stock were ever to exceed 50%, it may be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec and the Company could become responsible for funding the shortfall.

          The combined fair value of the assets in Crucible’s pension plans was approximately $20 million less than the accumulated benefit obligations at December 31, 2002. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

          Coltec’s ownership of Crucible’s common stock might never exceed 50% and Coltec might never become part of a “controlled group.” In addition, Crucible’s pension plans might never be terminated and Coltec might never bear any liability for any unfunded termination liability.

          In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s condensed consolidated balance sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuarial report will be required in 2005 and 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution in 2005 is not anticipated. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

          Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $26.6 million each at September 30, 2003. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

          The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

          Debt and Capital Lease Guarantees

          As of September 30, 2003, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt and/or lease agreements, the Company could be responsible for these obligations.

          Product Warranties

          The Company provides warranties on many of its products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. The Company records a liability based upon estimates of the costs that may be incurred under its warranties after a review of historical warranty experience and information about specific warranty claims. The Company adjusts this liability based on changes in the claims data and historical experience.

          Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2003, are as follows:

(In millions)
Balance as of December 31, 2002	$5.7
Warranties issued	2.8
Settlements made	(3.1)

Balance as of September 30, 2003	$5.4

          Asbestos

          History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $900 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

          Claims Mix. Of those claims resolved, less than 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

          Since the beginning of 2003, Garlock’s product defenses have enabled it to win defense verdicts in all four cases that it tried to verdict. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

          Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited to $80 million per year through the second quarter of 2003. This limit increased by 8% to $86.4 million per year beginning in the third quarter of 2003. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

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

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all four cases it tried to verdict in the first nine months of 2003.

          Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $5 million as of September 30, 2003, is fully committed. Anchor has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2003, Garlock had available $831 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $69 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2.0 million from an insolvent carrier during the year ended December 31, 2002, and $2.1 million during the first nine months of 2003. Of the solvent insurance, $640 million (77%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $128 million (15%) is with various solvent London market carriers. Of the $831 million, $171 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $88 million has been committed to claim settlements not yet paid by Garlock. Thus, at September 30, 2003, $572 million remains available for future asbestos-related settlements.

          Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit increases by 8% every three years and now is at $86.4 million per year ($21.6 million per quarter). Because Garlock collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $17.5 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

	As of and for the
	Nine Months Ended
	September 30,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	39,400	30,100
Open Actions at Period-End (1)	140,100	115,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$265.6	$306.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$91.0	$153.7
(dollars in millions)
Payments (4)	$100.8	$109.3
Insurance Recoveries (4)	75.0	70.6

Net Cash Flows	$(25.8)	$(38.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action.

(2)	At September 30, 2003, included $174.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at September 30, 2003, is $91.0 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At September 30, 2003, $86.2 million was classified as a current asset and $179.4 million was classified as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2003, $54.2 million was classified as a current liability and $36.8 million was classified as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2003 and 2002, $17.5 million and $30.2 million, respectively, of the net cash flows was added to the asbestos insurance receivable in the condensed consolidated balance sheets, and $8.3 million and $8.5 million, respectively, was recorded as an expense in the condensed consolidated statements of operations.

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

14. Subsequent Event

          In October 2003, the Company acquired Pikotek, a privately held manufacturer of insulating seals used in high pressure, corrosive applications. The acquisition was paid for in cash. Pikotek will be included in the Company’s Sealing Products segment.

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

          The following discusses Coltec Industries Inc’s (“Coltec”) condensed consolidated results of operations, cash flows and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution on May 31, 2002, including the adjustments and allocations necessary for a fair presentation of the business, and EnPro’s condensed consolidated results of operations, cash flows and financial condition after the Distribution. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution represented the disposal of a segment under APB 30. Accordingly, Coltec’s aerospace business was accounted for as a discontinued operation and its revenues, costs and expenses and cash flows have been segregated in the historical condensed consolidated financial statements. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec is a wholly owned subsidiary of EnPro and Coltec’s former aerospace business is owned by Goodrich.

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

Results of Operations – Third Quarter of 2003 Compared to the Third Quarter of 2002

          Sales of $168.8 million in the third quarter of 2003 were 3% lower than the $174.2 million reported in the comparable quarter of 2002. A stronger euro favorably impacted revenues, but that impact was more than offset by lower volumes, primarily at Fairbanks Morse Engine where there were no shipments of new engines in the quarter. The timing of engine shipments varies each year, but it has a minimal impact on profitability because new engine sales normally carry relatively low margins. Excluding the impact of foreign currency exchange rates and the decline at Fairbanks Morse Engine, sales declined by 2%. Most units experienced lower volumes and pricing pressure. Our sales and order activity continue to be negatively impacted by weak U.S. industrial markets and historically low capacity utilization levels. Similarly weak activity in Europe was evident during the current quarter as well.

          Segment profit increased 8% from $19.2 million in the third quarter of 2002 to $20.7 million in the third quarter of 2003. Favorable foreign currency exchange rates, lower restructuring costs and cost savings measures instituted since the Distribution accounted for the quarter-over-quarter increase in segment profit. These increases were partially offset by lower sales volumes, pricing pressures and a less profitable product mix. Segment margins increased from 11.0% to 12.2% in the third quarter of 2002 and 2003, respectively.

          Net income in the third quarter of 2003 was $7.3 million, or $0.35 per share. This compares to a net loss of $0.5 million, or $0.02 per share, in the third quarter of 2002. Earnings per share are expressed on a diluted basis throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Besides segment profit discussed above, other significant factors that impacted net income (loss) are discussed below.

          Corporate expenses increased from $4.2 million in the third quarter of 2002 to $5.1 million in the third quarter of 2003, mainly due to severance and other compensation related expenses. Despite being higher than last year, corporate expenses were about the same as in the first two quarters of 2003.

          Asbestos-related expenses in the third quarter of 2003 were $2.9 million as compared to $1.5 million in 2002. In 2002, asbestos-related expenses were skewed toward the first two quarters due mostly to the timing of payments. In 2003, the level of asbestos-related expenses has been fairly consistent each quarter. For the first nine months of 2003 and 2002, asbestos-related expenses were nearly equal at $8.3 million and $8.5 million, respectively.

          Results of operations in the third quarter of 2003 included a $0.2 million increase in the fair value of our call options on Goodrich common stock. Conversely, the third quarter of 2002 included a $10.7 million charge for a decline in the fair value of these call options. We purchased the call options as protection against the risks associated with the 5¼% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) included in our long-term debt, which are convertible into Goodrich and EnPro common stock. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not impact cash flows.

          Other income in the third quarter of 2003 consisted of a $1.5 million gain on the purchase of the TIDES for approximately $3.5 million in cash.

          The effective tax rate changed from a benefit of 37.5% on the pre-tax loss in the third quarter of 2002 to an expense of 34.8% in the third quarter of 2003. In 2003, we have received a tax refund from prior years related to a previously owned business that favorably impacted the effective tax rate and will continue to do so throughout this year.

Following is a discussion of operating results for each segment:

          Sealing Products - Sales of $79.5 million in the third quarter of 2003 were 2% higher than the $78.1 million reported in the same period in 2002. Without the positive effect of the U.S. dollar-euro foreign currency exchange rate change, sales would have declined by 2%. Sales at Garlock Sealing Technologies were down after excluding the effects of the exchange rates, due to volume declines in several product lines and competitive pricing pressures. Stemco’s sales improved due to increases in aftermarket and OEM order levels as the heavy duty truck market continues to show signs of recovery.

          Segment profit increased 6% from $11.1 million in the third quarter of 2002 to $11.8 million in the same period this year. Excluding the impact of the favorable foreign currency exchange rates, segment profit would have been flat. Garlock Sealing Technologies benefited from the non-recurrence of certain charges that reduced 2002 results, but that benefit was offset by the volume declines. Increased sales activity was the main contributor to increased profitability at Stemco. Operating margins increased from 14.3% in the third quarter of 2002 to 14.8% in the third quarter of 2003.

          Engineered Products - In the third quarter of 2003, sales were $89.6 million, which was 7% less than the $96.4 million reported in the same period last year. Excluding the favorable U.S. dollar-euro foreign currency exchange rate change, sales would have declined by 11%. The timing of engine shipments at Fairbanks Morse Engine, as described previously, was the principal reason for the decrease. Excluding the positive impact of stronger foreign currency exchange rates, sales at GGB were flat. Improved volume in the Americas was offset by soft demand in GGB’s European markets. Weak capital equipment demand continues to dampen order levels at Quincy Compressor.

          Segment profit improved by 10% from $8.1 million in the third quarter of 2002 to $8.9 million in the third quarter of 2003. Excluding the effect of the favorable U.S. dollar-euro foreign currency exchange rate change, segment profit would have increased by $0.5 million, or 6%. Reduced restructuring charges and lower operating costs at Fairbanks Morse Engine more than offset small reductions in profitability at other units tied to the weakness in order and sales activity and small cost increases. Operating margins were 9.9% and 8.4% in the third quarter of 2003 and 2002, respectively.

Results of Operations – Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

          Sales for the nine months ended September 30, 2003, increased 3%, from $532.7 million in the first nine months of 2002 to $551.1 million in the first nine months of 2003. A loss from continuing operations of $12.8 million, or $0.63 per share, in the first nine months of 2002 compares to net income of $24.8 million, or $1.21 per share, in the same period of 2003. After including the income from the discontinued Coltec aerospace business and the cumulative effect of the change in accounting principle for goodwill and other intangible assets, the net loss in the nine months ended September 30, 2002, amounted to $3.2 million, or $0.16 per share. The factors affecting the results of operations for the first nine months of 2003 and 2002 were substantially the same as those discussed for the third quarter, with the following exceptions.

          Interest expense decreased from $11.8 million in the first nine months of 2002 to $5.9 million in the comparable period in 2003. Interest expense subsequent to the Distribution in 2002 includes interest on the TIDES. During the five months prior to the Distribution in 2002, this expense amounted to $3.3 million and was disclosed separately as distributions on convertible preferred securities of trust in the accompanying condensed consolidated statements of operations. Therefore, total interest expense and distributions on the TIDES in the first nine months of 2002 were $15.1 million. The decrease in 2003 was mainly due to the reduction in the Coltec 7½% senior notes. All but $3.1 million of the original

$300 million principal amount of these notes were exchanged prior to the Distribution for similar Goodrich debt securities, which were retained by Goodrich.

          The fair value of the call options on Goodrich common stock was unchanged during the first nine months of 2003, but decreased by $15.8 million during the first nine months of 2002.

          During the first nine months of 2002, we recorded pre-tax charges of a non-operating nature included in other income (expenses) totaling $25.6 million. These charges consisted of two primary components. First, in connection with the Distribution, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, we increased our environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate those sites. Second, based on an adverse court ruling related to severance owed as a result of the closing of a plant in 1982, we increased the reserve for this case by approximately $11 million.

          The effective tax rate changed from a benefit of 44.8% on the pre-tax loss in the first nine months of 2002 to an expense of 34.8% in the comparable period in 2003. In 2003, we received a tax refund from prior years related to a previously owned business that favorably impacted the effective tax rate and will continue to do so throughout this year. As a result of the pre-tax loss in 2002, the tax benefit associated with the TIDES distributions increased the effective rate during that period.

Liquidity and Capital Resources

          Cash Flows

          Operating activities provided $20.4 million of cash during the first nine months of 2003 and $21.7 million during the first nine months of 2002. The cash provided in 2003 was reduced by payments for asbestos-related claims of $17.5 million and an increase in working capital of $10.5 million. Including expenses, asbestos-related cash outflows for claims settlements and expenses, net of insurance proceeds were $25.8 million during the first nine months of 2003, compared to $38.7 million in the same period last year. The decline was a result of our strategy to reduce commitments so that they match our annual asbestos-related insurance receipts. See “Contingencies – Asbestos” for additional discussion regarding asbestos-related matters. Working capital typically increases in the first half of the year as a result of increased activity and declines in the second half of the year, as it did in the third quarter of 2003. The working capital decrease in 2002 was mainly due to the receipt of a tax refund early in that year.

          Investing activities used $11.1 million and $27.3 million of cash during the first nine months of 2003 and 2002, respectively. In 2003, cash was used mainly for capital expenditures and to acquire a small product line that was added to the sealing products segment. In 2002, $18.2 million was used to purchase the call options on Goodrich common stock.

          Financing activities provided cash amounting to $0.6 million in the first nine months of 2003 and $48.6 million during the same period last year. Prior to the Distribution, our cash disbursements and cash receipts were managed in a corporate cash concentration system. We describe this activity as net transfers (to) from Goodrich in the condensed consolidated statements of cash flows.

          In October 2003, the Company acquired Pikotek, a privately-held manufacturer of insulating seals used in high-pressure, corrosive applications, for $20 million in cash. Pikotek will be included in the Company’s Sealing Products segment.

          Capital Resources

          Our primary U.S. subsidiaries executed a credit agreement dated May 16, 2002, for a senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the facility is $60 million. Subsequent to the end of the third quarter of 2003, we amended this facility to reduce the cost of the facility and relax certain restrictions and covenants in order to provide the Company with increased flexibility. We do not expect compliance with these restrictions and covenants to materially affect our operations. We have not borrowed against this credit facility.

          Coltec has outstanding approximately $145 million of TIDES due April 15, 2028. During the third quarter of 2003, $5.0 million of the outstanding TIDES were purchased for $3.5 million in cash, resulting in a gain of $1.5 million. The TIDES are convertible at a conversion price of $52.34 per TIDES, at the option of the holder, into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date. The value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. Coltec has purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), in an amount that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation.

          In April 2003, we executed a $4.7 million variable rate promissory note in connection with certain pre-retirement death benefits payable to our executive officers. The promissory note is collateralized by life insurance policies and a certificate of deposit. The promissory note bears interest at LIBOR plus a margin of 1.75%, which is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies. This is the second promissory note of this type, each having similar terms and conditions. The total outstanding for these promissory notes was $9.5 million as of September 30, 2003.

          Goodrich offered to exchange new Goodrich debt securities for outstanding Coltec 7½% senior notes prior to the Distribution. Goodrich acquired $296.9 million of Coltec 7½% senior notes tendered pursuant to the offer. The $3.1 million of Coltec 7½% senior notes that remained outstanding following completion of the exchange offer continue to be obligations of Coltec.

          Our ability to raise capital through the issuance of additional equity is constrained because it might cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we have agreed to indemnify Goodrich for any tax due if our actions cause such a tax.

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

          We, or one of our subsidiaries, have been notified that we are among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 15 sites at which the costs to us are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 13 sites and are in progress at two sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information.

          We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

          At September 30, 2003, our balance sheet includes an accrued liability of $35.7 million for probable future expenditures relating to environmental sites. The accrued liability includes a partial indemnification of environmental liabilities of Crucible Material Corporation (“Crucible”). However, Coltec could be deemed responsible for additional environmental costs as a previous owner of Crucible if Crucible is unable to pay its share of these costs. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

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

          Colt Firearms and Central Moloney

          We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in approximately 33 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of those cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

          Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

          Crucible Materials Corporation

          We, through our Coltec subsidiary, own 44% of the outstanding common stock of Crucible through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible common stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and we have exercised no influence over the ongoing activities and business strategies of Crucible.

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

          A portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan. As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

          If Coltec’s percentage ownership of Crucible’s common stock were ever to exceed 50%, Coltec would be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities,

Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec and EnPro could become responsible for funding the shortfall.

          The combined fair value of the assets in Crucible’s pension plans was approximately $20 million less than the accumulated benefit obligations at December 31, 2002. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

          Coltec’s ownership of Crucible’s common stock might never exceed 50% and Coltec might never become part of a “controlled group.” In addition, Crucible’s pension plans might never be terminated and Coltec might never bear any liability for any unfunded termination liability.

          In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in our condensed consolidated balance sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuarial report will be required in 2005 and 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution in 2005 is not anticipated. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

          Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $26.6 million each at September 30, 2003. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

          Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its ownership of these operations.

          Debt and Capital Lease Guarantees

          As of September 30, 2003, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that Crucible or Central Moloney do not fulfill their obligations under the debt and lease agreements, we could be responsible for these obligations.

          Asbestos

          History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $900 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

          Claims Mix. Of those claims resolved, less than 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in our current open caseload about which we have no disease information, we are aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

          Since the beginning of 2003, Garlock’s product defenses have enabled it to win defense verdicts in all four cases that it tried to verdict. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

          Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited to $80 million per year through the second quarter of

2003.  This limit increased by 8% to $86.4 million per year beginning in the third quarter of 2003. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, and to $86 million in 2002. However, because of commitments made in 1999 and 2000 that will be paid over a number of years, the settlement amounts that Garlock will pay in 2003 through 2005 will continue to include amounts for settlements made during 1999, 2000 and early 2001.

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

          When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in all four cases it tried to verdict in the first nine months of 2003.

          Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The insurance coverage available to Anchor of approximately $5 million as of September 30, 2003, is fully committed. Anchor has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

          Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2003, Garlock had available $831 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $69 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2.0 million from an insolvent carrier during the year ended December 31, 2002, and $2.1 million during the first nine months of 2003. Of the solvent insurance, $640 million (77%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $128 million (15%) is with various solvent London market carriers. Of the $831 million, $171 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $88 million has been committed to claim settlements not yet paid by Garlock. Thus, at September 30, 2003, $572 million remains available for future asbestos-related settlements.

          Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit increases by 8% every three years and now is at $86.4 million per year ($21.6 million per quarter). Because Garlock collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries thus far in 2003 that were recorded as a receivable amounted to $17.5 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

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

	As of and for the
	Nine Months Ended
	September 30,

	2003	2002

(number of cases)
New Actions Filed During the Period (1)	39,400	30,100
Open Actions at Period-End (1)	140,100	115,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$265.6	$306.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$91.0	$153.7
(dollars in millions)
Payments (4)	$100.8	$109.3
Insurance Recoveries (4)	75.0	70.6

Net Cash Flows	$(25.8)	$(38.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action.

(2)	At September 30, 2003, included $174.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at September 30, 2003, is $91.0 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At September 30, 2003, we classified $86.2 million as a current asset and $179.4 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2003, we classified $54.2 million as a current liability and $36.8 million as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2003 and 2002, we added $17.5 million and $30.2 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $8.3 million and $8.5 million, respectively, as an expense in the condensed consolidated statements of operations.

          The number of new actions filed increased considerably in the first six months of 2003 from the first six months of 2002. We believe that the numbers were much higher than they otherwise would have been because of tort reform legislation passed last year in Mississippi and West Virginia and anticipated this year in Texas. In the third quarter of 2003, the number of new actions was much lower than in the comparable 2002 period, in fact, the number was the lowest for any quarter in four years.

          Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to accelerate insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims (as it has in 2003 compared to 2002 and 2002 compared to 2001), as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related disease should be in decline currently, yet asbestos-related claims filings continue to increase.

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

          Reform Legislation. The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. We are supportive generally of proposed legislation that would set up a national trust fund as the exclusive means for the recovery of asbestos-related claims. We are not certain as to what contributions we would be required to make to such a trust, although we anticipate that they would be substantial and that they would continue for a significant number of years. While we are cautiously optimistic that proposed reform legislation ultimately will be adopted by the U.S. Congress, there is no assurance that the proposed bill or any other asbestos legislation will ultimately become law.

New Accounting Pronouncements

          In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The interpretation applied immediately to variable interests created or obtained after January 31, 2003. Effective October 9, 2003, the FASB deferred the effective date of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. We are using this deferral period to continue reviewing FIN 46 to determine its impact, if any, on future reporting periods related to Coltec’s relationship with Crucible . Coltec’s relationship with Crucible, as discussed under “Contingencies – Crucible Materials Corporation,” includes its ownership of Crucible common stock, which was valued at zero in our condensed consolidated balance sheet as of September 30, 2003, and debt guarantees amounting to approximately $8 million. As further described in “Contingencies – Crucible Materials Corporation,” Coltec also could be subject to certain liabilities with respect to Crucible’s environmental liabilities and pension obligations under certain circumstances.

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

          Though we do not expect significant improvement in our markets for the remainder of 2003, we do expect to continue to benefit from improved performance by our operations. For the full year, we continue to expect a modest increase in sales over 2002, as new products are introduced, sales efforts continue to expand and due to favorable foreign currency exchange rates. Higher volume and the benefits of the company’s Total Customer Value, or TCV, lean enterprise program should lead to improved operating margins and increased profitability for the year compared to 2002.

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

          We cannot guarantee that actual results or events will not differ materially from those projected, estimated or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2002, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payout of claims, the timing of receipt of insurance proceeds, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	foreign currency exchange rates, which fluctuate; and

•	the amount of any payments required to satisfy contingent liabilities related to previously divested businesses, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

PART I, ITEM 3.

ENPRO INDUSTRIES, INC.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates, and the price of Goodrich common stock, that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, or through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2002 and the following section of this disclosure.

Foreign Currency Risk

          We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of September 30, 2003.

	Amount
	Outstanding
	in United States
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Buy USD/sell Euro	$15.8	Nov 2003 – Dec 2004	1.1264 to 1.1707 USD/Euro
Buy USD/sell Canadian dollar	15.1	Jan 2004 – Dec 2004	1.426 to 1.443 Canadian dollar/ USD
Buy Euro/sell USD	4.3	Nov 2003 – Dec 2004	0.9667 to 1.1460 USD/Euro
Buy USD/sell Australian dollar	4.3	Jan 2004 – Dec 2004	0.6259 to 0.6446 USD/Australian dollar
Buy Koruna/sell Euro	3.2	Jan 2004 – Dec 2004	42.91 to 43.86 Koruna/Euro
Buy Koruna/sell USD	1.3	Jan 2004 – Dec 2004	37.81 to 38.93 Koruna/USD
Buy USD/sell UK pound sterling	1.1	Jan 2004 – Dec 2004	1.557 to 1.585 USD/UK pound sterling

	45.1

Option Contracts
Buy Euro/sell USD	11.1	Oct 2003 – Dec 2004	1.1440 to 1.1750 USD/Euro

	$56.2

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

               In addition to the matters noted above, we are from time to time subject to and are presently involved in other litigation and legal proceedings arising out of the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

               The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

          (b) Reports on Form 8-K

               A report on Form 8-K was furnished to the Securities and Exchange Commission on August 4, 2003, relating to the announcement of the Company’s earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 12th day of November, 2003.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee

Richard L. Magee Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II

Donald G. Pomeroy II Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Certificate of Trust of Coltec Capital Trust (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.4	Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee and the individuals named therein as Administrative Trustees (incorporated by reference to Exhibit 4.2 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.5	Form of 5¼% Convertible Preferred Securities (included in Exhibit 4.4 above)

4.6	Indenture dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee, relating to the 5¼% Convertible Junior Subordinated Deferrable Interest Debentures due 2028 (incorporated by reference to Exhibit 4.3 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.7	First Supplemental Indenture, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.8	Form of 5¼% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028 (included in Exhibit 4.6 above)

1

4.9	Guarantee Agreement, dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Coltec Industries Inc’s Registration Statement on Form S-3 (No. 333-52975))

4.10	Guarantee Agreement, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.11	Guarantee Agreement, dated as of May 31, 2002, between EnPro Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.12	Second Supplemental Indenture, dated as of May 31, 2002, among Coltec Industries Inc, EnPro Industries, Inc., Goodrich Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.13	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7½% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.14	Form of 7½% Senior Note due 2008 (included in Exhibit 4.13 above)

10.1*	Second Amendment to Credit Agreement dated as of November 4, 2003 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc., and Stemco LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith

2