Form 10-K
period 2003-12-31
ENPRO INDUSTRIES INC
filed 2004-03-03
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Commission File Number 001-31225

ENPRO INDUSTRIES, INC.

(Exact name of registrant, as specified in its charter)

North Carolina (State or other jurisdiction of incorporation)	01-0573945 (I.R.S. employer identification no.)

5605 Carnegie Boulevard, Suite 500, Charlotte,	28209
North Carolina	(Zip code)
(Address of principal executive offices)

(704) 731-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock, $0.01 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2003 was $216,470,298. As of March 1, 2004, there were 20,678,707 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, dated March 22, 2004, for the 2004 annual meeting of shareholders to be held on May 6, 2004 are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS

Background

     We were incorporated under the laws of the state of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) to operate the sealing products and engineered industrial products businesses of Coltec Industries Inc (“Coltec”), which was also a wholly owned subsidiary of Goodrich. As a result, discussions related to historical activities of our business units include time periods when they constituted the former sealing products and engineered industrial products businesses of Coltec or the engineered industrial products segment of Goodrich. On May 31, 2002, Goodrich distributed all of our outstanding common stock to Goodrich shareholders of record as of May 28, 2002 (the “Distribution”). At the time of the Distribution, Goodrich shareholders retained their Goodrich shares and the preferred stock purchase rights associated with those shares and received one share of our common stock, as well as an associated EnPro preferred stock purchase right, for every five shares of Goodrich common stock they owned as of the record date.

     As used in this report, the terms “we,” “us,” “our,” and “EnPro” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share.

     We maintain an Internet website at www.enproindustries.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance Committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included in our website is not incorporated by reference into this annual report.

Overview

     We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products, including: sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as polytetrafluorethylene (“PTFE”) products and specialized tooling. We have 33 primary manufacturing facilities located in the United States and nine countries outside the United States.

     Our sales by geographic region in 2003, 2002 and 2001 were as follows:

	2003	2002	2001

	(in millions)
United States	$438.7	$453.3	$439.8
Europe	180.2	160.7	91.4
Other Foreign	111.2	95.9	98.5

Total	$730.1	$709.9	$629.7

Operations

     We manage our business as two segments, a sealing products segment, which includes our sealing and PTFE products, and an engineered products segment, which includes our metal polymer bearings, air compressor systems, medium-speed engines and specialized tooling. For information about sales, segment profits and assets for each segment, see Note 14 to our Consolidated Financial Statements.

Sealing Products Segment

     Overview. Our sealing products segment designs, manufactures and sells sealing products, including sheet gaskets, metallic gaskets, resilient metal seals, compression packing, rotary lip seals, elastomeric seals, hydraulic components, expansion joints and PTFE products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.

     On October 1, 2003, we acquired Pikotek, a specialty manufacturer of critical service flange gaskets, seals and electrical flange isolation kits primarily for upstream oil and gas production. During 2003, we also acquired a metallic gasket product line, and sold a PTFE reprocessing product line and a specialty sealing products distributor that were formerly included in our sealing products segment.

     Products. The primary product lines in our sealing products segment are described below.

     Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. We sell these gasket products under the Garlock®, Gylon®, Blue-Gard®, Stress-Saver®, Edge®, Graphonic® and Flexseal® brand names. These products have a long-standing reputation within the industries we serve for performance and reliability.

     Rotary lip seals manufactured by this segment are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary lip seals are used in demanding applications in the steel industry, mining and pulp and paper processing under well-known brand names including Klozure® and Model 64®.

     Compression packing is used to provide sealing in pressurized, rotating applications such as pumps and valves. Major markets for compression packing products are the pulp and paper and chemical processing industries. Branded products for these markets include EVSP™ and Synthepak®.

     Resilient metal seals provide extremely tight sealing performance for highly demanding applications such as semiconductor fabrication facilities, specific chemical processing applications, nuclear power generation and race car engines. Branded products for these markets include Helicoflex® and Cefilac®.

     Pikotek products are used in high-pressure wellhead equipment, flowlines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. Pikotek products include VCS™, Flowlock™ and PGE™ flange gaskets and insulating kits.

     This segment also manufactures a variety of sealing products used by the heavy-duty trucking industry to reduce wear and improve the performance of wheel end components. Products for this market include hub seals, axle fasteners, hub caps, bearings and hub odometers. We sell these sealing products under the Stemco®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Pro-Torq®, Sentinel®, and Datatrac® brand names.

     In addition, the sealing products segment manufactures PTFE thin tape, formed PTFE products and PTFE sheets and shapes as well. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft and fluid handling industries.

     New Product Development. We seek opportunities for growth through innovative product development, which we refer to as our “EnNovation” program. The goal is to balance a product portfolio for traditional markets while simultaneously creating distinctive and breakthrough products and new applications for markets such as the semiconductor, food and pharmaceuticals, biotech and industries that utilize mechanical seals. We are developing a process to move product innovations from concept to commercialization, and to identify, analyze, develop and implement new product line concepts and opportunities aimed at business growth in this area.

     Customers. Our sealing products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with more than 27% of sales delivered to customers outside North America in 2003. Representative customers include The Dow Chemical Company, Morgan Construction Company, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, AK Steel Corporation, Volvo Corporation, Wabash National Corporation, Great Dane, Mack Trucks, International Truck and PACCAR, United Parcel Services, Inc. and Southeastern Freight Lines, Inc. In 2003, no single customer accounted for more than 2% of segment revenues.

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

     Raw Materials and Components. Our sealing products segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components, and various fibers and resins. We believe that all of these raw materials and components are readily available from various suppliers.

Engineered Products Segment

     Overview. Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products, air compressor systems and vacuum pumps, reciprocating compressor components, heavy-duty medium-speed diesel and natural gas engines and specialized tooling for use in the automotive and precision machining industries.

     Products. Our engineered products segment includes the product lines described below, which are designed, manufactured and sold by GGB (Glacier Garlock Bearings), Quincy Compressor, France Compressor Products, Fairbanks Morse Engine, and the Haber-Sterling Tool Group.

     GGB produces self-lubricating, non-rolling, metal polymer bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE, or a mixture that includes PTFE, to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. Glacier® and Garlock® are well recognized, leading brand names in this product area. In 2003, we acquired a product line to manufacture Mega-Life® filament-wound composite bearings.

     Quincy Compressor designs and manufactures rotary screw and reciprocating air compressors and vacuum pumps, ranging from one-third to 500 horsepower, used in a variety of industrial applications, including plant air, pneumatic temperature and instrument control, automotive service and light construction. Quincy also performs comprehensive compressed air system audits under the Air Science Engineering™ brand name and also manufactures a complete line of pneumatic and hydraulic cylinders under the Ortman™ brand name. In 2003, Quincy established a new facility in China that will commence manufacturing of rotary compressors in 2004. France Compressor Products designs and manufactures components for reciprocating compressors used in the refining, natural gas transmission and petrochemical industries.

     Fairbanks Morse Engine manufactures under license heavy-duty diesel, natural gas and dual-fuel reciprocating and turbine engines. The reciprocating engines range in size from 640 to 29,320 horsepower and from four to 18 cylinders, while the turbine engines are rated from 2,000 to 2,700 horsepower. The government and the general industrial market for marine propulsion, power generation and pump and compressor applications use all of these products. We have been building engines for over 110 years under the Fairbanks Morse® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Additionally, Fairbanks Morse Engine has been the U.S. Navy’s supplier of choice for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 60 years.

     Haber-Sterling Tool Group manufactures specialized tooling such as cold-heading punches and thread-rolling dies used on machines that form nuts, bolts, screw heads and other fastener shapes,

primarily for use in the automotive industry. They also perform precision machining of round and flat geometry print tooling, and are a specialist in cold extrusion tooling, which serves the high-speed header and forging markets. Additional market areas include carbide tooling and jig and fixture tooling.

     New Product Development. Our engineered products segment, primarily through its Quincy Compressor and GGB divisions, has an established track record in research and development and continues to develop proprietary materials and technologies for the next generation of products in our key markets. We continually seek to improve our existing products and develop new products through our “EnNovation” program. We have research and development facilities in the U.S., France and Germany and our research and development departments in this segment employ numerous scientists, engineers and technicians.

     Customers. Our engineered products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors that bring air expertise, customer dedication and Quincy Compressor products to their geographic area. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. Fairbanks Morse Engine has sold its products to customers worldwide, including major shipyards, the U.S. Navy, U.S. Coast Guard, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. Fairbanks Morse Engine markets its products through a direct sales force of engineers in North America and through independent agents worldwide. Fairbanks Morse Engine’s representative customers include Northrup-Grumman Ship Systems, YPF Ecuador, Inc., Ingersoll-Dresser Pumps, Arco Oriente Inc. and the U.S. Navy. In 2003, no single customer accounted for more than 4% of segment revenues.

     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Norton Company and Federal-Mogul Corporation. However, no single competitor competes with GGB across all of its bearing product lines or offers as complete a portfolio of products as GGB does. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Quincy Compressor’s major competitors include Gardner Denver, Inc., Sullair Corporation, Ingersoll-Rand Company, Atlas Copco North America Inc. and Kaeser Compressors, Inc. In the markets in which Quincy Compressor competes, competition generally is based on reliability, quality, delivery times, energy efficiency, service and price. Fairbanks Morse Engine’s major competitors include Caterpillar Inc. and Wartsila Corporation. Price, delivery time, and engine efficiency relating to fuel consumption and emissions drive competition.

     Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers, the most important being FM-Deva, L&S Kunststofftechnologie GmbH and GKN Italia. Quincy Compressor’s primary raw materials are iron castings. Components used by Quincy Compressor are motors, coolers and accessories such as air dryers, filters and electronic controls. Fairbanks Morse Engine purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining into engines. The majority of this material is purchased domestically. In addition, Fairbanks Morse Engine manufactures a considerable amount of precision-machined engine components. We believe that all of these raw materials and components are readily available from various suppliers.

Research and Development

     We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. Our research and development efforts are directed at solving customer problems and we work closely with our customers to identify issues and develop technical solutions. The majority of our research and development expenditures are directed toward the development of new sealing products for hostile environments, the development of bearing products and materials with superior friction and wear characteristics, and the extension of our air compressor product line. Prior to introduction, new products are subject to extensive testing at our various facilities and at beta test sites in conjunction with our customers.

     Total research and development spending for continuing operations was $11.0 million in 2003, $12.9 million in 2002 and $12.7 million in 2001. This represented approximately 2% of sales in each year.

Backlog

     At December 31, 2003, we had a backlog of orders valued at $203.7 million compared with $181.4 million at December 31, 2002. Approximately 29% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2004. Backlog is one indicator of our operating condition. However, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered.

Quality Assurance

     We believe that product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis and coordinate measuring machines. We are also able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machines. We also perform quality control tests on all parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.

     As of December 31, 2003, 23 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO, QS and/or TS certification. Six of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition to awarding business.

Patents, Trademarks and Other Intellectual Property

     We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. In addition, we license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We also have a pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use, that is not patented. We do not consider our business as a whole to be materially dependent upon any particular patent, patent right, trademark, trade secret or license.

     In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, such as Fairbanks Morse Engine’s technology licenses from MAN B&W and S.E.M.T. Pielstick for the four-stroke reciprocating engine, and from OPRA, Inc. for the gas turbine engine, and Quincy Compressor’s license from Svenska Rotor Maskiner AB of their rotary screw compressor design and technology, the intellectual property licenses are integral to the manufacture of our products. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations

     We currently have approximately 4,300 employees worldwide. Approximately 2,800 employees are located within the U.S. and approximately 1,500 employees are located outside the U.S., primarily in Europe and Canada. Approximately 39% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.

     We believe that we generally have a satisfactory relationship with our employees throughout our operations and the unions that represent them. We have collective bargaining agreements in place at six of our facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from June 2004 to October 2007. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements. The last significant strike or work stoppage experienced by any of our facilities was in 1996 and lasted approximately ten weeks.

ITEM 2. PROPERTIES

     We are headquartered in Charlotte, North Carolina and have 33 primary manufacturing facilities in twelve states within the U.S. and nine countries outside of the U.S. The following table outlines the location, business segment and size of our most significant facilities, along with whether such facilities are owned or leased by us:

		Owned/	Size
Location	Segment	Leased	(Square Feet)

U.S.
Palmyra, New York	Sealing Products	Owned	682,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Beloit, Wisconsin	Engineered Products	Owned	440,000
Quincy, Illinois	Engineered Products	Owned	323,000
Bay Minette, Alabama	Engineered Products	Leased	143,000
Thorofare, New Jersey	Engineered Products	Owned	120,000

Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000

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

ITEM 3. LEGAL PROCEEDINGS

     A description of environmental, asbestos and legal matters is included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies.”

     In addition to the matters noted above, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is publicly traded on the New York Stock Exchange under the symbol “NPO.”

     As of March 1, 2004, there were 6,602 holders of record of our common stock. The price range of our common stock since it began public trading on May 24, 2002 (on a “when issued” basis until June 3, 2002) is listed below by quarter:

	Low	High
	Sale Price	Sale Price

Fiscal 2003:
Fourth Quarter	$8.70	$14.50
Third Quarter	9.18	13.70
Second Quarter	3.93	11.05
First Quarter	3.75	4.56
Fiscal 2002:
Fourth Quarter	2.16	4.55
Third Quarter	3.31	6.00
Second Quarter	4.82	8.50

     EnPro did not declare any cash dividends to its shareholders during 2003. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends” and Note 9 to our Consolidated Financial Statements.

     EnPro did not purchase any of its equity securities during the most recent fiscal quarter, and it has not adopted any plan or program under which it would purchase its equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical consolidated financial information as of and for each of the years ended December 31, 2003, 2002 and 2001, has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, which are included elsewhere in this report. The historical consolidated financial information as of December 31, 2000 and 1999, has been derived from, and should be read together with, Coltec’s audited consolidated financial statements and the related notes, which have not been included in this report. Total assets for all years presented have been reclassified to reflect the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires assets and liabilities of discontinued operations to be shown separately rather than net.

     During the pre-Distribution periods presented, Coltec completed a number of acquisitions and divestitures, some of which were significant. As a result, Coltec’s and our historical financial results for the periods presented may not be directly comparable. The information presented below should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(in millions, except per share data)
Statement of Operations Data:
Sales	$730.1	$709.9	$629.7	$655.5	$666.5

Income (loss) from continuing operations	$33.2	$(12.6)	$6.6	$36.7	$(62.0)

Balance Sheet Data:
Total assets	$1,020.7	$955.3	$1,473.0	$1,255.4	$1,207.9
Long-term debt (including current portion) (1)	$170.2	$170.9	$314.6	$318.0	$326.5
Mandatorily redeemable convertible preferred securities of trust (“TIDES”) (1)	$—	$—	$150.0	$149.3	$147.3
Per Common Share Data – Diluted:
Income (loss) from continuing operations (2)	$1.61	$(0.62)	N/A	N/A	N/A

(1)	The TIDES are convertible primarily into the common stock of another registrant, i.e., Goodrich, and therefore, are no longer deemed to be a convertible preferred security. The TIDES have been classified as long-term debt subsequent to the Distribution.

(2)	Because our results were consolidated into the results of Goodrich prior to the Distribution, per share amounts do not apply to periods prior to 2002.

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

     The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and operating results during the periods included in the accompanying audited consolidated financial statements and the related notes. You should read the following discussion in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report.

Overview

     EnPro was incorporated on January 11, 2002, as a wholly owned subsidiary of Goodrich in anticipation of Goodrich’s distribution of its engineered industrial products (“EIP”) segment, which took place on May 31, 2002 (the “Distribution”). We are leaders in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include: sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as PTFE products and specialized tooling.

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

     The following discusses our consolidated results of operations, cash flows and financial condition after the Distribution and Coltec’s consolidated results of operations, cash flows and financial condition as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution, including the adjustments and allocations necessary for a fair presentation of the business. Prior to the Distribution, Coltec owned the EIP business as well as an aerospace business. The transfer of Coltec’s aerospace business to Goodrich prior to the Distribution constituted the disposal of a segment under APB Opinion No. 30. Accordingly, Coltec’s aerospace business has been accounted for as a discontinued operation and its revenues, costs and expenses, assets and liabilities and cash flows have been segregated in the historical consolidated financial statements included elsewhere in this report. Unless otherwise noted, the following discussion pertains only to continuing operations. Following the Distribution, Coltec became a wholly owned subsidiary of EnPro and Coltec’s former aerospace business is owned by Goodrich.

     The following discussion of the consolidated results of operations does not necessarily include all of the expenses that would have been incurred by Coltec prior to the Distribution had it been a separate, stand-alone entity and may not necessarily reflect what Coltec’s consolidated results of operations, cash flows and financial condition would have been had Coltec been a stand-alone entity prior to the Distribution or what our consolidated results of operations, cash flows and financial condition may be in the future.

Results of Operations

	Years Ended December 31,

	2003	2002	2001

		(in millions)
Sales
Sealing Products	$331.7	$314.0	$327.5
Engineered Products	399.9	397.6	303.6

	731.6	711.6	631.1
Intersegment sales	(1.5)	(1.7)	(1.4)

Total sales	$730.1	$709.9	$629.7

Segment Profit
Sealing Products	$48.7	$39.5	$43.0
Engineered Products	38.9	35.8	29.5

Total segment profit	87.6	75.3	72.5
Corporate expenses	(22.5)	(16.1)	(10.0)
Asbestos-related expenses	(9.8)	(18.0)	(9.8)
Interest – net	(7.6)	(13.7)	(25.3)
Mark-to-market adjustment for call options	1.2	(16.7)	—
Other income (expenses)	2.0	(27.6)	(4.2)

Income (loss) before income taxes and distributions on TIDES	50.9	(16.8)	23.2
Income tax (expense) benefit	(17.7)	7.5	(8.7)
Distributions on TIDES	—	(3.3)	(7.9)

Income (loss) from continuing operations	33.2	(12.6)	6.6
Income from discontinued operations, net of taxes	—	24.2	94.1

Income before cumulative effect of a change in accounting principle	33.2	11.6	100.7
Cumulative effect of a change in accounting principle, net of taxes	—	(14.6)	—

Net income (loss)	$33.2	$(3.0)	$100.7

     Segment profit is total segment revenue reduced by operating expenses and restructuring costs identifiable with the segment. We do not include income taxes, interest expense or interest income in the determination of segment profit. Corporate expenses include general corporate administrative costs. The accounting policies of the reportable segments are the same as those for EnPro.

     2003 Compared to 2002

     Sales increased 3% in 2003 to $730.1 million compared to $709.9 million in 2002. Stronger foreign currency rates, particularly the euro, increased sales year-over-year. Excluding the effect of foreign currency rates, sales declined 2% during 2003, primarily due to fewer engine shipments at Fairbanks Morse Engine. Sales at all other operations were flat year-over-year in the aggregate. The timing of engine shipments can have a significant effect on sales levels, although the relatively low profitability has a limited impact on our segment profit. Part of the volume decline also was due to the divestiture of certain low margin operations in late 2002 and early 2003. The decline in engine shipments was mitigated by increased demand by the heavy-duty trucking industry for sealing and related products. This market has shown improvement throughout 2003, especially in the OEM sector.

     Segment profit was $87.6 million in 2003, which was a 16% improvement over the $75.3 million reported in 2002. The largest contributor to the increase in segment profit was stronger foreign currency rates. Excluding the effect of favorable currency rates, segment profit increased 10% compared to 2002. This improvement resulted from lower restructuring expenses, cost reductions and a warranty claim that reduced earnings in 2002. These improvements were partially offset by a less profitable product mix. Segment margins improved to 12.0% in 2003 from 10.6% in 2002.

     Corporate expenses increased to $22.5 million in 2003 compared to $16.1 million in 2002. Corporate expenses in 2002 consisted of five months of Goodrich headquarters expense allocations and seven months of our corporate expenses as an independent public company subsequent to the Distribution. The Goodrich allocations were lower than our expenses have been as a public company.

     Asbestos-related expenses of $9.8 million in 2003 decreased 46% from $18.0 million in 2002. The expenses in 2002 included a $6.2 million write-off of an asbestos insurance receivable as a result of a bankruptcy filing by the parent company of one of Garlock’s insurers. The remaining decrease is primarily the result of recoveries from insolvent insurance carriers in 2003.

     The total of net interest expense and distributions on TIDES decreased from $17.0 million in 2002 to $7.6 million in 2003. The decrease is primarily the result of the reduction in the 71/2% Coltec Senior Notes, which were retained by Goodrich in connection with the Distribution. Refer to the “Results of Operations – 2002 Compared to 2001” discussion below for additional information regarding the reduction in the 71/2% Coltec Senior Notes and the classification of the distributions on TIDES.

     In 2002, we purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversions of the TIDES into Goodrich common stock could exceed their liquidation value. The call options are a derivative instrument and are carried at fair value on our Consolidated Balance Sheets. Changes in fair value are reflected in income, but do not affect cash flows. The fair value of the call options increased in 2003 by $1.2 million.

     Other income in 2003 included the combined gains of $2.5 million on the sales of two buildings, and a $1.5 million gain on a partial purchase of the TIDES. Refer to the “Results of Operations – 2002 Compared to 2001” discussion below for information regarding the 2002 other expenses.

     Following is a discussion of the operating results for each segment.

     Sealing Products. Sales increased 6% in 2003 to $331.7 million from $314.0 million in 2002. Excluding the positive impact of the stronger foreign currency rates, sales increased only 1% in 2003. Stemco contributed to the increase as a result of improved aftermarket activity and OEM production order levels in the heavy-duty truck market, which continues to improve from a low point in 2001. In addition, sales at Garlock Rubber Technologies increased in 2003 due to increased volume. Sales at Garlock Sealing Technologies were flat after excluding the effects of exchange rates. Plastomer Technologies’ sales declined compared to 2002 due to the divestiture of two low margin product lines.

     Segment profit increased 23% to $48.7 million in 2003 compared to $39.5 million in 2002. Segment profit increased 17% excluding the positive translation effect of foreign currency rates. This increase was primarily a result of increased margins at Stemco, cost reductions, and warranty and other unfavorable reserve adjustments in 2002 that did not recur in 2003. Segment margins increased from 12.6% in 2002 to 14.7% in 2003.

     Engineered Products. Sales were $399.9 million in 2003, which was 1% higher than the $397.6 million in 2002. Sales were down 4% compared to 2002 excluding the positive effects of foreign currency rates, which improved sales at GGB and France Compressor Products. This decrease was mainly due to lower engine shipments by Fairbanks Morse Engine to both commercial customers and the U.S. Navy. Excluding the favorable foreign currency rates, sales at GGB, Quincy Compressor, France Compressor Products and Haber-Sterling were essentially flat year-over-year.

     In 2003, segment profit increased 9% to $38.9 million from $35.8 million in 2002. Segment profit increased only 1% in 2003 excluding the translation effect of exchange rates. This increase was mainly due to positive events regarding a legal and warranty claim that led to the reduction of related accruals, and lower restructuring expenses at Fairbanks Morse Engine. Excluding the favorable foreign currency rates, segment profit at GGB, Quincy Compressor, France Compressor Products and Haber-Sterling were down due to increased costs compared to 2002.

     2002 Compared to 2001

     Sales in 2002 of $709.9 million were 13% higher than in 2001, when they were $629.7 million. The increase in sales was primarily due to the addition of Glacier and increased engine sales at Fairbanks Morse Engine. These increases were partially offset by lower sales in the sealing products segment.

     The increased sales volume, the elimination of goodwill amortization in accordance with new accounting rules, and cost reductions growing out of restructuring measures implemented late in 2001 and throughout 2002 were primarily responsible for the increase in segment profit from $72.5 million in 2001 to $75.3 million in 2002. Goodwill amortization in 2001 was approximately $4 million, before tax. Increased operating expenses, such as pension and insurance expenses, together with margin deterioration caused by competitive pricing pressures and a greater mix of lower margin business, reduced the benefit of the higher sales volumes and lack of goodwill amortization in 2002. As a result, margins decreased to 10.6% in 2002 from 11.5% in 2001, mainly due to these factors.

     Corporate expenses increased 61% to $16.1 million in 2002 from $10.0 million in 2001, primarily as a result of our becoming an independent public company. Prior to the Distribution, corporate expenses consisted of an allocation of Goodrich headquarters expenses.

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

     Interest expense declined 46% from $25.3 million in 2001 to $13.7 million in 2002 mainly due to the reduction in the outstanding principal amount of the 71/2% Coltec Senior Notes. All but $3.1 million of the original $300 million of 71/2% Coltec Senior Notes were exchanged for similar Goodrich senior notes prior to the Distribution. Goodrich retained the new Goodrich senior notes subsequent to the Distribution.

     The total of the mark-to-market adjustment for the call options and other expenses was $44.3 million in 2002 compared to $4.2 million in 2001. The 2002 expenses increased mainly due to the following:

•	In connection with the Distribution, we conducted a review of our process for managing and estimating environmental liabilities. As a result of changes in our strategies growing out of this review, and in light of recent developments at a number of environmental sites associated with previously divested businesses, we increased our environmental liabilities by $12.0 million to reflect an increase in the estimated costs to remediate these sites. The increased costs will be paid over a number of years and therefore should not significantly impact our short-term liquidity.

•	Based on new information obtained during the year, we revised the estimated costs associated with an adverse court ruling during 2002 related to severance owed as a result of the closing of a plant in 1982. We increased our retained liabilities of previously owned businesses for this case by $11.0 million. In December 2002, $14.4 million was paid in connection with this liability.

•	In 2002, we purchased call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the TIDES into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are a derivative instrument and are carried at fair value on our Consolidated Balance Sheets. Changes in fair value are reflected in income. The fair value of the call options declined by $16.7 million during the year.

     As mentioned above, we treat the TIDES distributions as interest expense after the Distribution. Therefore, only five months of the TIDES distributions, amounting to $3.3 million, are separately reported in the Consolidated Statements of Operations for 2002. The amount for the other seven months, $4.6 million, is included in interest expense in the Consolidated Statements of Operations. In 2001, Coltec separately reported the annual amount of the TIDES distributions, amounting to $7.9 million, in the Consolidated Statements of Operations.

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

     Sealing Products. Sales decreased 4% to $314.0 million in 2002 compared to $327.5 million in 2001. Sales at Garlock Sealing Technologies were down 4% as this operation experienced weakness in most of the process industry markets that it serves in the Americas. Garlock Sealing Technologies’ sales in Europe and in certain industries, such as the U.S. steel industry, were flat. Stemco sales in 2002 were 6% higher than in 2001 due to a rebound in demand for new heavy-duty trucks as a result of pre-buying in advance of new EPA emissions standards in the latter part of 2002, and an increase in new heavy-duty trailer builds from historically low levels in 2001. Demand for Plastomer Technologies’ PTFE products, which declined 7% in 2002, was negatively impacted by weakness in the aerospace, semiconductor manufacturing and chemicals markets. Decreased sales of commercial rubber products at Garlock Rubber Technologies contributed to a 7% decrease in revenue from 2001 to 2002.

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

     Engineered Products. Sales were $397.6 million, a 31% increase over the $303.6 million reported in 2001. Segment profit increased 21% from $29.5 million in 2001 to $35.8 million in 2002. Operating margins for the segment were 9.0% and 9.7% in 2002 and 2001, respectively. The decrease in operating margins was mainly due to increased volume in lower margin product lines and increased costs for pensions and insurance, partially offset by the elimination of goodwill amortization ($0.8 million). A 31% increase in sales volumes and cost reductions at Fairbanks Morse Engine contributed significantly to the segment results. A full year of results for Glacier, acquired in September 2001 and now part of our GGB operation, accounted for most of the increase in segment sales. On a pro forma basis as if the Glacier acquisition had occurred on January 1, 2001, segment sales in 2001 would have been $68.7 million higher resulting in only a 7% increase in segment sales in 2002. GGB experienced pricing pressure in its key markets in the Americas and Europe, and weakness in its key European markets, partially offset by stronger demand in 2002 in its American markets. This resulted in an overall decrease in GGB’s operating margins.

     Improved demand from automotive programs boosted Haber-Sterling’s sales by 18%, which together with restructuring costs in 2001 that did not repeat in 2002 and cost reductions from these restructuring activities, led to improved operating margins for this operation. Weak capital equipment and industrial markets in 2002 negatively impacted demand at Quincy Compressor resulting in a sales decline. The decrease in volume and cost increases resulted in lower operating margins at Quincy Compressor. France Compressor Products’ sales and segment profit were essentially unchanged from 2001.

Restructuring and Impairment Costs

     See Note 4 in the Consolidated Financial Statements for a discussion of restructuring and impairment costs in 2003, 2002 and 2001.

Critical Accounting Policies and Estimates

     The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation and Significant Accounting Policies,” in the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to product returns, bad debts, inventories, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other post-

retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

     We believe that the following accounting policies and estimates are the most critical because some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

     Revenue Recognition

     Revenue is recognized at the time products are shipped or services are rendered. Any shipping costs billed to customers are recognized as revenue.

     Asbestos

     We record an accrual for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset for the amount that we expect our subsidiaries will recover from insurance.

     In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions progress to a stage where we believe we can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages. With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, we believe that insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, we believe that it is impossible to estimate with any degree of accuracy or reasonableness what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been recorded for such claims. See “Contingencies – Asbestos,” in this Management’s Discussion and Analysis and Note 16 in the Consolidated Financial Statements for additional discussion of asbestos matters.

     TIDES, Derivative Instruments and Hedging Activities

     Upon the adoption of Statement of Financial Accounting Standards No. 133, we elected not to apply the provisions of the statement to embedded derivatives existing before January 1, 1999, as permitted by the transition provisions of the statement. As a result, the feature of the TIDES that allows them to be converted into Goodrich common stock is not accounted for separately as a derivative. We purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), in an amount that would be required if all TIDES holders convert. The call options provide for either an adjustment to the exercise price or a cash payment, at our option, if there is a change in the cash dividends paid on Goodrich common stock.

     We also have entered into foreign currency forward exchange and option contracts to hedge forecasted transactions occurring at various dates through December 2004 that are denominated in foreign currencies. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income (loss) and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income (loss) are reclassified into income in the period that the hedged transactions affect earnings.

     Pensions and Post-Retirement Benefits

     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other post-retirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements, as well as amounts recognized in the Consolidated Balance Sheets. Lower market interest rates led to a reduction in the discount rate during 2003 to 6.5%. The expected return on plan assets was held constant at 8.5%, reflecting the long-term performance of our plan investments.

New Accounting Pronouncements

     See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements, including the respective expected dates of adoption, and the effects on results of operations, cash flows and financial condition, if any.

Liquidity and Capital Resources

     Operating Cash Flows

     Operating activities provided $42.1 million and $19.0 million in 2003 and 2002, respectively, and used $62.7 million in 2001. Over the past two years, inventory reductions have provided $36.4 million of cash. This is the second consecutive year that inventories have shown a significant reduction as a result of our focus on Total Customer Value (“TCV”) lean manufacturing. Also contributing to the upward trend in operating cash flows during these periods was the trend toward lower asbestos-related expenditures net of insurance collections. In 2003, 2002 and 2001, asbestos-related expenditures exceeded proceeds from asbestos-related insurance by $35.5 million, $52.4 million and $78.0 million, respectively. Asbestos-related expenditures and the associated insurance is discussed further under “Contingencies – Asbestos,” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Investing Cash Flows

     We used $34.9 million, $32.3 million and $169.8 million in investing activities in 2003, 2002 and 2001, respectively. Our recurring investing activities primarily relate to capital expenditures. We also used $20.5 million of cash in 2003 to acquire the Pikotek sealing product line and another smaller specialty sealing product line. In 2002, we purchased call options on Goodrich common stock for cash payments totaling $18.2 million to provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. In 2001, we used approximately $155 million to acquire Glacier and a small product line addition in the Engineered Products segment.

     The increase in capital expenditures in each year reflects a decision to increase investments in our operations and to support TCV lean manufacturing projects aimed at improving customer satisfaction, cost reductions and restructuring our operations.

     Financing Cash Flows

     Financing activities provided $0.7 million, $53.0 million and $191.8 million in 2003, 2002 and 2001, respectively. Financing cash flows in 2003 were limited mainly to a partial purchase of the TIDES for approximately $3.5 million in cash, and a borrowing against a promissory note to fund certain pre-retirement death benefits for our executive officers. Prior to the Distribution in 2002, our cash disbursements and cash receipts were managed in a corporate cash concentration system. We describe this activity as net transfers (to) from Goodrich in our Consolidated Statements of Cash Flows. Under this process, Goodrich provided $54.3 million of cash in 2002 that was used primarily to fund operating cash requirements, including asbestos-related expenditures, capital expenditures, a portion of the call options paid prior to the Distribution, and to increase our cash balance as of the date of the Distribution. Cash also was provided in 2002 from a borrowing against a promissory note in connection with funding certain pre-retirement death benefits for our executive officers. As mentioned earlier under “Results of Operations – 2002 Compared to 2001,” subsequent to the Distribution, the distributions on the TIDES are treated as interest expense. Therefore, only the two quarterly TIDES distribution payments made prior to the Distribution are reflected as a financing activity. TIDES distributions made after the Distribution are reflected in operating cash flows as a reduction of income (loss) from continuing operations. Goodrich provided $203.1 million of cash in 2001, which was used for the Glacier acquisition and to fund operating cash requirements and capital expenditures.

     Capital Resources

     Our primary U.S. subsidiaries executed a credit agreement dated May 16, 2002, for a senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the facility is $60 million. During 2003, we amended this facility to reduce the cost and modify certain restrictions and covenants in order to provide the Company with increased flexibility. We do not expect compliance with these restrictions and covenants to materially affect our operations. We have not borrowed against this credit facility.

     Coltec has outstanding approximately $145 million of TIDES due April 15, 2028. During 2003, we purchased $5.0 million of the outstanding TIDES for $3.5 million in cash, resulting in a gain of $1.5 million. The TIDES are convertible at the option of the holder into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date. The value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. Coltec has purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), in an amount that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value. The call options are derivative instruments and are carried at fair value in the Consolidated Balance Sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value of the TIDES as described earlier, we cannot assure you that we will have the financial resources to redeem these securities or effectively hedge this exposure beyond the term of the call options.

     In 2003, we executed a $4.7 million variable rate promissory note in connection with certain pre-retirement death benefits payable to our executive officers. The promissory note is collateralized by life insurance policies and a certificate of deposit. The promissory note bears interest at LIBOR plus a margin of 1.75%, which was 3.12% at December 31, 2003, and is adjusted annually. The promissory note is payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies. This is the second promissory note of this type, each having similar terms and conditions. The total outstanding for these promissory notes was $9.5 million as of December 31, 2003.

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

     Dividends

     The terms of the senior secured revolving credit facility as well as the terms of the TIDES impact directly or indirectly our ability to pay dividends. The senior secured revolving credit facility contains limitations on dividend payments. In connection with the TIDES, Coltec is entitled to withhold interest payments to Coltec Capital Trust for up to 20 quarters. If these interest payments are withheld, Coltec would be unable to pay dividends to EnPro, which could limit our ability to pay dividends to our shareholders during this period.

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

     Environmental

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach to addressing the applicability of all environmental, health and safety laws as they relate to our manufacturing operations and to proposing and implementing any remedial plans that may be necessary. We believe that we, and our subsidiaries, are in material compliance with all currently applicable regulations.

     We, or one of our subsidiaries, have been notified that we are among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 15 sites at each of which the costs to us are expected to exceed $100 thousand. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 13 sites and are in progress at two sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination. Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability for each site is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, we review these liabilities periodically and adjust them to reflect additional technical data and legal information.

     We initiate corrective and preventive environmental projects in an effort to ensure safe and lawful operations at our facilities. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

     At December 31, 2003, our Consolidated Balance Sheet includes an accrued liability of $35.4 million for probable future expenditures relating to environmental sites. The accrued liability includes a partial indemnification of environmental liabilities of Crucible Materials Corporation (“Crucible”), a former Coltec subsidiary. Coltec could be deemed responsible for additional environmental costs as a previous owner of Crucible if Crucible is unable to pay its share of these costs. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

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

     Colt Firearms and Central Moloney

     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of those cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

     Crucible Materials Corporation

     Through our Coltec subsidiary, we own 44% of the outstanding common stock of Crucible through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible common stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and we have exercised no influence over the ongoing activities and business strategies of Crucible.

     Based on an evaluation of the recoverability of our investment in Crucible’s common stock, the investment is valued at zero in our Consolidated Balance Sheets. In addition, due to the lack of any oversight of Crucible’s activities, and due to the uncertainty surrounding the future recoverability of our investment in Crucible, we do not include our proportionate share of Crucible’s net income (loss) in our results of operations.

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

     If Coltec’s percentage ownership of Crucible’s common stock were ever to exceed 50%, Coltec may be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec could be subject to certain liabilities with respect to Crucible’s pension obligations. If Crucible’s pension plans were to be terminated and the plans’ assets were not sufficient to cover the plans’ liabilities, Crucible and all members of its “controlled group” would be responsible for the unfunded termination liability. To the extent that Crucible could not fund any shortfall, Coltec and EnPro could become responsible for funding the shortfall.

     The combined fair value of the assets in Crucible’s pension plans was approximately $22 million less than the accumulated benefit obligations at December 31, 2003. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

     Coltec’s ownership of Crucible’s common stock might never exceed 50% and Coltec might never become part of a “controlled group.” In addition, Crucible’s pension plans might never be terminated and Coltec might never bear any liability for any unfunded termination liability.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuarial report will be required in 2005 and 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution in 2005 is not anticipated. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.0 million each at December 31, 2003. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of Crucible.

     Debt and Capital Lease Guarantees

     As of December 31, 2003, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt or lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $900 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

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

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, a Cuyahoga County, Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75 year old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48 year career as a steamfitter. Garlock was the only defendant who tried the case to verdict but is entitled to credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Post-trial motions are pending with the judge, and Garlock intends to appeal the verdict if it stands. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited by agreement to $80 million per year through the second quarter of 2003. This limit increased by 8% to $86.4 million per year ($21.6 million per quarter) beginning in the third quarter of 2003. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000, and early 2001 will be paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include amounts for those settlements.

     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in four of the five cases it tried to verdict in 2003, and the verdict against it in the other is under review.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The remaining insurance coverage available to Anchor is fully committed. Anchor has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of December 31, 2003, Garlock had available $813 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $67 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $5.8 million from insolvent carriers during 2003 and $2.0 million during 2002. Of the solvent insurance, $623 million (77%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $813 million, $182 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $140 million has been committed to claim settlements not yet paid by Garlock. Thus, as of December 31, 2003, $491 million remains available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit increases by 8% every three years and now is at $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in 2003 that were recorded as a receivable amounted to $25.7 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

     Garlock is involved in a dispute with some of its London market carriers and one of its US carriers that has some policies reinsured through the London market. The London carriers unilaterally have asserted documentation requirements that are not required in the insurance funding agreement, and have withheld payment pending satisfaction of those requirements. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue. In 2003, Garlock collected enough funds from insolvent carriers ($5.8 million), and from carriers who pay at full billing, as if there were no annual limit ($25.0 million), to more than offset the late payments ($15.1 million) from the delinquent carriers.

     As Garlock pursues resolution of the dispute with these carriers, we anticipate that asbestos cash outflows in the first half of 2004 will be much higher than in the first half of 2003. However, we anticipate that we will resolve the dispute later in the year and that, for the 2004 year, asbestos cash outflows will be lower than in 2003. The carriers involved will owe Garlock approximately $38 million of the $86.4 million due under the cap agreement in 2004, in addition to the $15.1 million of delinquent payments.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $623 million of investment grade US-based coverage.

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

	As of and for the
	Year Ended
	December 31,

	2003	2002	2001

(number of cases)
New Actions Filed During the Period (1)	44,700	41,700	37,600
Open Actions at Period-End (1)	141,500	118,800	95,400
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$324.0	$295.9	$293.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$141.2	$138.8	$170.9
(dollars in millions)
Payments (4)	$134.6	$146.3	$165.9
Insurance Recoveries (4)	99.1	93.9	87.9

Net Cash Flows	$(35.5)	$(52.4)	$(78.0)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. The numbers of new actions do not include approximately 10,000 claims paid in 2003 and approximately 16,000 claims paid in 2002 that were previously settled as part of inventory settlements and never filed as lawsuits.

(2)	At December 31, 2003, included $182.8 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at December 31, 2003, is $141.2 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At December 31, 2003, we classified $104.2 million as a current asset and $219.8 million as a non-current asset in the Consolidated Balance Sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2003, we classified $99.5 million as a current liability and $41.7 million as a non-current liability in the Consolidated Balance Sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the years ended December 31, 2003, 2002 and 2001, we added $25.7 million, $34.4 million, and $68.2 million, respectively, of the net cash flows to the asbestos insurance receivable in the Consolidated Balance Sheets, and we recorded $9.8 million, $18.0 million, and $9.8 million, respectively, as an expense in the Consolidated Statements of Operations.

     The number of new actions filed increased considerably in the first six months of 2003 from the first six months of 2002 (33,900 compared to 16,200). We believe that the numbers were much higher than they otherwise would have been because of tort reform efforts in general and in Mississippi and Texas in particular. In the second half of 2003, the number of new actions was much lower than in the comparable 2002 period (10,800 compared to 25,500). In fact, the number of new actions in the second half of 2003 was the lowest for any six month period since 1994.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to accelerate insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims, as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related diseases have been in decline for several years, yet asbestos-related claims filings have increased.

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

Off Balance Sheet Arrangements

     Lease Agreements

     We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2003, approximately $40.3 million of future minimum lease payments were outstanding under these agreements. See Note 16, “Commitments and Contingencies – Other Commitments,” in the Consolidated Financial Statements for additional disclosure.

     Debt and Capital Lease Guarantees

     At December 31, 2003, we have outstanding contingent liabilities for guaranteed debt and lease payments of $11.1 million related to previously divested businesses.

Contractual Obligations

     A summary of our contractual obligations and commitments at December 31, 2003, is as follows:

	Payments Due by Period (in millions)

Contractual		Less than			More than
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$170.2	$2.9	$0.2	$3.1	$164.0
Operating leases	40.3	7.6	12.7	8.5	11.5
Other long-term liabilities	83.2	5.8	7.2	6.4	63.8

Total	$293.7	$16.3	$20.1	$18.0	$239.3

     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2003. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, – Other Contingent Liability Matters,” and in Note 16 in the Consolidated Financial Statements.

     We anticipate that there will be no required funding in 2004, and have not determined whether we will make a discretionary contribution in 2004.

Outlook

     We continue to make progress in connection with our strategy to improve operating efficiency through our TCV initiative, to expand our product offerings and customer base, to strengthen the mix of our businesses, and to manage asbestos settlements by our subsidiaries. Our strong liquidity, cash flows and relatively low leverage ratio provide us with a sound financial base upon which we can build a stronger EnPro.

     We expect sales to increase in 2004 compared to 2003, mainly due to increased engine shipments at Fairbanks Morse Engine. In addition, several of our key operations are looking forward to improved volumes as our markets have shown signs of improvement and increased demand in late 2003. This appears to correlate to the recent improvements in industrial economic indicators and we are cautiously optimistic that this trend will continue. We also are working on new products and have captured increased share in certain markets that we believe will result in improved results, especially if the economy improves. Higher sales volumes and the benefits of our TCV lean manufacturing initiative are expected to result in improved operating margins and increased profitability in 2004.

     We anticipate that cash flows in 2004 will benefit from lower net asbestos payments and improved operating income. However, as previously described, the timing of asbestos-related insurance receipts may be affected by the dispute with certain carriers. Investments that we will make in our new Quincy Compressor operation in China, our new GGB facility in Slovakia and restructuring costs at certain of our U.S. operations are expected to result in increased capital spending.

Certain Risk Factors That May Affect Future Results

     In addition to the risks stated elsewhere in this annual report, set forth below are certain risk factors that we believe are material to our shareholders. If any of these risks occur, our business, financial condition, results of operations, cash flows and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” or “continue,” the negative of those terms or other comparable terminology. Those forward-looking statements are only predictions and can be adversely affected if any of these risks occur.

Risks Related to Our Spin-off from Goodrich Corporation

Coltec’s historical consolidated financial information may not be representative of our historical results as an independent company; therefore, it may not be reliable as an indicator of historical or future results.

     The historical consolidated financial information of our wholly owned subsidiary Coltec included in this report may not reflect what our financial condition, results of operations and cash flows would have been on a historical basis had we operated the EnPro business as an independent company during the periods presented or what our financial condition, results of operations and cash flows will be in the future. This is because Coltec’s historical consolidated financial statements include allocations for services provided or procured by Goodrich. In addition, we have not made adjustments to Coltec’s historical consolidated financial information to reflect other changes that occurred in our cost structure, financing and operations as a result of the Distribution. Finally, as a result of the Distribution, Goodrich, not EnPro, owns Coltec’s aerospace business which is reflected in Coltec’s historical consolidated financial information as a discontinued operation. Therefore, Coltec’s historical consolidated financial statements may not be indicative of our future performance as an independent company.

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

Our business and some of the markets we serve are cyclical and changes in general market conditions could have a material adverse effect on our business.

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

     Under federal and state environmental laws, Coltec or one of its subsidiaries has been named as a potentially responsible party at 15 sites at each of which the costs to it are expected to exceed $100 thousand. Investigations have been completed or are near completion for 13 of these sites and are in progress at the other two sites. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater contamination. We believe that any liability incurred for cleanup at these sites will be satisfied over a number of years, and, in some cases, the costs will be shared with other potentially responsible parties.

     Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary damages. Specifically, we may potentially be subject to the liabilities related to the firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Maloney, another former Coltec operation. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations.

     Our Coltec subsidiary owns 44% of the outstanding common stock of Crucible through an irrevocable non-voting trust. A portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan. As Crucible’s employees retire, they are entitled to redeem those shares. When shares are purchased by

Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases. If Coltec’s ownership of Crucible’s common stock were ever to exceed 50%, Coltec would be deemed to be a “controlling person” with respect to the Crucible pension funds. As such, Coltec and EnPro could become responsible for any shortfall if Crucible’s pension plans were terminated and the plans’ assets were not sufficient to cover the plans’ liabilities. Coltec also has ongoing obligations to pay retiree medical benefits for union employees at a Crucible plant that was closed in the early 1980s.

     We have insurance, reserves and funds held in trust to address these liabilities. However, if our insurance coverage is depleted, our reserves are not adequate or the funds held in trust are insufficient, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.

     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2003, we derived approximately 40% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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

     We intend to continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations. As we expand our international operations, we may also encounter new risks that could adversely affect our revenues and profitability. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local agents, distributors and trading companies. If we are not successful in developing these relationships, we may not be able to increase sales in these regions. We also face numerous risks associated with establishing new facilities in Slovakia and China, including unanticipated construction costs and delays in starting production.

If we are unable to protect our intellectual property rights and knowledge relating to our products, our business and prospects may be negatively impacted.

     We believe that proprietary products and technology are important to our success. If we are unable to adequately protect our intellectual property and know-how, our business and prospects could be negatively impacted. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patents issued to third parties, whether before or after the issue date of our patents, could render our intellectual property less valuable. Questions as to whether our competitors’ products infringe our intellectual property rights or whether our products infringe our competitors’ intellectual property rights may be disputed. In addition, intellectual property rights may be unavailable, limited or difficult to enforce in some jurisdictions, which could make it easier for competitors to capture market share in those jurisdictions.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

     A relatively small number of shares traded in any one day could have a significant affect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. In particular, reports concerning the possibility of national asbestos litigation reform could cause a significant increase or decrease in the market price of our common stock.

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

     Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	payments related to asbestos litigation or annual costs related to asbestos litigation that are not covered by insurance or that exceed the annual limits in place with our insurance;

•	the timing of receipt of insurance proceeds;

•	changes in the fair value of call options on Goodrich common stock purchased by Coltec to reduce the economic risk of the conversion feature of the TIDES;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in the U.S., Canada, Europe and other major regions in which we do business;

•	costs related to possible future acquisitions of technologies or businesses;

•	an increase in the number or magnitude of product liability claims; and

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the United States.

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

Risks Related to Our Capital Structure

Our debt agreements impose limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.

     The agreements relating to the TIDES and the 7½% Coltec Senior Notes impose limitations on our operations. We also have a senior secured revolving credit facility that imposes additional and, in some cases, more restrictive limitations. These limitations could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.

We may not have adequate cash or the ability to finance conversions of the TIDES.

     Until April 15, 2028, each TIDES is convertible at the option of the holder into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock. Should the holders of the TIDES exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable on or after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock on the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Coltec may not have sufficient cash on hand or the ability to finance these transactions in the time period required by the agreements relating to the TIDES. Failure to honor conversion rights would be a default under the TIDES agreements.

     Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the aggregate liquidation value of the TIDES of $145 million. Coltec has purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price), in an amount that would be required if all TIDES holders convert. Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed their liquidation value. While Coltec has hedged its exposure to conversion costs in excess of the aggregate liquidation value of the TIDES, as described earlier, we cannot be certain that Coltec will have the financial resources to redeem these securities or effectively hedge its exposure to potential conversion costs in excess of the aggregate liquidation value of the TIDES beyond the term of the call options.

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

Interest Rate Risk

     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2003. The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed Rate Debt	$2.9	$0.2	$—	$—	$3.1	$154.6	$160.8	$141.6
Average Interest Rate	5.9%	3.4%	—	—	7.5%	5.3%	5.3%
Variable Rate Debt	$—	$—	$—	$—	$—	$9.4	$9.4	$9.4
Average Interest Rate (1)	—	—	—	—	—	3.1%	3.1%

(1)	The average interest rate is based on the actual interest rate as of December 31, 2003.

Foreign Currency Risk

     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of December 31, 2003.

	Amount
	Outstanding
	in United States
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Buy USD/sell Canadian dollar	$15.1	Jan 2004 - Dec 2004	1.426 to 1.443 Canadian dollar/ USD
Buy USD/sell euro	13.9	Jan 2004 - Dec 2004	1.1264 to 1.1339 USD/euro
Buy USD/sell Australian dollar	4.3	Jan 2004 - Dec 2004	0.6259 to 0.6446 USD/Australian dollar
Buy Slovakian koruna/sell euro	3.4	Jan 2004 - Dec 2004	42.91 to 43.86 Slovakian koruna/euro
Buy euro/sell USD	3.1	Jan 2004 - Dec 2004	1.0817 to 1.2569 USD/euro
Buy Slovakian koruna/sell USD	1.3	Jan 2004 - Dec 2004	37.81 to 38.93 Slovakian koruna/USD
Buy USD/sell British pound	1.1	Jan 2004 - Dec 2004	1.557 to 1.585 USD/British pound

	42.2

Option Contracts			Strike Price
Buy euro/sell USD	9.6	Feb 2004 - Nov 2004	1.1440 USD/euro

	$51.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ENPRO INDUSTRIES, INC.
Index to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 18, 2003, we filed a Current Report on Form 8-K announcing the decision to engage PricewaterhouseCoopers LLP as our new independent auditors for the year beginning January 1, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to reasonably assure that they will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and officers appearing under the captions “Nominees for Election” and “Legal Proceedings,” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 6, 2004 is incorporated herein by reference.

     Information concerning our executive officers is set forth below:

Name	Age	Position

Ernest F. Schaub	60	President, Chief Executive Officer and
		Director

William Dries	52	Senior Vice President and Chief Financial
		Officer

Richard C. Driscoll	62	Senior Vice President – Human Resources

Richard L. Magee	46	Senior Vice President, General Counsel
		and Secretary

Donald G. Pomeroy II	37	Vice President and Controller

Robert D. Rehley	43	Vice President and Treasurer

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

     William Dries is currently Senior Vice President and Chief Financial Officer and has held this position since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was an employee of Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having served from 1998 to 1999 as Senior Vice President – Finance, and from 1990 to 1998 as Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985.

     Richard C. Driscoll is currently Senior Vice President – Human Resources and has held this position since May 2002. From 1990 until joining the Company, he was Vice President – Human Resources of Goodrich Corporation. Mr. Driscoll joined Goodrich in 1964 and held a number of human resources management positions in several different operations, at the corporate office and with the Aerospace Segment.

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

     Donald G. Pomeroy II is currently Vice President and Controller and has held this position since May 2002. He was Vice President, Finance and Information Technology at Stemco for Coltec Industries

Inc from August 1998 until October 2001, and an employee of Coltec Industries Inc from November 2001 through May 2002. From May 1995 to February 1996, Mr. Pomeroy was a financial analyst, and from February 1996 to August 1998, he was Controller – International Operations, at Garlock Sealing Technologies for Coltec Industries Inc. Prior to joining Garlock Sealing Technologies, Mr. Pomeroy, a certified public accountant, was with Coopers & Lybrand LLP.

     Robert D. Rehley is currently Vice President and Treasurer and has held this position since May 2002. He was an employee of Coltec Industries Inc from January 2002 through April 2002. Mr. Rehley was Assistant Treasurer of Metaldyne Corporation from October 2001 to January 2002, and was Executive Director – Corporate Tax for Metaldyne from December 2000 until October 2001. Previously, he was Treasurer of Simpson Industries from April 1998 until December 2000. Mr. Rehley was Director – Finance and Business Development for Cummins Engine Company, Inc. from October 1996 until April 1998.

     We adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available on our Internet site at www.enproindustries.com. We intend to disclose on our Internet site any substantive changes to the Code and any waivers granted under the Code to the specified officers.

     Information concerning the determination by our Board of Directors that a financial expert serves on our Audit and Risk Management Committee, which appears under the caption “Governance of the Company – Determination With Respect to Audit Committee Financial Expert” in our definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 6, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 6, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our definitive proxy statement for the 2004 annual meeting of shareholders to be held May 6, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have no relationships or transactions to report under this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing under the caption “Independent Auditors” in our definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 6, 2004, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules

     Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 appears on page 84.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 44 to 48.

(b)	Reports on Form 8-K

     We filed a Current Report on Form 8-K on October 1, 2003, announcing our acquisition of Corrosion Control Corporation.

     We furnished a Current Report on Form 8-K on October 30, 2003, announcing our earnings for the fiscal quarter ended September 30, 2003.

     We filed a Current Report on Form 8-K on November 18, 2003, announcing the decision to engage PricewaterhouseCoopers LLP as our new independent auditors for the fiscal year beginning January 1, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of March 2004.

ENPRO INDUSTRIES, INC

	By:	/s/ Richard L. Magee

Richard L. Magee
Date: March 3, 2004		Senior Vice President, General Counsel and
Secretary

	By:	/s/ Donald G. Pomeroy II

Donald G. Pomeroy II
Vice President and Controller
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ernest F. Schaub Ernest F. Schaub	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2004

/s/ William Dries William Dries	Senior Vice President and Chief Financial Officer	March 3, 2004

/s/ Donald G. Pomeroy II Donald G. Pomeroy II	Vice President and Controller (Principal Accounting Officer)	March 3, 2004

/s/ William R. Holland William R. Holland*	Chairman of the Board and Director	March 3, 2004

/s/ J. P. Bolduc J. P. Bolduc*	Director	March 3, 2004

/s/ Peter C. Browning Peter C. Browning*	Director	March 3, 2004

/s/ Joe T. Ford Joe T. Ford*	Director	March 3, 2004

/s/ James H. Hance, Jr. James H. Hance, Jr.*	Director	March 3, 2004

/s/ Gordon D. Harnett Gordon D. Harnett*	Director	March 3, 2004

* By:	/s/ Richard L. Magee
Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Certificate of Trust of Coltec Capital Trust (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.4	Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee and the individuals named therein as Administrative Trustees (incorporated by reference to Exhibit 4.2 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.5	Form of 5¼% Convertible Preferred Securities (included in Exhibit 4.4 above)

4.6	Indenture dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee, relating to the 5¼% Convertible Junior Subordinated Deferrable Interest Debentures due 2028 (incorporated by reference to Exhibit 4.3 to Coltec Industries Inc’s Registration Statement on Form S-3 (File No. 333-52975))

4.7	First Supplemental Indenture, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.8	Form of 5¼% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028 (included in Exhibit 4.6 above)

4.9	Guarantee Agreement, dated as of April 14, 1998, between Coltec Industries Inc and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Coltec Industries Inc’s Registration Statement on Form S-3 (No. 333-52975))

4.10	Guarantee Agreement, dated as of July 12, 1999, between The B.F. Goodrich Company and The Bank of New York, as trustee (incorporated by reference to Amendment No. 1 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.11	Guarantee Agreement, dated as of May 31, 2002, between EnPro Industries, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.12	Second Supplemental Indenture, dated as of May 31, 2002, among Coltec Industries Inc, EnPro Industries, Inc., Goodrich Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.12 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

4.13	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7½% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.14	Form of 7½% Senior Note due 2008 (included in Exhibit 4.13 above)

10.1	Tax Matters Arrangements between Goodrich Corporation and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.2	Indemnification Agreement among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.3	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.5+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.6*+	EnPro Industries, Inc. Long-Term Incentive Plan

10.7+	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.8+	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.9*+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective March 1, 2004)

10.10+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.11	Credit Agreement dated as of May 16, 2002, among the financial institutions named therein, Bank of America, N.A., as the agent, Citicorp USA, Inc., as the syndication agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies, LLC, Garlock Bearings LLC, Haber Tool Company, and Stemco LLC, as the borrowers, and Coltec Industries Inc, as the funds administrator (incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.12	Security Agreement dated as of May 16, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.13	Parent Guarantee dated as of May 31, 2002 by EnPro Industries, Inc. in favor of the financial institutions named therein and their successors and permitted assigns, Bank of America, N.A., as letter of credit issuer and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.14	Pledge Agreement dated as of May 31, 2002 among Bank of America, N.A., as the agent, and EnPro Industries, Inc., Coltec Industries Inc, Garlock Sealing Technologies LLC, Coltec International Services Co., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.15	First Amendment to Loan Documents dated as of December 4, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.16	First Amendment to Credit Agreement dated as of January 29, 2003 between Bank of America, N.A., as agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc and Stemco LLC (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.17	Second Amendment to Credit Agreement dated as of November 4, 2003 between Bank of America, N.A., as agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc and Stemco LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2003 filed by EnPro Industries, Inc.)

10.18+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.19+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.20+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard C. Driscoll (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.21+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.22+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.23+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.24+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.25+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.26+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard C. Driscoll (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.27+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

21*	List of Subsidiaries

23*	Consent of Ernst & Young LLP

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from James H. Hance, Jr.

24.5*	Power of Attorney from Gordon D. Harnett

24.6*	Power of Attorney from William R. Holland

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

* Items marked with an asterisk are filed herewith.

+ Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
EnPro Industries, Inc.

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and subsidiaries (the “Company”) (formerly Coltec Industries Inc) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the accompanying financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnPro Industries, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 4, 2004

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001
(In millions, except per share data)

	2003	2002	2001

Sales	$730.1	$709.9	$629.7
Operating costs and expenses:
Cost of sales	501.1	498.7	433.3
Selling, general and administrative expenses	163.8	151.8	134.3
Asbestos-related expenses	9.8	18.0	9.8
Restructuring and impairment costs	2.6	3.9	3.8

	677.3	672.4	581.2

Operating income	52.8	37.5	48.5
Interest expense	(9.2)	(14.9)	(25.8)
Interest income	1.6	1.2	0.5
Mark-to-market adjustment for call options	1.2	(16.7)	—
Other income (expenses)	4.5	(23.9)	—

Income (loss) before income taxes and distributions on convertible preferred securities of trust	50.9	(16.8)	23.2
Income tax (expense) benefit	(17.7)	7.5	(8.7)
Distributions on convertible preferred securities of trust	—	(3.3)	(7.9)

Income (loss) from continuing operations	33.2	(12.6)	6.6
Income from discontinued operations, net of taxes	—	24.2	94.1

Income before cumulative effect of a change in accounting principle	33.2	11.6	100.7
Cumulative effect of a change in accounting principle, net of taxes	—	(14.6)	—

Net income (loss)	$33.2	$(3.0)	$100.7

Basic earnings per share:
Continuing operations	$1.64	$(0.62)
Discontinued operations	—	1.20
Cumulative effect of a change in accounting principle	—	(0.73)

Net income (loss)	$1.64	$(0.15)

Diluted earnings per share:
Continuing operations	$1.61	$(0.62)
Discontinued operations	—	1.20
Cumulative effect of a change in accounting principle	—	(0.73)

Net income (loss)	$1.61	$(0.15)

See notes to consolidated financial statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(In millions)

	2003	2002	2001

OPERATING ACTIVITIES
Income (loss) from continuing operations	$33.2	$(12.6)	$6.6
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Payments for asbestos-related claims, net of insurance proceeds	(25.7)	(34.4)	(68.2)
Depreciation	24.3	23.5	21.1
Amortization	7.3	6.4	7.7
Deferred income taxes	10.8	(12.2)	38.7
Mark-to-market adjustment for call options	(1.2)	16.7	—
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Receivables	(3.5)	(6.1)	6.1
Sale of receivables	—	—	(30.5)
Inventories	14.8	21.6	(8.1)
Accounts payable	0.3	(5.6)	7.9
Income taxes payable	(3.6)	38.8	(26.5)
Other current assets and liabilities	(6.1)	(16.9)	7.1
Other non-current assets and liabilities	(8.5)	(0.2)	(24.6)

Net cash provided by (used in) operating activities of continuing operations	42.1	19.0	(62.7)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.8)	(18.7)	(16.4)
Proceeds from sales of assets	6.4	0.9	1.7
Purchase of call options	—	(18.2)	—
Receipts (payments) in connection with acquisitions, net of cash acquired	(20.5)	3.7	(155.1)

Net cash used in investing activities of continuing operations	(34.9)	(32.3)	(169.8)

FINANCING ACTIVITIES
Borrowings	4.7	4.7	—
Repayments of debt	(3.9)	(2.1)	(3.4)
Proceeds from issuance of common stock	0.5	—	—
Distributions on convertible preferred securities of trust	—	(3.9)	(7.9)
Net transfers (to) from Goodrich	(0.6)	54.3	203.1

Net cash provided by financing activities of continuing operations	0.7	53.0	191.8

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	—	13.0	44.6

Effect of exchange rate changes on cash and cash equivalents	5.0	3.2	0.4

Net increase in cash and cash equivalents	12.9	55.9	4.3
Cash and cash equivalents at beginning of year	81.8	25.9	21.6

Cash and cash equivalents at end of year	$94.7	$81.8	$25.9

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9.6	$16.4	$23.7
Income taxes	$12.5	$6.7	$3.2

See notes to consolidated financial statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
(In millions, except share amounts)

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$94.7	$81.8
Accounts and notes receivable, less allowance for doubtful accounts of $3.2 in 2003 and $3.8 in 2002	107.4	92.8
Asbestos insurance receivable	104.2	93.9
Inventories	50.6	61.9
Prepaid expenses and other current assets	26.9	22.4

Total current assets	383.8	352.8
Property, plant and equipment	134.5	136.0
Goodwill	128.3	123.7
Other intangible assets	72.8	61.3
Asbestos insurance receivable	219.8	202.0
Other assets	81.5	79.5

Total assets	$1,020.7	$955.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2.9	$0.4
Accounts payable	47.7	43.0
Asbestos liability	99.5	78.9
Other accrued expenses	58.1	71.9

Total current liabilities	208.2	194.2
Long-term debt	167.3	170.5
Deferred income taxes	32.3	20.4
Retained liabilities of previously owned businesses	44.0	41.3
Environmental liabilities	33.4	35.0
Asbestos liability	41.7	59.9
Other liabilities	57.2	46.5

Total liabilities	584.1	567.8

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 20,507,982 shares at December 31, 2003 and 20,416,302 shares at December 31, 2002	0.2	0.2
Additional paid-in capital	406.8	406.9
Retained earnings (accumulated deficit)	25.5	(7.7)
Accumulated other comprehensive income (loss)	5.7	(10.3)
Common stock held in treasury, at cost – 244,919 shares at December 31, 2003 and 245,018 shares at December 31, 2002	(1.6)	(1.6)

Total shareholders’ equity	436.6	387.5

Total liabilities and shareholders’ equity	$1,020.7	$955.3

See notes to consolidated financial statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001
(Dollars and shares in millions)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other		Net	Total
			Paid-in	(Accumulated	Comprehensive	Treasury	Investment	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	by Goodrich	Equity

Balance, December 31, 2000	—	$—	$—	$—	$(15.0)	$—	$(11.8)	$(26.8)
Net income	—	—	—	—	—	—	100.7	100.7
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(0.5)	—	—	(0.5)
Minimum pension liability adjustment	—	—	—	—	(0.1)	—	—	(0.1)

Total comprehensive income								100.1
Net transfers from Goodrich	—	—	—	—	—	—	203.1	203.1

Balance, December 31, 2001	—	—	—	—	(15.6)	—	292.0	276.4
Net income (loss)	—	—	—	(7.7)	—	—	4.7	(3.0)
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	7.7	—	—	7.7
Minimum pension liability adjustment	—	—	—	—	(6.1)	—	—	(6.1)
Accumulated gain on cash flow hedges	—	—	—	—	0.4	—	—	0.4

Total comprehensive loss								(1.0)
Dividend of Coltec Aerospace	—	—	—	—	—	—	(279.1)	(279.1)
Assumption of certain assets and liabilities by Goodrich	—	—	—	—	3.3	—	333.6	336.9
Net transfers from Goodrich	—	—	—	—	—	—	54.3	54.3
Issuance of common stock	20.4	0.2	—	—	—	—	(0.2)	—
Reclassification of remaining net investment by Goodrich	—	—	405.3	—	—	—	(405.3)	—
Receipt of treasury shares	(0.2)	—	1.6	—	—	(1.6)	—	—

Balance, December 31, 2002	20.2	0.2	406.9	(7.7)	(10.3)	(1.6)	—	387.5
Net income	—	—	—	33.2	—	—	—	33.2
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14.7	—	—	14.7
Minimum pension liability adjustment	—	—	—	—	2.4	—	—	2.4
Accumulated loss on cash flow hedges	—	—	—	—	(1.1)	—	—	(1.1)

Total comprehensive income								49.2
Issuance of common stock	0.1	—	0.5	—	—	—	—	0.5
Transfer to Goodrich	—	—	(0.6)	—	—	—	—	(0.6)

Balance, December 31, 2003	20.3	$0.2	$406.8	$25.5	$5.7	$(1.6)	$—	$436.6

See notes to consolidated financial statements.

ENPRO INDUSTRIES, INC.
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

Basis of Presentation

     These financial statements present Coltec’s consolidated results of operations and cash flows as it operated as a wholly owned subsidiary of Goodrich prior to the Distribution, including certain adjustments and allocations necessary for a fair presentation of the business, and EnPro’s consolidated results of operations, cash flows and financial condition after the Distribution. As noted above, Coltec transferred Coltec Aerospace to Goodrich prior to the Distribution. The transfer of Coltec Aerospace to Goodrich constituted the disposal of a segment under APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Accordingly, Coltec Aerospace was accounted for as a discontinued operation and its revenues, costs and expenses, and cash flows have been segregated in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. There are no operations shown as discontinued operations other than Coltec Aerospace.

     Management believes that the assumptions underlying the Consolidated Financial Statements are reasonable. However, the financial information in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, does not necessarily include all of the expenses that would have been incurred by Coltec had it been a separate, stand-alone entity prior to the Distribution and may not necessarily reflect what Coltec’s consolidated results of operations and cash flows would have been had Coltec been a stand-alone entity prior to the Distribution.

Summary of Significant Accounting Policies

     Principles of Consolidation – The consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. All significant transactions among the Company’s operations have been eliminated.

     Revenue Recognition – Revenue is recognized at the time products are shipped or services are rendered. Any shipping costs billed to customers are recognized as revenue.

     Asbestos – An accrual is recorded for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. An asset is recorded for the amount that is expected to be recovered from insurance.

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

     Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents – Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

     Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method are valued using first-in, first-out (“FIFO”), and are recorded at the lower of cost or market.

     Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Major renewals and betterments are capitalized; whereas, maintenance and repairs are expensed as incurred. The cost of property sold or otherwise disposed and related accumulated depreciation are removed from the accounts at the time of disposal, and any resulting gain or loss is included in income. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 40 years; machinery and equipment, 3 to 15 years.

     Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and, prior to 2002, was amortized using the straight-line method, in most cases over 20 to 40 years. Subsequent to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002, goodwill is no longer amortized, but instead is subject to annual impairment testing conducted at the same time each year. The Company’s annual impairment test is conducted as of October 1, although interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Other intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 3 to 25 years. Other intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount.

     Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheets are used to calculate future income tax assets or liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation – The Company accounts for stock options using the intrinsic value method. Required pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003		2002

Risk-free interest rate	3.0%		4.2%
Dividend yield	0.0%		0.0%
Volatility factor	73.2%		65.0%
Expected life of the options	5.0	years	7.0	years

     The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The fair value of stock options granted during 2003 and 2002 was $2.53 and $3.66 per share, respectively.

     For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

(in millions, except per share amounts)	2003	2002

Net income (loss):
As reported	$33.2	$(3.0)
Stock-based employee compensation cost, net of related tax effects	(1.6)	(1.3)

Pro forma	$31.6	$(4.3)

Basic earnings per share:
As reported	$1.64	$(0.15)
Pro forma	$1.56	$(0.21)
Diluted earnings per share:
As reported	$1.61	$(0.15)
Pro forma	$1.53	$(0.21)

     The effects of this pro forma disclosure are not likely to be representative of effects on reported net income for future years.

     Fair Value – Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, the current asbestos insurance receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term investments is based on quoted market prices.

     Research and Development Expense – Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2003, 2002 and 2001 were $11.0 million, $12.9 million and $12.7 million, respectively.

     Derivative Instruments – Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Coltec purchased call options in 2002 to mitigate the financial exposure created by the conversion feature of the 51/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (the “TIDES”). The call options are derivative instruments and are carried at fair value with changes reflected in income. During the year ended December 31, 2003, the Company recorded a $1.2 million non-cash increase in the fair value of these call options. The fair value of the call options declined by $16.7 million during the year ended December 31, 2002, resulting in a non-cash charge to earnings.

     The Company also has entered into foreign currency forward and option contracts to hedge forecasted transactions occurring at various dates through December 2004 that are denominated in foreign currencies. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income (loss) and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income (loss) are reclassified into income in the period that the hedged transactions affect earnings. It is anticipated that all amounts within accumulated other comprehensive income (loss) at December 31, 2003, will be reclassified into income within the next twelve months.

     Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement items are translated using weighted-average exchange rates. The translation adjustment is included as a component of shareholders’ equity; whereas, gains and losses on foreign currency transactions are included in income. Foreign currency transaction gains (losses) totaled $2.5 million, $(0.4) million and $0.2 million for 2003, 2002 and 2001, respectively.

     Earnings Per Share – The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2003

Numerator (basic and diluted):
Net income	$33.2

Denominator:
Weighted-average shares – basic	20.2
Employee stock options	0.4

Weighted-average shares – diluted	20.6

Earnings per share:
Basic	$1.64

Diluted	$1.61

     Basic and diluted earnings per share in 2002 were computed based on the net loss divided by the average common shares outstanding during the period of 20.2 million shares. As of December 31, 2002, there were no dilutive common stock equivalents that would cause diluted earnings per share to differ from basic earnings per share. Because EnPro’s results were consolidated into the results of Goodrich in 2001, per share numbers do not apply to that period.

     Reclassifications – Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

     New Accounting Pronouncements – In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, the Revised Interpretations must be applied no later than the Company’s first quarter of 2004. The Company is using this implementation period to continue reviewing FIN 46 to determine its impact, if any, on future reporting periods related to Coltec’s relationship with Crucible Materials Corporation (“Crucible”). Coltec’s relationship with Crucible, as discussed in Note 16, includes its ownership of Crucible common stock and debt guarantees. Also as described in Note 16, Coltec could be subject to certain liabilities with respect to Crucible’s environmental liabilities and pension obligations under certain circumstances.

2.     Acquisitions

     In October 2003, the Company acquired Pikotek, a privately held manufacturer of insulating seals used in high pressure, corrosive applications. Pikotek is included in the Company’s Sealing Products segment. Also during 2003, the Company purchased a small product line, and paid an amount under earn-out provisions of a previously consummated acquisition. The cost of these acquisitions totaled $20.5 million and resulted in an increase in working capital of $1.0 million, an increase in property, plant and equipment of $0.4 million, an increase in goodwill of $4.6 million, an increase in other intangible assets of $16.1 million and an increase in other non-current liabilities of $1.6 million.

     During 2002, the Company received $4.8 million in satisfaction of final post-closing settlements and paid $1.1 million under earn-out provisions of previously consummated acquisitions. Both transactions were recorded as adjustments to the goodwill associated with these acquisitions.

     In September 2001, the Company acquired the Glacier metal polymer bearings business (“Glacier”). The results of Glacier’s operations have been included in the Consolidated Financial Statements of the Company since that date. The business manufactures and distributes industrial metal polymer bearings and was integrated with the Company’s Garlock Bearings business, which is included in the engineered products segment. The integrated business is referred to as GGB. The acquisition extends the Company’s reach geographically; broadens its current product offerings; provides economies of scale related to raw material purchases; and includes the use of trademarks, intellectual property and the Glacier® brand name for a limited period of time. The acquisition was recorded using the purchase method of accounting.

     The following pro forma information assumes that the acquisition occurred as of January 1, 2001.

	Year Ended December 31, 2001

	Historical	Glacier	Pro Forma

	(in millions)
Sales	$629.7	$68.7	$698.4
Operating income	$48.5	$6.2	$54.7
Income from discontinued operations	$94.1	$—	$94.1
Net income	$100.7	$3.9	$104.6

     The cost for Glacier and a small product line acquisition in 2001 was $155.1 million.

3.     Other Income (Expenses)

     During the year ended December 31, 2003, the Company recorded pre-tax income of a non-operating nature totaling $4.5 million. This income consisted of two primary components. First, the Company purchased, for $3.5 million, 100,000 TIDES with a carrying value of $5.0 million resulting in a pre-tax gain of $1.5 million. Second, the Company sold two buildings having a book value of $1.6 million for $4.1 million, resulting in a pre-tax gain of $2.5 million.

     During the year ended December 31, 2002, the Company recorded pre-tax charges of a non-operating nature totaling $23.9 million. These charges consisted of two primary components. First, in connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of developments at a number of environmental sites associated with previously divested businesses, the Company increased its environmental reserves by approximately $12 million to reflect an increase in the estimated costs to remediate these sites. Second, based on new information regarding an adverse court ruling during 2002 related to severance owed as a result of the closing of a plant in 1982, the Company increased the reserve for this case by approximately $11 million. In December 2002, $14.4 million was paid in connection with this liability.

4.     Restructuring and Impairment Costs

     During 2003, the Company incurred $1.4 million of restructuring costs, which included $0.2 million of personnel-related costs associated with workforce reductions at several operating units and $1.2 million related to facility closures and consolidations. Workforce reductions announced in 2003 totaled 59 positions, primarily production personnel. Seven of these employees were terminated by December 31, 2003. Restructuring reserves at December 31, 2003, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2002	Provision	Payments	2003

		(in millions)
Personnel related costs	$0.9	$0.2	$(0.9)	$0.2
Facility consolidation costs	0.1	1.2	(1.3)	—

	$1.0	$1.4	$(2.2)	$0.2

     During 2003, the Company incurred $1.3 million of asset impairment charges related to a product line within the Sealing Products segment. Inventory accounted for $0.1 million of the asset write-down and was reflected in cost of sales in the Consolidated Statements of Operations. The remaining $1.2 million related primarily to property, plant and equipment impairment, which was included in restructuring and impairment costs in the Consolidated Statements of Operations.

     During 2002, the Company relocated or consolidated several of its manufacturing facilities and transitioned the manufacturing of several product lines to different sites. Workforce reductions announced in 2002 totaled approximately 240, primarily production positions of which 182 were terminated by December 31, 2002, and the balance were terminated by December 31, 2003.

     The Company incurred $3.9 million of restructuring costs related to these initiatives during the year ended December 31, 2002. The restructuring costs included $2.9 million for facility consolidations and equipment relocations and $1.0 million for termination benefits. Restructuring reserves at December 31, 2002, as well as activity during the year ended December 31, 2002, consisted of:

	Balance			Balance
	December 31,			December 31,
	2001	Provision	Payments	2002

		(in millions)
Personnel related costs	$2.1	$1.0	$(2.2)	$0.9
Facility consolidation costs	1.1	2.9	(3.9)	0.1

	$3.2	$3.9	$(6.1)	$1.0

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

     Restructuring reserves at December 31, 2001, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2000	Provision	Activity	2001

		(in millions)
Personnel related costs	$1.3	$2.4	$(1.6)	$2.1
Asset write-down and facility consolidation costs	0.1	2.3	(1.3)	1.1

	$1.4	$4.7	$(2.9)	$3.2

5.     Income Taxes

     Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,

	2003	2002	2001

		(in millions)
Domestic	$30.5	$(29.6)	$6.7
Foreign	20.4	12.8	16.5

Total	$50.9	$(16.8)	$23.2

     A summary of income tax (expense) benefit from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,

	2003	2002	2001

		(in millions)
Current:
Federal	$1.0	$0.7	$32.1
Foreign	(7.8)	(5.4)	(4.7)
State	(0.1)	—	2.6

	(6.9)	(4.7)	30.0
Deferred:
Federal	(9.4)	10.6	(36.1)
Foreign	(0.7)	0.8	—
State	(0.7)	0.8	(2.6)

	(10.8)	12.2	(38.7)

Total	$(17.7)	$7.5	$(8.7)

     Significant components of deferred income tax assets and liabilities at December 31, 2003 and 2002, are as follows:

	2003	2002

	(in millions)
Deferred income tax assets:
Accrual for post-retirement benefits other than pensions	$1.9	$2.1
Environmental reserves	17.3	18.0
Retained liabilities of previously owned businesses	16.9	16.0
Call options	6.0	6.5
Pensions	6.1	5.9
Accruals and reserves	16.5	22.7

Total deferred income tax assets	64.7	71.2

Deferred income tax liabilities:
Inventories	(4.7)	(6.4)
Tax depreciation in excess of book	(13.5)	(16.5)
Payments in excess of insurance recoveries	(61.1)	(51.6)
Other	(3.7)	(1.8)

Total deferred income tax liabilities	(83.0)	(76.3)

Net deferred income taxes	$(18.3)	$(5.1)

Management’s analysis indicates that the turnaround periods for certain of these assets are for long periods of time or are indefinite. In addition, management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully recognize any remaining deferred tax assets.

     The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	(3.1)	—	(2.1)
State and local taxes	1.4	4.8	—
Tax exempt income from foreign sales corporation	—	—	(3.3)
Trust distributions	—	6.9	(11.6)
Repatriation of non-U.S. earnings	—	—	1.7
Foreign rate variations	4.5	(1.0)	(4.6)
Capital loss transaction	—	—	20.9
Other items	(3.0)	(0.8)	1.5

Effective income tax rate	34.8%	44.9%	37.5%

     The effective tax rate in 2002 was a benefit as a result of the pre-tax loss.

     The Company has not provided for U.S. federal and foreign withholding taxes on $39.0 million of foreign subsidiaries’ undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $3.0 million.

6.     Inventories

     Inventories consisted of the following:

	As of December 31,

	2003	2002

	(in millions)
Finished products	$47.9	$63.8
Work in process	56.8	41.0
Raw materials and supplies	13.5	11.5

	118.2	116.3
Reserve to reduce certain inventories to LIFO basis	(14.5)	(14.1)
Progress payments	(53.1)	(40.3)

Total	$50.6	$61.9

     Approximately 56% and 60% of inventories were valued by the LIFO method in 2003 and 2002, respectively.

7.     Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

	As of December 31,

	2003	2002

	(in millions)
Land	$3.7	$3.8
Buildings and improvements	84.1	84.9
Machinery and equipment	290.1	285.0
Construction in progress	10.0	9.3

	387.9	383.0

Less accumulated depreciation	(253.4)	(247.0)

Total	$134.5	$136.0

8.     Goodwill and Other Intangible Assets

     During 2002, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the discounted present value of estimated future cash flows. Since the carrying value of the assets of certain reporting units in the Sealing Products segment exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS 142, and the carrying value of the goodwill. Goodwill related to the Sealing Products segment was determined to be impaired and, as required by SFAS 142, was reduced by $23.4 million ($14.6 million, net of tax) to its implied fair value. The reduction was recorded as a cumulative effect of a change in accounting principle. The Company also completed its required annual impairment tests of goodwill as of October 1, 2003 and 2002. The results of these assessments did not indicate any further impairment of the goodwill.

     Income from continuing operations for the year ended December 31, 2001, adjusted to exclude amounts no longer being amortized, is as follows. Because the Company’s results were consolidated with the results of Goodrich in 2001, per share amounts do not apply.

Year Ended
December 31,
2001

(in millions)
Reported net income	$100.7
Adjustments:
Goodwill amortization	3.9
Income taxes on goodwill amortization	(1.5)

Adjusted net income	$103.1

     The changes in the net carrying value of goodwill by reportable segments for the years ended December 31, 2003 and 2002, are as follows:

	Sealing	Engineered
	Products	Products	Total

	(in millions)
Goodwill, net as of December 31, 2001	$58.9	$85.7	$144.6
Impairment losses recognized	(23.4)	—	(23.4)
Post acquisition adjustments	—	0.9	0.9
Currency translation adjustment	1.6	—	1.6

Goodwill, net as of December 31, 2002	37.1	86.6	123.7
Acquisitions	4.2	—	4.2
Post acquisition adjustment	—	0.4	0.4

Goodwill, net as of December 31, 2003	$41.3	$87.0	$128.3

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

		(in millions)
Customer relationships	$32.7	$6.3	$26.7	$3.4
Existing technology	16.5	1.2	15.9	0.7
Trademarks	24.5	2.1	22.8	1.7
Other	11.6	2.9	3.8	2.1

	$85.3	$12.5	$69.2	$7.9

     Amortization expense for the years ended December 31, 2003, 2002 and 2001, was $4.6 million, $4.1 million and $2.5 million, respectively. Amortization expense for these intangible assets for 2004 through 2008 is estimated to be approximately $5 million per year. The Company has approximately $16 million and $14 million of trademarks in other intangible assets with indefinite lives as of December 31, 2003 and 2002, respectively.

9.     Long-Term Debt

     The Company’s long-term debt at December 31, 2003 and 2002, is summarized as follows:

	2003	2002

	(in millions)
TIDES	$145.0	$150.0
Coltec Senior Notes	3.1	3.1
Promissory notes	9.4	4.7
Industrial revenue bonds	12.1	12.1
Other notes payable, interest rates from 2.9% to 4.0%	0.6	1.0

	170.2	170.9
Less current maturities of long-term debt	2.9	0.4

	$167.3	$170.5

     The Company’s primary operating subsidiaries executed a credit agreement dated May 16, 2002, as amended on November 4, 2003, for a senior secured revolving credit facility with a group of banks. This agreement gives the Company the ability to borrow up to $60 million through May 2006. Borrowings are available at LIBOR plus a margin of 1.50% to 2.50%. The Company paid a $3.1 million commitment fee in 2002, which is being amortized over the life of the agreement. The Company pays an annual unused line fee ranging from 0.25% to 0.75% depending on the amount of utilization. The Company also pays an annual collateral management fee of 0.0125%.

     Borrowings under the credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of foreign subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on the ability to pay dividends, to repurchase shares, to incur additional debt, and to acquire new businesses. There have been no borrowings under this credit facility since its inception.

     As of December 31, 2003, Coltec has outstanding $145 million of 5¼% TIDES due April 15, 2028. The TIDES are convertible at the option of the holder into a combination of 0.955248 of a share of Goodrich common stock and 0.1910496 of a share of EnPro common stock, subject to adjustment. Should the holders exercise their right to convert the TIDES, Coltec would be required to deliver shares of Goodrich and EnPro common stock to the holders as promptly as practicable after the conversion date and in connection therewith would be required to purchase shares of Goodrich common stock in the open market, directly from Goodrich or by exercising its call options on Goodrich common stock discussed below. Failure to honor conversion rights would be a default under those agreements. Further, the value of Goodrich and EnPro common stock may increase to a level where Coltec’s cost to acquire shares in a conversion could exceed, with no maximum, the $145 million aggregate liquidation value of the TIDES. Coltec has purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price). Until they expire in March 2007, the call options provide protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES liquidation value.

     The 7½% Coltec Senior Notes are payable in full in 2008. The industrial revenue bonds are payable in full in 2009 and bear interest rates of 6.4% to 6.55%. An industrial revenue bond in the face amount of $2.5 million was secured by a building that was sold in December 2003. Under the terms of the bond document, the Company is required to pay the bond within 180 days of closing. Consequently, this amount is classified as current in the accompanying Consolidated Balance Sheet as of December 31, 2003. The Company executed variable rate promissory notes dated December 11, 2002, and April 4, 2003, with principal amounts of $4.7 million each. They are collateralized by life insurance policies and bear interest at LIBOR plus a margin of 1.75%, which was 3.12% as of December 31, 2003, and is adjusted annually. The promissory notes are payable at the earliest of termination of the policies, death of persons insured under the policies, or sixty days prior to the expiration of the policies.

     Future principal payments on long-term debt are as follows:

(in millions)

2004	$2.9
2005	0.2
2006	—
2007	—
2008	3.1
Thereafter	164.0

$170.2

10.     Fair Values of Financial Instruments

     The Company’s accounting policies with respect to financial instruments are described in Note 1. The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2003 and 2002, except for the following instruments:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)
Long-term debt	$170.2	$151.0	$170.9	$110.2

     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

11.     Pensions and Post-Retirement Benefits

     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees. Salaried employees’ benefit payments are generally determined using a formula that is based on an employees’ compensation and length of service. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under provisions of these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Expenses recorded in 2003, 2002 and 2001 for matching contributions under these plans were approximately $4 million per year. The Company provides, through non-qualified plans, supplemental pension benefits to a limited number of employees.

     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts sufficient to satisfy regulatory funding standards. In 2003, the Company contributed a discretionary amount of $8.0 million to the U.S. pension plans. The Company anticipates that there will be no required funding in 2004, and has not determined whether it will make a discretionary contribution in 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $122.0 million, $109.4 million and $92.3 million at December 31, 2003, and $102.8 million, $91.4 million and $70.6 million at December 31, 2002, respectively.

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

     The following table sets forth the change in projected benefit obligations, change in plan assets, the funded status and the accumulated benefit obligations of the Company’s U.S. defined benefit pension and other post-retirement plans as of and for the years ended December 31, 2003 and 2002.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$96.7	$93.6	$8.0	$7.0
Service cost	5.3	4.7	0.7	0.4
Interest cost	6.7	6.0	0.6	0.5
Actuarial loss (gain)	7.3	5.9	(0.8)	0.5
Amendments	0.6	0.3	1.8	—
Amount transferred to Goodrich	—	(12.2)	—	(0.1)
Benefits paid	(1.9)	(1.6)	(0.6)	(0.7)
Other	—	—	(0.7)	0.4

Projected benefit obligations at end of year	114.7	96.7	9.0	8.0

Change in Plan Assets
Fair value of plan assets at beginning of year	70.3	93.7
Actual return on plan assets	15.4	(10.4)
Amount transferred (to) from Goodrich	0.2	(11.4)
Company contributions	8.0	—
Benefits paid	(1.9)	(1.6)

Fair value of plan assets at end of year	92.0	70.3

Funded Status
Funded status	(22.7)	(26.4)	(9.0)	(8.0)
Unrecognized actuarial loss	16.7	19.7	1.7	2.8
Unrecognized prior service cost (benefit)	13.6	15.7	1.0	(0.8)

Net amount recognized	$7.6	$9.0	$(6.3)	$(6.0)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$7.6	$9.0	$—	$—
Accrued benefit cost	—	—	(6.3)	(6.0)
Additional liability	(18.6)	(24.9)	—	—
Intangible asset	13.6	15.7	—	—
Accumulated other comprehensive income	5.0	9.2	—	—

Net amount recognized	$7.6	$9.0	$(6.3)	$(6.0)

Accumulated Benefit Obligations	$103.0	$86.2

     The additional liability is included in other non-current liabilities and the intangible asset and prepaid benefit cost are included in the other non-current assets in the Consolidated Balance Sheets.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(in millions)
Components of Net Periodic Benefit Cost
Service cost	$5.3	$4.7	$0.7	$0.4
Interest cost	6.7	6.0	0.6	0.5
Expected return on plan assets	(6.1)	(7.4)	—	—
Amortization of prior service cost	2.6	2.8	(0.1)	(0.3)
Recognized net actuarial loss	0.9	—	—	0.2

Net periodic benefit cost	$9.4	$6.1	$1.2	$0.8

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.5%	7.0%	6.5%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	7.0%	7.5%	7.0%	7.0%
Expected long-term return on plan assets	8.5%	9.3%	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.

Assumed Health Care Cost Trend Rates at December 31	2003	2002

Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.8%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2007

     A one percentage point change in the assumed health-care cost trend rate would not have a material effect on the obligations for the other benefits or on the aggregate service and interest cost components.

Plan Assets

     The asset allocation for pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,

	2004	2003	2002

Asset Category
Equity securities	65%	65%	64%
Fixed income	35%	35%	36%

	100%	100%	100%

     The Company’s investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. The asset allocation policy is reviewed periodically and any variation from the target asset allocation mix greater than 2% is rebalanced on a monthly basis. The plans have no direct investments in the Company’s common stock.

     The following table sets forth the change in projected benefit obligations, change in plan assets, the funded status and the accumulated benefit obligations of the Company’s foreign defined benefit pension and other post-retirement plans as of and for the years ended December 31, 2003 and 2002.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$11.7	$7.4	$0.9	$—
Service cost	0.6	0.4	0.1	—
Interest cost	0.8	0.7	—	—
Actuarial loss (gain)	(1.1)	3.4	(0.1)	—
Benefits paid	(0.7)	(0.5)	—	—
Other, primarily exchange rate adjustment	2.1	0.3	0.2	0.9

Projected benefit obligations at end of year	13.4	11.7	1.1	0.9

Change in Plan Assets
Fair value of plan assets at beginning of year	6.3	7.2
Actual return on plan assets	0.9	(0.5)
Company contributions	0.3	0.3
Benefits paid	(0.7)	(0.7)
Exchange rate adjustment	0.8	—

Fair value of plan assets at end of year	7.6	6.3

Funded Status
Funded status	(5.8)	(5.4)	(1.1)	(0.9)
Unrecognized actuarial loss (gain)	0.6	2.0	(0.1)	—
Unrecognized prior service cost	—	—	1.0	0.9
Unrecognized net transition obligation	(0.4)	(0.3)	—	—

Accrued benefit cost	$(5.6)	$(3.7)	$(0.2)	$—

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

		(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$1.7	$1.7	$—	$—
Accrued benefit cost	(7.8)	(6.0)	(0.2)	—
Accumulated other comprehensive income	0.5	0.6	—	—

Net amount recognized	$(5.6)	$(3.7)	$(0.2)	$—

Accumulated Benefit Obligations	$11.8	$10.1

Components of Net Periodic Benefit Cost
Service cost	$0.6	$0.4	$0.1	$—
Interest cost	0.8	0.7	—	—
Expected return on assets	(0.6)	(0.6)	—	—
Amortization of prior service cost	—	—	0.1	—
Recognized net actuarial loss	0.3	0.3	—	—

Net periodic benefit cost	$1.1	$0.8	$0.2	$—

Weighted-Average Assumptions
Discount rate	6.0%	6.3%	5.3%	5.3%
Expected return on plan assets	7.7%	8.5%	—	—
Rate of compensation increase	3.1%	3.5%	—	—
Health care trend rate	—	—	4.0%	4.0%

     The Company amortizes prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.

     In 2001, prior to the Distribution, Goodrich allocated its combined pension and post-retirement benefit cost to its operating divisions. The pension service cost identifiable to a business was assigned to that business. The remainder of Goodrich’s pension expense (or income) for domestic operations was allocated based on the pension benefit obligation of each business. For international plans, the subsidiary sponsor recorded the pension expense or income as actuarially determined for that unit. Post-retirement expense was actuarially determined by business. The Company’s income from continuing operations included $5.6 million of pension income and $0.5 million of post-retirement benefit expense in 2001.

12.	Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) consisted of the following:

	As of December 31,

	2003	2002

	(in millions)
Unrealized translation adjustments	$10.1	$(4.6)
Minimum pension liability	(3.7)	(6.1)
Accumulated net gain (loss) on cash flow hedges	(0.7)	0.4

Accumulated other comprehensive income (loss)	$5.7	$(10.3)

     The minimum pension liability amounts are net of deferred taxes of $1.8 million and $3.7 million, in 2003 and 2002, respectively. The accumulated net gain (loss) on cash flow hedges amounts are net of deferred taxes of $0.3 million and $0.2 million, in 2003 and 2002, respectively. Income taxes have not been provided on the unrealized translation adjustments because the net assets invested in the Company’s foreign operations are considered to be permanently invested.

13.	Equity Compensation Plan

     The Company has an equity compensation plan (the “Plan”) which provides for the granting of options to purchase the Company’s common stock. Generally, options granted are exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100% of fair market value (as defined) on the date of grant.

     Transactions involving the Plan are summarized below:

	Shares	Option	Weighted
	Available for	Shares	Average
	Future Grant	Outstanding	Exercise Price

Balance at December 31, 2001	—	—
Shares authorized	3,000,000	—
Granted	(1,129,800)	1,129,800	$5.51

Balance at December 31, 2002	1,870,200	1,129,800	5.51
Additional shares authorized	600,000	—
Granted	(743,500)	743,500	4.10
Exercised	—	(91,680)	5.51
Cancelled	71,595	(71,595)	5.09

Balance at December 31, 2003	1,798,295	1,710,025	$4.91

Exercisable at December 31, 2003		294,825	$5.51

     The weighted-average remaining contractual life of the options is 7.5 years.

14.	Business Segment Information

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

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Sales
Sealing Products	$331.7	$314.0	$327.5
Engineered Products	399.9	397.6	303.6

	731.6	711.6	631.1
Intersegment sales	(1.5)	(1.7)	(1.4)

Total sales	$730.1	$709.9	$629.7

Segment Profit
Sealing Products	$48.7	$39.5	$43.0
Engineered Products	38.9	35.8	29.5

Total segment profit	87.6	75.3	72.5
Corporate expenses	(22.5)	(16.1)	(10.0)
Asbestos related expenses	(9.8)	(18.0)	(9.8)
Interest – net	(7.6)	(13.7)	(25.3)
Mark-to-market adjustment for call options	1.2	(16.7)	—
Other income (expenses)	2.0	(27.6)	(4.2)

Income (loss) before income taxes and distributions on TIDES	$50.9	$(16.8)	$23.2

     No customer accounted for 10% or more of net sales in 2003, 2002 or 2001. Segment profit includes $1.3 million, $1.3 million and $1.8 million of restructuring and impairment costs in the Sealing Products segment and $1.4 million, $2.6 million and $2.9 million of restructuring costs in the Engineered Products segment for the years ended December 31, 2003, 2002 and 2001, respectively.

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Capital Expenditures
Sealing Products	$7.7	$6.2	$6.5
Engineered Products	12.9	10.8	9.9
Corporate	0.2	1.7	—

Total capital expenditures	$20.8	$18.7	$16.4

Depreciation and Amortization Expense
Sealing Products	$10.7	$10.5	$14.6
Engineered Products	20.1	18.8	13.7
Corporate	0.8	0.6	0.5

Total depreciation and amortization	$31.6	$29.9	$28.8

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Geographic Areas
Net Sales
United States	$438.7	$453.3	$439.8
Europe	180.2	160.7	91.4
Other Foreign	111.2	95.9	98.5

Total	$730.1	$709.9	$629.7

     Net sales are attributed to countries based on location of the customer.

	As of December 31,

	2003	2002

Assets
Sealing Products	$175.9	$160.6
Engineered Products	338.3	332.5
Corporate	506.5	462.2

	$1,020.7	$955.3

Long-Lived Assets
United States	$172.0	$158.2
Europe	159.8	159.2
Other Foreign	3.8	3.6

Total	$335.6	$321.0

     Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.

15.	Discontinued Operations

     Prior to the Distribution, Coltec transferred Coltec Aerospace to Goodrich by way of a dividend. The transfer of Coltec Aerospace to Goodrich represented the disposal of a segment under APB 30. Accordingly, Coltec Aerospace was accounted for as a discontinued operation through the Distribution date and its revenues, costs and expenses, and cash flows have been segregated in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

     The following summarizes the results of discontinued operations, which consist solely of the results of Coltec Aerospace:

	Periods Ended
	December 31,

	2002	2001

	(in millions)
Sales	$292.9	$843.3

Pretax income	$36.1	$140.6
Income tax expense	11.9	46.5

Income from discontinued operations	$24.2	$94.1

16.	Commitments and Contingencies

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

     As of December 31, 2003 and 2002, EnPro had an accrued liability of $35.4 million and $37.2 million, respectively, for probable future expenditures relating to environmental contingencies. In connection with the Distribution, the Company conducted a review of its process for managing and estimating environmental liabilities. As a result of changes in the Company’s strategies growing out of this review, and in light of developments at a number of environmental sites associated with previously divested businesses, the accrued liability was increased in 2002 by $12.0 million to reflect an increase in the estimated costs to remediate these sites.

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

     Colt Firearms and Central Moloney

     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun related injuries. Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

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

     Based on an evaluation of the recoverability of its investment in Crucible’s common stock, the investment is valued at zero in the Company’s Consolidated Balance Sheets. In addition, due to the lack of any oversight of Crucible’s activities, and due to the uncertainty surrounding the future recoverability of its investment in Crucible, the Company does not include its proportionate share of Crucible’s net income (loss) in its results of operations.

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

     The combined fair value of the assets in Crucible’s pension plans was approximately $22 million less than the accumulated benefit obligations at December 31, 2003. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and if contributions are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

     Coltec’s ownership of Crucible’s common stock might never exceed 50% and Coltec might never become part of a “controlled group.” In addition, Crucible’s pension plans might never be terminated and Coltec might never bear any liability for any unfunded termination liability.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, and another actuarial report will be required in 2005 and 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of the medical benefits, Coltec will be required to contribute additional amounts. Based on preliminary information, an additional contribution in 2005 is not anticipated. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.0 million each at December 31, 2003. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of December 31, 2003, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt and/or lease agreements, the Company could be responsible for these obligations.

     Other Contingent Liability Matters

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

     Changes in the carrying amount of the product warranty liability for the year ended December 31, 2003 are as follows:

(in millions)

Balance as of December 31, 2002	$5.7
Warranties issued	1.2
Settlements made	(1.9)

Balance as of December 31, 2003	$5.0

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $900 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

     Claims Mix. Of those claims resolved, less than 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, while there are many cases in the current open caseload about which the Company has no disease information, the Company is aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, a Cuyahoga County, Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75 year old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48 year career as a steamfitter. Garlock was the only defendant who tried the case to verdict but is entitled to credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Post-trial motions are pending with the judge, and Garlock intends to appeal the verdict if it stands. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which, as described later, were limited by agreement to $80 million per year through the second quarter of 2003. This limit increased by 8% to $86.4 million per year ($21.6 million per quarter) beginning in the third quarter of 2003. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000, and early 2001 will be paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include amounts for those settlements.

     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in four of the five cases it tried to verdict in 2003, and the verdict against it in the other is under review.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The remaining insurance coverage available to Anchor is fully committed. Anchor has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of December 31, 2003, Garlock had available $813 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $67 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $5.8 million from insolvent carriers during 2003 and $2.0 million during 2002. Of the solvent insurance, $623 million (77%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $127 million (15%) is with various solvent London market carriers. Of the $813 million, $182 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $140 million has been committed to claim settlements not yet paid by Garlock. Thus, as of December 31, 2003, $491 million remains available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock was limited to $80 million per year through the second quarter of 2003. This limit increases by 8% every three years and now is at $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in 2003 that were recorded as a receivable amounted to $25.7 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

     Garlock is involved in a dispute with some of its London market carriers and one of its US carriers that has some policies reinsured through the London market. The London carriers unilaterally have asserted documentation requirements that are not required in the insurance funding agreement, and have withheld payment pending satisfaction of those requirements. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue. In 2003, Garlock collected enough funds from insolvent carriers ($5.8 million), and from carriers who pay at full billing, as if there were no annual limit ($25.0 million), to more than offset the late payments ($15.1 million) from the delinquent carriers.

     As Garlock pursues resolution of the dispute with these carriers, the Company anticipates that asbestos cash outflows in the first half of 2004 will be much higher than in the first half of 2003. However, the Company anticipates that it will resolve the dispute later in the year and that, for the 2004 year, asbestos cash outflows will be lower than in 2003. The carriers involved will owe Garlock approximately $38 million of the $86.4 million due under the cap agreement in 2004, in addition to the $15.1 million of delinquent payments.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $623 million of investment grade US-based coverage.

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

     The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset for the amount of those liabilities that we expect Garlock and Anchor to recover from insurance. A table is provided below depicting quantitatively the items discussed above.

	As of and for the
	Year Ended
	December 31,

	2003	2002	2001

(number of cases)
New Actions Filed During the Period (1)	44,700	41,700	37,600
Open Actions at Period-End (1)	141,500	118,800	95,400
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$324.0	$295.9	$293.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$141.2	$138.8	$170.9
(dollars in millions)
Payments (4)	$134.6	$146.3	$165.9
Insurance Recoveries (4)	99.1	93.9	87.9

Net Cash Flows	$(35.5)	$(52.4)	$(78.0)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. The numbers of new actions do not include approximately 10,000 claims paid in 2003 and approximately 16,000 claims paid in 2002 that were previously settled as part of inventory settlements and never filed as lawsuits.

(2)	At December 31, 2003, included $182.8 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at December 31, 2003, is $141.2 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At December 31, 2003, we classified $104.2 million as a current asset and $219.8 million as a non-current asset in the Consolidated Balance Sheets.

(3)	Includes amounts with respect to all claims committed in the period, whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2003, we classified $99.5 million as a current liability and $41.7 million as a non-current liability in the Consolidated Balance Sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the years ended December 31, 2003, 2002 and 2001, we added $25.7 million, $34.4 million, and $68.2 million, respectively, of the net cash flows to the asbestos insurance receivable in the Consolidated Balance Sheets, and we recorded $9.8 million, $18.0 million, and $9.8 million, respectively, as an expense in the Consolidated Statements of Operations.

     The number of new actions filed increased considerably in the first six months of 2003 from the first six months of 2002 (33,900 compared to 16,200). The Company believes that the numbers were much higher than they otherwise would have been because of tort reform efforts in general and in Mississippi and Texas in particular. In the second half of 2003, the number of new actions was much lower than in the comparable 2002 period (10,800 compared to 25,500). In fact, the number of new actions in the second half of 2003 was the lowest for any six month period since 1994.

     Other Commitments

     Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2003:

(in millions)

2004	$7.6
2005	6.8
2006	5.9
2007	4.5
2008	4.0
Thereafter	11.5

Total minimum payments	$40.3

     Net rent expense was $11.3 million, $11.3 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

17.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

(in millions, except per share data)	2003	2002	2003	2002	2003	2002	2003	2002

Sales	$184.0	$167.3	$198.3	$191.2	$168.8	$174.2	$179.0	$177.2
Gross profit*	56.7	50.5	60.4	57.8	55.5	52.1	56.4	50.8
Income (loss) before cumulative effect of a change in accounting principle	$6.1	$13.2	$11.4	$(1.3)	$7.3	$(0.5)	$8.4	$0.2
Basic earnings per share**:
Income (loss) before cumulative effect of a change in accounting principle	$0.30	N/A	$0.57	$(0.06)	$0.36	$(0.02)	$0.41	$0.01
Net income (loss)	$0.30	N/A	$0.57	$(0.06)	$0.36	$(0.02)	$0.41	$0.01
Diluted earnings per share**:
Income (loss) before cumulative effect of a change in accounting principle	$0.30	N/A	$0.56	$(0.06)	$0.35	$(0.02)	$0.40	$0.01
Net income (loss)	$0.30	N/A	$0.56	$(0.06)	$0.35	$(0.02)	$0.40	$0.01

*	Represents sales less cost of sales.

**	Because EnPro’s results were consolidated into the results of Goodrich prior to May 31, 2002, per share amounts do not apply to periods prior to the second quarter of 2002.

SCHEDULE II

Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(In millions)

Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge/(Credit)	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year

2003	$3.8	$0.5	$(1.2)	$0.1	$3.2
2002	$2.7	$1.5	$(0.5)	$0.1	$3.8
2001	$1.8	$0.7	$(0.2)	$0.4	$2.7

(1)	Consists primarily of acquisitions and the effect of changes in currency rates.