Form 10-Q
period 2004-03-31
ENPRO INDUSTRIES INC
filed 2004-05-07
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2004

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

As of May 5, 2004, there were 20,729,338 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2004 and 2003
(In millions, except per share amounts)

	2004	2003
Sales	$213.8	$184.0

Cost of sales	144.9	127.0
Selling, general and administrative expenses	47.3	41.4
Asbestos-related expenses	2.9	2.9
Restructuring and new facility costs	0.5	0.1
Gain on sale of building	(1.5)	—

Operating income	19.7	12.6
Interest expense – net	(1.9)	(1.9)
Mark-to-market adjustment for call options	—	(1.2)

Income before income taxes	17.8	9.5
Income tax expense	(6.4)	(3.4)

Net income	$11.4	$6.1

Basic earnings per share	$0.56	$0.30

Diluted earnings per share	$0.54	$0.30

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2004 and 2003
(In millions)

	2004	2003
OPERATING ACTIVITIES
Net income	$11.4	$6.1
Adjustments to reconcile net income to net cash used in operating activities:
Mark-to-market adjustment for call options	—	1.2
Gain on sale of building	(1.5)	—
Payments for asbestos-related claims, net of insurance proceeds	(16.8)	(9.8)
Depreciation and amortization	8.1	7.8
Deferred income taxes	2.8	2.3
Increase in working capital	(19.5)	(11.5)
Change in other non-current assets and liabilities	(0.2)	3.0

Net cash used in operating activities	(15.7)	(0.9)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5.8)	(2.3)
Proceeds from sales of assets	3.0	0.5
Payment in connection with acquisition of business	—	(2.1)

Net cash used in investing activities	(2.8)	(3.9)

FINANCING ACTIVITIES
Repayment of debt	(2.7)	(0.1)
Proceeds from issuance of common stock	1.1	—
Transfer to Goodrich	—	(0.6)

Net cash used in financing activities	(1.6)	(0.7)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.7

Net decrease in cash and cash equivalents	(21.0)	(4.8)
Cash and cash equivalents at beginning of period	94.7	81.8

Cash and cash equivalents at end of period	$73.7	$77.0

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$73.7	$94.7
Accounts and notes receivable	122.7	107.4
Asbestos insurance receivable	112.4	104.2
Inventories	55.7	50.6
Other current assets	29.5	26.7

Total current assets	394.0	383.6
Property, plant and equipment	133.2	135.8
Goodwill and identifiable intangible assets	199.7	201.1
Asbestos insurance receivable	216.7	219.8
Other assets	79.1	80.4

Total assets	$1,022.7	$1,020.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2.8	$2.9
Accounts payable	54.2	47.7
Asbestos liability	89.6	99.5
Other accrued expenses	53.9	58.1

Total current liabilities	200.5	208.2
Long-term debt	164.7	167.3
Deferred income taxes	34.5	32.3
Retained liabilities of previously owned businesses	44.2	44.0
Environmental liabilities	33.1	33.4
Asbestos liability	39.9	41.7
Other liabilities	56.5	57.2

Total liabilities	573.4	584.1

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,727,063 shares in 2004 and 20,507,982 shares in 2003	0.2	0.2
Additional paid-in capital	409.1	406.8
Retained earnings	36.9	25.5
Accumulated other comprehensive income	4.7	5.7
Common stock held in treasury, at cost – 244,919 shares	(1.6)	(1.6)

Total shareholders’ equity	449.3	436.6

Total liabilities and shareholders’ equity	$1,022.7	$1,020.7

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and New Accounting Pronouncement

     Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors, heavy-duty diesel and natural gas engines and gas turbines.

     Basis of Presentation

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

     New Accounting Pronouncement

     In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. In accordance with the Revised Interpretations, the Company completed its review of this new pronouncement in the first quarter of 2004. The adoption of this pronouncement did not have any effect on the Company’s financial statements.

2.	Gain on Sale of Building

     In the quarter ended March 31, 2004, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $1.5 million. This relates to the previously announced relocation and consolidation of facilities for an operation in the Engineered Products segment.

3.	Mark-to-Market Adjustment for Call Options

     The Company owns call options on Goodrich common stock to provide protection against the risk that the cash required to finance conversion of the 5 1/4% Convertible Preferred Securities – Term Income

Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. The fair value of the call options declined by $1.2 million during the quarter ended March 31, 2003, and a corresponding non-cash charge to earnings was recorded to reflect this decline in value. The fair value of the call options was unchanged during the quarter ended March 31, 2004.

4.	Comprehensive Income

     Total comprehensive income consisted of the following:

	Quarters Ended March 31,
	2004	2003
Net income	$11.4	$6.1
Unrealized translation adjustments	(1.7)	2.2
Net unrealized gains from cash flow hedges	0.7	0.1

Total comprehensive income	$10.4	$8.4

5.	Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended March 31,
(in millions, except per share amounts)	2004	2003

Numerator (basic and diluted):
Net income	$11.4	$6.1

Denominator:
Weighted-average shares – basic	20.4	20.2
Employee stock options	0.7	—

Weighted-average shares — diluted	21.1	20.2

Earnings per share:
Basic	$0.56	$0.30

Diluted	$0.54	$0.30

6.	Stock-Based Compensation

     The Company accounts for stock-based compensation plans using the intrinsic value method. Required pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method.

     For purposes of the required pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Quarters Ended March 31,
	2004	2003
	(in millions, except per share amounts)
Net income:
As reported	$11.4	$6.1
Add: stock-based employee compensation expense included in reported net income, net of tax	0.1	—
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax	(0.3)	(0.4)

Pro forma	$11.2	$5.7

Basic earnings per share:
As reported	$0.56	$0.30

Pro forma	$0.55	$0.28

Diluted earnings per share:
As reported	$0.54	$0.30

Pro forma	$0.53	$0.28

7.	Inventories

     Inventories consisted of the following:

	As of	As of
	March 31,	December 31,
	2004	2003
	(in millions)
Finished products	$45.8	$47.9
Work in process	58.8	56.8
Raw materials and supplies	13.4	13.5

	118.0	118.2
Reserve to reduce certain inventories to LIFO basis	(14.5)	(14.5)
Progress payments and advances	(47.8)	(53.1)

Total	$55.7	$50.6

8.	Goodwill and Identifiable Intangible Assets

     There were no changes in the net carrying value of goodwill by reportable segment during the three months ended March 31, 2004.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$32.7	$7.1	$32.7	$6.3
Existing technology	16.5	1.4	16.5	1.2
Trademarks	24.5	2.2	24.5	2.1
Other	11.6	3.2	11.6	2.9

	$85.3	$13.9	$85.3	$12.5

     The Company has approximately $16 million of trademarks with indefinite lives as of March 31, 2004, and December 31, 2003 included in the table above.

     Amortization expense for the three months ended March 31, 2004, was $1.4 million. Amortization expense for these intangible assets for 2004 through 2008 is estimated to be approximately $5 million per year.

9.	Long-Term Debt

     In March 2004, the Company paid an industrial revenue bond in the face amount of $2.5 million that was collateralized by a building sold in December 2003. Under the terms of the bond agreement, the Company was required to pay the bond within 180 days of closing the building sale.

     In April 2004, the Company requested the full release of the cash surrender value of a life insurance policy on a former executive officer. The proceeds will be used to retire a promissory note that is collateralized by the policy. Accordingly, $2.5 million has been classified as a current liability in the condensed consolidated balance sheet as of March 31, 2004.

10.	Business Segment Information

     The Company has two reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal polymer bearings, air compressors, heavy-duty diesel and natural gas engines, gas turbines and specialized tooling. The Company’s reportable segments are managed separately based on differences in their products and services. Segment profit is total segment revenue reduced by operating expenses and restructuring and new facility costs identifiable with the segment. Corporate expenses, interest expense and income, asbestos-related expenses, gains/losses on long-lived assets, income taxes and other expenses not directly attributable to the segments are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended
	March 31,
	2004	2003
	(in millions)
Sales
Sealing Products	$95.6	$82.4
Engineered Products	118.6	102.1

	214.2	184.5
Intersegment sales	(0.4)	(0.5)

Total sales	$213.8	$184.0

Segment Profit
Sealing Products	$15.8	$10.8
Engineered Products	13.1	11.1

Total segment profit	28.9	21.9
Corporate expenses	(5.9)	(5.4)
Asbestos-related expenses	(2.9)	(2.9)
Interest expense – net	(1.9)	(1.9)
Gain on sale of building	1.5	—
Mark-to-market adjustment for call options	—	(1.2)
Other expenses	(1.9)	(1.0)

Income before income taxes	$17.8	$9.5

11.	Pensions and Post-Retirement Benefits

     The components of net periodic benefit cost for the Company’s U.S. defined benefit pension and other post-retirement plans for the three months ended March 31, 2004 and 2003, are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1.7	$1.3	$0.2	$0.1
Interest cost	2.0	1.7	0.1	0.1
Expected return on plan assets	(2.1)	(1.5)	—	—
Amortization of prior service cost	0.7	0.6	—	—
Amortization of net loss	0.2	0.2	—	—

	$2.5	$2.3	$0.3	$0.2

     The expected long-term return on plan assets was 8.5% in 2004 and 2003.

     The Company anticipates that there will be no required funding in 2004, and has not determined whether it will make a discretionary contribution in 2004. During the first quarter of 2004, no contributions were made.

12.	Commitments and Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business, with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages, are pending or threatened against the Company or its subsidiaries. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters.

     Environmental

     The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several sites.

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

     As of March 31, 2004 and December 31, 2003, EnPro had an accrued liability of $35.1 million and $35.4 million, respectively, for probable future expenditures relating to environmental contingencies. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis. The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of events or circumstances about which new information may become available in the future. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company’s consolidated financial condition, but could be material to the Company’s consolidated results of operations and cash flows in a given period.

     Colt Firearms and Central Moloney

     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

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

     The combined fair value of the assets in Crucible’s pension plans was approximately $22 million less than the accumulated benefit obligations at December 31, 2003. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and as contributions, if any, are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected in the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.4 million each at March 31, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of March 31, 2004, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.9 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt and/or lease agreements, the Company could be responsible for these obligations.

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

     Changes in the carrying amount of the product warranty liability for the quarter ended March 31, 2004 are as follows:

(in millions)
Balance as of December 31, 2003	$5.0
Warranties issued	0.3
Settlements made	(1.0)

Balance as of March 31, 2004	$4.3

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $950 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

     Claims Mix. Of those claims resolved, less than 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in the current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, out of the 141,200 open cases, the Company is aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, a Cuyahoga County, Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75-year-old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48-year career as a steamfitter. Garlock was the only defendant who tried the case to verdict but is entitled to credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Post-trial motions are pending with the judge, and Garlock intends to appeal the verdict if it stands. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered. Garlock won a defense verdict in the one case tried to verdict in the first quarter of 2004.

     During the second quarter of 2004, Garlock has begun five trials. Four of the five plaintiffs involved were deceased, four had mesothelioma and the other had lung cancer. The judge directed verdicts in favor of Garlock in two New Orleans cases. One trial in New Orleans is continuing as of May 6, 2004. Verdicts were rendered against Garlock in the other two cases, one in El Paso, Texas, in April and the other in Baltimore in May.

     The El Paso jury awarded a deceased pipefitter $2.6 million in compensatory damages, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock has filed post-trial motions and intends to appeal. We are confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock is also entitled to a set-off against any ultimate compensatory award for settlements collected by the plaintiff from other defendants, and we believe those set-offs will be significant, potentially offsetting the entire compensatory verdict.

     The jury in Baltimore returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages. No judgement has been entered as of May 6, 2004. Garlock intends to make post-trial motions and is considering its appellate rights.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000, and early 2001 will be paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include amounts for those settlements.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in five of the eight cases it tried to verdict in 2003 and the first quarter of 2004, and the verdict against it in the other three are under review.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of March 31, 2004, Garlock had available $799 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $65 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $5.8 million from insolvent carriers during 2003 and $2.0 million during 2002. Of the solvent insurance, $609 million (76%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $127 million (16%) is with various solvent London market carriers. Of the $799 million, $201 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $128 million has been committed to claim settlements not yet paid by Garlock. Thus, as of March 31, 2004, $470 million remains available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock is limited to $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in the quarter ended March 31, 2004 that were recorded as a receivable amounted to $16.8 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

     Garlock is involved in a dispute with some of its London market carriers and one of its U.S. carriers that has some policies reinsured through the London market. The London carriers unilaterally have asserted documentation requirements and settlement standards that are not required in the insurance funding agreement, and have withheld payment pending satisfaction of those requirements and standards. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue.

     As Garlock pursues resolution of the dispute with these carriers, the Company anticipates that net asbestos cash outflows in the first half of 2004 will be much higher than in the first half of 2003. However, the Company anticipates that it will resolve the dispute later in the year and that, for the 2004 year, net asbestos cash outflows will be lower than in 2003. The carriers involved will owe Garlock approximately $38 million of the $86.4 million due under the cap agreement in 2004, in addition to the $15.1 million of delinquent payments. There can be no assurance that the arbitration will be resolved during 2004, or that, even if resolved, payment will be received prior to year end.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $609 million of investment grade U.S.-based coverage.

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

     The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset for the amount of those liabilities that Garlock and Anchor expect to recover from insurance. A table is provided below depicting quantitatively the items discussed above.

	As of and for the
	Three Months Ended
	March 31,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	8,400	10,000
Open Actions at Period-End (1)	141,200	124,200
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$329.1	$273.1
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$129.5	$106.2
(dollars in millions)
Payments (4)	$36.9	$39.3
Insurance Recoveries (4)	17.2	26.6

Net Cash Flows	$(19.7)	$(12.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action.

(2)	At March 31, 2004, included $201.0 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at March 31, 2004, is $128.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At March 31, 2004, the Company classified $112.4 million as a current asset and $216.7 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2004, the Company classified $89.6 million as a current liability and $39.9 million as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2004 and 2003, the Company added $16.8 million and $9.8 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and the Company recorded $2.9 million and $2.9 million, respectively, as an expense in the condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

Overview and Outlook

     Overview. EnPro Industries, Inc. (“EnPro” or the “Company”) was incorporated on January 11, 2002, as a wholly owned subsidiary of the Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”).

     We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products, including: sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; heavy-duty diesel and natural gas engines and gas turbines. We also design, manufacture and sell other engineered industrial products such as polytetrafluoroethylene (“PTFE”) products and specialized tooling.

     We manage our business as two segments: a sealing products segment and an engineered products segment. For purposes of our segment disclosures, segment profit is total segment revenue reduced by operating expenses and restructuring and new facility costs identifiable with the segment. Corporate expenses, interest expense and income, asbestos-related expenses, gains/losses on long-lived assets, income taxes and other expenses not directly attributable to the segments are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

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

     During 2003, there were changes to the mix of businesses in the sealing products segment. On October 1, 2003, we acquired Pikotek, a specialty manufacturer of critical service flange gaskets, seals and electrical flange isolation kits primarily for upstream oil and gas production. In 2003, we also acquired a specialty metallic gasket seal line that serves critical applications in the nuclear energy industry, and sold a PTFE reprocessing product line and a sealing products distributor.

     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products, air compressor systems and vacuum pumps, reciprocating compressor components, heavy-duty medium-speed diesel and natural gas engines, gas turbines and specialized tooling for use in the automotive and precision machining industries.

     Since the Distribution, we have focused on four management initiatives: increasing productivity through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.

     Outlook. Our markets appear to be maintaining the same levels of activity seen in the first quarter. Because the first quarter of 2004 was so strong, we do not expect second quarter results to show the seasonal improvement over the first quarter as has been the trend in years past. Therefore, we expect second quarter of 2004 results to be similar to the first quarter of 2004.

     Our outlook for the full year is unchanged. We expect to benefit from stronger markets, a more profitable mix of business, the cost reductions we have implemented and the increased productivity created through our TCV program. All of these factors should contribute to better results during 2004 than in 2003. Fairbanks Morse Engine is scheduled to ship substantially more engines during the 2004 year than in 2003 due to the timing of shipments for U.S. Navy programs, which will contribute significantly to sales. This is expected to have a limited impact on earnings due to the low margins on new engine shipments.

     Our cash flows, at least in the near term, are expected to be negatively affected by delays in collections of insurance proceeds as described further in "– Contingencies – Asbestos.” However, by the 2004 year-end, we expect this delay to be resolved, and we expect a decline in net asbestos payments for the full year of 2004 compared to recent years. We anticipate that the cash flows we generate from operations and our current cash balances will be sufficient to cover net asbestos-related payments and higher capital spending anticipated in 2004. Investments that we are making in a new Quincy Compressor facility in China, a new GGB plant in Slovakia and restructuring activities at certain U.S. operations are expected to result in a significant increase in capital expenditures compared to the year ended December 31, 2003.

     See the “– Forward-Looking Information” section that follows for additional information about factors that may cause actual results or events to differ from those we have projected or estimated in this section and elsewhere in this report.

Results of Operations – First Quarter of 2004 Compared to the First Quarter of 2003

     Sales of $213.8 million in 2004 increased 16% from $184.0 million in the comparable quarter of 2003. Increased volume was the primary driver for the increase. The improvement in order activity and sales volume is in line with the recent improvements in industrial economic indicators. Approximately five percentage points of the increase in sales is attributable to the increase in the value of the euro as compared to the U.S. dollar. This change favorably impacted the revenue at the European operations of Garlock Sealing Technologies, Glacier Garlock Bearings (GGB) and France Compressor Products.

     Segment profit increased 32%, from $21.9 million in 2003 to $28.9 million in 2004. Similar to sales, the most significant cause for the increase is additional volume. Garlock Sealing Technologies, Stemco and GGB experienced the most significant improvements compared to 2003. Lower manufacturing expenses added to the improvement, but were partially offset by increased selling, general and administrative expenses. Although cost of sales was impacted negatively by rising raw materials prices, especially in metals, and energy prices, gross margins of 32% in 2004 were 1.2 percentage points higher than 2003 due to cost reductions in connection with TCV initiatives and a favorable mix. The change in foreign currency exchange rates accounted for about seven percentage points of the quarter-over-quarter percentage increase in segment profit. Segment margins increased from 11.9% to 13.5% in 2003 and 2004, respectively.

     Net income of $11.4 million, or $0.54 per share, in 2004 was 87% higher than the net income of $6.1 million, or $0.30 per share, in 2003. Earnings per share are expressed on a diluted basis.

     Corporate expenses increased to $5.9 million in 2004 from $5.4 million in the comparable quarter last year. The increase was primarily due to the increase in EnPro’s stock price and the effect that had on stock-based compensation expense.

     Asbestos-related expenses, which relate primarily to legal fees not covered by insurance, of $2.9 million in 2004 were flat compared to 2003.

     We realized a $1.5 million gain on the sale of a building in 2004 in connection with the planned relocation of an operation to a new facility.

     Results of operations in 2003 include a $1.2 million charge for a decline in the fair value of our call options on Goodrich common stock. The fair value of the call options was unchanged in the first quarter of 2004. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows. We use the call options to protect against the risk that our 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”), which under certain circumstances are convertible into Goodrich and EnPro common stock, could exceed their aggregate liquidation value if converted.

Following is a discussion of operating results for each segment:

     Sealing Products. Sales of $95.6 million in 2004 were 16% higher than the $82.4 million reported in the same period in 2003. Without the positive effect of the U.S. dollar-euro exchange rate change, sales increased 10% period over period. Sales at Stemco showed the largest percentage increase as heavy-duty trucking production and aftermarket orders continued to expand quarter-over-quarter and Stemco continued to capture additional market share. This industry is forecasting additional growth in 2004 as it continues to rebound from a historical low point in 2001. Garlock Sealing Technologies’ sales were higher, especially in the Klozure rotary lip seal product line, which benefited from strong order levels from customers in the primary metals, mining and pulp and paper industries. Garlock Sealing Technologies’ European sales increased due to favorable exchange rates.

     Segment profit increased 46%, from $10.8 million in 2003 to $15.8 million in the same period this year. Excluding the impact of the favorable U.S. dollar-euro exchange rate, segment profit increased 41%. Garlock Sealing Technologies benefited from increased volume and the exchange rates. Volume also was the primary catalyst for Stemco’s higher earnings. Several operations also reported improvements in segment profit resulting from cost reductions, but this was negated by pressure on raw materials and energy pricing and inflationary increases in salaries and other expenses. Operating margins increased from 13.1% in the first quarter of 2003 to 16.5% in 2004.

     Engineered Products. Sales were $118.6 million in the first quarter of 2004, which is a 16% increase compared to sales of $102.1 million in the same period last year. Excluding favorable exchange rate changes that bolstered sales at GGB and France Compressor Products, sales increased 11%. GGB also experienced improved demand, primarily in industrial markets in the U.S. and throughout Europe. In 2004, Fairbanks Morse Engine shipped about half as many new engines as in 2003, but the 2004 shipments were higher priced engines resulting in an increase in sales dollars. Parts and services revenues were essentially flat. Order levels and sales volumes improved at Quincy Compressor in 2004 compared to the same period in 2003 for most Quincy Compressor product lines.

     Segment profit increased 18%, from $11.1 million in 2003 to $13.1 million in 2004. Excluding the effect of favorable exchange rate changes, segment profit increased by 9%. Operating margins were flat at 11.0% and 10.9% in 2004 and 2003, respectively. GGB benefited from higher volume and favorable exchange rates. Although new engine sales increased at Fairbanks Morse Engine, these sales have minimal margins so segment profit increased only slightly. Increased earnings on the higher volume at Quincy Compressor were negated primarily by expenses incurred in connection with the new facility in China. Segment profit at France Compressor Products improved slightly due to the favorable foreign exchange rates. Haber-Sterling continued to experience weak demand, which led to lower productivity and lower segment profit.

Liquidity and Capital Resources

     Cash Flows

     Operating activities used $15.7 million and $0.9 million of cash during the first quarter of 2004 and 2003, respectively. The cash was used mainly for payments for asbestos-related claims, net of insurance proceeds. Working capital increased and typically does so in the first half of the year as a result of increased activity. The increase in 2004 was greater than the increase last year primarily because of increases in accounts receivable in both segments as a result of higher sales volume and an increase in inventory at Fairbanks Morse Engine in connection with increased production activity. Payments for asbestos-related claims settlements and expenses, net of insurance proceeds, during 2004 were $19.7 million compared to $12.7 million in 2003. Although total asbestos-related payments before insurance proceeds declined quarter-over-quarter, a delay in insurance collections due to a dispute with certain insurance carriers led to the increase in net asbestos-related payments. See the “– Contingencies – Asbestos” section that follows for additional information.

     Investing activities used $2.8 million and $3.9 million of cash in 2004 and 2003, respectively. The cash spent on capital expenditures in 2004 was partially offset by cash receipts on the sale of a building mentioned previously. Capital expenditures more than doubled over the 2003 level as we continued to invest in projects expected to improve our competitive position.

     Financing activities used cash amounting to $1.6 million and $0.7 million in 2004 and 2003, respectively. The increase was due primarily to a debt payment in 2004.

     Capital Resources

     Our primary U.S. subsidiaries have available a revolving credit facility. Borrowings under the senior secured revolving credit facility are collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the facility is $60 million. We have not borrowed against this credit facility.

     A subsidiary of EnPro has outstanding approximately $145 million of TIDES due April 15, 2028. The TIDES are convertible at the option of the holders into a combination of Goodrich common stock and EnPro common stock. The value of Goodrich and EnPro common stock could increase to a level where the cost to acquire shares to fulfill a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. To protect against this risk, we purchased call options on shares of Goodrich common stock expiring in 2007 in an amount that would be required if all TIDES holders convert. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value, we cannot assure you that we will have the financial resources to redeem these securities or effectively hedge this exposure beyond the term of the call options.

     Our ability to raise capital through the issuance of additional equity is constrained because it might cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we have agreed to indemnify Goodrich for any tax due if our actions cause such a tax.

Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business, with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages, are pending or threatened against EnPro or its subsidiaries. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

     At March 31, 2004, we had an accrued liability of $35.1 million for probable future expenditures relating to environmental contingencies. Although we are pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter.

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

     Colt Firearms and Central Moloney

     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of those cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

     Crucible Materials Corporation

     Through our Coltec subsidiary, we own 44% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) through an irrevocable non-voting trust (the “Ownership Trust”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Ownership Trust expires in May 2004, at which time Coltec will own the Crucible common stock directly. Under the terms of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs and we have exercised no influence over the ongoing activities and business strategies of Crucible.

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

     The combined fair value of the assets in Crucible’s pension plans was approximately $22 million less than the accumulated benefit obligations at December 31, 2003. This amount is subject to change as the market value of the assets and interest rates fluctuate, as employees’ benefits change based on either plan amendments or additional credited service, and as contributions, if any, are made to the plans. In addition, in the event of a plan termination, the calculation of the actual termination liability would be based on more conservative interest rate assumptions and the deficit would likely be higher than the amount reflected above.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.4 million each at March 31, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of Crucible.

     Debt and Capital Lease Guarantees

     As of March 31, 2004, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.9 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt or lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $950 million in settlements and judgments at a cost in fees and expenses of an additional $300 million.

     Claims Mix. Of those claims resolved, less than 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, out of the 141,200 open cases, we are aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, a Cuyahoga County, Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75-year-old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48-year career as a steamfitter. Garlock was the only defendant who tried the case to verdict but is entitled to credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Post-trial motions are pending with the judge, and Garlock intends to appeal the verdict if it stands. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered. Garlock won a defense verdict in the one case tried to verdict in the first quarter of 2004.

     During the second quarter of 2004, Garlock has begun five trials. Four of the five plaintiffs involved were deceased, four had mesothelioma and the other had lung cancer. The judge directed verdicts in favor of Garlock in two New Orleans cases. One trial in New Orleans is continuing as of May 6, 2004. Verdicts were rendered against Garlock in the other two cases, one in El Paso, Texas, in April and the other in Baltimore in May.

     The El Paso jury awarded a deceased pipefitter $2.6 million in compensatory damages, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock has filed post-trial motions and intends to appeal. We are confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock is also entitled to a set-off against any ultimate compensatory award for settlements collected by the plaintiff from other defendants, and we believe those set-offs will be significant, potentially offsetting the entire compensatory verdict.

     The jury in Baltimore returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages. No judgement has been entered as of May 6, 2004. Garlock intends to make post-trial motions and is considering its appellate rights.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2002 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000 and early 2001 will be paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include amounts for those settlements.

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

     When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock’s share of adverse verdicts in these cases in the years 2000 through 2002 totaled approximately $6 million in the aggregate, and some of those verdicts are on appeal. As previously reported, Garlock won defense verdicts in five of the eight cases it has tried to verdict in 2003 and 2004, and the verdicts against it in the other three are under review.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of March 31, 2004, Garlock had available $799 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $65 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $5.8 million from insolvent carriers during 2003, and $2.0 million during 2002. Of the solvent insurance, $609 million (76%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $63 million (8%) is with other solvent US carriers and $127 million (16%) is with various solvent London market carriers. Of the $799 million, $201 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $128 million has been committed to claim settlements not yet paid by Garlock. Thus, as of March 31, 2004, $470 million remains available for future asbestos-related settlements.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock is limited to $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the cap amount in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable. The amounts paid in excess of insurance recoveries in the quarter ended March 31, 2004 that were recorded as a receivable amounted to $16.8 million. Garlock is pursuing various options, such as raising the annual limit, commuting policies at discounted values, and pursuing insolvent coverages, to reduce or eliminate the gap between payments by Garlock and recoveries received from insurance carriers. There can be no assurance that Garlock will be successful as to any or all of these options.

     Garlock is involved in a dispute with some of its London market carriers and one of its U.S. carriers that has some policies reinsured through the London market. The London carriers unilaterally have asserted documentation requirements and settlement standards that are not required in the insurance funding agreement, and have withheld payment pending satisfaction of those requirements and standards. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue.

     As Garlock pursues resolution of the dispute with these carriers, the Company anticipates that net asbestos cash outflows in the first half of 2004 will be much higher than in the first half of 2003. However, the Company anticipates that it will resolve the dispute later in the year and that, for the 2004 year, net asbestos cash outflows will be lower than in 2003. The carriers involved will owe Garlock approximately $38 million of the $86.4 million due under the cap agreement in 2004, in addition to the $15.1 million of delinquent payments. There can be no assurance that the arbitration will be resolved during 2004, or that, even if resolved, payment will be received prior to year end.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $609 million of investment grade U.S.-based coverage.

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

	As of and for the
	Three Months Ended
	March 31,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	8,400	10,000
Open Actions at Period-End (1)	141,200	124,200
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$329.1	$273.1
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$129.5	$106.2
(dollars in millions)
Payments (4)	$36.9	$39.3
Insurance Recoveries (4)	17.2	26.6

Net Cash Flows	$(19.7)	$(12.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action.

(2)	At March 31, 2004, included $201.0 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery due to the annual limit imposed under Garlock’s insurance policies, and which will be recovered in future periods to the extent insurance is available. Also included at March 31, 2004, is $128.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims and actions in advanced stages of processing. At March 31, 2004, we classified $112.4 million as a current asset and $216.7 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2004, we classified $89.6 million as a current liability and $39.9 million as a non-current liability in the condensed consolidated balance sheets.

(4)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2004 and 2003, we added $16.8 million and $9.8 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $2.9 million and $2.9 million, respectively, as an expense in the condensed consolidated statements of operations.

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

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to accelerate insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims, as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related diseases have been in decline for several years, yet asbestos-related claims filings increased through the second half of 2003. New filings have been lower for the past three quarters, but declining incidence of disease is but one possible factor in the decline.

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

     Reform Legislation. The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. We are supportive generally of proposed legislation that would set up a national trust fund as the exclusive means for the recovery of asbestos-related claims. We are not certain as to what contributions we would be required to make to such a trust, although we anticipate that they would be substantial and that they would continue for a significant number of years. While we are cautiously optimistic that reform legislation ultimately will be adopted by the U.S. Congress, there is no assurance that proposed legislation currently under consideration by the Senate or any other asbestos legislation will ultimately become law.

New Accounting Pronouncement

     See Note 1 to the condensed consolidated financial statements for a description of a new accounting pronouncement.

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations and business of EnPro that are subject to risk and uncertainty. We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “could,” “would” or “may” and similar expressions generally identify forward-looking statements.

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2003, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payments of claims and related expenses, the timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, or through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and the following section of this disclosure.

Foreign Currency Risk

     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of March 31, 2004.

	Notional Amount
	Outstanding in
	millions of U.S.
Transaction Type	dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell Canadian dollar	$18.4	Apr 2004 – Dec 2004	1.332 to 1.443 Canadian dollar/USD
Buy USD/sell euro	10.7	Apr 2004 – Dec 2004	1.126 to 1.239 USD/euro
Buy USD/sell Australian dollar	3.2	Apr 2004 – Dec 2004	0.626 to 0.639 USD/Australian dollar
Buy koruna/sell euro	2.5	Apr 2004 – Dec 2004	43.30 to 43.86 koruna/euro
Buy euro/sell USD	1.6	Apr 2004 – Dec 2004	1.082 to 1.214 USD/euro
Buy koruna/sell USD	1.0	Apr 2004 – Dec 2004	38.19 to 38.93 koruna/USD
Buy USD/sell UK pound sterling	0.5	Apr 2004 – Dec 2004	1.557 to 1.839 USD/UK pound sterling

	37.9

Option Contracts
Buy euro/sell USD	7.3	May 2004 – Dec 2004	1.1440 USD/euro

	$45.2

Item 4. Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     A description of environmental, asbestos and legal matters is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies.”

     In addition to the matters noted above, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising out of the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2004.

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	of Shares (or	Paid per Share	Publicly Announced	Be Purchased Under the Plans
Period	Units) Purchased (1)	(or Unit)	Plans or Programs (1)	or Programs (1)
January 1 – January 31, 2004	-0-	—	—	—
February 1 – February 29, 2004	-0-	—	—	—
March 1 – March 31, 2004	1,716	(2)	—	—

Total	1,716	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly-owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 1,716 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $18.94, the average price of the Company’s common stock on March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)	Reports on Form 8-K

     We furnished a Current Report on Form 8-K on February 12, 2004, announcing our earnings for the quarter and year ended December 31, 2003.

     We filed a Current Report on Form 8-K on March 8, 2004, relating to our decision to engage PricewaterhouseCoopers LLC as our new independent auditors for the fiscal year that began January 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of May, 2004.

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

1