Form 10-Q
period 2004-06-30
ENPRO INDUSTRIES INC
filed 2004-08-09
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Yes ☒            No ☐

As of August 1, 2004, there were 20,750,538 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003
(In millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$216.3	$198.3	$430.1	$382.3
Cost of sales	147.0	137.8	291.9	264.8
Selling, general and administrative expenses	47.0	39.7	94.3	81.1
Asbestos-related expenses	1.1	2.5	4.0	5.4
Restructuring and new facilities costs	2.6	0.4	3.1	0.5
Loss on sale of assets, net	3.3	—	1.8	—

Operating income	15.3	17.9	35.0	30.5
Interest expense, net	(1.9)	(2.0)	(3.8)	(3.9)
Mark-to-market adjustment for call options	(1.0)	1.0	(1.0)	(0.2)
Other income	0.8	0.5	0.8	0.5

Income before income taxes	13.2	17.4	31.0	26.9
Income tax expense	(4.8)	(6.0)	(11.2)	(9.4)

Net income	$8.4	$11.4	$19.8	$17.5

Basic earnings per share	$0.41	$0.57	$0.97	$0.87

Diluted earnings per share	$0.40	$0.56	$0.94	$0.86

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2004 and 2003
(In millions)

	2004	2003
OPERATING ACTIVITIES
Net income	$19.8	$17.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Mark-to-market adjustment for call options	1.0	0.2
Loss on sale of assets, net	1.8	—
Non-operating income	(0.8)	(0.5)
Payments for asbestos-related claims, net of insurance proceeds	(39.1)	(18.1)
Depreciation and amortization	16.0	15.6
Deferred income taxes	3.7	5.0
Change in other current assets and liabilities	(16.2)	(14.6)
Change in other non-current assets and liabilities	1.6	(2.9)

Net cash provided by (used in) operating activities	(12.2)	2.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.6)	(7.3)
Proceeds from sales of assets	5.9	1.6
Receipt (payments) in connection with acquisitions of businesses	0.3	(2.5)

Net cash used in investing activities	(7.4)	(8.2)

FINANCING ACTIVITIES
Net additions to (repayments of) debt	(5.2)	4.5
Proceeds from issuance of common stock	1.2	0.2
Transfer to Goodrich	—	(0.6)

Net cash provided by (used in) financing activities	(4.0)	4.1

Effect of exchange rate changes on cash and cash equivalents	(0.3)	1.7

Net decrease in cash and cash equivalents	(23.9)	(0.2)
Cash and cash equivalents at beginning of period	94.7	81.8

Cash and cash equivalents at end of period	$70.8	$81.6

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$70.8	$94.7
Accounts and notes receivable	124.2	107.4
Asbestos insurance receivable	118.8	104.2
Inventories	53.1	50.6
Other current assets	28.4	26.7

Total current assets	395.3	383.6
Property, plant and equipment	133.7	135.8
Goodwill and other intangible assets	196.3	201.1
Asbestos insurance receivable	366.6	219.8
Other assets	73.8	80.4

Total assets	$1,165.7	$1,020.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.3	$2.9
Accounts payable	55.8	47.7
Asbestos liability	94.8	99.5
Other accrued expenses	58.0	58.1

Total current liabilities	208.9	208.2
Long-term debt	164.7	167.3
Deferred income taxes	33.9	32.3
Retained liabilities of previously owned businesses	44.4	44.0
Environmental liabilities	32.8	33.4
Asbestos liability	168.7	41.7
Other liabilities	55.1	57.2

Total liabilities	708.5	584.1

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,741,963 shares in 2004 and 20,507,982 shares in 2003	0.2	0.2
Additional paid-in capital	409.7	406.8
Retained earnings	45.3	25.5
Accumulated other comprehensive income	3.6	5.7
Common stock held in treasury, at cost - 244,919 shares	(1.6)	(1.6)

Total shareholders’ equity	457.2	436.6

Total liabilities and shareholders’ equity	$1,165.7	$1,020.7

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncement

     Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors, reciprocating compressor components and heavy-duty diesel and natural gas engines.

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

     Significant Accounting Policies

     Refer to Note 1, “Overview, Basis of Presentation and Significant Accounting Policies,” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003, for a complete list of the significant accounting policies and estimates. Our significant accounting policies and estimates have been updated during the quarter-end June 30, 2004, as follows:

     Asbestos. Historically, the Company recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, the Company has reconsidered this position and has established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a broad range, and the Company believes no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, the Company records a liability for these claims and a corresponding receivable from its insurance carriers, at the lower end of the range of estimated potential liability.

     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in the Company’s past experience and those reflected in its estimate.

     The Company will periodically review the period over which it can make a reasonable estimate, the assumptions underlying its estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances that could arise in the future and new data that may become available could cause an increase in the obligation in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess would be charged to earnings. The charge would be non-cash and would not impact the Company’s liquidity.

     New Accounting Pronouncement

     In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”). In accordance with the Revised Interpretations, the Company completed its review of this new pronouncement in the first quarter of 2004. The adoption of this pronouncement did not have any effect on the Company’s financial statements.

2.	Restructuring and New Facilities Costs

     As of June 30, 2004, and December 31, 2003, the Company accrued $0.7 million and $0.2 million, respectively, related to restructuring and new facilities costs. During the six months ended June 30, 2004, the Company incurred $3.1 million of restructuring and new facilities costs. These primarily related to the previously announced relocation and consolidation of facilities for an operation in the Engineered Products segment. Personnel-related costs amounted to $1.7 million and related primarily to severance, pension curtailments and relocation costs. Facility consolidation and new facilities costs amounted to $1.4 million. Cash payments made during the period were $2.0 million.

3.	Loss on Sale of Assets, Net

     The Company recorded a pre-tax loss of $3.3 million during the quarter ended June 30, 2004, in connection with the sale of substantially all of the assets and transfer of certain liabilities of the Sterling Die operation and a goodwill impairment charge and expenses related to the anticipated sale of the Haber Tool operation. The sale of the Haber Tool operation ultimately was consummated in July 2004. These operations were included in the Engineered Products segment.

     During the quarter ended March 31, 2004, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $1.5 million. This related to the previously announced relocation and consolidation of facilities for an operation in the Engineered Products segment.

4.	Mark-to-Market Adjustment for Call Options

     The Company owns call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the 5-1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. During the quarter and six months ended June 30, 2004, the Company recorded a $1.0 million decline in the fair value of these call options. The fair value of the call options increased $1.0 million and decreased $0.2 million during the quarter and six months ended June 30, 2003, respectively.

5.	Comprehensive Income

     Total comprehensive income consisted of the following:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(in millions)
Net income	$8.4	$11.4	$19.8	$17.5
Unrealized translation adjustments	(1.7)	7.2	(3.4)	9.4
Net unrealized gains from cash flow hedges	0.6	0.4	1.3	0.5

Total comprehensive income	$7.3	$19.0	$17.7	$27.4

6.	Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$8.4	$11.4	$19.8	$17.5
Denominator:
Weighted-average shares – basic	20.5	20.2	20.4	20.2
Employee stock options	0.7	0.4	0.7	0.2

Weighted-average shares – diluted	21.2	20.6	21.1	20.4

Earnings per share:
Basic	$0.41	$0.57	$0.97	$0.87

Diluted	$0.40	$0.56	$0.94	$0.86

7.	Stock-Based Compensation

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

     For purposes of the required pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net income:
As reported	$8.4	$11.4	$19.8	$17.5
Add: stock-based employee compensation expense included in reported net income, net of tax	0.3	—	0.4	—
Deduct: stock-based employee compensation expense determined under fair value method, net of tax	(0.4)	(0.4)	(0.7)	(0.7)

Pro forma	$8.3	$11.0	$19.5	$16.8

Basic earnings per share:
As reported	$0.41	$0.57	$0.97	$0.87

Pro forma	$0.41	$0.55	$0.96	$0.83

Diluted earnings per share:
As reported	$0.40	$0.56	$0.94	$0.86

Pro forma	$0.39	$0.54	$0.93	$0.82

8.	Inventories

     Inventories consisted of the following:

	As of	As of
	June 30,	December 31,
	2004	2003
	(in millions)
Finished products	$43.2	$47.9
Work in process	53.4	56.8
Raw materials and supplies	13.7	13.5

	110.3	118.2
Reserve to reduce certain inventories to LIFO basis	(14.2)	(14.5)
Progress payments and advances	(43.0)	(53.1)

Total	$53.1	$50.6

9.	Goodwill and Identifiable Intangible Assets

     The changes in the net carrying value of goodwill by reportable segment during the six months ended June 30, 2004, are as follows:

	Sealing	Engineered
	Products	Products	Total
		(in millions)
Goodwill, net as of December 31, 2003	$41.3	$87.0	$128.3
Post-acquisition adjustment	—	(0.3)	(0.3)
Impairment loss recognized	—	(1.7)	(1.7)

Goodwill, net as of June 30, 2004	$41.3	$85.0	$126.3

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$32.7	$7.9	$32.7	$6.3
Existing technology	16.5	1.5	16.5	1.2
Trademarks	24.5	2.3	24.5	2.1
Other	11.6	3.6	11.6	2.9

	$85.3	$15.3	$85.3	$12.5

     The Company has approximately $16 million of trademarks with indefinite lives, and thus were not amortized, as of June 30, 2004 and December 31, 2003, included in the table above.

     Amortization expense for the six months ended June 30, 2004, was $2.8 million. Amortization expense for these intangible assets for 2004 through 2008 is estimated to be approximately $5 million per year.

10.	Long-Term Debt

     In June 2004, the Company received the cash surrender value of a life insurance policy on a former executive officer. The proceeds were used to retire a promissory note that was collateralized by the policy, reducing debt by $2.5 million.

11.	Business Segment Information

     The Company has two reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal polymer bearings, air compressors, reciprocating compressor components and heavy-duty diesel and natural gas engines. The Company’s reportable segments are managed separately based on differences in their products and services. Segment profit is total segment revenue reduced by operating expenses and restructuring and new facilities costs identifiable with the segment. Corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets, income taxes and other expenses not directly attributable to the segments are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Six Months
	June 30,		Ended June 30,
	2004	2003	2004	2003
		(in millions)
Sales
Sealing Products	$96.3	$86.5	$191.9	$168.9
Engineered Products	120.2	112.1	238.8	214.2

	216.5	198.6	430.7	383.1
Intersegment sales	(0.2)	(0.3)	(0.6)	(0.8)

Total sales	$216.3	$198.3	$430.1	$382.3

Segment Profit
Sealing Products	$16.8	$14.8	$32.6	$25.6
Engineered Products	11.2	10.5	24.3	21.6

Total segment profit	28.0	25.3	56.9	47.2
Corporate expenses	(6.8)	(5.5)	(12.7)	(10.9)
Asbestos-related expenses	(1.1)	(2.5)	(4.0)	(5.4)
Interest expense, net	(1.9)	(2.0)	(3.8)	(3.9)
Loss on sale of assets, net	(3.3)	—	(1.8)	—
Mark-to-market adjustment for call options	(1.0)	1.0	(1.0)	(0.2)
Other income (expenses), net	(0.7)	1.1	(2.6)	0.1

Income before income taxes	$13.2	$17.4	$31.0	$26.9

12.	Pensions and Post-Retirement Benefits

     The components of net periodic benefit cost for the Company’s U.S. defined benefit pension and other post-retirement plans for the quarter and six months ended June 30, 2004 and 2003, are as follows:

	Quarter Ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1.4	$1.3	$0.2	$0.2
Interest cost	1.9	1.6	0.1	0.2
Expected return on plan assets	(1.9)	(1.5)	—	—
Amortization of prior service cost	0.6	0.7	—	—
Amortization of net loss	0.1	0.2	—	—
Curtailment loss	1.2	—	—	—

	$3.3	$2.3	$0.3	$0.4

	Six Months Ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$3.1	$2.6	$0.4	$0.3
Interest cost	3.9	3.3	0.2	0.3
Expected return on plan assets	(4.0)	(3.0)	—	—
Amortization of prior service cost	1.3	1.3	—	—
Amortization of net loss	0.3	0.4	—	—
Curtailment loss	1.2	—	—	—

	$5.8	$4.6	$0.6	$0.6

     The Company anticipates that there will be no required funding in 2004 of its U.S. defined benefit pension plans, and has not determined whether it will make a discretionary contribution in 2004. During the six months ended June 30, 2004, no contributions were made.

13.	Commitments and Contingencies

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

     Environmental

     The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. The Company takes a proactive approach in addressing the applicability of all environmental, health and safety laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company also conducts comprehensive compliance and management system audits at its facilities to maintain compliance and improve operational efficiency.

     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been notified that it is among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 18 sites at which the costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     The Company’s policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2004 and December 31, 2003, EnPro had an accrued liability of $34.7 million and $35.4 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis. Although the Company is pursuing insurance recoveries in connection with certain of these matters, no receivable has been recorded with respect to any potential recoveries of costs in connection with any environmental matter.

     The Company believes that its reserves are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, the Company believes that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on its financial condition or cash flows, but could be material to its results of operations in a given period.

     Colt Firearms and Central Moloney

     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds. As a result, Colt Firearms has filed a lawsuit in New York State Court seeking reimbursement of costs incurred in defending municipal cases.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

     Crucible Materials Corporation

     The Company, through its Coltec subsidiary, owns 44% of the outstanding common stock of Crucible Materials Corporation (“Crucible”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Crucible common stock owned by the Company was held by an irrevocable non-voting trust (the “Ownership Trust”) until the Ownership Trust expired in May 2004. Since the creation of the Ownership Trust,

Coltec has not participated in the management of Crucible’s affairs nor has the Company exercised influence over the ongoing activities and business strategies of Crucible. The Company intends to divest the Crucible common shares it owns later this year.

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

     A substantial portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan. As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected in the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.7 million each at June 30, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of June 30, 2004, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.8 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt or lease agreements, the Company could be responsible for these obligations.

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

     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2004 are as follows:

(in millions)
Balance as of December 31, 2003	$5.0
Warranties issued	0.2
Settlements made	(1.4)

Balance as of June 30, 2004	$3.8

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $980 million in settlements and judgments and approximately $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, the Company believes that the disease mix in the current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, out of the 141,800 open cases, the Company is aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, an Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75-year-old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48-year career as a steamfitter. Garlock is entitled to a credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Garlock intends to appeal the verdict. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered.

     During the first half of 2004, Garlock began six trials. Garlock won a defense verdict in one case, the judge directed verdicts in favor of Garlock in two cases, and one trial was continued to a later date. Verdicts were rendered against Garlock in the other two cases.

     An El Paso, Texas jury awarded a deceased 64-year-old pipefitter $2.6 million in compensatory damages in April, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock intends to appeal. The Company is confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock is entitled to a set-off against any ultimate award for settlements collected by the plaintiff from other defendants, and those set-offs are significant, potentially offsetting the entire verdict.

     In May, a Baltimore jury returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages to a 52-year-old boiler technician who died from mesothelioma. No judgment has been entered as of August 9, 2004. Garlock has filed post-trial motions and is considering its appellate rights.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2003 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000, and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include some amounts for those settlements.

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

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of June 30, 2004, Garlock had available $789 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $63 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2.2 million from insolvent carriers during the first half of 2004, $5.8 million during 2003 and $2.0 million during 2002. Of the solvent insurance, $598 million (76%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $64 million (8%) is with other solvent US carriers and $127 million (16%) is with various solvent London market carriers. Of the $789 million, $223 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $262 million is allocated to the Company’s estimated liability for future payments. Thus, as of June 30, 2004, $304 million remains available for additional future asbestos-related settlements. The $304 million of remaining insurance does not reflect the effect of the agreement with Equitas described in the next paragraph.

     The Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ insurance claims. As a result of the settlement, Garlock expects to receive $30 million in payment of overdue receivables in the third quarter of 2004, and another $88 million will be placed in an independent trust. The funds in the trust will be available to pay the Equitas share of future claims and the trust will be billed monthly for that share, just as Equitas was billed. As a result of that agreement, the $118 million of payments made by Equitas will commute $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. The Company expects a portion of the discounted amount to be recoverable from after-tax earnings on the trust assets, which will also be available for the payment of claims that it submits to the trust. The $304 million of remaining insurance reported in the previous paragraph does not reflect the $40 million discount provided in the Equitas settlement because the settlement was finalized in the third quarter.

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

     Garlock continues to be involved in a dispute with its London market carriers other than Equitas and one of its U.S. carriers that has some policies reinsured through the London market. The dispute concerns documentation requirements and settlement standards that Garlock asserts are not required in the insurance funding agreement. These insurers continue to withhold payment pending satisfaction of those requirements and standards. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue.

     As Garlock pursues resolution of the dispute with these carriers, the Company anticipates that net asbestos cash outflows will continue to be impacted. Garlock anticipates that it will resolve the dispute later in the year or early in 2005. In the event the dispute is resolved in 2004, the Company anticipates that net asbestos cash outflows will be lower in 2004 than in 2003. The carriers that continue to be involved in the dispute will owe Garlock approximately $15.4 million of the $86.4 million due under the cap agreement in 2004, in addition to the $6.1 million of delinquent payments carried forward from periods prior to 2004. There can be no assurance that the arbitration will be resolved during 2004, or that, even if resolved, payment will be received prior to year end.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $598 million of investment grade U.S.-based coverage.

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

     Quantitative Claims Information. Historically, the Company recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, the Company has reconsidered this position and has established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated.

     Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a broad range, and the Company believes no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at June 30, 2004, for early-stage and future claims of $155 million, the amount the Company believes to be the low end of the range, and the Company recorded a liability for advanced stage cases and settled claims of $108.5 million. Thus, the Company’s total accrual for current and estimated future claims is $263.5 million. The Company also recorded a corresponding receivable from its insurance carriers. The upper end of management’s estimated range of liability for current and potential future claims over the estimated period exceeds $1 billion.

     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in the Company’s past experience and those reflected in its estimate.

     The Company will periodically review the period over which it can make a reasonable estimate, the assumptions underlying its estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances that could arise in the future and new data that may become available could cause an increase in the obligation in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess would be charged to earnings. The charge would be non-cash and would not impact the Company’s liquidity.

     The recording of a liability for early-stage and unasserted claims will not alter the Company’s strategy for managing its potential asbestos liabilities and insurance assets and will have no impact on the ultimate amount paid for asbestos-related claims against its subsidiaries.

     The table below quantitatively depicts the liability described above and the amount that the Company expects Garlock to recover from insurance related to this liability.

	As of and for the
	Six Months Ended
	June 30,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	11,800	33,900
Open Actions at Period-End (1)	141,800	139,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$485.4	$272.3
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$108.5	$97.1
Estimated Liability for Early-Stage and Unasserted Cases (4)	$155.0	—
(dollars in millions)
Payments (5)	$(73.8)	$(73.6)
Insurance Recoveries (5)	30.7	50.1

Net Cash Flows	$(43.1)	$(23.5)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action.

(2)	At June 30, 2004, included $223.3 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in part due to the annual limit imposed under Garlock’s insurance policies,which will be recovered in future periods to the extent insurance is available, and in part due to the dispute with its London market insurers. Also included at June 30, 2004, is $262.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At June 30, 2004, the Company classified

$118.8 million as a current asset and $366.6 million as a non-current asset in the condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2004, the Company classified $94.8 million as a current liability and $13.7 million as a non-current liability in the condensed consolidated balance sheet.

(4)	Includes an estimate of potential liabilities for early-stage cases and future claims likely to be filed against Garlock within the next five years. The amount reflects the low end of an estimated range of potential liabilities, and the Company cautions that the range is very broad, as future asbestos exposures remain highly uncertain and the assumptions used to estimate this range are highly subjective. At June 30, 2004, the Company classified this amount as a non-current liability in the condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2004 and 2003, the Company added $39.1 million and $18.1 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and the Company recorded $4.0 million and $5.4 million, respectively, as an expense in the condensed consolidated statements of operations. This expense related primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

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

     We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products, including: sealing products; self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; reciprocating compressor components; and heavy-duty diesel and natural gas engines. We also design, manufacture and sell other engineered industrial products such as polytetrafluoroethylene (“PTFE”) products.

     We manage our business as two segments: a sealing products segment and an engineered products segment. For purposes of our segment disclosures, segment profit is total segment revenue reduced by operating expenses and restructuring and new facilities costs identifiable with the segment. Corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets, income taxes and other expenses not directly attributable to the segments are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

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

     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; reciprocating compressor components; and heavy-duty medium-speed diesel and natural gas engines. In the second quarter of 2004, we divested one of the specialized tooling operations, Sterling Die. In July 2004, we consummated the divestiture of Haber Tool, thereby completing the divestiture of the specialized tooling operations.

     Since the Distribution, we have focused on four management initiatives: increasing productivity through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.

     Outlook. The second half of 2004 should benefit from increased demand in our key markets compared to the same period last year. However, order activity in our industrial markets in the second half of the year is typically lower than the first two quarters and we expect that to be the case this year. Shipments of engines, principally for U.S. Navy shipbuilding programs, in the second half of 2004 will bolster sales levels compared to last year, but the addition of these sales and lower activity in our other markets will lead to a weaker mix of business in the second half of 2004 compared to the first half of the year. As a result, segment profit in the second half of 2004 is likely to be lower than it was in the first half of the year, but better than in the second half of 2003.

     Our cash flows in the second half of the year are expected to benefit from the resolution of a dispute with Equitas, one of our insurance carriers, over the reimbursement of our asbestos-related claims. We expect to receive approximately $30 million of delinquent insurance reimbursements from Equitas, which will reduce our net asbestos-related payments for the year. Refer to our discussion of “- Contingencies – Asbestos” that follows for additional information regarding this matter. We anticipate that the cash flows we generate from operations and our current cash balances will be sufficient to cover net asbestos-related payments and higher capital spending anticipated in 2004. Investments that we are making in a new Quincy Compressor facility in China, a new GGB plant in Slovakia and restructuring activities at certain U.S. operations are expected to result in a significant increase in capital expenditures compared to the year ended December 31, 2003.

     See our discussion regarding “ – Forward-Looking Information” that follows for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.

Results of Operations – Second Quarter of 2004 Compared to the Second Quarter of 2003

     Sales of $216.3 million in 2004 increased 9% from $198.3 million in the comparable quarter of 2003. Increased volume at nearly every operation was the primary driver for the increase and led to strong double digit sales increases at a number of our larger operations. The improvement in order activity and sales volume is in line with the improvements in industrial economic indicators during the quarter and the first half of the year. Approximately two percentage points of the increase in sales is attributable to the increase in the value of the euro as compared to the U.S. dollar. This change favorably impacted revenue at the European operations of Garlock Sealing Technologies, GGB and France Compressor Products.

     Segment profit increased 11%, from $25.3 million in 2003 to $28.0 million in 2004. The 2004 results include an additional $2.2 million of restructuring expenses compared to last year. Similar to sales, the most significant cause for the increase was additional volume. Although cost of sales was impacted negatively by rising raw materials prices, especially in metals and increases in energy prices, these negative effects were partially mitigated by cost reductions in connection with Total Customer Value, or TCV, initiatives and some selective price increases. Segment margins were essentially flat at 12.8% and 12.9% in 2003 and 2004, respectively.

     Net income of $8.4 million, or $0.40 per share, in 2004 was 26% lower than the net income of $11.4 million, or $0.56 per share, in 2003. Earnings per share are expressed on a diluted basis. The decline in net income was caused primarily by certain of the items discussed below.

     Corporate expenses increased to $6.8 million in 2004 from $5.5 million in the comparable quarter last year. The increase was primarily due to the rise in EnPro’s stock price and the effect that had on stock-based compensation expense and an increase in long-term and 2004 incentive compensation expenses.

     Asbestos-related expenses, which relate primarily to legal fees and administrative costs not covered by insurance, were $1.1 million in 2004 compared to $2.5 million in the prior year. The reduction was principally a result of lower write-offs of asbestos insurance receivables related to an insolvent insurance carrier.

     We incurred a $3.3 million loss on the divestitures of the Sterling Die and Haber Tool operations in 2004, which is shown as a loss on the sale of assets in the condensed consolidated statement of operations.

     Results of operations in 2004 included a $1.0 million charge for a decline in the fair value of our call options on Goodrich common stock. The fair value of the call options increased by $1.0 million in the comparable quarter of 2003, resulting in a $2 million fluctuation in pre-tax earnings quarter-over-quarter. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows. We use the call options to protect against the risk that our 5-1/4% Convertible Preferred Securities – Term Income

Deferred Equity Securities (“TIDES”), which under certain circumstances are convertible into Goodrich and EnPro common stock, could exceed their aggregate liquidation value if converted.

Following is a discussion of operating results for each segment:

     Sealing Products. Sales of $96.3 million in 2004 were 11% higher than the $86.5 million reported in the same quarter of 2003. Without the positive effect of the U.S. dollar-euro exchange rate change, sales increased 9% quarter-over-quarter. Sales at Stemco showed the largest percentage increase as heavy-duty trucking production and aftermarket orders continued to expand quarter-over-quarter and Stemco continued to capture additional market share. This industry is forecasting additional growth in 2004 as it continues to rebound from a historical low point in 2001. Garlock Sealing Technologies’ sales increased in the Klozure rotary lip seal product line, which benefited from strong order levels from customers in the primary metals, mining and pulp and paper industries. Garlock Sealing Technologies’ European sales increased primarily due to favorable exchange rates.

     Segment profit increased 14%, from $14.8 million in 2003 to $16.8 million in the same period this year. Earnings for Garlock Sealing Technologies benefited from increased volume and a more profitable mix. Higher unit volume and selected price increases were the primary catalysts for Stemco’s higher earnings. Most operations also reported improvements in profit resulting from cost reductions, but this was partially offset by pressure on raw materials and energy pricing and inflationary increases in salaries and other expenses. Operating margins increased slightly from 17.1% in 2003 to 17.4% in 2004.

     Engineered Products. Sales were $120.2 million in the second quarter of 2004, which is a 7% increase compared to sales of $112.1 million in the same period last year. Excluding favorable exchange rate changes that bolstered sales at GGB and France Compressor Products, sales increased 5%. GGB also experienced improved demand in industrial and automotive markets in the Americas and throughout Europe. In 2004, Fairbanks Morse Engine shipped fewer new engines as compared to 2003 due to difficulties encountered in the production and testing of a new engine type. Engine parts and services revenues were essentially flat. Order levels and sales volumes improved at Quincy Compressor in 2004 as compared to 2003 for nearly all of their product lines.

     Segment profit increased 7%, from $10.5 million in 2003 to $11.2 million in 2004. Excluding the effect of favorable exchange rate changes, segment profit increased by 3%. Operating margins were flat at 9.3% and 9.4% in 2004 and 2003, respectively. Profit at France Compressor Products was lower quarter-over-quarter because of $2.3 million of expenses incurred in connection with the relocation of its primary U.S. manufacturing facility to a new location. Without these expenses, earnings at France Compressor products would have been essentially flat compared to last year and profits for the segment would have shown a much more dramatic improvement over 2003. GGB benefited from higher volume, which was partially offset by higher raw materials costs primarily in metals. Profits in 2004 at Fairbanks Morse Engine were essentially flat when compared to 2003. Higher volume and cost reductions partially offset by expenses incurred in connection with their new facility in China increased earnings at Quincy Compressor compared to last year.

Results of Operations – Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Sales increased 13% to $430.1 million in 2004 from $382.3 million in 2003. Segment profit increased from $47.2 million in 2003 to $56.9 million in 2004, which is a 21% improvement. Sales increased 9% and segment profit increased 17% compared to last year without the positive effect of stronger foreign exchange rates. Net income of $19.8 million, or $0.94 per share, in 2004 was 13% higher than the $17.5 million, or $0.86 per share, in 2003. Earnings per share are expressed on a diluted basis. The factors affecting the results of operations for the first six months of 2004 and 2003 were substantially the same as those discussed for the second quarter, with the following exceptions.

     In addition to the $3.3 million loss on the divestitures of the Sterling Die and Haber Tool operations in 2004, we realized a $1.5 million gain on the sale of a building in connection with the planned relocation of the U.S. operations of France Compressor Products to a new facility. The effect of these transactions is included in loss on sale of assets, net.

     The fair value of the call options on Goodrich common stock declined by $0.2 million and $1.0 million during the six months ended June 30, 2003 and 2004, respectively.

Liquidity and Capital Resources

     Cash Flows

     Operating activities used $12.2 million and provided $2.2 million of cash during the first half of 2004 and 2003, respectively. In 2004, the cash was used mainly for payments for asbestos-related claims, net of insurance proceeds, and to fund an increase in working capital. Working capital increased, and typically does so in the first half of the year, as a result of increased activity. Payments for asbestos-related claims settlements and expenses, net of insurance proceeds, during 2004 were $43.1 million compared to $23.5 million in 2003. Although total asbestos-related payments before insurance proceeds were essentially flat, a delay in insurance collections in 2004 due to a dispute with certain insurance carriers led to the increase in net asbestos-related payments. See our discussion of “ — Contingencies — Asbestos” that follows for additional information regarding the resolution of this dispute with one of the insurance carriers and the status of the dispute with the remaining insurers involved in this matter.

     Investing activities used $7.4 million and $8.2 million of cash in the first half of 2004 and 2003, respectively. The cash spent on capital expenditures in 2004 was partially offset by cash receipts on the sale of a building and the Sterling Die operation. Capital expenditures in 2004 were nearly double the 2003 amount as we continued to invest in projects expected to improve our competitive position.

     Financing activities used cash amounting to $4.0 million in 2004 and provided $4.1 million of cash in 2003. The cash used in 2004 includes the repayment of a promissory note and an industrial revenue bond, whereas the cash provided in 2003 relates to borrowings on the promissory note.

     Capital Resources

     Our primary U.S. subsidiaries have a revolving credit facility. Any borrowings under the senior secured revolving credit facility would be collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the facility is $60 million. We have not borrowed against this credit facility.

     A subsidiary of EnPro has outstanding approximately $145 million of TIDES due April 15, 2028. The TIDES are convertible at the option of the holders into a combination of Goodrich common stock and EnPro common stock. The value of Goodrich and EnPro common stock could increase to a level where the cost to acquire shares to fulfill a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. To protect against this risk, we purchased call options on shares of Goodrich common stock expiring in 2007 in an amount that would enable us to purchase the Goodrich common stock at a cost equal to the liquidation value if TIDES holders convert. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but will not result in any cash obligation. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value, we cannot assure you that we will have the financial resources to redeem these securities, or effectively hedge this exposure beyond the term of the call options.

     Our ability to raise capital through the issuance of additional equity may be constrained because it might cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we have agreed to indemnify Goodrich for any tax due if our actions cause such a tax.

Critical Accounting Policies and Estimates

     Refer to the annual report on Form 10-K for the fiscal year ended December 31, 2003, for a complete list of our critical accounting policies and estimates. Our critical accounting policies and estimates have been updated during the quarter-end June 30, 2004, as follows:

     Asbestos. Historically, we recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, we have reconsidered this position and have established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a broad range, and we believe no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, we record a liability for these claims and a corresponding receivable from our insurance carriers, at the lower end of the range of estimated potential liability.

     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in our past experience and those reflected in our estimate.

     We will periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances that could arise in the future and new data that may become available could cause an increase in the obligation in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess would be charged to earnings. The charge would be non-cash and would not impact our liquidity.

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

     Although we believe that past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been notified that we are, or it is, among the potentially responsible parties under environmental laws for the cost of investigating and, in some cases, remediating contamination by hazardous materials at 18 sites at which the costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2004 and December 31, 2003, we had an accrued liability of $34.7 million and $35.4 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis. Although we are pursuing insurance recoveries in connection with certain of these matters, no receivable has been recorded with respect to any potential recoveries of costs in connection with any environmental matter.

     We believe that our reserves are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition or cash flows, but could be material to our results of operations in a given period.

     Colt Firearms and Central Moloney

     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of those cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds. As a result, Colt Firearms has filed a lawsuit in New York State Court seeking reimbursement of costs incurred in defending municipal cases.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

     Crucible Materials Corporation

     Through our Coltec subsidiary, we own 44% of the outstanding common stock of Crucible Materials Corporation (“Crucible”). Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. The Crucible common stock owned by the Company was held by an irrevocable non-voting trust (the “Ownership Trust”) until the Ownership Trust expired in May 2004. Since the creation of the Ownership Trust, Coltec has not participated in the management of Crucible’s affairs nor have we exercised influence over the ongoing activities and business strategies of Crucible. The Company intends to divest the Crucible common shares it owns later this year.

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

     A substantial portion of the remaining 56% of the shares of Crucible are owned by Crucible-sponsored pension and profit sharing plans and the Crucible Employee Stock Ownership Plan. As Crucible’s employees retire, they are entitled to redeem those shares and be paid the fair value of the shares by Crucible. In addition, provided certain conditions are met, Crucible’s pension plans have the right to sell their shares of Crucible common stock to Crucible. When shares are purchased by Crucible, the shares are retired and Coltec’s percentage ownership in Crucible increases.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $27.7 million each at June 30, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of Crucible.

     Debt and Capital Lease Guarantees

     As of June 30, 2004, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.8 million. These guarantees arose from the divestiture of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that Crucible or Central Moloney does not fulfill its obligations under its debt or lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies, LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $980 million in settlements and judgments and approximately $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Because the more serious disease cases tend to work through the system more quickly than the non-malignancy cases and the cases filed by those who are not impaired, we believe that the disease mix in our current open caseload, on a percentage basis, is even more skewed toward pleural plaques and includes a large number of claims made by plaintiffs who have suffered no disease and have no measurable impairment of any kind. In fact, out of the 141,800 open cases, we are aware of only approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

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

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent. In November 2003, an Ohio jury awarded compensatory damages in the amount of $6.4 million to the family of a 75-year-old deceased mesothelioma patient who alleged exposure to Garlock asbestos-containing products during his 48-year career as a steamfitter. Garlock is entitled to a credit for the amount of monies paid to the plaintiff by defendants who settled before or during trial. Garlock intends to appeal the verdict. Garlock and its attorneys believe it is probable that the verdict will be set aside on appeal and a new trial ordered.

     During the first half of 2004, Garlock began six trials. Garlock won a defense verdict in one case, the judge directed verdicts in favor of Garlock in two cases, and one trial was continued to a later date. Verdicts were rendered against Garlock in the other two cases.

     An El Paso, Texas jury awarded a deceased 64-year-old pipefitter $2.6 million in compensatory damages in April, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock intends to appeal. We are confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock is entitled to a set-off against any ultimate award for settlements collected by the plaintiff from other defendants, and those set-offs are significant, potentially offsetting the entire verdict.

     In May, a Baltimore jury returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages to a 52-year-old boiler technician who died from mesothelioma. No judgment has been entered as of August 9, 2004. Garlock has filed post-trial motions and is considering its appellate rights.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2003 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000 and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include some amounts for those settlements.

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

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of June 30, 2004, Garlock had available $789 million of insurance coverage from carriers that it believes to be solvent. Garlock classifies $63 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $2.2 million from insolvent carriers during the first half of 2004, $5.8 million during 2003, and $2.0 million during 2002. Of the solvent insurance, $598 million (76%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $64 million (8%) is with other solvent US carriers and $127 million (16%) is with various solvent London market carriers. Of the $789 million, $223 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $262 million is allocated to our estimated liability for future payments. Thus, as of June 30, 2004, $304 million remains available for additional future asbestos-related settlements. The $304 million of remaining insurance does not reflect the effect of the agreement with Equitas described in the next paragraph.

     We reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ insurance claims. As a result of the settlement, Garlock expects to receive $30 million in payment of overdue receivables in the third quarter of 2004, and another $88 million will be placed in an independent trust. The funds in the trust will be available to pay the Equitas share of future claims and the trust will be billed monthly for that share, just as Equitas was billed. As a result of that agreement, the $118 million of payments made by Equitas will commute $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. We expect a portion of the discounted amount to be recoverable from after-tax earnings on the trust assets, which will also be available for the payment of claims that we submit to the trust. The $304 million of remaining insurance reported in the previous paragraph does not reflect the $40 million discount provided in the Equitas settlement because the settlement was finalized in the third quarter.

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

     Garlock continues to be involved in a dispute with its London market carriers other than Equitas and one of its U.S. carriers that has some policies reinsured through the London market. The dispute concerns documentation requirements and settlement standards that Garlock asserts are not required in the insurance funding agreement. These insurers continue to withhold payment pending satisfaction of those requirements and standards. Garlock has demanded payment in accordance with the terms of the agreement and has initiated arbitration of the issue.

     As Garlock pursues resolution of the dispute with these carriers, we anticipate that net asbestos cash outflows will continue to be impacted. Garlock anticipates that it will resolve the dispute later in the year or early in 2005. In the event the dispute is resolved in 2004, we anticipate that net asbestos cash outflows will be lower in 2004 than in 2003. The carriers that continue to be involved in the dispute will owe Garlock approximately $15.4 million of the $86.4 million due under the cap agreement in 2004, in addition to the $6.1 million of delinquent payments carried forward from periods prior to 2004. There can be no assurance that the arbitration will be resolved during 2004, or that, even if resolved, payment will be received prior to year end.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $598 million of investment grade U.S.-based coverage.

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

     Quantitative Claims Information. Historically, we recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, we have reconsidered this position and have established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated.

     Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a broad range, and we believe no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at June 30, 2004, for early-stage and future claims of $155 million, the amount we believe to be the low end of the range, and we recorded a liability for advanced stage cases and settled claims of $108.5 million. Thus, our total accrual for current and estimated future claims is $263.5 million. We also recorded a corresponding receivable from our insurance carriers. The upper end of management’s estimated range of liability for current and potential future claims over the estimated period exceeds $1 billion.

     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in our past experience and those reflected in our estimate.

     We will periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances that could arise in the future and new data that may become available could cause an increase in the obligation in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess would be charged to earnings. The charge would be non-cash and would not impact our liquidity.

     The recording of a liability for early-stage and unasserted claims will not alter our strategy for managing potential asbestos liabilities and insurance assets and will have no impact on the ultimate amount paid for asbestos-related claims against our subsidiaries.

     The table below quantitatively depicts the liability described above and the amount that we expect Garlock to recover from insurance related to this liability.

	As of and for the
	Six Months Ended
	June 30,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	11,800	33,900
Open Actions at Period-End (1)	141,800	139,900
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$485.4	$272.3
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$108.5	$97.1
Estimated Liability for Early-Stage and Unasserted Cases (4)	$155.0	—
(dollars in millions)
Payments (5)	$(73.8)	$(73.6)
Insurance Recoveries (5)	30.7	50.1

Net Cash Flows	$(43.1)	$(23.5)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action.

(2)	At June 30, 2004, included $223.3 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in part due to the annual limit imposed under Garlock’s insurance policies, which will be recovered in future periods to the extent insurance is available, and in part due to the dispute with its London market insurers. Also included at June 30, 2004, is $262.1 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At June 30, 2004, we classified $118.8 million as a current asset and $366.6 million as a non-current asset in the condensed consolidated balance sheets.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2004, we classified $94.8 million as a current liability and $13.7 million as a non-current liability in the condensed consolidated balance sheet.

(4)	Includes an estimate of potential liabilities for early-stage cases and future claims likely to be filed against Garlock within the next five years. The amount reflects the low end of an estimated range of potential liabilities, and we caution that the range is very broad, as future asbestos exposures remain highly uncertain and the assumptions used to estimate this range are highly subjective. At June 30, 2004, we classified this amount as a non-current liability in the condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2004 and 2003, we added $39.1 million and $18.1 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $4.0 million and $5.4 million, respectively, as an expense in the condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

     The number of new actions filed increased considerably in the first six months of 2003 from the first six months of 2002 (33,900 compared to 16,200). We believe that the numbers were much higher than they otherwise would have been because of tort reform efforts in general and in Mississippi and Texas in particular. In the second half of 2003, the number of new actions was much lower than in the comparable 2002 period (10,800 compared to 25,500). In the first half of 2004, that trend continued and the number of new actions was much lower than the number in the comparable period of 2003 (11,800 compared to 33,900). In fact, the number of new actions received in the trailing twelve months ended June 30, 2004, was the lowest for any twelve-month period since before 1990.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to accelerate insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims, as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. In fact, such studies indicate that asbestos-related diseases have been in decline for several years, yet asbestos-related claims filings increased through the first half of 2003. New filings have been lower for the past four quarters, but declining incidence of disease is but one possible factor in the decline.

     Considering the foregoing, as well as the experience of Coltec’s subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, those future actions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2003, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payments of claims and related expenses, the timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for early-stage and potential future asbestos claims that may be received is highly uncertain, is based on very subjective assumptions and is at the low end of a very broad range of estimates;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, or through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2003, and the following section of this disclosure.

Foreign Currency Risk

     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of June 30, 2004.

	Notional Amount
	Outstanding in
	millions of U.S.
Transaction Type	dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell Canadian dollar	$10.9	July 2004 – Dec 2004	1.341 to 1.443 Canadian dollar/USD
Buy USD/sell euro	7.2	July 2004 – Dec 2004	1.126 to 1.219 USD/euro
Buy koruna/sell euro	6.3	July 2004 – Dec 2004	39.84 to 43.86 koruna/euro
Buy euro/sell Australian dollar	3.6	July 2004	1.754 Australian dollar/euro
Buy euro/sell USD	2.8	July 2004 – Dec 2004	1.082 to 1.237 USD/euro
Buy USD/sell Australian dollar	2.2	July 2004 – Dec 2004	0.626 to 0.634 USD/Australian dollar
Buy koruna/sell USD	0.6	July 2004 – Dec 2004	38.59 to 38.93 koruna/USD
Buy USD/sell UK pound sterling	0.3	July 2004 – Dec 2004	1.557 to 1.814 USD/UK pound sterling

	33.9

Option Contracts
Buy euro/sell USD	6.7	July 2004 – Nov 2004	1.144 to 1.192 USD/euro

	$40.6

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2004.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	Units) Purchased	Paid per Share	Publicly Announced	Be Purchased Under the
Period	(1)	(or Unit)	Plans or Programs (1)	Plans or Programs (1)
April 1 - April 30, 2004	-0-	—	—	—
May 1 - May 31, 2004	-0-	—	—	—
June 1 - June 30, 2004	1,320	(2)	—	—
Total	1,320	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly-owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 1,320 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $23.11, the average price of the Company’s common stock on June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on May 6, 2004. The following sets forth the voting results on each of the matters voted upon at the meeting:

(a)	Election of Directors

	No. of Votes	No. of Votes
Nominee	“For”	“Withheld”
J.P. Bolduc	16,554,126	964,079
Peter C. Browning	17,157,735	360,470
Joe T. Ford	17,224,611	293,594
James H. Hance, Jr.	16,917,783	600,422
Gordon D. Harnett	17,335,051	183,154
William R. Holland	17,246,738	271,467
Ernest F. Schaub	17,394,617	123,588

     There were no broker non-votes with respect to the election of directors.

(b)	Approval of the Senior Executive Annual Performance Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
16,935,882	510,290	72,033	—

(c)	Approval of the Long-Term Incentive Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
16,935,551	492,108	72,546	—

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

     The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

(b)	Reports on Form 8-K

     We furnished a Current Report on Form 8-K on April 29, 2004, announcing our earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of August, 2004.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

10.1*	Third Amendment to Credit Agreement dated as of June 3, 2004 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Haber Tool Company Inc., Stemco LLC, and Corrosion Control Corporation.

10.2*	Fourth Amendment to Credit Agreement dated as of July 20, 2004 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Haber Tool Company Inc., Stemco LLC, and Corrosion Control Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

* Filed herewith