Form 10-Q
period 2004-09-30
ENPRO INDUSTRIES INC
filed 2004-11-04
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

As of November 1, 2004, there were 20,787,763 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2004 and 2003
(In millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$192.1	$168.8	$622.2	$551.1
Operating costs and expenses:
Cost of sales	138.9	113.1	430.8	377.9
Selling, general and administrative expenses	44.6	41.0	138.9	122.1
Asbestos-related expenses	2.8	2.9	6.8	8.3
Restructuring and new facilities costs	1.6	0.3	4.7	0.8
Loss on sale of assets, net	—	—	1.8	—

	187.9	157.3	583.0	509.1

Operating income	4.2	11.5	39.2	42.0
Interest expense, net	(1.7)	(2.0)	(5.5)	(5.9)
Mark-to-market adjustment for call options	1.2	0.2	0.2	—
Other income	10.0	1.5	10.8	2.0

Income before income taxes	13.7	11.2	44.7	38.1
Income tax expense	(3.6)	(3.9)	(14.8)	(13.3)

Net income	$10.1	$7.3	$29.9	$24.8

Basic earnings per share	$0.49	$0.36	$1.46	$1.23

Diluted earnings per share	$0.47	$0.35	$1.41	$1.21

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2004 and 2003
(In millions)

	2004	2003
OPERATING ACTIVITIES
Net income	$29.9	$24.8
Adjustments to reconcile net income to net cash provided by operating activities:
Mark-to-market adjustment for call options	(0.2)	—
Loss on sale of assets, net	1.8	—
Gain on TIDES repurchase	—	(1.5)
Payments for asbestos-related claims, net of insurance proceeds	(16.5)	(17.5)
Depreciation and amortization	23.6	23.0
Deferred income taxes	5.1	5.7
Change in other current assets and liabilities	(22.1)	(10.5)
Change in other non-current assets and liabilities	12.1	(2.5)

Net cash provided by operating activities	33.7	21.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.7)	(12.0)
Proceeds from sales of assets	9.6	2.3
Receipt (payments) in connection with acquisitions of businesses	0.3	(2.5)

Net cash used in investing activities	(13.8)	(12.2)

FINANCING ACTIVITIES
Borrowings	—	4.7
Repayments of debt	(5.4)	(3.8)
Proceeds from issuance of common stock	1.4	0.3
Transfer to Goodrich	—	(0.6)

Net cash provided by (used in) financing activities	(4.0)	0.6

Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.9

Net increase in cash and cash equivalents	15.3	12.8
Cash and cash equivalents at beginning of period	94.7	81.8

Cash and cash equivalents at end of period	$110.0	$94.6

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$110.0	$94.7
Accounts and notes receivable	123.0	107.4
Asbestos insurance receivable	96.4	104.2
Inventories	53.9	50.6
Other current assets	29.7	26.7

Total current assets	413.0	383.6
Property, plant and equipment	135.8	135.8
Goodwill and other intangible assets	194.4	201.1
Asbestos insurance receivable	351.9	219.8
Other assets	74.9	80.4

Total assets	$1,170.0	$1,020.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$2.9
Accounts payable	50.5	47.7
Asbestos liability	87.3	99.5
Other accrued expenses	58.8	58.1

Total current liabilities	196.8	208.2
Long-term debt	164.6	167.3
Deferred income taxes	38.9	32.3
Retained liabilities of previously owned businesses	44.6	44.0
Environmental liabilities	32.6	33.4
Asbestos liability	161.7	41.7
Other liabilities	62.0	57.2

Total liabilities	701.2	584.1

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,782,763 shares in 2004 and 20,507,982 shares in 2003	0.2	0.2
Additional paid-in capital	410.5	406.8
Retained earnings	55.4	25.5
Accumulated other comprehensive income	4.3	5.7
Common stock held in treasury, at cost - 244,919 shares	(1.6)	(1.6)

Total shareholders’ equity	468.8	436.6

Total liabilities and shareholders’ equity	$1,170.0	$1,020.7

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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable.

     All significant transactions between the Company’s operations have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Significant Accounting Policies

     Refer to Note 1, “Overview, Basis of Presentation and Significant Accounting Policies,” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003, for a complete list of the significant accounting policies and estimates. Our significant accounting policies and estimates were updated during the quarter ended June 30, 2004, as follows:

     Asbestos. Historically, the Company recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, the Company has reconsidered this position and has established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a broad range, and the Company believes no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, the Company records a liability for these claims and a corresponding receivable from its insurance carriers at the lower end of the range of estimated potential liability.

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

2.	Restructuring and New Facilities Costs

     As of September 30, 2004, and December 31, 2003, the Company had an accrued liability of $0.5 million and $0.2 million, respectively, related to restructuring and new facilities costs. During the nine months ended September 30, 2004, the Company incurred $4.7 million of restructuring and new facilities costs which included a $0.5 million non-cash pension curtailment charge. These primarily related to the previously announced relocation and consolidation of facilities for an operation in the Engineered Products segment. Personnel-related costs amounted to $2.6 million and related primarily to severance, pension curtailments and relocation costs. Facility consolidation and new facilities costs amounted to $2.1 million. Cash payments made during the nine-month period were $3.9 million.

3.	Loss on Sale of Assets, Net

     During the quarter ended June 30, 2004, the Company recorded a pre-tax loss of $3.3 million in connection with the sale of substantially all of the assets and transfer of certain liabilities of the Sterling Die operation and a goodwill impairment charge and expenses related to the sale of the Haber Tool operation. These operations were included in the Engineered Products segment. Proceeds from these sales totaled $7.7 million which included a note receivable from one of the purchasers for $1.1 million.

     During the quarter ended March 31, 2004, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $1.5 million. This related to the previously announced relocation and consolidation of facilities for an operation in the Engineered Products segment.

4.	Mark-to-Market Adjustment for Call Options

     The Company owns call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the Coltec Capital Trust 5 1/4% Convertible Preferred Securities - Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. During the quarter and nine months ended September 30, 2004, the Company recorded a $1.2 million increase and a $0.2 million increase, respectively, in the fair value of these call options. The fair value of the call options increased $0.2 million during the quarter ended September 30, 2003.

5.	Other Income

     During the quarter ended September 30, 2004, the Company received and recognized as other income approximately $10 million from one of its insurers to settle the Company’s claims (1) for reimbursement of past costs relating to certain environmental matters including fees incurred in pursuing the claim, and (2) for estimated future claims that had previously been reserved by the Company.

     In the quarter ended September 30, 2003, the Company purchased, for $3.5 million, 100,000 TIDES with a carrying value of $5.0 million, resulting in a pre-tax gain of $1.5 million.

6.	Comprehensive Income

     Total comprehensive income consisted of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in millions)
Net income	$10.1	$7.3	$29.9	$24.8
Unrealized translation adjustments	0.9	(0.2)	(2.5)	9.2
Net unrealized gains (losses) from cash flow hedges	(0.2)	(0.7)	1.1	(0.2)

Total comprehensive income	$10.8	$6.4	$28.5	$33.8

7.	Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$10.1	$7.3	$29.9	$24.8
Denominator:
Weighted-average shares — basic	20.5	20.2	20.5	20.2
Employee stock options	0.7	0.6	0.6	0.3

Weighted-average shares — diluted	21.2	20.8	21.1	20.5

Earnings per share:
Basic	$0.49	$0.36	$1.46	$1.23

Diluted	$0.47	$0.35	$1.41	$1.21

8.	Stock-Based Compensation

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

     For purposes of the required pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net income:
As reported	$10.1	$7.3	$29.9	$24.8
Add: stock-based employee compensation expense included in reported net income, net of tax	0.3	—	0.7	—
Deduct: stock-based employee compensation expense determined under fair value method, net of tax	(0.4)	(0.4)	(1.1)	(1.2)

Pro forma	$10.0	$6.9	$29.5	$23.6

Basic earnings per share:
As reported	$0.49	$0.36	$1.46	$1.23

Pro forma	$0.49	$0.34	$1.44	$1.17

Diluted earnings per share:
As reported	$0.47	$0.35	$1.41	$1.21

Pro forma	$0.47	$0.33	$1.40	$1.15

9.	Inventories

     Inventories consisted of the following:

	As of	As of
	September 30,	December 31,
	2004	2003
	(in millions)
Finished products	$39.7	$47.9
Work in process	48.0	51.5
Raw materials and supplies	19.6	18.8

	107.3	118.2
Reserve to reduce certain inventories to LIFO basis	(14.2)	(14.5)
Progress payments and advances	(39.2)	(53.1)

Total	$53.9	$50.6

10.	Goodwill and Identifiable Intangible Assets

     The changes in the net carrying value of goodwill by reportable segment during the nine months ended September 30, 2004, are as follows:

	Sealing	Engineered
	Products	Products	Total
		(in millions)
Goodwill, net as of December 31, 2003	$41.3	$87.0	$128.3
Post-acquisition adjustment	—	(0.3)	(0.3)
Impairment loss recognized	—	(1.7)	(1.7)
Sale of business	—	(0.6)	(0.6)

Goodwill, net as of September 30, 2004	$41.3	$84.4	$125.7

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$32.7	$8.6	$32.7	$6.3
Existing technology	16.5	1.6	16.5	1.2
Trademarks	24.5	2.4	24.5	2.1
Other	10.6	3.0	11.6	2.9

	$84.3	$15.6	$85.3	$12.5

     The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of September 30, 2004 and December 31, 2003, included in the table above.

     Amortization expense for the nine months ended September 30, 2004, was $4.1 million. Amortization expense for these intangible assets for 2004 through 2008 is estimated to be approximately $5 million per year.

11.	Business Segment Information

     The Company has two reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal polymer bearings, air compressors, reciprocating compressor components and heavy-duty diesel and natural gas engines. The Company’s reportable segments are managed separately based on differences in their products and services. Segment profit is total segment revenue reduced by operating expenses and restructuring and new facilities costs identifiable with the segment. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in millions)
Sales
Sealing Products	$91.7	$79.8	$283.6	$248.7
Engineered Products	100.7	89.3	339.5	303.5

	192.4	169.1	623.1	552.2
Intersegment sales	(0.3)	(0.3)	(0.9)	(1.1)

Total sales	$192.1	$168.8	$622.2	$551.1

Segment Profit
Sealing Products	$13.2	$11.8	$45.8	$37.4
Engineered Products	1.3	8.9	25.6	30.5

Total segment profit	14.5	20.7	71.4	67.9
Corporate expenses	(6.5)	(5.1)	(19.2)	(16.0)
Asbestos-related expenses	(2.8)	(2.9)	(6.8)	(8.3)
Interest expense, net	(1.7)	(2.0)	(5.5)	(5.9)
Loss on sale of assets, net	—	—	(1.8)	—
Mark-to-market adjustment for call options	1.2	0.2	0.2	—
Other income, net	9.0	0.3	6.4	0.4

Income before income taxes	$13.7	$11.2	$44.7	$38.1

12.	Pensions and Post-Retirement Benefits

     The components of net periodic benefit cost for the Company’s U.S. defined benefit pension and other post-retirement plans for the quarter and nine months ended September 30, 2004 and 2003, are as follows:

	Quarter Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(in millions)
Service cost	$1.4	$1.3	$0.1	$0.2
Interest cost	1.8	1.6	0.2	0.2
Expected return on plan assets	(1.9)	(1.5)	—	—
Amortization of prior service cost	0.6	0.6	(0.1)	(0.1)
Amortization of net loss	0.2	0.3	—	—

	$2.1	$2.3	$0.2	$0.3

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
		(in millions)
Service cost	$4.5	$3.9	$0.5	$0.5
Interest cost	5.7	4.9	0.4	0.5
Expected return on plan assets	(5.9)	(4.5)	—	—
Amortization of prior service cost	1.9	1.9	(0.1)	(0.1)
Amortization of net loss	0.5	0.7	—	—
Curtailment loss	1.2	—	—	—

	$7.9	$6.9	$0.8	$0.9

     The Company anticipates that there will be no required funding in 2004 of its U.S. defined benefit pension plans. A discretionary contribution of approximately $10 million will be made in the fourth quarter of 2004.

13.	Commitments and Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages or other remedies. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters.

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

     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been notified that it is among the potentially responsible parties for the cost of investigating and, in some cases, remediating contamination at 18 sites at which the costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     The Company’s policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2004 and December 31, 2003, EnPro had an accrued liability of $34.5 million and $35.4 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis.

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

     Colt Firearms and Central Moloney

     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of these cases have been dismissed or are inactive. Colt Firearms is seeking indemnification from the Company’s subsidiary, Coltec Industries Inc (“Coltec”) for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds. As a result, Colt Firearms has filed a lawsuit in New York State Court seeking reimbursement of costs incurred in defending municipal cases.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

     Crucible Materials Corporation

     Through its Coltec subsidiary, the Company owned approximately 45% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) as of September 30, 2004. Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. In October 2004, Coltec sold the Crucible common shares that it owned to Crucible for a nominal amount, and thus Coltec no longer has any ownership interest in Crucible.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected in the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $28.1 million each at September 30, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates in 2005 and 2015, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of September 30, 2004, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.8 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.

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

     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2004 are as follows:

(in millions)
Balance as of December 31, 2003	$5.0
Warranties issued	0.2
Settlements made	(1.6)
Changes in estimates	(0.7)

Balance as of September 30, 2004	$2.9

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1 billion in settlements and judgments and more than $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Out of the 142,000 open cases, the Company is aware of approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos.

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

     Recent Trial Results. During the first nine months of 2004, Garlock began thirteen trials relating to fifteen plaintiffs. Garlock won a defense verdict with respect to three plaintiffs and the judge directed verdicts in favor of Garlock in two cases. There were two trials started in another case, both of which resulted in mistrials. Two cases were settled, one trial resulted in a mistrial because the jury was deadlocked, and verdicts were rendered against Garlock in the other five cases as described below.

     An El Paso, Texas jury awarded a deceased 64-year-old pipefitter $2.6 million in compensatory damages in April, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock is entitled to a set-off against any ultimate award for settlements collected by the plaintiff from other defendants, and those set-offs are significant, potentially offsetting the entire verdict.

     In May, a Baltimore jury returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages to a 52-year-old boiler technician who died from mesothelioma. A judgment of $2.5 million has been entered against Garlock.

     In August, a jury in Cass County, Texas returned a $1.3 million verdict against Garlock in a case involving a 57-year-old deceased pipefitter and four other defendants. As a result of settlement credits and application of New York and Oregon law, the judgment against Garlock should be in the $100,000 range.

     In September, a Newport News, Virginia jury awarded a deceased 63-year-old machinist a 30% share of a verdict of $476,800. Garlock was apportioned a 30% share, but Garlock will also be responsible in part for the bankrupt defendants’ shares. As a result, Garlock’s share of the verdict will be approximately $275,000.

     In October, a Los Angeles jury returned a verdict that included an award of $7.6 million compensatory damages and $15 million punitive damages against Garlock in a case involving a 60-year-old individual with mesothelioma. Garlock will file post-trial motions.

     Garlock is appealing each of the adverse verdicts against it. The Company is confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock has a track record of success in a majority of its previous appeals. However, there can be no assurance that any or all of Garlock’s appeals will be successful.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years by 8%, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2003 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000, and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include some amounts for those settlements.

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

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2004, Garlock had available $705 million of insurance coverage from carriers that it believes to be solvent, including monies available in the Equitas trust described in the following paragraph. In addition, Garlock classifies $71 million of otherwise available insurance as insolvent. The Company believes Garlock will recover some of the insolvent insurance over time. In fact, Garlock has recovered $2.2 million from insolvent carriers during 2004, $5.8 million during 2003 and $2.0 million during 2002. Of the solvent insurance, $499 million (71%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $86 million (12%) is in the Equitas trust, $76 million (11%) is with other solvent US carriers and $44 million (6%) is with various solvent London market carriers. Of the $705 million, $205 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $243 million is allocated to the Company’s estimated liability for future payments. Thus, as of September 30, 2004, $257 million remains available for additional future asbestos-related settlements.

     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ insurance claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share. As a result of that agreement, the $118 million of payments made by Equitas commuted $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. The Company expects a portion of the discounted amount to be recoverable from after-tax earnings on the trust assets, which are also available for the payment of claims that the Company submits to the trust.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock is currently limited to $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the limit in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable.

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

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $499 million of investment grade U.S.-based coverage.

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

     Quantitative Claims Information. Due to their uncertain nature, management’s estimate of the liability for early-stage and future cases covers a broad range, and the Company believes no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at September 30, 2004, for early-stage and future claims of $148 million, the amount the Company believes to be the low end of the range, and the Company recorded a liability for advanced-stage cases and settled claims of $101 million. The Company also recorded a corresponding receivable from its insurance carriers. The upper end of management’s estimated range of liability for current and potential future claims over the estimated period exceeds $1 billion.

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

	As of and for the
	Nine Months Ended
	September 30,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	15,400	39,400
Open Actions at Period-End (1)	142,000	140,100
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$448.3	$265.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$100.8	$91.0
Estimated Liability for Early-Stage and Unasserted Cases (4)	$148.2	—
(dollars in millions)
Payments (5)	$(97.6)	$(100.8)
Insurance Recoveries (5)	74.3	75.0

Net Cash Flows	$(23.3)	$(25.8)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action.

(2)	At September 30, 2004, included $205.3 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in part due to the annual limit imposed under Garlock’s insurance agreement, and in part due to the dispute with its London market insurers. Also included at September 30, 2004, is $243 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At September 30, 2004, the Company classified $96.4 million as a current asset and $351.9 million as a non-current asset in its condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims, accrued defense costs and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2004, the Company classified $87.3 million as a current liability and $13.5 million as a non-current liability in its condensed consolidated balance sheet.

(4)	Includes an estimate of potential liabilities for early-stage cases and future claims likely to be filed against Garlock. The amount reflects the low end of an estimated range of potential liabilities, and the Company cautions that the range is very broad, as future asbestos exposures remain highly uncertain and the assumptions used to estimate this range are highly subjective. At September 30, 2004, the Company classified this amount as a non-current liability in its condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2004 and 2003, the Company added $16.5 million and $17.5 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and the Company recorded $6.8 million and $8.3 million, respectively, as an expense in its condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

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

     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products; air compressor systems and vacuum pumps; reciprocating compressor components; and heavy-duty medium-speed diesel and natural gas engines. In 2004, we divested the specialized tooling operations, Sterling Die and Haber Tool.

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

     Outlook. Early indications in the fourth quarter of 2004 are that our markets appear to be maintaining similar levels of activity experienced in the third quarter, with improvements noted over the same period in 2003. Shipments of engines, principally for U.S Navy shipbuilding programs, as well as higher demand in the heavy-duty truck seal markets will bolster sales in the fourth quarter of 2004 when compared to last year. However, the benefits of the increased activity, when compared to the comparable quarter of 2003, will be offset by higher restructuring costs at France Compressor Products, start-up costs at the GGB facility in Slovakia, and increased asbestos-related expenses.

     We anticipate that the cash flows we generate from operations and our current cash balances will be sufficient to cover net asbestos-related payments and higher capital spending anticipated in the fourth quarter of 2004. Investments that we are making in a new Quincy Compressor facility in China, a new GGB plant in Slovakia and restructuring activities at certain U.S. operations are expected to result in an increase in capital expenditures compared to the year ended December 31, 2003.

     See our discussion regarding “- Forward-Looking Information” that follows for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.

Results of Operations — Third Quarter of 2004 Compared to the Third Quarter of 2003

     Sales of $192.1 million in 2004 increased 14% from $168.8 million in the comparable quarter of 2003. Nearly every operation experienced an increase in volume, with several operations experiencing double-digit sales increases. The improvement in order and sales activity is in line with the industrial economic indicators of the markets we serve. The increase in the value of the euro, when compared to the dollar, accounted for approximately three percentage points of the increase in sales. This change favorably impacted revenue at the European operations of Garlock Sealing Technologies, GGB and France Compressor Products for the quarter.

     Segment profit for the quarter decreased from $20.7 million in 2003 to $14.5 million in 2004. The 2004 results include a loss provision of $7.5 million for cost overruns on engine manufacturing programs at Fairbanks Morse Engine. Performance issues surrounding the production of new engine models and a weaker dollar, which has increased the costs for engine components manufactured outside of the United States, required us to establish this provision. We are addressing the performance issues and exposures to currency fluctuations at Fairbanks Morse Engine, and will seek to recover a portion of the cost overruns associated with these programs. In addition, we incurred $1.6 million of restructuring expenses for the quarter ended September 30, 2004, compared to $0.3 million for the same quarter in 2003. We continue to face increases in raw material costs, especially in metals, and higher energy costs. These negative effects were partially mitigated by cost reductions in connection with Total Customer Value, or TCV, initiatives and selected price increases in several business units. As a result of the items discussed above, segment margins decreased to 7.5% in 2004, compared to 12.3% in 2003.

     Net income of $10.1 million, or $0.47 per share, in 2004 was 38% higher than the net income of $7.3 million, or $0.35 per share, in 2003. Earnings per share are expressed on a diluted basis. Net earnings were impacted by the items discussed below.

     Corporate expenses increased to $6.5 million in 2004 from $5.1 million in the comparable quarter of last year. The increase was primarily due to the rise in EnPro’s stock price and the effect that had on stock-based compensation expense.

     During the quarter ended September 30, 2004, we received and recognized approximately $10 million from an insurer to settle our claims (1) for reimbursement of past costs relating to certain environmental matters including fees incurred in pursuing the claim, and (2) for estimated future claims that had previously been reserved by us.

     Results of operations in 2004 included a $1.2 million gain for an increase in the fair value of our call options on Goodrich common stock. The fair value of the call options increased by $0.2 million in the comparable quarter of 2003. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows. We use the call options to protect against the risk that our 5 1/4% Convertible Preferred Securities - Term Income Deferred Equity Securities (“TIDES”), which under certain circumstances are convertible into Goodrich and EnPro common stock, could exceed their aggregate liquidation value if converted.

     Our effective tax rate in the third quarter of 2004 was 26.3%, compared to 34.8% in 2003. The rate in 2004 benefited from the reversal of a previously established accrual of $1.5 million that was no longer necessary.

     Following is a discussion of operating results for each segment:

     Sealing Products. Sales of $91.7 million in 2004 were 15% higher than the $79.8 million reported in the same quarter of 2003. Without the positive effect of the U.S. dollar-euro exchange rate change, sales increased 13% compared to 2003. Sales at Stemco increased as heavy-duty truck production and aftermarket orders expanded. Additionally, Plastomer Technologies experienced an increase in sales, when compared to 2003, based on higher demand for specialty tapes and consumer fiber products. Garlock Sealing Technologies’ sales increased primarily as a result of increased demand from the steel and nuclear industries. Garlock Sealing Technologies’ European sales increased primarily due to favorable exchange rates.

     Segment profit for Sealing Products increased 12%, from $11.8 million in 2003 to $13.2 million in 2004. Higher unit volume and selected price increases on several product lines were principally responsible for Stemco’s higher earnings. Garlock Sealing Technologies benefited from increased volume, as well as favorable exchange rates. Garlock Rubber Technologies reported a loss for the quarter as a result of excess scrap costs and production inefficiencies. Profit improvements resulting from cost reductions were noted at several operations; however, this was partially offset by increased raw material costs and higher energy prices. Operating margins decreased slightly from 14.8% in the third quarter of 2003 to 14.4% in the comparable quarter of 2004 primarily due to the loss at Garlock Rubber Technologies.

     Engineered Products. Sales of $100.7 million in 2004 were 13% higher than the $89.3 million reported in 2003. Excluding favorable exchange rate changes that bolstered sales at the European operations of GGB and France Compressor Products, sales increased 10%. GGB experienced higher demand in the industrial and automotive markets in the Americas and Europe. In 2004, Fairbanks Morse Engine shipped engines on several programs while the 2003 results reflect no engine shipments. Order levels and sales volumes improved at Quincy Compressor in 2004 as compared to 2003 in most of their product lines.

     Segment profits for Engineered Products were $1.3 million in the third quarter of 2004, compared to $8.9 million in the comparable quarter of 2003. Segment profits were negatively impacted by the $7.5 million loss provision at Fairbanks Morse Engine. Profits at France Compressor Products were lower quarter-over-quarter as a result of $1.4 million of expenses incurred in connection with the relocation of its primary U.S. manufacturing facility to a new location. Profits at both Quincy Compressor and GGB increased from the same quarter in 2003 as a result of higher sales volume. As a result of the charge noted at Fairbanks Morse Engine and France Compressor Products, operating margins decreased from 10% in 2003, to 1.3% in 2004.

Results of Operations — Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Sales increased 13% to $622.2 million in 2004 from $551.1 million in 2003. Segment profits increased 5% to $71.4 million in 2004, compared to $67.9 million in 2003. Without the positive effect of stronger exchange rates, sales increased 9% and segment profit increased 2% when compared to last year. Net income of $29.9 million, or $1.41 per share, in 2004 was 20% higher than the $24.8 million, or $1.21 per share, in 2003. Earnings per share are expressed on a diluted basis. The factors affecting the results of operations for the first nine months of 2004 and 2003 were substantially the same as those discussed for the third quarter. However, there were several significant items that impacted net earnings in 2004, including the Fairbanks Morse Engine loss provisions, the environmental insurance settlement, increased restructuring and new facility costs, and gains and losses on the sale of assets when compared to 2003.

Liquidity and Capital Resources

     Cash Flows

     Operating activities during the first nine months of 2004 provided $33.7 million, inclusive of the environmental settlement, compared to $21.5 million during the same period in 2003. This includes a working capital increase of $22.1 million in 2004, compared to an increase of $10.5 million in 2003. The increase in working capital was the result of increased sales and manufacturing activity, when compared to 2003. Additionally, payments for asbestos-related claims settlements and expenses, net of insurance proceeds, during 2004 were $16.5 million compared to $17.5 million in 2003. Additionally, we received a payment of approximately $30 million pertaining to the resolution of the dispute with Equitas on delinquent asbestos-related insurance receivables. However, net asbestos payments continued to be impacted by a continuing dispute with several other carriers concerning documentation requirements and settlements standards. See our discussion of
 “— Contingencies — Asbestos” that follows for additional information regarding the resolution of the dispute with Equitas and the status of the dispute with the remaining insurers involved in this matter.

     Investing activities used $13.8 million and $12.2 million of cash in the first nine months of 2004 and 2003, respectively. Capital expenditures in 2004 were significantly higher than the same period of 2003 as we continued to invest in projects expected to improve our operations. We received a total of approximately $10 million on the sale of a building and the sale of our Haber Tool and the Sterling Die operations in 2004.

     Financing activities used cash amounting to $4.0 million in 2004 and provided $0.6 million of cash in 2003. The cash used in 2004 includes the repayment of a promissory note and an industrial revenue bond, whereas the cash provided in 2003 relates to borrowings on a promissory note.

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

     A subsidiary of EnPro has outstanding approximately $145 million of TIDES due April 15, 2028. The TIDES are convertible at the option of the holders into a combination of Goodrich common stock and EnPro common stock. The value of Goodrich and EnPro common stock could increase to a level where the cost to acquire shares to fulfill a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. To protect against this risk, we purchased call options on shares of Goodrich common stock expiring in 2007 in an amount that would enable us to purchase the Goodrich common stock at a cost equal to the liquidation value if all TIDES holders convert. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but should not result in any cash obligation. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value, we cannot assure you that we will have the financial resources to redeem these securities, or effectively hedge this exposure beyond the term of the call options.

     Our ability to raise capital through the issuance of additional equity may be constrained because it might cause the Distribution to be taxable under Section 355(e) of the Internal Revenue Code and we have agreed to indemnify Goodrich for any tax due if our actions cause such a tax.

Critical Accounting Policies and Estimates

     Refer to the annual report on Form 10-K for the fiscal year ended December 31, 2003, for a complete list of our critical accounting policies and estimates. Our critical accounting policies and estimates were updated during the quarter-end June 30, 2004, as follows:

     Asbestos. Historically, we recorded an accrual for asbestos-related claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. Based on recent developments, we have reconsidered this position and have established an accrual for early-stage and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. Due to the uncertain nature of the estimated liability, management’s estimate covers a broad range, and we believe no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, we recorded a liability for these claims and a corresponding receivable from our insurance carrier, at the lower end of the range of estimated potential liability.

     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The actual number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in our past experience and those reflected in our estimate.

     We will periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the obligation in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess will be charged to earnings.

Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against EnPro or its subsidiaries and seek monetary damages or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental and other matters.

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

     Although we believe that past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been notified that we are, or it is, among the potentially responsible parties for the cost of investigating and, in some cases, remediating contamination at 18 sites at which the costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     Our policy is to accrue environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are provided for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2004 and December 31, 2003, we had an accrued liability of $34.5 million and $35.4 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the condensed consolidated financial statements have been recorded on an undiscounted basis.

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

     Crucible Materials Corporation

     Through our Coltec subsidiary, we owned approximately 45% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) as of September 30, 2004. Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. In October 2004, Coltec sold the Crucible common shares that it owned to Crucible for a nominal amount, and thus Coltec no longer has any ownership interest in Crucible.

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

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and liabilities of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $28.1 million each at September 30, 2004. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates in 2005 and 2015, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of Crucible.

     Debt and Capital Lease Guarantees

     As of September 30, 2004, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.8 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber, and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of Coltec’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a number of defendants (typically 15 to 40 and sometimes more than 100) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 500,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1 billion in settlements and judgments and more than $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other impairment of the respiratory system. Out of the 142,000 open cases, we are aware of approximately 12,000 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock’s sales and sales of asbestos-containing products have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos.

     Garlock’s product defenses enabled it to win defense verdicts in four of the five cases that it tried to verdict in 2003. Those trials were in California, Kentucky (two) and Texas. In all four cases, the jury determined that Garlock’s products were not defective and that Garlock was not negligent.

     Recent Trial Results. During the first nine months of 2004, Garlock began thirteen trials relating to fifteen plaintiffs. Garlock won a defense verdict with respect to three plaintiffs and the judge directed verdicts in favor of Garlock in two cases. There were two trials started in another case, both of which resulted in mistrials. Two cases were settled, one trial resulted in a mistrial because the jury was deadlocked, and verdicts were rendered against Garlock in the other five cases as described below.

     An El Paso, Texas jury awarded a deceased 64-year-old pipefitter $2.6 million in compensatory damages in April, allocating to Garlock a 25% share, and $1 million in punitive damages. Garlock is entitled to a set-off against any ultimate award for settlements collected by the plaintiff from other defendants, and those set-offs are significant, potentially offsetting the entire verdict.

     In May, a Baltimore jury returned a verdict against Garlock and two other defendants, assessing a one-third share to each, and awarded $10.2 million total in compensatory damages to a 52-year-old boiler technician who died from mesothelioma. A judgment of $2.5 million has been entered against Garlock.

     In August, a jury in Cass County, Texas returned a $1.3 million verdict against Garlock in a case involving a 57-year-old deceased pipefitter and four other defendants. As a result of settlement credits and application of New York and Oregon law, the judgment against Garlock should be in the $100,000 range.

     In September, a Newport News, Virginia jury awarded a deceased 63-year-old machinist a verdict of $476,800. Garlock was apportioned a 30% share, but Garlock will also be responsible in part for the bankrupt defendants’ shares. As a result, Garlock’s share of the verdict will be approximately $275,000.

     In October, a Los Angeles jury returned a verdict that included an award of $7.6 million compensatory damages and $15 million punitive damages against Garlock in a case involving a 60-year-old individual with mesothelioma. Garlock will file post-trial motions.

     Garlock is appealing each of the adverse verdicts against it. We are confident that Garlock will prevail, particularly on the issue of punitive damages. Garlock has a track record of success in a majority of its previous appeals. However, there can be no assurance that any or all of Garlock’s appeals will be successful.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to $86.4 million per year ($21.6 million per quarter). That limit increases every three years by 8%, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Mainly due to this short-term aggressive settlement strategy, but also because of a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2003 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, and $85.7 million in 2003. Because many of the commitments made in 1999, 2000 and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2004 and 2005 will continue to include some amounts for those settlements.

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

     Insurance Coverage. The insurance coverage available to Garlock is substantial. As of September 30, 2004, Garlock had available $705 million of insurance coverage from carriers that it believes to be solvent, including monies available in the Equitas trust described in the following paragraph. In addition, Garlock classifies $71 million of otherwise available insurance as insolvent. We believe Garlock will recover some of the insolvent insurance over time. In fact, Garlock has recovered $2.2 million from insolvent carriers during 2004, $5.8 million during 2003, and $2.0 million during 2002. Of the solvent insurance, $499 million (71%) is with US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, $86 million (12%) is in the Equitas trust, $76 million (11%) is with other solvent US carriers and $44 million (6%) is with various solvent London market carriers. Of the $705 million, $205 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $243 million is allocated to our estimated liability for future payments. Thus, as of September 30, 2004, $257 million remains available for additional future asbestos-related settlements.

     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ insurance claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. As a result of that agreement, the $118 million of payments made by Equitas commuted $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. We expect a portion of the discounted amount to be recoverable from after-tax earnings on the trust assets, which are also available for the payment of claims that we submit to the trust.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. The amount of insurance available to cover asbestos-related payments by Garlock is currently limited to $86.4 million per year ($21.6 million per quarter). Because Garlock from time to time collects some insolvent insurance and because some of Garlock’s carriers pay as if there were no annual limit, Garlock receives amounts in excess of the limit in some periods. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance but for the limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limit available in each subsequent year. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable.

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

     As Garlock pursues resolution of the dispute with these carriers, we anticipate that net asbestos cash outflows will continue to be impacted. Garlock anticipates that it will resolve the dispute later in the year or early in 2005. However, even if a resolution is achieved, Garlock does not anticipate recovery of the delinquent payments until 2005. The carriers that continue to be involved in the dispute will owe Garlock approximately $15.6 million of the $86.4 million due under the cap agreement in 2004, in addition to the $6.4 million of delinquent payments carried forward from periods prior to 2004. As a result, Garlock anticipates that asbestos cash outflows will be higher for 2004 than they were in 2003.

     In November 2003, Coltec received a letter and arbitration demand from one of its insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. Coltec disputes this contention and intends to vigorously pursue the coverage in the arbitration. The $40 million policy is included in the $499 million of investment grade U.S.-based coverage.

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

     Quantitative Claims Information. Due to their uncertain nature, management’s estimate of the liability for early-stage and future cases covers a broad range, and we believe no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at September 30, 2004, for early-stage and future claims of $148 million, the amount we believe to be the low end of the range, and we recorded a liability for advanced-stage cases and settled claims of $101 million. We also recorded a corresponding receivable from our insurance carriers. The upper end of management’s estimated range of liability for current and potential future claims over the estimated period exceeds $1 billion.

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

	As of and for the
	Nine Months Ended
	September 30,
	2004	2003
(number of cases)
New Actions Filed During the Period (1)	15,400	39,400
Open Actions at Period-End (1)	142,000	140,100
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$448.3	$265.6
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$100.8	$91.0
Estimated Liability for Early-Stage and Unasserted Cases (4)	$148.2	—
(dollars in millions)
Payments (5)	$(97.6)	$(100.8)
Insurance Recoveries (5)	74.3	75.0

Net Cash Flows	$(23.3)	$(25.8)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action.

(2)	At September 30, 2004, included $205.3 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in part due to the annual limit imposed under Garlock’s insurance agreement, and in part due to the dispute with its London market insurers. Also included at September 30, 2004, is $243 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At September 30, 2004, we classified $96.4 million as a current asset and $351.9 million as a non-current asset in our condensed consolidated balance sheets.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2004, we classified $87.3 million as a current liability and $13.5 million as a non-current liability in our condensed consolidated balance sheet.

(4)	Includes an estimate of potential liabilities for early-stage cases and future claims likely to be filed against Garlock. The amount reflects the low end of an estimated range of potential liabilities, and we caution that the range is very broad, as future asbestos exposures remain highly uncertain and the assumptions used to estimate this range are highly subjective. At September 30, 2004, we classified this amount as a non-current liability in our condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2004 and 2003, we added $16.5 million and $17.5 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and we recorded $6.8 million and $8.3 million, respectively, as an expense in our condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

     In the first nine months of 2004, the number of new actions filed was much lower than the number in the comparable period of 2003 (15,400 compared to 39,400). The number of new actions received in the trailing twelve months ended September 30, 2004, was the lowest for any twelve-month period since the early 1990s.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to accelerate insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should continue to result in the reduction of the negative annual cash flow impact from asbestos claims, as previous settlements work their way through the payment process. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease should decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations even if Garlock exhausts its insurance coverage. There can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings. New filings have been lower for the past five quarters, but declining incidence of disease is but one possible factor in the decline.

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

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this document. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2003, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payments of claims and related expenses, the timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on very subjective assumptions and is at the low end of a very broad range of estimates;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, or through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2003, and the following section.

Foreign Currency Risk

     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of September 30, 2004.

	Notional Amount
	Outstanding in
	millions of U.S.
Transaction Type	dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell Canadian dollar	$18.8	Oct 2004 - Dec 2005	1.321 to 1.443 Canadian dollar/USD
Buy USD/sell euro	15.0	Oct 2004 - Dec 2005	1.126 to 1.236 USD/euro
Buy koruna/sell euro	12.7	Oct 2004 - Dec 2005	39.80 to 43.86 koruna/euro
Buy euro/sell USD	4.0	Oct 2004 - Feb 2005	1.230 to 1.238 USD/euro
Buy USD/sell Australian dollar	1.1	Oct 2004 - Dec 2004	0.626 to 0.629 USD/Australian dollar
Buy koruna/sell USD	0.3	Oct 2004 - Dec 2004	38.80 to 38.93 koruna/USD
Buy USD/sell UK pound sterling	0.2	Oct 2004 - Dec 2004	1.557 to 1.839 USD/UK pound sterling

	52.1

Option Contracts
Buy euro/sell USD	1.8	Nov 2004	1.144 USD/euro

	$53.9

Item 4. Controls and Procedures

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this Report, is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure. Our disclosure controls also include components of our internal controls over financial reporting.

     Management does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with polices or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based on the controls evaluation and subject to the limitations noted above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     A description of environmental, asbestos and other legal matters is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

     In addition to the matters noted above, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2004.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	Units) Purchased	Paid per Share	Publicly Announced	Be Purchased Under the Plans
Period	(1)	(or Unit)	Plans or Programs (1)	or Programs (1)
July 1 - July 31, 2004	-0-	—	—	—
August 1 - August 31, 2004	-0-	—	—	—
September 1 - September 30, 2004	1,229	(2)	—	—
Total	1,229	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 1,229 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $24.01, the average price of the Company’s common stock on September 30, 2004.

Item 6. Exhibits.

     The exhibits to this Report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of November, 2004.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

99*	Management Continuity Agreement dated as of October 29, 2004 between EnPro Industries, Inc. and Wayne T. Byrne.

*	Filed herewith