Form 10-Q
period 2005-03-31
ENPRO INDUSTRIES INC
filed 2005-05-10
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2005

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required]

Commission File Number 001-31225

ENPRO INDUSTRIES, INC.

(Exact name of registrant, as specified in its charter)

North Carolina (State or other jurisdiction of incorporation)	01-0573945 (I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina (Address of principal executive offices)	28209 (Zip Code)

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

Yes ☑           No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☑           No☐

As of May 1, 2005, there were 20,928,167 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2005 and 2004
(In millions, except per share amounts)

	2005	2004
Sales	$212.5	$213.8

Operating costs and expenses:
Cost of sales	143.4	144.9
Selling, general and administrative expenses	48.0	47.3
Asbestos-related expenses	4.2	2.9
Restructuring and other costs	0.1	0.5
Gain on sale of building	—	(1.5)

	195.7	194.1

Operating income	16.8	19.7
Interest expense, net	(1.5)	(1.9)
Other income	0.4	—

Income before income taxes	15.7	17.8
Income tax expense	(5.7)	(6.4)

Net income	$10.0	$11.4

Basic earnings per share	$0.49	$0.56

Diluted earnings per share	$0.47	$0.54

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2005 and 2004
(In millions)

	2005	2004
OPERATING ACTIVITIES
Net income	$10.0	$11.4
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of building	—	(1.5)
Depreciation and amortization	7.9	8.1
Deferred income taxes	3.9	2.8
Payments for asbestos-related claims, net of insurance proceeds	2.3	(16.8)
Change in other current assets and liabilities	(30.1)	(19.5)
Change in other non-current assets and liabilities	3.7	(0.2)

Net cash used in operating activities	(2.3)	(15.7)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5.0)	(5.8)
Proceeds from sales of assets	0.1	3.0

Net cash used in investing activities	(4.9)	(2.8)

FINANCING ACTIVITIES
Repayments of debt	—	(2.7)
Proceeds from issuance of common stock	0.6	1.1
Deposits into a restricted cash account	(35.3)	—
Other	1.0	—

Net cash used in financing activities	(33.7)	(1.6)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.9)

Net decrease in cash and cash equivalents	(41.8)	(21.0)
Cash and cash equivalents at beginning of period	108.0	94.7

Cash and cash equivalents at end of period	$66.2	$73.7

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	March 31,	December 31,
	2005	2004*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$66.2	$108.0
Accounts and notes receivable	124.1	115.8
Asbestos insurance receivable	98.5	109.9
Inventories	68.6	58.6
Other current assets	30.7	31.3

Total current assets	388.1	423.6
Property, plant and equipment	143.3	146.7
Goodwill and intangible assets	191.7	193.0
Asbestos insurance receivable	368.9	336.2
Restricted cash	38.7	3.4
Other assets	76.7	78.1

Total assets	$1,207.4	$1,181.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$0.2
Accounts payable	52.1	55.5
Asbestos liability	63.2	74.0
Other accrued expenses	57.9	60.5

Total current liabilities	173.4	190.2
Long-term debt	164.6	164.6
Deferred income taxes	43.3	41.0
Retained liabilities of previously owned businesses	44.9	44.9
Environmental liabilities	32.1	32.2
Asbestos liability	193.8	159.4
Other liabilities	70.0	72.2

Total liabilities	722.1	704.5

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,928,167 shares in 2005 and 20,811,798 shares in 2004	0.2	0.2
Additional paid-in capital	413.8	411.6
Retained earnings	69.3	59.3
Accumulated other comprehensive income	3.6	7.0
Common stock held in treasury, at cost – 239,508 shares in 2005 and 240,655 shares in 2004	(1.6)	(1.6)

Total shareholders’ equity	485.3	476.5

Total liabilities and shareholders’ equity	$1,207.4	$1,181.0

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview, Basis of Presentation and New Accounting Pronouncement

     Overview

     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer and composite bearings, air compressors, and heavy-duty, medium speed diesel and natural gas engines.

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Management believes that the assumptions underlying the condensed consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2004.

     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

     All significant transactions between the Company’s operations have been eliminated.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. SFAS 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The Company adopted the provisions of SFAS 123R as of January 1, 2005 using a modified prospective application. Under a modified prospective application, SFAS 123R applies to new awards and to any awards that are outstanding on the effective date which are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the adoption date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123.

2. Comprehensive Income

     Total comprehensive income consisted of the following:

	Quarters Ended
	March 31,
	2005	2004
	(in millions)
Net income	$10.0	$11.4
Unrealized translation adjustments	(3.8)	(1.7)
Changes in minimum pension liability	0.5	—
Net unrealized gains (losses) from cash flow hedges	(0.1)	0.7

Total comprehensive income	$6.6	$10.4

3. Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2005	2004
(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$10.0	$11.4

Denominator:
Weighted-average shares – basic	20.6	20.4
Employee stock options	0.7	0.7

Weighted-average shares – diluted	21.3	21.1

Earnings per share:
Basic	$0.49	$0.56

Diluted	$0.47	$0.54

4. Stock-Based Compensation

     Prior to 2005, the Company accounted for stock-based compensation plans using the intrinsic value method. Required pro forma information regarding net income and earnings per share for 2004 was determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method.

     For purposes of the required pro forma disclosures, the estimated fair value of the stock options was amortized to expense over the vesting period of the options. The Company’s pro forma information for the quarter ended March 31, 2004, is as follows:

(in millions, except per share amounts)
Net income:
As reported	$11.4
Add: stock-based employee compensation expense included in reported net income, net of tax	0.1
Deduct: stock-based employee compensation expense determined under fair value method, net of tax	(0.3)

Pro forma	$11.2

Basic earnings per share:
As reported	$0.56

Pro forma	$0.55

Diluted earnings per share:
As reported	$0.54

Pro forma	$0.53

5. Inventories

     Inventories consisted of the following:

	As of	As of
	March 31,	December 31,
	2005	2004
	(in millions)
Finished products	$37.1	$37.4
Costs relating to long-term contracts and programs	32.5	28.2
Work in process	17.0	14.5
Raw materials and supplies	23.5	20.0

	110.1	100.1
Reserve to reduce certain inventories to LIFO basis	(14.3)	(14.1)
Progress payments	(27.2)	(27.4)

Total	$68.6	$58.6

6. Goodwill and Intangible Assets

     There were no changes in the net carrying value of goodwill by reportable segment during the three months ended March 31, 2005.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$32.7	$10.0	$32.7	$9.3
Existing technology	16.5	1.9	16.5	1.8
Trademarks	24.5	2.6	24.5	2.5
Other	10.6	3.8	10.6	3.4

	$84.3	$18.3	$84.3	$17.0

     The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of March 31, 2005 and December 31, 2004, and that are included in the table above.

     Amortization expense for the three months ended March 31, 2005, was $1.3 million. Amortization expense for these intangible assets for 2005 through 2009 is estimated to be approximately $5 million per year.

7. Business Segment Information

     The Company has three reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal polymer and composite bearings, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services Segment manufactures and services heavy-duty, medium-speed diesel and natural gas engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended
	March 31,
	2005	2004
	(in millions)
Sales
Sealing Products	$100.5	$95.6
Engineered Products	91.5	89.7
Engine Products and Services	20.9	28.9

	212.9	214.2
Intersegment sales	(0.4)	(0.4)

Total sales	$212.5	$213.8

Segment Profit
Sealing Products	$18.1	$15.8
Engineered Products	13.2	11.5
Engine Products and Services	(2.0)	1.6

Total segment profit	29.3	28.9

	Quarters Ended
	March 31,
	2005	2004
	(in millions)
Corporate expenses	(6.8)	(5.9)
Asbestos-related expenses	(4.2)	(2.9)
Gain on sale of building	—	1.5
Interest expense, net	(1.5)	(1.9)
Other expenses, net	(1.1)	(1.9)

Income before income taxes	$15.7	$17.8

8. Pensions and Post-Retirement Benefits

     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters ended March 31, 2005 and 2004, are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in millions)
Service cost	$1.9	$1.8	$0.2	$0.2
Interest cost	2.3	2.2	0.2	0.1
Expected return on plan assets	(2.4)	(2.2)	—	—
Amortization of prior service cost	0.7	0.7	—	—
Amortization of net loss	0.3	0.2	—	—

	$2.8	$2.7	$0.4	$0.3

     The Company anticipates that there will be no required funding in 2005 of its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $2 million in 2005 to its foreign pension plans.

9. Commitments and Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages or other remedies. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.

     Environmental

     The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. The Company takes a proactive approach in its efforts to comply with all environmental, health and safety laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company also conducts comprehensive compliance and management system audits at its facilities to maintain compliance and improve operational efficiency.

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

     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2005 and December 31, 2004, EnPro had accrued liabilities of $33.9 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.7 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.

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

     Crucible Materials Corporation

     Through its Coltec subsidiary, the Company owned approximately 45% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) until the sale of the entire interest in October 2004. Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. Coltec sold the Crucible common shares that it owned to Crucible, and thus Coltec no longer has any ownership interest in Crucible.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s condensed consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report will be completed in 2005 and a third report will be required in 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $28.8 million each at March 31, 2005. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates in 2005 and 2015, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt. Until such time as payments are required or excess assets revert to the Company, the assets and liability are kept equal to each other.

     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of March 31, 2005, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.6 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.

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

     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Balance at beginning of period	$3.4	$5.0
Charge to expense	0.2	0.3
Charges to the accrual	(0.2)	(1.0)

Balance at end of period	$3.4	$4.3

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 600,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1 billion in settlements and judgments and over $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 137,500 open cases at March 31, 2005, the Company is aware of only approximately 4,500 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos.

     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in four of five cases that it tried to verdict in 2003, and five of eleven cases decided in 2004. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.

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

     During the first quarter of 2005, Garlock began five trials. A lawsuit in Philadelphia involving two plaintiffs with lung cancer and a New Jersey lawsuit settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict of $10.3 million, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict.

     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals will require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the entire periods of such appeals. As of March 31, 2005, the Company had $35.3 million of cash collateral recorded as restricted cash in the condensed consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. The Company is confident that Garlock will prevail in the appeals, particularly on the issue of punitive damages. Garlock has a track record of success in a majority of its previous appeals. However, there can be no assurance that any or all of Garlock’s appeals will be successful.

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

     Insurance Coverage. In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. As a result of that agreement, the $118 million of payments made by Equitas commuted $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. The Company expects a portion of the discounted amount to be recovered from after-tax earnings on the trust assets. At March 31, 2005, the market value of the funds remaining in the trust was approximately $82.5 million.

     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in January 2005, Garlock received $22 million in payment of receivables and another $54.5 million was placed in an independent trust. As part of the settlement, Garlock received another $1 million from an insolvent London carrier in February of 2005. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. The $77.5 million of payments commuted $112.5 million of total nominal coverage. The $35 million difference reflects discounting for present value and for solvency and litigation risks. As with the Equitas trust, the Company expects a portion of the discounted amount to be recovered from after-tax earnings on the trust assets. At March 31, 2005, the market value of the funds remaining in the trust was approximately $54.0 million.

     During the first quarter of 2005, the Company reached agreement with the parent of two of Garlock’s U.S. insurers. As a result of the agreement, Garlock will receive a total of $21 million of insurance payments in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment is due in May, 2005, the second in May, 2007 and the third in May, 2009. The payments are guaranteed by the parent company of the settling insurers.

     As of March 31, 2005, after factoring in the amounts placed in trust as a result of the Equitas and London market settlements, and adjusting for the $5 million discount for the U.S. insurer commutation, Garlock had available $623 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $68 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $1 million from insolvent carriers during the first quarter of 2005, and for the years ended 2004, 2003 and 2002 the amounts were $2.2 million, $5.8 million, and $2.0 million, respectively.

     Of the $623 million of collectible insurance and trust assets, the Company considers $553 million (89%) to be high quality because it is (a) written or guaranteed by US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. The Company considers $70 million (11%) to be of moderate quality because it is with (a) other solvent US carriers who are unrated or below investment grade ($57 million) or (b) with various other London market carriers ($13 million). Of the $623 million, $216 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.

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

     In November 2003, Coltec received a letter and arbitration demand from one of its US-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $623 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the cap arrangement and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses.

     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, only a few of which allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at March 31, 2005, for $257.0 million, which is comprised of $76.9 million for advanced-stage cases and settled claims, and $180.1 million for early-stage and future claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what the Company believes to be reasonably possible.

     The Company’s outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. The Company received an initial opinion from Bates White dated February 17, 2005, to the effect that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s non-malignant claims through 2008 and for Garlock’s cancer claims through 2014, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $226.5 million to $382.4 million.” On May 2, 2005, Bates White delivered an update of its opinion, revising the reasonable and probable estimate to a range of $249 million to $366 million.

     The Company has adopted the range predicted by its expert as updated; however, it notes that Bates White also indicated a calculation of other potential estimates of Garlock’s future obligation for the period of the estimation that ranged from $210 million to $561 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond 2008 for Garlock non-malignant claims and beyond 2014 for Garlock cancer claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of such estimates declines significantly for each year further into the future.” Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high-end of previous management estimates.

     The recording of a liability for early-stage and unasserted claims does not alter the Company’s strategy for managing its potential asbestos liabilities and insurance assets and has no impact on the ultimate amount paid for asbestos-related claims against its subsidiaries. However, the recording of that liability could, at some time in the future, accelerate the timing of the recognition of charges to income for future asbestos claims. That would happen in the event the amount of the low end of the Company’s estimate of the liability for pending and unasserted claims increases to the point where it, when combined with the amount of insurance receivables that it has recorded, exceeds the total remaining amount of insurance it has available for the payment of such claims.

     The table below quantitatively depicts the liability described above and the amount that the Company expects Garlock to recover from insurance related to this liability.

	As of and for the
	Three Months Ended
	March 31,
	2005	2004
(number of cases)
New Actions Filed During the Period (1)	6,200	8,400
Open Actions at Period-End (1)	137,500	141,200
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$467.4	$329.1

Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$76.9	$129.5
Estimated Liability for Early-Stage and Unasserted Cases (4)	$180.1	$—
(dollars in millions)
Payments (5)	$(37.4)	$(36.9)
Insurance Recoveries (5)	35.5	17.2

Net Cash Flows	$(1.9)	$(19.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements

(approximately 2,500 in the first quarter of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At March 31, 2005, the amount included $216.4 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. Also included at March 31, 2005, is $251.0 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At March 31, 2005, the Company classified $98.5 million as a current asset and $368.9 million as a non-current asset in its condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2005, the Company classified $63.2 million as a current liability and $13.7 million as a non-current liability in its condensed consolidated balance sheet.

(4)	Beginning with the quarter ended June 30, 2004, the Company included an estimate of potential liabilities for early-stage cases and unasserted claims likely to be filed against Garlock in the future. The amount reflects the low end of an estimated range of potential liabilities, and the Company cautions that future asbestos liabilities remain highly uncertain. The Company classifies this amount as a non-current liability in its condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2005, and 2004, the Company (deducted) / added $(2.3) million and $16.8 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and the Company recorded $4.2 million and $2.9 million, respectively, as an expense in its condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations and business of EnPro that are subject to risk and uncertainty. We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “could,” “would” or “may” and similar expressions generally identify forward-looking statements.

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the

Company’s annual report on Form 10-K for the year ended December 31, 2004, other important factors that could result in those differences include:

•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payments of claims and related expenses, the timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is at the low end of a range of possible values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

     We caution our shareholders not to place undue reliance on these statements, which speak only as of the date on which such statements were made.

     Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     We manage and report our business as three segments, a sealing products segment, which includes our sealing products, heavy-duty wheel end components, PTFE products and industrial rubber products; an engineered products segment, which includes our metal polymer and composite bearings, air compressor systems and vacuum pumps, and reciprocating compressor components; and an engine products and services segment, which includes heavy-duty, medium-speed diesel and natural gas engines. Prior to our annual report on Form 10-K for the year ended December 31, 2004, we reported our results of operations under two business segments, a sealing products segment and an engineered products segment. Our segment disclosures for prior periods have been reclassified to reflect the fact that our former engineered products segment has been broken into two segments, our engineered products segment and our engine products and services segment.

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

     Our sealing products segment designs, manufactures and sells sealing products, including sheet gaskets, metallic gaskets, resilient metal seals, compression packing, rotary lip seals, elastomeric seals, hydraulic components, expansion joints, PTFE products and industrial rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication.

     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer and composite bearing products, air compressor systems and vacuum pumps, and reciprocating compressor components. These products are used in a wide range of industrial applications, including the pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and automotive industries.

     Our engine products and services segment manufactures, sells and services heavy-duty, medium-speed diesel and natural gas engines. The government and commercial markets for marine propulsion and power generation, and applications such as pumps and compressors, use these products and services.

     Since the Distribution, we have focused on four management initiatives: increasing the efficiency of our operations through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.

     Outlook. We expect sales to increase compared to 2004, primarily due to improved volumes, selected price increases, and increased market share as a result of new product introductions. The increase in volumes, the benefits of our TCV and restructuring initiatives, and selected price increases are expected to result in improved operating margins and increased profitability in 2005.

     We anticipate that cash flows in 2005 will benefit from lower net asbestos payments and improved operating income. Capital spending in 2005 is expected to be comparable to 2004 levels as a result of our strategy to improve operational efficiency and new product development efforts.

     See our discussion regarding “– Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.

Results of Operations – First Quarter of 2005 Compared to the First Quarter of 2004

     Sales of $212.5 million in the first quarter of 2005 decreased 1% from $213.8 million in the comparable quarter of 2004. This decrease was primarily related to lower revenues in the engine products and services segment, as a result of lower engine shipments for U.S. Navy programs, and the divesture of our Haber Tool and Sterling Die operations, which were sold in mid-year 2004 and contributed $5.3 million in sales in the first quarter of 2004. The increase in the value of the euro, when compared to the dollar, favorably impacted revenue by approximately one percentage point.

     Segment profit for the quarter increased 1% from $28.9 million in 2004 to $29.3 million in 2005. Segment profits in 2005 were favorably impacted by price increases and higher volume in the sealing products and engineered products segments. The 2005 segment profits include a contract loss provision of $3.5 million at Fairbanks Morse Engine. Price increases and cost reduction activities associated with our TCV initiatives more than offset higher raw material costs in metals and energy-related services. Segment margins increased from 13.5% in the first quarter of 2004 to 13.8% in the comparable quarter of 2005.

     Corporate expenses increased to $6.8 million in 2005 from $5.9 million in the comparable quarter of last year. The increase was primarily due to expenses related to Sarbanes-Oxley compliance and legal fees.

     Asbestos expenses in 2005 were $4.2 million, compared to $2.9 million in 2004. The increase in asbestos expenses is due to higher legal fees associated with trial defense and appellate activities.

     Operating income in the first quarter of 2004 benefited by a gain of $1.5 million on the sale of a building in connection with the relocation of an operation to a new facility.

     Net income was $10.0 million, or $0.47 per share, in 2005 compared to $11.4 million, or $0.54 per share, in 2004. Earnings per share are expressed on a diluted basis.

     Following is a discussion of operating results for each segment during the quarter:

     Sealing Products. Sales of $100.5 million in 2005 were 5% higher than the $95.6 million reported in the same quarter of 2004. Foreign currency rates accounted for one percentage point of this increase. Sales at Stemco increased as original equipment demand associated with the heavy-duty truck market expanded. Plastomer Technologies experienced an increase in sales based on higher demand for specialty tapes and consumer fiber products. Garlock Sealing Technologies’ sales decreased in 2005 primarily as a result of the discontinuance of unprofitable product lines.

     Segment profit increased 15%, from $15.8 million in 2004 to $18.1 million in 2005. Profits at Garlock Sealing Technologies and Plastomer Technologies benefited from selected price increases and a favorable product mix. Price increases at Garlock Rubber Technologies resulted in an improvement in profit compared to 2004. Higher volume and price increases at Stemco were offset by an unfavorable product mix, resulting in flat profits when compared to 2004. Operating margins for the segment increased from 16.5% in the first quarter of 2004 to 18.0% in 2005.

     Engineered Products. Sales of $91.5 million in 2005 were higher than the $89.7 million reported in 2004. Haber Tool and Sterling Die, which were sold in mid-year 2004, contributed $5.3 million in segment sales in the first quarter of 2004. Order levels and sales volumes improved at Quincy Compressor in 2005 due to higher demand in a majority of its U.S. markets. Sales at GGB were higher as a result of increased volume in the industrial markets of North America and price increases in selected markets. Sales at France Compressor were flat in 2005 as a result of soft demand in the North American markets. Stronger foreign currency rates contributed two percentage points to the increase in segment revenues.

     Segment profits were $13.2 million in 2005, compared to $11.5 million in 2004. Profits at Quincy Compressor and GGB increased as a result of higher sales volume, favorable product mix and selected price increases. Operating margins increased from 12.8% in 2004, to 14.4% in 2005.

     Engine Products and Services. Sales decreased 28% in 2005 to $20.9 million from $28.9 million in 2004. Fairbanks Morse Engine’s revenue decreased in the first quarter of 2005 due to lower engine shipments associated with U.S. Navy shipbuilding programs. This decrease was partially offset by higher parts and service revenue.

     The segment reported a loss of $2.0 million in 2005 compared to a profit of $1.6 million in 2004 primarily due to a $3.5 million contract loss provision recorded in 2005. Segment margins in 2005 were (9.6%) compared to 5.5% in 2004.

Liquidity and Capital Resources

     Cash requirements for working capital, capital expenditures, acquisitions, and debt repayments are funded from cash generated from operations. The Company has additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”

     Cash Flows

     Operating activities used $2.3 million and $15.7 million of cash during the first quarter of 2005 and 2004, respectively. This includes a working capital increase of $30.1 million in 2005, compared to an increase of $19.5 million in 2004. Higher inventory levels were required at several of our businesses to support increased manufacturing activities. In January 2005, we received approximately $22 million in delinquent insurance proceeds as the result of a settlement with certain London market carriers over asbestos documentation requirements. As a result of that payment, insurance payments received during the quarter exceeded payments for asbestos-related claims by $2.3 million. That compares to a net cash outflow of $16.8 million in the first quarter of 2004 for asbestos-related claims.

     Investing activities used $4.9 million and $2.8 million of cash in 2005 and 2004, respectively. Capital expenditures in 2005 were $5.0 million, compared to $5.8 million during the same period of 2004. In 2004, we received $3.0 million on the sale of a building that was no longer required as a result of our restructuring initiatives.

     Financing activities used cash amounting to $33.7 million in 2005 and $1.6 million in 2004. The increase in 2005 is primarily due to the reclassification of unrestricted cash balances to restricted balances as a result of the posting of cash collateral required to secure bonds associated with two adverse asbestos verdicts that we are appealing. We are required to provide cash collateral to secure the full amount of the bonds, which will restrict the use of the cash during the periods of such appeals.

     Capital Resources

     Our primary U.S. subsidiaries have a senior secured revolving credit facility. Any borrowings under the senior secured revolving credit facility would be collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their direct foreign subsidiaries. The maximum available amount under the facility is $60 million. We have not borrowed against this credit facility.

     A subsidiary of EnPro has outstanding approximately $145 million of TIDES due April 15, 2028. The TIDES are convertible at the option of the holders into a combination of Goodrich common stock and EnPro common stock. The value of Goodrich and EnPro common stock could increase to a level where the cost to acquire shares to fulfill a conversion could exceed, with no maximum, the $145 million aggregate liquidation value. To protect against this risk, we purchased call options on shares of Goodrich common stock expiring in 2007 in an amount that would enable us to purchase the Goodrich common stock at a cost equal to the liquidation value if all TIDES holders convert. The call options are derivative instruments and are carried at fair value in the condensed consolidated balance sheets with changes in the fair value reflected currently in our earnings. Such changes may have a material effect on our results of operations in a given period, but should not result in any cash obligation. While we have hedged our exposure to conversion costs in excess of the aggregate liquidation value, we cannot assure you that we will have the financial resources to redeem the TIDES, or effectively hedge this exposure beyond the term of the call options.

Critical Accounting Policies and Estimates

     Refer to our annual report on Form 10-K for the fiscal year ended December 31, 2004, for a complete list of our critical accounting policies and estimates. The Company adopted the provisions of SFAS 123R as of January 1, 2005, using a modified prospective application. Under this modified prospective application, SFAS 123R will apply to new awards and to any awards that are outstanding on the effective date which are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the adoption date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123. The adoption of this accounting policy will not have a material impact on our financial statements.

Contingencies

     General

     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against EnPro or its subsidiaries and seek monetary damages or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.

     Environmental

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with all environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also conduct comprehensive compliance and management system audits at our facilities to maintain compliance and improve operational efficiency.

     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been notified that it is among the potentially responsible parties for the cost of investigating and, in some cases, remediating contamination at 18 sites at which the costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater remediation. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2005 and 2004, EnPro had accrued liabilities of $33.9 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.7 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.

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

     Crucible Materials Corporation

     Through our Coltec subsidiary, we owned approximately 45% of the outstanding common stock of Crucible Materials Corporation (“Crucible”) until the sale of the entire interest in October 2004. Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. Coltec sold the Crucible common shares that it owned to Crucible, and thus Coltec no longer has any ownership interest in Crucible. No gain or loss was recorded on the sale.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two irrevocable trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no continuing connection to the Benefits Trust, and thus the assets and liabilities of this trust are not included in our condensed consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report will be completed in 2005 and a third report will be required in 2015. If, at either or both of the future valuation dates, it is determined that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility of future contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and a corresponding liability of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $28.8 million each at March 31, 2005. If the actuary determines that there are excess assets in the Back-Up Trust at the Benefits Trust valuation dates in 2005 and 2015, the excess assets will revert to Coltec based on a distribution formula and will be recorded in income upon receipt. Until such time as payments are required or excess assets revert to Coltec, the assets and liability are kept equal to each other.

     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.

     Debt and Capital Lease Guarantees

     As of March 31, 2005, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.6 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.

     Asbestos

     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 600,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1 billion in settlements and judgments and over $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 137,500 open cases at March 31, 2005, we are aware of only approximately 4,500 that involve a claimant with mesothelioma, lung cancer or some other cancer.

     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos.

     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in four of five cases tried to verdict in 2003, and five of eleven cases decided in 2004. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.

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

     During the first quarter of 2005, Garlock began five trials. A lawsuit in Philadelphia involving two plaintiffs with lung cancer and a New Jersey lawsuit settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict of $10.3 million, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict.

     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals will require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the entire periods of such appeals. As of March 31, 2005, we had $35.3 million of cash collateral recorded as restricted cash in the condensed consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. We are confident that Garlock will prevail in the appeals, particularly on the issue of punitive damages. Garlock has a track record of success in a majority of its previous appeals. However, there can be no assurance that any or all of Garlock’s appeals will be successful.

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

     Insurance Coverage. In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. As a result of that agreement, the $118 million of payments made by Equitas commuted $158 million of total nominal coverage. The $40 million difference reflects discounting for present value and for the Equitas solvency risk. We expect a portion of the discounted amount to be recovered from after-tax earnings on the trust assets. At March 31, 2005, the market value of the funds remaining in the trust was approximately $82.5 million.

     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in January 2005 Garlock received $22 million in payment of receivables and another $54.5 million was placed in an independent trust. As part of the settlement, Garlock received another $1 million from an insolvent London carrier in February of 2005. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. The $77.5 million of payments commuted $112.5 million of total nominal coverage. The $35 million difference reflects discounting for present value and for solvency and litigation risks. As with the Equitas trust, we expect a portion of the discounted amount to be recovered from after-tax earnings on the trust assets. At March 31, 2005, the market value of the funds remaining in the trust was approximately $54.0 million.

     During the first quarter of 2005, we reached agreement with the parent of two of Garlock’s U.S. insurers. As a result of the agreement, Garlock will receive a total of $21 million of insurance payments in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment is due in May, 2005, the second in May, 2007 and the third in May, 2009. The payments are guaranteed by the parent company of the settling insurers.

     As of March 31, 2005, after factoring in the amounts placed in trust as a result of the Equitas and London market settlements, and adjusting for the $5 million discount for the U.S. insurer commutation, Garlock had available $623 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $68 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $1 million from insolvent carriers during the first quarter of 2005, and for the years ended 2004, 2003 and 2002 the amounts were $2.2 million, $5.8 million, and $2.0 million, respectively.

     Of the $623 million of collectible insurance and trust assets, we consider $553 million (89%) to be high quality because it is (a) written or guaranteed by US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. We consider $70 million (11%) to be of moderate quality because it is with (a) other solvent US carriers who are unrated or below investment grade ($57 million) or (b) with various other London market carriers ($13 million). Of the $623 million, $216 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.

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

     In November 2003, Coltec received a letter and arbitration demand from one of its US-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $623 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the cap arrangement and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses.

     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, only a few of which allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at March 31, 2005, for $257.0 million, which is comprised of $76.9 million for advanced-stage cases and settled claims, and $180.1 million for early-stage and future claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what we believe to be reasonably possible.

     Our outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. We received an initial opinion from Bates White dated February 17, 2005, to the effect that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s non-malignant claims through 2008 and for Garlock’s cancer claims through 2014, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $226.5 million to $382.4 million.” On May 2, 2005, Bates White delivered an update of its opinion, revising the reasonable and probable estimate to a range of $249 million to $366 million.

     We have adopted the range predicted by our expert as updated; however, we note that Bates White also indicated a calculation of other potential estimates of Garlock’s future obligation for the period of the estimation that ranged from $210 million to $561 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond 2008 for Garlock non-malignant claims and beyond 2014 for Garlock cancer claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of such estimates declines significantly for each year further into the future.” Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high-end of previous management estimates.

     The recording of a liability for early-stage and unasserted claims does not alter our strategy for managing our potential asbestos liabilities and insurance assets and has no impact on the ultimate amount paid for asbestos-related claims against our subsidiaries. However, the recording of that liability could, at some time in the future, accelerate the timing of the recognition of charges to income for future asbestos claims. That would happen in the event the amount of the low-end of our estimate of the liability for pending and unasserted claims increases to the point where it, when combined with the amount of insurance receivables that we have recorded, exceeds the total remaining amount of insurance we have available for the payment of such claims.

     The table below quantitatively depicts the liability described above and the amount that we expect Garlock to recover from insurance related to this liability.

	As of and for the
	Three Months Ended
	March 31,
	2005	2004
(number of cases)
New Actions Filed During the Period (1)	6,200	8,400
Open Actions at Period-End (1)	137,500	141,200
(dollars in millions at period-end)
Estimated Amounts Recoverable from Insurance (2)	$467.4	$329.1

Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$76.9	$129.5
Estimated Liability for Early-Stage and Unasserted Cases (4)	$180.1	$—
(dollars in millions)
Payments (5)	$(37.4)	$(36.9)
Insurance Recoveries (5)	35.5	17.2

Net Cash Flows	$(1.9)	$(19.7)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 2,500 in the first quarter of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At March 31, 2005, the amount included $216.4 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. Also included at March 31, 2005, is $251.0 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At March 31, 2005, we classified $98.5 million as a current asset and $368.9 million as a non-current asset in our condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2005, we classified $63.2 million as a current liability and $13.7 million as a non-current liability in our condensed consolidated balance sheet.

(4)	Beginning with the quarter ended June 30, 2004, we included an estimate of potential liabilities for early-stage cases and unasserted claims likely to be filed against Garlock in the future. The amount reflects the low end of an estimated range of potential liabilities, and we caution that future asbestos liabilities remain highly uncertain. We classified this amount as a non-current liability in our condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2005, and 2004, we (deducted) / added $(2.3) million and $16.8 million, respectively, of the net cash flows to the asbestos insurance receivable in our condensed consolidated balance sheets, and we recorded $4.2 million and $2.9 million, respectively, as an expense in our condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.

     New Filings. The number of new actions filed against our subsidiaries in 2004 was much lower than the number in 2003 (17,400 compared to 44,700), and the lowest for any twelve-month period since the early 1990s. As the chart shows, that trend continued in the first quarter of 2005 (6,200 new filings compared to 8,400 in the first quarter of 2004); however, new claims filings were higher than in each of the first three quarters of 2004. Declining incidence of disease is but one possible factor in the decline. Other factors include, but are not limited to, tort reform in some high profile states, especially Mississippi and Texas, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of current year claims into past years, and uncertainty about the potential for national asbestos reform legislation.

     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims, as previous settlements work their way through the payment process. However, recent trial results and the threat of large verdicts impact the implementation of the strategy, and therefore it is likely that Garlock will continue to enter into settlements that involve large numbers of cases from time to time when it believes that the risk of a large adverse verdict outweighs the benefits of the strategy. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations if Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.

     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future and the finite amount of insurance available for future payments, those future actions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, or through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk and foreign currency risk, see “Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2004, and the following section.

Foreign Currency Risk

     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of March 31, 2005.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy koruna/sell euro	$16.5	Apr 2005 - Dec 2005	38.73 to 39.88 koruna/euro
Buy USD/sell Canadian dollar	15.2	Apr 2005 - Dec 2005	1.237 to 1.327 Canadian dollar/USD
Buy USD/sell euro	9.6	Apr 2005 - Dec 2005	1.233 to 1.236 USD/euro
Buy euro/sell USD	8.4	Apr 2005 - Aug 2005	1.303 to 1.346 USD/euro

	49.7
Option Contracts
Buy euro/sell USD	5.4	Jan 2006	1.440 USD/euro

	$55.1

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

     Management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with polices or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     During the second quarter of 2005, we will implement an updated version of Oracle’s business system software at our Garlock facility in Palmyra, New York. We believe that the new Oracle business system software will strengthen our internal control over financial reporting; however, there can be no assurance that we will nonetheless not have a material error in our financial statements. No other change has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2005.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	Units) Purchased	Paid per Share	Publicly Announced	Be Purchased Under the Plans
Period	(1)	(or Unit)	Plans or Programs (1)	or Programs (1)
January 1 - January 31, 2005	-0-	—	—	—
February 1 - February 28, 2005	-0-	—	—	—
March 1 - March 31, 2005	1,165	(2)	—	—
Total	1,165	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 1,165 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $27.46, the average price of the Company’s common stock on March 31, 2005.

Item 6. Exhibits.

     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 10th day of May, 2005.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee

Richard L. Magee
Senior Vice President, General Counsel and
Secretary

By:	/s/ William Dries

William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith