Form 10-Q
period 2005-06-30
ENPRO INDUSTRIES INC
filed 2005-08-04
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
As of August 1, 2005, there were 20,947,842 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2005 and 2004
(In millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$219.4	$216.3	$431.9	$430.1

Operating costs and expenses:
Cost of sales	145.6	147.0	289.0	291.9
Selling, general and administrative expenses	48.7	47.0	96.7	94.3
Asbestos-related expenses	2.6	1.1	6.8	4.0
Restructuring and other costs	0.2	2.6	0.3	3.1
Loss on sale of assets, net	—	3.3	—	1.8

	197.1	201.0	392.8	395.1

Operating income	22.3	15.3	39.1	35.0
Interest expense, net	(1.5)	(1.9)	(3.0)	(3.8)
Other income (expense), net	12.1	(0.2)	12.5	(0.2)

Income before income taxes	32.9	13.2	48.6	31.0
Income tax expense	(11.8)	(4.8)	(17.5)	(11.2)

Net income	$21.1	$8.4	$31.1	$19.8

Basic earnings per share	$1.02	$0.41	$1.51	$0.97

Diluted earnings per share	$0.99	$0.40	$1.46	$0.94

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2005 and 2004
(In millions)

	2005	2004
OPERATING ACTIVITIES
Net income	$31.1	$19.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets, net	—	1.8
Depreciation and amortization	15.7	16.0
Deferred income taxes	13.0	3.7
Payments for asbestos-related claims, net of insurance proceeds	(17.1)	(39.1)
Change in other current assets and liabilities	(30.2)	(16.2)
Change in other non-current assets and liabilities	3.9	1.3

Net cash provided by (used in) operating activities	16.4	(12.7)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.8)	(13.6)
Proceeds from sales of assets	0.2	5.9
Receipt (payment) in connection with acquisitions of businesses	(1.6)	0.3

Net cash used in investing activities	(14.2)	(7.4)

FINANCING ACTIVITIES
Repayments of debt	(0.1)	(5.2)
Proceeds from issuance of common stock	0.7	1.2
Receipt from (deposits into) restricted cash accounts	(41.0)	0.5
Other	1.0	—

Net cash used in financing activities	(39.4)	(3.5)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.3)

Net decrease in cash and cash equivalents	(38.6)	(23.9)
Cash and cash equivalents at beginning of year	108.0	94.7

Cash and cash equivalents at end of period	$69.4	$70.8

See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	June 30,	December 31,
	2005	2004*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$69.4	$108.0
Accounts and notes receivable	125.5	115.8
Asbestos insurance receivable	106.0	109.9
Inventories	65.8	58.6
Other current assets	30.6	31.3

Total current assets	397.3	423.6
Property, plant and equipment	142.6	146.7
Goodwill and intangible assets	191.2	193.0
Asbestos insurance receivable	376.7	336.2
Restricted cash	44.4	3.4
Other assets	66.2	78.1

Total assets	$1,218.4	$1,181.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$0.2
Accounts payable	52.6	55.5
Asbestos liability	81.7	74.0
Other accrued expenses	63.8	60.5

Total current liabilities	198.2	190.2
Long-term debt	164.6	164.6
Deferred income taxes	45.8	41.0
Retained liabilities of previously owned businesses	34.1	44.9
Environmental liabilities	31.6	32.2
Asbestos liability	171.2	159.4
Other liabilities	69.6	72.2

Total liabilities	715.1	704.5

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,947,842 shares in 2005 and 20,811,798 shares in 2004	0.2	0.2
Additional paid-in capital	414.6	411.6
Retained earnings	90.4	59.3
Accumulated other comprehensive income (loss)	(0.3)	7.0
Common stock held in treasury, at cost — 238,343 shares in 2005 and 240,655 shares in 2004	(1.6)	(1.6)

Total shareholders’ equity	503.3	476.5

Total liabilities and shareholders’ equity	$1,218.4	$1,181.0

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See notes to condensed consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncement
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, heavy-duty wheel end components, metal polymer and composite bearings, air compressors, and heavy-duty, medium speed diesel and natural gas engines. The Company was incorporated on January 11, 2002, as a wholly-owned subsidiary of the Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s previously announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders (the “Distribution”). The Distribution took place on May 31, 2002.
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
     Recent Accounting Pronouncement
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
2. Other Income (Expense)
     In conjunction with the closure of a plant in the early 1980s, the Company, through its Coltec subsidiary, was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s condensed consolidated balance sheets.
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt in the second quarter of 2005. This topic is discussed further in Note 10, “Commitments and Contingencies” — Crucible Materials Corporation.
     The Company owns call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the 5 1/4% Convertible Preferred Securities — Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s condensed consolidated balance sheets. Changes in fair value are reflected in income. During the quarter and six months ended June 30, 2005, the Company recorded a $1.1 million and $1.5 million increase, respectively, in the fair value of these call options. During the quarter and six months ended June 30, 2004, the Company recorded a $1.0 million decline in the fair value of these call options.
3. Comprehensive Income
     Total comprehensive income consisted of the following:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in millions)
Net income	$21.1	$8.4	$31.1	$19.8
Unrealized translation adjustments	(3.7)	(1.7)	(7.5)	(3.4)
Changes in minimum pension liability	0.1	—	0.6	—
Net unrealized gains (loss) from cash flow hedges	(0.3)	0.6	(0.4)	1.3

Total comprehensive income	$17.2	$7.3	$23.8	$17.7

4. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$21.1	$8.4	$31.1	$19.8

Denominator:
Weighted-average shares — basic	20.7	20.5	20.7	20.4
Employee stock options	0.6	0.7	0.6	0.7

Weighted-average shares — diluted	21.3	21.2	21.3	21.1

Earnings per share:
Basic	$1.02	$0.41	$1.51	$0.97

Diluted	$0.99	$0.40	$1.46	$0.94

5. Stock-Based Compensation
     Prior to 2005, the Company accounted for stock-based compensation plans using the intrinsic value method. Required pro forma information regarding net income and earnings per share for 2004 has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method.
     For purposes of the required pro forma disclosures, the estimated fair value of the stock options has been amortized to expense over the vesting period of the options. The Company’s pro forma information for the quarter and six months ended June 30, 2004, is as follows:

	Quarter	Six Months
	Ended June 30,	Ended June 30,
(in millions, except per share amounts)	2004	2004
Net income:
As reported	$8.4	$19.8
Add: stock-based employee compensation expense included in reported net income, net of tax	0.3	0.4
Deduct: stock-based employee compensation expense determined under fair value method, net of tax	(0.4)	(0.7)

Pro forma	$8.3	$19.5

Basic earnings per share:
As reported	$0.41	$0.97

Pro forma	$0.41	$0.96

Diluted earnings per share:
As reported	$0.40	$0.94

Pro forma	$0.39	$0.93

6. Inventories
     Inventories consisted of the following:

	As of	As of
	June 30,	December 31,
	2005	2004
	(in millions)
Finished products	$37.7	$37.4
Costs relating to long-term contracts and programs	31.1	28.2
Work in process	14.3	14.5
Raw materials and supplies	23.9	20.0

	107.0	100.1
Reserve to reduce certain inventories to LIFO basis	(14.6)	(14.1)
Progress payments	(26.6)	(27.4)

Total	$65.8	$58.6

7. Goodwill and Intangible Assets
     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$32.7	$10.9	$32.7	$9.3
Existing technology	16.5	2.1	16.5	1.8
Trademarks	24.5	2.6	24.5	2.5
Other	10.6	4.1	10.6	3.4

	$84.3	$19.7	$84.3	$17.0

     The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of June 30, 2005 and December 31, 2004, and that are included in the table above.
     Amortization expense for the six months ended June 30, 2005 and June 30, 2004, was $2.7 million and $2.8 million, respectively. Amortization expense for these intangible assets for 2005 through 2009 is estimated to be approximately $5 million per year.
8. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and industrial rubber products. The Engineered Products segment manufactures metal polymer and composite bearings, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services Segment manufactures and services heavy-duty, medium-speed diesel and natural gas engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Six Months
	June 30,		Ended June 30,
	2005	2004	2005	2004
		(in millions)
Sales
Sealing Products	$101.7	$96.3	$202.2	$191.9
Engineered Products	89.1	88.9	180.6	178.6
Engine Products and Services	29.1	31.3	50.0	60.2

	219.9	216.5	432.8	430.7

Intersegment sales	(0.5)	(0.2)	(0.9)	(0.6)

Total sales	$219.4	$216.3	$431.9	$430.1

Segment Profit
Sealing Products	$18.7	$16.8	$36.8	$32.6
Engineered Products	11.9	8.1	25.1	19.6
Engine Products and Services	3.0	3.1	1.0	4.7

Total segment profit	33.6	28.0	62.9	56.9

Corporate expenses	(7.1)	(6.8)	(13.9)	(12.7)
Asbestos-related expenses	(2.6)	(1.1)	(6.8)	(4.0)
Loss on sale of assets, net	—	(3.3)	—	(1.8)
Interest expense, net	(1.5)	(1.9)	(3.0)	(3.8)
Other income (expense), net	10.5	(1.7)	9.4	(3.6)

Income before income taxes	$32.9	$13.2	$48.6	$31.0

9. Pensions and Post-Retirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters and six months ended June 30, 2005 and 2004, are as follows:

	Quarter Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Service cost	$1.9	$1.5	$0.2	$0.2
Interest cost	2.3	2.1	0.2	0.2
Expected return on plan assets	(2.4)	(2.0)	—	—
Amortization of prior service cost	0.7	0.6	—	—
Amortization of net loss	0.3	0.1	—	—
Curtailment loss	—	1.2	—	—

	$2.8	$3.5	$0.4	$0.4

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Service cost	$3.8	$3.3	$0.4	$0.4
Interest cost	4.6	4.3	0.4	0.3
Expected return on plan assets	(4.8)	(4.2)	—	—
Amortization of prior service cost	1.4	1.3	—	—
Amortization of net loss	0.6	0.3	—	—
Curtailment loss	—	1.2	—	—

	$5.6	$6.2	$0.8	$0.7

     The Company anticipates that there will be no required funding in 2005 of its U.S. defined benefit pension plans; however, it plans to make a discretionary contribution of approximately $5 million during the third quarter. The Company expects to make total contributions of approximately $2 million in 2005 to its foreign pension plans.
10. Commitments and Contingencies
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been notified that it is among the potentially responsible parties for the cost of investigating and, in some cases, remediating contamination at 18 sites at which the future costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2005 and December 31, 2004, EnPro had accrued liabilities of $33.4 million and $34.0 million, respectively, for estimated future expenditures. Of these amounts, $15.7 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.
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
     Colt Firearms and Central Moloney
     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of these cases have been dismissed or are inactive. The current owner of Colt Firearms is seeking indemnification from the Company’s subsidiary, Coltec, for these claims to the extent they involve firearms manufactured prior to March 1990. The Company has rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds. As a result, Colt Firearms has filed a lawsuit in New York State Court seeking reimbursement of costs incurred in defending the municipal cases.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. Through Coltec, the Company owned approximately 45% of the outstanding common stock of Crucible until the sale of the entire interest to Crucible in October 2004. Coltec no longer has any ownership interest in Crucible.

     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s condensed consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. If it is determined that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.0 million each at June 30, 2005. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11.0 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as payments are required or the remaining excess assets revert to the Company, the assets and liabilities are kept equal to each other.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of June 30, 2005, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.3 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Balance at beginning of year	$3.4	$5.0
Charges to expense	0.6	0.2
Charges to the accrual	(0.4)	(1.4)

Balance at end of period	$3.6	$3.8

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 123,200 open cases at June 30, 2005, the Company is aware of only approximately 5,900 (4.8%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the Environmental Protection Agency. Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid—2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos.
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
     During the first half of 2005, Garlock began six trials. A lawsuit in Philadelphia involving two plaintiffs with lung cancer and a New Jersey lawsuit settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case. The jury allocated a 35% share to Garlock, equal to approximately $1.8 million.
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals will require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the periods of such appeals. As of June 30, 2005, the Company had $41.0 million of cash collateral relating to the appeal bonds recorded as restricted cash in the condensed consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and the Company believes that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to an annual amount that is currently set at $86.4 million per year ($21.6 million per quarter). That limit increases every three years by 8%, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy, and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2004 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, $85.7 million in 2003, $83.8 million in 2004, and $43.3 million in the first half of 2005. Because many of the commitments made in 1999, 2000, and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2005 will continue to include some amounts for those settlements, but those amounts will be smaller than in recent years.
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
     Insurance Coverage. In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. At June 30, 2005, the market value of the funds remaining in the trust was approximately $81.3 million.
     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005, Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. At June 30, 2005, the market value of the funds remaining in the trust was approximately $54.9 million.
     During the first quarter of 2005, the Company reached agreement with the parent of two of Garlock’s U.S. insurers. As a result of the agreement, Garlock will receive a total of $21 million of insurance payments in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     As of June 30, 2005, Garlock had available $606 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $66 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $4.3 million from insolvent carriers during the first half of 2005, bringing total insolvent collections from 2002 through 2005 to $14.3 million.
     Of the $606 million of collectible insurance and trust assets, the Company considers $525 million (87%) to be high quality because it is (a) written or guaranteed by US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. The Company considers $81 million (13%) to be of moderate quality because it is with (a) other solvent US carriers who are unrated or below investment grade ($68 million) or (b) with various other London market carriers ($13 million). Of the $606 million, $236 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.

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
     In November 2003, Coltec received a letter and arbitration demand from one of its US-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $606 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the annual payment limit and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses. That insurer is currently withholding payments pending resolution of the matter. This payment delay accounts for $23.8 million of the insurance receivables at June 30, 2005.
     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. While Garlock and Anchor continue to be named as defendants in new actions, only a few allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.
     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at June 30, 2005, for $252.9 million, which is comprised of $93.9 million for advanced-stage cases and settled claims (inclusive of $8.1 million of accrued legal fees), and $159.0 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what the Company believes to be reasonably possible.
     The Company’s outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. The Company received an initial opinion from Bates White dated February 17, 2005, which was updated on July 20, 2005, stating that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s non-malignant claims over the next four years and for Garlock’s cancer claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $244.4 million to $352.8 million.”
     The Company has adopted the range predicted by its expert; however, it notes that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $198 million to $537 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond four years for Garlock non-malignant claims and beyond ten years for Garlock cancer claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high-end of previous management estimates.
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

	As of and for the
	Six Months Ended
	June 30,
	2005	2004
(number of cases)
New Actions Filed During the Period (1)	8,400	11,800
Open Actions at Period—End (1)	123,200	141,800
(dollars in millions at period—end)
Estimated Amounts Recoverable from Insurance (2)	$482.7	$485.4
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$93.9	$108.5
Estimated Liability for Early—Stage and Unasserted Cases (4)	$159.0	$155.0
(dollars in millions)
Payments (5)	$(83.8)	$(73.8)
Insurance Recoveries (5)	59.9	30.7

Net Cash Flows	$(23.9)	$(43.1)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 3,300 in the first half of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At June 30, 2005, the amount included $236.0 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. Also included at June 30, 2005, is $246.7 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At June 30, 2005, the Company classified $106.0 million as a current asset and $376.7 million as a non-current asset in its condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2005, the Company classified $81.7 million as a current liability and $12.2 million as a non-current liability in its condensed consolidated balance sheet.

(4)	The Company includes an estimate of potential liabilities for early-stage cases and unasserted claims likely to be filed against Garlock in the future. The amount reflects the low end of an estimated range of potential liabilities, and the Company cautions that future asbestos liabilities remain highly uncertain. The Company classifies this amount as a non-current liability in its condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2005, and 2004, the Company added $17.1 million and $39.1 million, respectively, of the net cash flows to the asbestos insurance receivable in the condensed consolidated balance sheets, and the Company recorded $6.8 million and $4.0 million, respectively, as an expense in its condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.
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
Overview and Outlook
     Overview. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We operate 29 manufacturing facilities in North America, Europe, and Asia, and employ approximately 4,200 people.
     We manage and report our business as three segments: a sealing products segment, an engineered products segment, and an engine products and services segment. Prior to our annual report on Form 10-K for the year ended December 31, 2004, we reported our results of operations under two business segments, a sealing products segment and an engineered products segment. Our segment disclosures for prior periods have been reclassified to reflect the division of our former engineered products segment into two segments, our engineered products segment and our engine products and services segment.
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
     Our engine products and services segment manufactures, sells and services heavy-duty, medium-speed diesel and natural gas engines. Government and commercial markets for marine propulsion and power generation, and applications such as pumps and compressors use these products and services.
     Since our inception, we have focused on four management initiatives: increasing the efficiency of our operations through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and a focus on new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.
     Outlook. We expect sales to increase compared to 2004, primarily due to increased demand in selected markets, price increases in various product lines, and new product introductions. The increase in volumes, the benefits of our TCV and restructuring initiatives, and selected price increases are expected to result in improved operating margins and increased profitability in 2005.
     We anticipate that cash flows in 2005 will benefit from lower net asbestos payments and improved operating income. Capital spending in 2005 is expected to be comparable to 2004 levels as a result of our strategy to improve operational efficiency and focus on new product development efforts. Cash used by financing activities has increased in 2005, and we anticipate that it will remain higher than in 2004 as a result of cash collateral required to secure bonds associated with several adverse asbestos verdicts. We are appealing these verdicts. The collateral requirements will restrict the use of the cash during the periods of such appeals.
     See our discussion regarding “— Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.
Results of Operations — Second Quarter of 2005 Compared to the Second Quarter of 2004
     Sales of $219.4 million in the second quarter of 2005 increased from $216.3 million in the comparable quarter of 2004. Sales in 2005 benefited from higher shipments to the heavy duty truck market, increased demand in several North American industrial markets including the upstream oil and gas industries, and selected price increases at several business units. Sales in the second quarter of 2005 were impacted by fewer U.S. Navy engine shipments in the engine products and services segment, when compared to 2004. The divesture of our Haber Tool and Sterling Die businesses, which were sold in mid-year 2004, contributed $5.4 million in sales during the second quarter of 2004.
     Segment profit for the quarter increased 20% from $28.0 million in 2004 to $33.6 million in 2005. Selected price increases and higher volume in the sealing products and engineered products segments favorably impacted segment profit in 2005. Cost reductions from our TCV and restructuring initiatives partially offset higher costs for raw materials and energy-related services. In 2004, segment profits were negatively impacted by $2.6 million of restructuring expense, compared to $0.2 million in 2005. Segment margins increased from 12.9% in the second quarter of 2004 to 15.3% in 2005.
     Asbestos expenses in 2005 were $2.6 million, compared to $1.1 million in 2004. The increase in asbestos expenses was due to higher legal fees associated with trial defense and appellate activities, partially offset by higher recoveries from insolvent carriers.

     In the second quarter of 2004, we recognized a loss of $3.3 million in connection with the divestiture of our Haber Tool and Sterling Die businesses.
     Results of operations in 2005 benefited from the receipt of an $11.0 million cash distribution associated with excess assets in a trust that was established for a divested business. This topic is discussed further under “Contingencies — Crucible Materials Corporation” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In 2004, we recognized a $1.0 million loss on the fair value of our call options on Goodrich common stock. The fair value of these call options increased by $1.1 million during the comparable quarter of 2005, and we recorded a gain. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows. We use the call options to protect against the risk that our 5 1/4% Convertible Preferred Securities — Term Income Deferred Equity Securities (“TIDES”), which are convertible into Goodrich and EnPro common stock, could exceed their aggregate liquidation value if converted.
     Net income was $21.1 million, or $0.99 per share, in 2005 compared to $8.4 million, or $0.40 per share, in 2004. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $101.7 million in 2005 were 6% higher than the $96.3 million reported in the same quarter of 2004. Foreign currency rates accounted for two percentage points of this increase. Sales at Garlock Sealing Technologies increased due to higher demand in the upstream oil and gas production industries, higher shipments to the power generation markets, and selected price increases across several product lines. Sales at Stemco increased as original equipment demand in the heavy-duty truck market continued to expand. Increased orders for specialty tapes and consumer fiber products favorably impacted sales at Plastomer Technologies.
     Segment profit increased 11% from $16.8 million in 2004 to $18.7 million in 2005. Profits at Garlock Sealing Technologies benefited from selected price increases, product rationalization activities and cost reduction initiatives associated with the TCV program. Higher volume, cost reduction initiatives, and selected price increases at Stemco resulted in higher profits in 2005. A favorable product mix and price increases at Garlock Rubber Technologies and Plastomer favorably impacted 2005 profits. Operating margins for the segment increased from 17.4% in the second quarter of 2004 to 18.4% in 2005.
     Engineered Products. Sales in 2005 were $89.1 million compared to the $88.9 million reported in 2004. Increased demand for compressors and aftermarket parts resulted in higher revenue at Quincy for the quarter. Sales at France Compressor Products increased in 2005 primarily due to higher shipments across most of its markets. GGB experienced an increase in sales for the quarter due to the favorable impact of exchange rates, higher demand in the industrial markets of North America, and improved product pricing. Haber Tool and Sterling Die, which were sold in mid-year 2004, contributed $5.4 million in segment sales in the second quarter of 2004. Stronger foreign currency rates contributed two percentage points to the increase in segment revenues.
     In 2005, segment profit increased 47% from $8.1 million in 2004 to $11.9 million in 2005. A reduction in restructuring expenses from $2.6 million in 2004 to $0.1 million in 2005 favorably impacted segment profit on a year-over-year basis. Profits at GGB and Quincy benefited from a more favorable product mix and improved product pricing. Profits at France Compressor Products in 2005 increased due to higher volume and price increases in several product lines, while 2004 results were negatively impacted by higher restructuring expense. Operating margins for the segment increased from 9.1% in 2004, to 13.4% in 2005.
     Engine Products and Services. Sales decreased 7% in 2005 to $29.1 million from $31.3 million in 2004. Lower engine shipments associated with U.S. Navy shipbuilding programs contributed to the decline in revenue during the second quarter of 2005. This decrease was partially offset by higher parts and service revenue.
     The segment reported a profit of $3.0 million in 2005 compared to a profit of $3.1 million in 2004. Segment margins in 2005 were 10.3% compared to 9.9% in 2004 as a result of a more favorable product mix.
Results of Operations — Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Sales increased from $430.1 million in 2004 to $431.9 million in 2005. Increased demand in the heavy-duty truck market and higher shipments in the North American bearing and sealing markets, as well as selected price increases, favorably impacted sales in 2005. This increase was partially offset by lower sales in the engine products and services segment due to fewer engine shipments to the U.S. Navy. The divesture of our Haber Tool and Sterling Die operations, which were sold in mid-year 2004, contributed $10.6 million in sales during the first six months of 2004.
     Segment profit increased 11% from $56.9 million in 2004 to $62.9 million in 2005. Segment profit in 2005 benefited from higher volumes in the sealing products and engineered products segments, selected price increases, and cost reductions associated with our TCV and restructuring initiatives. During the first half of 2005, we established a contract loss provision of $3.5 million at Fairbanks Morse Engine. In 2004, segment profits were adversely impacted by $3.1 million of restructuring expense, compared to $0.3 million in 2005. Segment margins increased from 13.2% in 2004 to 14.6% in 2005.
     Corporate expenses were $13.9 million in 2005 compared to $12.7 million in 2004. The increase was primarily due to expenses related to Sarbanes-Oxley compliance and incentive-based compensation.
     Asbestos expenses in 2005 were $6.8 million, compared to $4.0 million in 2004. The increase in asbestos expenses was due to higher legal fees associated with trial defense and appellate activities.
     Operating income in 2004 was negatively impacted by a $3.3 million loss on the divestitures of the Sterling Die and Haber Tool businesses in 2004, partially offset by a $1.5 million gain on the sale of a building in connection with the relocation of an operation to a new facility. The effect of these transactions is included in loss on sale of assets, net.
     Results of operations in 2005 benefited from the receipt of an $11.0 million cash distribution associated with excess assets in a trust that was established for a divested business. This topic is discussed further under “Contingencies — Crucible Materials Corporation” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In 2004, we recorded a $1.0 million loss in the fair value of our call options on Goodrich common stock and a gain of $1.5 million in 2005. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income.
     Net income was $31.1 million, or $1.46 per share, in 2005 compared to $19.8 million, or $0.94 per share, in 2004. Earnings per share are expressed on a diluted basis.

Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, and debt repayments are funded from cash generated from operations. The Company has additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $16.4 million and used $12.7 million of cash during the six months ending June 30, 2005 and 2004, respectively. Working capital in 2005 increased by $30.2 million compared to an increase of $16.2 million in 2004. Seasonal demands by our customers typically result in an increase in working capital during the first half of the year. As a result of $22 million in delinquent insurance proceeds received in January of 2005, payments for asbestos-related claims net of insurance were $17.1 million as of June 30, 2005, compared to $39.1 million in 2004.
     Investing activities used $14.2 million of cash in 2005, compared to $7.4 million in 2004. Capital expenditures in 2005 were $12.8 million, compared to $13.6 million in 2004. In 2004, we received payments of $5.9 million relating to the divesture of certain business units and the sale of a building that was no longer required as a result of our restructuring initiatives.
     Financing activities used $39.4 million of cash in 2005, compared to $3.5 million in 2004. The increase in 2005 was primarily due to the posting of cash collateral required to secure bonds associated with adverse asbestos verdicts that we are appealing. We are required to provide cash collateral to secure the full amount of the bonds, which will restrict the use of the cash during the periods of such appeals.
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
Critical Accounting Policies and Estimates
     Refer to our annual report on Form 10-K for the fiscal year ended December 31, 2004, for a complete list of our critical accounting policies and estimates. The Company adopted the provisions of

SFAS 123R as of January 1, 2005, using a modified prospective application. Under this modified prospective application, SFAS 123R will apply to new awards and to any awards that are outstanding on the effective date which are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the adoption date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123. The adoption of this accounting policy has not had a material impact on our financial statements.
Contingencies
     General
     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against us or our subsidiaries and seek monetary damages or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been notified that it is among the potentially responsible parties for the cost of investigating and, in some cases, remediating contamination at 18 sites at which the future costs are expected to exceed $100 thousand at each site. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. Investigations have been completed for 14 sites and are in progress at four sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2005 and December 31, 2004, EnPro had accrued liabilities of $33.4 million and $34.0 million, respectively, for estimated future expenditures. Of these amounts, $15.7 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.

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
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms has been named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. Many of those cases have been dismissed or are inactive. The current owner of Colt Firearms is seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. We have rejected Colt Firearms’ claims for indemnification relating to the municipal gun cases in all instances on various legal grounds. As a result, Colt Firearms has filed a lawsuit in New York State Court seeking reimbursement of costs incurred in defending the municipal cases.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985. Through Coltec, we owned approximately 45% of the outstanding common stock of Crucible until the sale of the entire interest to Crucible in October 2004. Coltec no longer has any ownership interest in Crucible.
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our condensed consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. If it is determined that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.

     Because of the possibility that Coltec could be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The assets and a corresponding liability of the Back-Up Trust are reflected on our condensed consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.0 million each at June 30, 2005. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as payments are required or the remaining excess assets revert to Coltec, the assets and liabilities are kept equal to each other.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our condensed consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of June 30, 2005, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.3 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our condensed consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 123,200 open cases at June 30, 2005, we are aware of only approximately 5,900 (4.8%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
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
     During the first half of 2005, Garlock began six trials. A lawsuit in Philadelphia involving two plaintiffs with lung cancer and a New Jersey lawsuit settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case. The jury allocated a 35% share to Garlock, equal to approximately $1.8 million.
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals will require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the periods of such appeals. As of June 30, 2005, we had $41.0 million of cash collateral relating to the appeal bonds recorded as restricted cash in the condensed consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and we believe that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are limited by agreement to an annual amount that is currently set at $86.4 million per year ($21.6 million per quarter). That limit increases every three years by 8%, and the next scheduled increase will take effect in the third quarter of 2006. In 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2004 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, $85.7 million in 2003, $83.8 million in 2004, and $43.3 million in the first half of 2005. Because many of the commitments made in 1999, 2000 and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2005 will continue to include some amounts for those settlements, but those amounts will be smaller than in recent years.
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
     Insurance Coverage. In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. At June 30, 2005, the market value of the funds remaining in the trust was approximately $81.3 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005 Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. At June 30, 2005, the market value of the funds remaining in the trust was approximately $54.9 million.
     During the first quarter of 2005, we reached agreement with the parent of two of Garlock’s U.S. insurers. As a result of the agreement, Garlock will receive a total of $21 million of insurance payments in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.

     As of June 30, 2005, Garlock had available $606 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $66 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock recovered $4.3 million from insolvent carriers during the first half of 2005, bringing total insolvent collections from 2002 through 2005 to $14.3 million.
     Of the $606 million of collectible insurance and trust assets, we consider $525 million (87%) to be high quality because it is (a) written or guaranteed by US-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. We consider $81 million (13%) to be of moderate quality because it is with (a) other solvent US carriers who are unrated or below investment grade ($68 million) or (b) with various other London market carriers ($13 million). Of the $606 million, $236 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.
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
     In November 2003, Coltec received a letter and arbitration demand from one of its US-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $606 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the annual payment limit and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses. That insurer is currently withholding payments pending resolution of the matter. This payment delay accounts for $23.8 million of the insurance receivables at June 30, 2005.
     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. While Garlock and Anchor continue to be named as defendants in new actions, only a few allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.
     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at June 30, 2005, for $252.9 million, which is comprised of $93.9 million for advanced-stage cases and settled claims (inclusive of $8.1 million of accrued legal fees), and $159.0 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what we believe to be reasonably possible.

     Our outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. We received an initial opinion from Bates White dated February 17, 2005, which was updated on July 20, 2005, stating that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s non-malignant claims over the next four years and for Garlock’s cancer claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $244.4 million to $352.8 million.”
     We have adopted the range predicted by our expert; however, we note that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $198 million to $537 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond four years for Garlock non-malignant claims and beyond ten years for Garlock cancer claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high-end of previous management estimates.
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

	As of and for the
	Six Months Ended
	June 30,
	2005	2004
(number of cases)
New Actions Filed During the Period (1)	8,400	11,800
Open Actions at Period—End (1)	123,200	141,800
(dollars in millions at period—end)
Estimated Amounts Recoverable from Insurance (2)	$482.7	$485.4
Estimated Liability for Settled Claims and Actions in Advanced Stages of Processing (3)	$93.9	$108.5
Estimated Liability for Early—Stage and Unasserted Cases (4)	$159.0	$155.0
(dollars in millions)
Payments (5)	$(83.8)	$(73.8)
Insurance Recoveries (5)	59.9	30.7

Net Cash Flows	$(23.9)	$(43.1)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 3,300 in the first half of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At June 30, 2005, the amount included $236.0 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. Also included at June 30, 2005, is $246.7 million representing amounts recoverable under insurance policies related to the estimated liability for settled claims, actions in advanced stages of processing, and for early-stage and unasserted claims. At June 30, 2005, we classified $106.0 million as a current asset and $376.7 million as a non-current asset in our condensed consolidated balance sheet.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing, whether or not an action has actually been filed with a court of competent jurisdiction. At June 30, 2005, we classified $81.7 million as a current liability and $12.2 million as a non-current liability in our condensed consolidated balance sheet.

(4)	We include an estimate of potential liabilities for early-stage cases and unasserted claims likely to be filed against Garlock in the future. The amount reflects the low end of an estimated range of potential liabilities, and we caution that future asbestos liabilities remain highly uncertain. We classified this amount as a non-current liability in our condensed consolidated balance sheet.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the six months ended June 30, 2005 and 2004, we added $17.1 million and $39.1 million, respectively, of the net cash flows to the asbestos insurance receivable in our condensed consolidated balance sheets, and we recorded $6.8 million and $4.0 million, respectively, as an expense in our condensed consolidated statements of operations. This expense relates primarily to uninsured legal fees and administrative costs net of recoveries from insolvent insurance carriers.
     New Filings. The number of new actions filed against our subsidiaries in 2004 was much lower than the number in 2003 (17,400 compared to 44,700), and the lowest for any twelve-month period since the early 1990s. As the chart shows, that trend continued in the first half of 2005 (8,400 new filings compared to 11,800 in the first half of 2004). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi and Texas, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of current year claims into past years, uncertainty about the potential for national asbestos reform legislation, and declining incidence of asbestos-related disease.
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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of June 30, 2005:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$16.8	July 2005	38.32 koruna/euro
Buy USD/sell Canadian dollar	10.1	July 2005 — Dec 2005	1.237 to 1.327 Canadian dollar/USD
Buy euro/sell USD	8.1	July 2005 — Feb 2008	1.208 to 1.314 USD/euro
Buy USD/sell euro	4.5	July 2005 — Dec 2005	1.221 to 1.236 USD/euro
Buy koruna/sell euro	1.1	July 2005 — Dec 2005	39.835 to 39.880 koruna/euro

	40.6
Option Contracts
Buy euro/sell USD	5.4	Jan 2006	1.305 USD/euro

	$46.0

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
     During the second quarter of 2005, we implemented an updated version of Oracle’s business system software at our Garlock facility in Palmyra, New York. We believe that the new Oracle business system software will strengthen our internal control over financial reporting; however, there can be no assurance that we will not have a material error in our financial statements. No other change has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2005.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	Units) Purchased	Paid per Share	Publicly Announced	Be Purchased Under the Plans
Period	(1)	(or Unit)	Plans or Programs (1)	or Programss (1)
April 1 — April 30, 2005	-0-	—	—	—
May 1 — May 31, 2005	-0-	—	—	—
June 1 — June 30, 2005	1,037	(2)	—	—
Total	1,037	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 1,037 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $28.93, the average price of the Company’s common stock on June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.
            Annual Meeting of Shareholders was held on May 10, 2005. The following sets forth the voting results on each of the matters voted upon at the meeting:
(a) Election of Directors

	No. of Votes	No. of Votes
Nominee	“For”	“Withheld”
J.P. Bolduc	17,879,505	1,132,901
Peter C. Browning	17,785,158	1,227,248
Joe T. Ford	17,805,406	1,207,000
James H. Hance, Jr.	18,108,324	904,082
Gordon D. Harnett	14,427,744	4,584,662
William R. Holland	18,043,015	969,391
Ernest F. Schaub	18,111,105	901,301
There were no broker non-votes with respect to the election of directors.
(b) Ratification of Independent Registered Public Accounting Firm for 2005

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
18,987,909	10,407	14,090	—
(c) Approval of the Amended and Restated 2002 Equity Compensation Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
13,871,286	1,913,801	35,906	3,191,413
Item 6. Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of August, 2005.

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