Form 10-Q
period 2005-09-30
ENPRO INDUSTRIES INC
filed 2005-11-09
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2005

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
Yes☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes☑            No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No☑
As of November 1, 2005, there were 21,248,921 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2005 and 2004
(In millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$199.6	$192.1	$631.5	$622.2

Operating costs and expenses:
Cost of sales	133.7	138.9	422.7	430.8
Selling, general and administrative expenses	44.4	44.6	141.1	138.9
Asbestos-related expenses	6.5	2.8	13.3	6.8
Restructuring and other costs	0.1	1.6	0.4	4.7
Loss on sale of assets, net	—	—	—	1.8

	184.7	187.9	577.5	583.0

Operating income	14.9	4.2	54.0	39.2
Interest expense	(2.3)	(2.3)	(6.8)	(6.9)
Interest income	0.6	0.6	2.1	1.4
Other income	2.4	11.2	14.9	11.0

Income before income taxes	15.6	13.7	64.2	44.7
Income tax expense	(5.6)	(3.6)	(23.1)	(14.8)

Net income	$10.0	$10.1	$41.1	$29.9

Basic earnings per share	$0.48	$0.49	$1.99	$1.46

Diluted earnings per share	$0.47	$0.47	$1.93	$1.41

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2005 and 2004
(In millions)

	2005	2004
OPERATING ACTIVITIES
Net income	$41.1	$29.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.9	17.8
Amortization	5.4	5.8
Deferred income taxes	13.2	5.1
Loss on sale of assets, net	—	1.8
Payments for asbestos-related claims, net of insurance proceeds	(16.7)	(16.5)
Change in assets and liabilities, net of effects of divestitures of businesses:
Receivables	(9.9)	(16.3)
Inventories	(10.5)	(5.7)
Accounts payable	(4.2)	3.2
Other current assets and liabilities	(5.3)	(3.3)
Other non-current assets and liabilities	(0.9)	11.4

Net cash provided by operating activities	30.1	33.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.0)	(23.7)
Proceeds from sales of assets	0.3	9.6
Receipt (payment) in connection with acquisitions of businesses	(1.6)	0.3

Net cash used in investing activities	(20.3)	(13.8)

FINANCING ACTIVITIES
Repayments of debt	(0.1)	(5.4)
Proceeds from issuance of common stock	0.9	1.4
Receipt from (deposits into) restricted cash accounts	(41.7)	0.5
Other	1.3	—

Net cash used in financing activities	(39.6)	(3.5)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.6)

Net increase (decrease) in cash and cash equivalents	(31.2)	15.3
Cash and cash equivalents at beginning of year	108.0	94.7

Cash and cash equivalents at end of period	$76.8	$110.0

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share amounts)

	September 30,	December 31,
	2005	2004*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$76.8	$108.0
Accounts and notes receivable	121.0	115.8
Asbestos insurance receivable	105.3	109.9
Inventories	67.2	58.6
Other current assets	34.1	31.3

Total current assets	404.4	423.6
Property, plant and equipment	142.9	146.7
Goodwill	126.6	125.7
Intangible assets	63.3	67.3
Asbestos insurance receivable	384.3	336.2
Restricted cash	45.1	3.4
Other assets	71.9	78.1

Total assets	$1,238.5	$1,181.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$0.2
Accounts payable	49.1	55.5
Asbestos liability	83.3	74.0
Other accrued expenses	69.7	60.5

Total current liabilities	202.2	190.2
Long-term debt	164.6	164.6
Deferred income taxes	43.2	41.0
Retained liabilities of previously owned businesses	34.6	44.9
Environmental liabilities	31.0	32.2
Asbestos liability	176.9	159.4
Other liabilities	71.3	72.2

Total liabilities	723.8	704.5

Shareholders’ equity Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,997,517 shares in 2005 and 20,811,798 shares in 2004	0.2	0.2
Additional paid-in capital	415.8	411.6
Retained earnings	100.4	59.3
Accumulated other comprehensive income (loss)	(0.1)	7.0
Common stock held in treasury, at cost – 237,305 shares in 2005 and 240,655 shares in 2004	(1.6)	(1.6)

Total shareholders’ equity	514.7	476.5

Total liabilities and shareholders’ equity	$1,238.5	$1,181.0

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncement
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, heavy-duty wheel end components, metal polymer and composite bearings, air compressors, and heavy-duty, medium speed diesel and natural gas engines. The Company was incorporated on January 11, 2002, as a wholly-owned subsidiary of the Goodrich Corporation (“Goodrich”) in connection with Goodrich’s distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. This distribution took place on May 31, 2002.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the period presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2004.
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
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the obligation. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of this statement will have a significant impact on its results.
2. Other Income
     In conjunction with the closure of a plant in the early 1980s, Coltec Industries Inc (“Coltec”), which is now a wholly owned subsidiary of the Company, was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s consolidated balance sheets.
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. This topic is discussed further in Note 10, “Commitments and Contingencies” – Crucible Materials Corporation.
     During the quarter ended September 30, 2004, the Company received and recognized as other income approximately $10 million from one of its insurers to settle the Company’s claims for (1) reimbursement of past costs relating to certain environmental matters including fees incurred in pursuing the claim, and (2) estimated future claims for which the Company had previously booked reserves. Additionally, the Company recorded a $0.8 million reserve adjustment during the quarter ended June 30, 2004 based on a favorable legal settlement related to a previously divested business.
     The Company owns call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of Coltec’s 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options are derivative instruments and are carried at fair value in the Company’s consolidated balance sheets. Changes in fair value are reflected in income. During the quarter and nine months ended September 30, 2005, the Company recorded a $2.4 million and $3.9 million increase, respectively, in the fair value of these call options. During the quarter and nine months ended September 30, 2004, the Company recorded a $1.2 million and $0.2 million increase, respectively, in the fair value of these call options.
3. Comprehensive Income
     Total comprehensive income consisted of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Net income	$10.0	$10.1	$41.1	$29.9
Unrealized translation adjustments	0.4	0.9	(7.1)	(2.5)
Changes in minimum pension liability	—	—	0.6	—
Net unrealized gains (losses) from cash flow hedges	(0.2)	(0.2)	(0.6)	1.1

Total comprehensive income	$10.2	$10.8	$34.0	$28.5

4. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$10.0	$10.1	$41.1	$29.9

Denominator:
Weighted-average shares — basic	20.7	20.5	20.7	20.5
Employee stock options	0.6	0.7	0.6	0.6

Weighted-average shares — diluted	21.3	21.2	21.3	21.1

Earnings per share:
Basic	$0.48	$0.49	$1.99	$1.46

Diluted	$0.47	$0.47	$1.93	$1.41

5. Stock-Based Compensation
     Prior to 2005, the Company accounted for stock-based compensation plans using the intrinsic value method. Required pro forma information regarding net income and earnings per share for 2004 has been determined as if the Company had accounted for its employee stock-based compensation plans under the fair value method. As a result of adopting SFAS 123R, the Company recognized $1.9 million of share-based expense during the nine months ended September 30, 2005. The Company would have recognized $2.7 million during the same period had SFAS 123R not been adopted.
     For purposes of the required pro forma disclosures, the estimated fair value of the stock options has been amortized to expense over the vesting period of the options. The Company’s pro forma information for the quarter and nine months ended September 30, 2004, is as follows:

	Quarter Ended	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
(in millions, except per share amounts)
Net income:
As reported	$10.1	$29.9
Add: stock-based employee compensation expense included in reported net income, net of tax	0.3	0.7
Deduct: stock-based employee compensation expense determined under fair value method, net of tax	(0.4)	(1.1)

Pro forma	$10.0	$29.5

Basic earnings per share:
As reported	$0.49	$1.46

Pro forma	$0.49	$1.44

Diluted earnings per share:
As reported	$0.47	$1.41

Pro forma	$0.47	$1.40

6. Inventories
     Inventories consisted of the following:

	As of	As of
	September 30,	December 31,
	2005	2004
	(in millions)
Finished products	$34.9	$37.4
Costs relating to long-term contracts and programs	30.8	28.2
Work in process	17.8	14.5
Raw materials and supplies	23.5	20.0

	107.0	100.1
Reserve to reduce certain inventories to LIFO basis	(14.7)	(14.1)
Progress payments	(25.1)	(27.4)

Total	$67.2	$58.6

7. Intangible Assets
     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2005		As of December 31, 2004
	Gross
	Carrying	Accumulated	Gross	Accumulated
	Amount	Amortization	Carrying Amount	Amortization
		(in millions)
Customer relationships	$32.7	$11.6	$32.7	$9.3
Existing technology	16.5	2.2	16.5	1.8
Trademarks	24.5	2.8	24.5	2.5
Other	10.7	4.5	10.6	3.4

	$84.4	$21.1	$84.3	$17.0

     The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of September 30, 2005 and December 31, 2004, and that are included in the table above.
     Amortization expense for the nine months ended September 30, 2005 and 2004 was $4.1 million and $4.1 million, respectively. Amortization expense for these intangible assets for 2005 through 2009 is estimated to be approximately $5 million per year.
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

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Sales
Sealing Products	$97.0	$91.7	$299.2	$283.6
Engineered Products	82.8	77.6	263.4	256.2
Engine Products and Services	20.1	23.1	70.1	83.3

	199.9	192.4	632.7	623.1
Intersegment sales	(0.3)	(0.3)	(1.2)	(0.9)

Total sales	$199.6	$192.1	$631.5	$622.2

Segment Profit
Sealing Products	$16.9	$13.2	$53.7	$45.8
Engineered Products	10.0	7.6	35.1	27.2
Engine Products and Services	0.9	(6.3)	1.9	(1.6)

Total segment profit	27.8	14.5	90.7	71.4

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Corporate expenses	(6.0)	(6.5)	(19.9)	(19.2)
Asbestos-related expenses	(6.5)	(2.8)	(13.3)	(6.8)
Loss on sale of assets, net	—	—	—	(1.8)
Interest expense, net	(1.7)	(1.7)	(4.7)	(5.5)
Other income, net	2.0	10.2	11.4	6.6

Income before income taxes	$15.6	$13.7	$64.2	$44.7

9. Pensions and Post-Retirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters and nine months ended September 30, 2005 and 2004, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Service cost	$1.9	$1.5	$0.2	$0.2
Interest cost	2.3	2.0	0.2	0.2
Expected return on plan assets	(2.4)	(2.0)	—	—
Amortization of prior service cost	0.7	0.6	—	—
Amortization of net loss	0.3	0.2	—	—

	$2.8	$2.3	$0.4	$0.4

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Service cost	$5.7	$4.8	$0.6	$0.6
Interest cost	6.9	6.3	0.6	0.5
Expected return on plan assets	(7.2)	(6.2)	—	—
Amortization of prior service cost	2.1	1.9	(0.1)	(0.1)
Amortization of net loss	0.9	0.5	0.1	—
Curtailment loss	—	1.2	—	—

	$8.4	$8.5	$1.2	$1.0

     The Company anticipates that there will be no required funding in 2005 of its U.S. defined benefit pension plans; however, it made a discretionary contribution of $5 million during the third quarter and plans to make a similarly sized discretionary contribution during the fourth quarter. The Company expects to make total contributions of approximately $2 million in 2005 to its foreign pension plans.

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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 19 sites at each of which the future costs are expected to exceed $100 thousand. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. Investigations have been completed for 14 sites and are in progress at the other five sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2005 and December 31, 2004, EnPro had accrued liabilities of $32.7 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.4 million each at September 30, 2005. Based on the valuation completed earlier this year, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11.0 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of

2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s consolidated balance sheet.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of September 30, 2005, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.2 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Balance at beginning of year	$3.4	$5.0
Charges (credits) to expense	2.5	(0.5)
Charges to the accrual	(2.3)	(1.6)

Balance at end of period	$3.6	$2.9

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

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 121,300 open cases at September 30, 2005, the Company is aware of only approximately 6,600 (5.4%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
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
     Recent Trial Results. During the first nine months of 2005, Garlock began ten trials. Three lawsuits in Philadelphia involving six plaintiffs, a Buffalo, New York lawsuit involving one mesothelioma plaintiff, and a New Jersey lawsuit all settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case in the second quarter of 2005, but this verdict was overturned by the judge in the third quarter of 2005, and a new trial has been granted. Another Texas lawsuit involving a plaintiff with mesothelioma settled during trial; however, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached.
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
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the periods of such appeals. As of September 30, 2005, the Company had $41.0 million of cash collateral relating to appeal bonds recorded as restricted cash in the consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and the Company believes that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are generally limited by agreement to an annual amount that is currently set at $86.4 million per year ($21.6 million per quarter). In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy, and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2004 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, $85.7 million in 2003, and $83.8 million in 2004. New commitments totaled $60.4 million for the first nine months of 2005. Because many of the commitments made in 1999, 2000, and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2005 will continue to include some amounts for those settlements, but those amounts will be smaller than in recent years.
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
     Insurance Coverage. As of September 30, 2005, Garlock had available $590 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $62 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has recovered approximately $5 million from insolvent carriers during the first nine months of 2005, bringing total insolvent collections from 2002 through September 2005 to $15 million. In October 2005, Garlock collected $4.4 million from an insolvent London-based carrier. The proceeds will reduce the amount of expense that the Company will record in the fourth quarter by $2.8 million and satisfy a $1.6 million receivable.
     Of the $590 million of collectible insurance and trust assets, the Company considers $508 million (86%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. The Company considers $82 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($69 million) or (b) with various other London market carriers ($13 million). Of the $590 million, $237 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. At September 30, 2005, the market value of the funds remaining in the trust was approximately $74.9 million.
     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005, Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. At September 30, 2005, the market value of the funds remaining in the trust was approximately $52.3 million.
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
     During the third quarter of 2005, the Company reached agreement with a U.S. carrier that is in receivership. Pursuant to this agreement, Garlock will receive $8 million by the end of the fourth quarter of 2005 in payment of an outstanding insurance receivable. Approximately $11 million of remaining nominal insurance coverage from this insolvent carrier will not be recovered.
     During the third quarter of 2005, the Company reached an agreement with an insolvent London-based carrier. Pursuant to this agreement, in October 2005, Garlock received the $4.4 million described earlier.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $590 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the annual payment limit and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses. That insurer is currently withholding payments pending resolution of the matter. This payment delay accounts for $30.3 million of the insurance receivables at September 30, 2005.
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
     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at September 30, 2005, for $260.2 million, which includes $96.2 million for advanced-stage cases and settled claims (inclusive of $7.2 million of accrued legal and other fees), and $164.0 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what the Company believes to be reasonably possible.
     The Company’s outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. The Company received an initial opinion from Bates White dated February 17, 2005, which is updated quarterly. The most recent update is dated October 6, 2005. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $253.1 million to $362.8 million.”
     The Company has adopted the range predicted by its expert; however, it notes that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $200 million to $622 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock economically driven non-malignant claims and beyond ten years for Garlock cancer claims and medically driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” The Company also notes that the predicted range does not include legal fees and expenses, which add considerably to the costs. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.

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
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that the Company expects Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
	Nine Months Ended
	September 30,
	2005	2004
Pending Cases
New actions filed during period (1)	11,000	15,400
Open actions at period-end (1)	121,300	142,000
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$589.5	$705.5
Insurance billed but not yet collected (net of liabilities not covered) (2)	$(229.4)	$(199.3)
Estimated liability for settled and advanced stage cases (3)	$(96.2)	$(100.8)
Estimated liability for early-stage and unasserted cases (4)	$(164.0)	$(148.2)

Remaining solvent insurance	$99.9	$257.2

Cash Flow (dollars in millions)
Payments (5)	$(107.3)	$(97.6)
Insurance recoveries (5)	77.3	74.3

Net cash flow	$(30.0)	$(23.3)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 4,100 in the first nine months of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At September 30, 2005, the amount included $236.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. A reserve of $7.2 million has been established for asbestos liabilities not recoverable from insurance.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (inclusive of $7.2 million of accrued legal and other fees at September 30, 2005), whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2005, the Company classified $83.3 million as a current liability and $12.9 million as a non-current liability in its consolidated balance sheet.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of the range, less the amount allocated to settled claims and actions in advanced stages. The Company classified this amount as a non-current liability in its consolidated balance sheet.
(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2005, and 2004, the Company added $16.7 million and $16.5 million, respectively, of the net cash flows to the asbestos insurance receivable in the consolidated balance sheets, and the Company recorded $13.3 million and $6.8 million, respectively, as an expense in its consolidated statements of operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.
11. Subsequent Events
     Sale of Debentures
     On October 26, 2005, the Company sold $172.5 million in aggregate principal amount of 3.9375% convertible senior debentures due 2015. The sale was effected pursuant to the terms of a purchase agreement with certain initial purchasers, who received a discount of 2.75%. The debentures were sold to subsequent purchasers for cash at 100% and accrue interest from October 26, 2005.
     The debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The debentures will mature on October 15, 2015 unless they are converted, or the Company repurchases them, prior to that date.
     Holders may convert the debentures into cash and shares of the Company’s common stock, if any, only under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of approximately $33.79 per share. The debentures may be converted under the following circumstances:
•	during any fiscal quarter commencing after December 31, 2005 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter was 130% or more of the then current conversion price per share of common stock on that 30th trading day;

•	during the five business day period after any five consecutive trading-day period (which is referred to as the “measurement period”) in which the trading price per debenture for each day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate for the debentures;

•	on or after September 15, 2015;

•	upon the occurrence of specified corporate transactions; or

•	in connection with a transaction or event constituting a “change of control,” as defined.
     Upon conversion of any debentures, the principal amount would be settled in cash. Specifically, in connection with any conversion, the Company will satisfy its obligation by delivering to holders, in respect of each $1,000 aggregate principal amount of debentures being converted:
•	cash equal to the lesser of $1,000 or the Conversion Value, and

•	to the extent the Conversion Value exceeds $1,000, a number of shares equal to the sum of, for each day of the Cash Settlement Period (defined below), (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of the Company’s common stock for such date and (B) $1,000, divided by (2) the closing price of the Company’s common stock for such day.
     “Conversion Value” means the product of (1) the conversion rate in effect (plus any additional shares as an adjustment upon a change of control) and (2) the average of the closing prices of the Company’s common stock for the 20 consecutive trading days beginning on the second trading day after the conversion date for those debentures (the “Cash Settlement Period”).
     The Company used a portion of the net proceeds from the sale of the debentures to enter into convertible debenture hedge and warrant transactions, which are expected to reduce potential dilution to its common stock from conversion of the debentures by increasing the effective conversion price to $46.78. According to current accounting guidelines, the Company will treat the conversion option effect on earnings per share using the treasury stock equivalent method if and when the Company’s stock price exceeds the initial conversion price of approximately $33.79 per share. The entry into the hedge and warrant transactions will have the effect of decreasing the Company’s total shareholders’ equity by approximately $5.4 million. Total shareholders’ equity is impacted by the net cost of the hedge and warrant transactions, offset by an anticipated tax benefit. Future tax benefits are subject to various risks and uncertainties, including changes in the applicable provisions of the income tax code and regulations.
     In addition, the Company intends to use a substantial portion of the net proceeds from the sale of the debentures, together with available cash, to redeem Coltec’s TIDES. On October 27, 2005, the Company gave notice to the holders of the TIDES that this redemption will occur on November 28, 2005. The aggregate redemption price of all outstanding TIDES, including TIDES held by Coltec, is $149,973,950, plus accrued interest. In connection with the redemption of the TIDES, the Company intends to terminate its call options on Goodrich common stock.
     In connection with the Company’s issuance of the debentures, its primary U.S. subsidiaries entered into a new amendment to their senior secured revolving credit facility. This amendment permitted the Company to incur up to $172.5 million in debt under the debentures, so long as a portion of the proceeds of the debentures is used, together with cash on hand, to pay in full all amounts owing under the TIDES. The amendment also permits the Company’s subsidiaries to make distributions to it to pay interest on the debentures unless a default or event of default exists under the facility, and permits prepayments of the debentures or distributions from its subsidiaries to it to make principal payments or payments upon conversion of the debentures unless (i) a default or event of default exists under the facility, or (ii) the amount of the borrowing base under the facility, less the amount of outstanding borrowings under the facility, is less than $30 million.
     Sale of Facility
     On October 26, 2005, the Company sold a facility occupied by its former Colt Firearms subsidiary. The Company had leased the facility to Colt Firearms since its divestiture of Colt Firearms in 1990. Net proceeds from the sale were approximately $6 million.
     Recovery from Insolvent Insurance Carrier
     During the third quarter of 2005, the Company reached an agreement with an insolvent London based carrier. Pursuant to this agreement, Garlock received $4.4 million in October of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2004.
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
     Outlook. We expect sales to increase compared to 2004, primarily due to increased demand in selected markets, price improvements in various product lines, and new product introductions. The increase in volumes, price improvements, and the benefits of our TCV and restructuring initiatives are expected to result in improved operating margins and increased profitability in 2005.

     We anticipate net cash flows from operating activities in 2005 will benefit from lower net asbestos payments and improved operating income. Capital spending in 2005 is expected to be comparable to 2004 levels as a result of our strategy to improve manufacturing efficiency and a continued focus on new product development. Cash used by financing activities has increased in 2005, and we anticipate that it will remain higher than in 2004 as a result of cash collateral required to secure bonds associated with several adverse asbestos verdicts. We are appealing these verdicts. The collateral requirements will restrict the use of the cash during the periods of such appeals.
     See our discussion regarding “– Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.
Results of Operations — Third Quarter of 2005 Compared to the Third Quarter of 2004
     Sales of $199.6 million in the third quarter of 2005 increased 4% from $192.1 million in the comparable period of 2004. Revenue in 2005 benefited from increased demand in a majority of the U.S. industrial markets, higher shipments to the heavy-duty truck market, and selected price increases at several business units. Fewer U.S. Navy engine shipments in the engine products and services segment negatively impacted sales in 2005, when compared to 2004.
     Segment profit for the quarter increased 92% from $14.5 million in 2004 to $27.8 million in 2005. Segment profit in 2004 was negatively impacted by a $7.5 million loss contract reserve established for cost overruns on several engine programs at Fairbanks Morse Engine. Additionally, segment profits in 2004 were impacted by $1.6 million of restructuring expense, compared to $0.1 million in 2005. Higher volumes, a more favorable product mix and selected price increases favorably impacted segment profit in 2005. Cost reductions from our TCV initiatives and restructuring activities partially offset higher material costs and energy related expenses. Segment margins in the third quarter of 2005 were 13.9%, compared to 7.5% in the comparable quarter of 2004.
     Corporate expenses in the third quarter of 2005 were $6.0 million, compared to $6.5 million in 2004. Asbestos expenses increased from $2.8 million in the third quarter of 2004 to $6.5 million in 2005 due to higher legal fees associated with trial defense and appellate activities.
     In 2005, we recognized a $2.4 million gain on the fair value of our call options on Goodrich common stock compared to a $1.2 million gain in the third quarter of 2004. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income. Changes in the fair value of the call options do not affect cash flows. We use the call options to protect against the risk that Coltec’s 5 1/4% Convertible Preferred Securities — Term Income Deferred Equity Securities (“TIDES”), which are convertible into Goodrich and EnPro common stock, could exceed their aggregate liquidation value if converted. For information about our notice of redemption of the TIDES, and our intention to terminate the call options, see “— Subsequent Events” below.
     Results in 2004 benefited from the receipt and recognition of approximately $10 million from an insurer to settle our claims for (1) reimbursement of past costs relating to certain environmental matters including fees incurred in pursing the claim, and (2) estimated future claims for which we had previously booked reserves.
     Our effective tax rate in the third quarter of 2005 was 36.0%, compared to 26.3% in 2004. The rate in 2004 benefited from the reversal of a previously established accrual of $1.5 million that was no longer necessary.

     Net income was $10.0 million, or $0.47 per share, in 2005 compared to $10.1 million, or $0.47 per share, in 2004. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $97.0 million in 2005 were 6% higher than the $91.7 million reported in the same quarter of 2004. Sales at Garlock Sealing Technologies increased due to stronger demand in the upstream oil and gas production industries, higher shipments to the power generation and mining markets, higher volume in the European markets, as well as selected price increases across several product lines. Sales at Stemco increased as original equipment demand in the heavy-duty truck market continued to exceed the prior year requirements.
     Segment profit increased 28% from $13.2 million in 2004 to $16.9 million in 2005. Profits at Garlock Sealing Technologies benefited from selected price increases, higher volumes in several markets, and cost reduction initiatives. Higher volumes and price increases at Stemco resulted in higher profits in 2005. Selected price increases and improved manufacturing efficiencies at Garlock Rubber Technologies favorably impacted 2005 profits. Operating margins for the segment for 2005 were 17.4%, compared to 14.4% in the comparable quarter of 2004.
     Engineered Products. Sales in 2005 increased 7% from $77.6 million in the third quarter of 2004 to $82.8 million in 2005. Industrial requirements for compressors and aftermarket parts resulted in higher revenue at Quincy for the quarter. Sales at France Compressor Products were higher in 2005 due to increased demand across most of its markets. GGB sales were flat in 2005, when compared to 2004, as a result of soft demand in the European industrial markets, offset by higher shipments and price increases in the North and South American markets.
     In 2005, segment profit increased 32% from $7.6 million in 2004 to $10.0 million in 2005. Segment profits in 2004 include $1.5 million of restructuring expenses, while 2005 results were not impacted by restructuring expenses. Profits at Quincy benefited from an increase in volume, a more favorable product mix and selected price increases. Lower restructuring expenses at France Compressor Products in 2005 resulted in higher profits when compared to 2004. Profits at GGB were negatively impacted by lower volumes and an unfavorable product mix in Europe, as well as higher expenses associated with the new Slovakian manufacturing site. Operating margins for the segment were 12.1% in 2005, compared to 9.8% in 2004.
     Engine Products and Services. Sales in 2005 were $20.1 million, compared to $23.1 million in 2004. Lower engine shipments associated with U.S. Navy shipbuilding programs contributed to the decrease in revenue during the third quarter of 2005. This decrease was partially offset by higher parts and service revenue.
     The segment reported a profit of $0.9 million in 2005 compared to a loss of $6.3 million in 2004. During the third quarter of 2004, we recorded a $7.5 million loss provision associated with cost overruns on several engine manufacturing programs.
Results of Operations — Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Sales increased 1% from $622.2 million in 2004 to $631.5 million in 2005. Sales in 2005 were favorably impacted by increased demand in the heavy-duty truck market, increased requirements in the industrial markets served by Quincy Compressor and France Compressor Products, higher demand in the North American industrial bearing and seal markets, as well as selected price increases. This increase was partially offset by lower sales in the engine products and services segment due to fewer engine shipments to the U.S. Navy. The divesture of our Haber Tool and Sterling Die operations, which were sold in 2004, contributed $11.0 million in sales during the first nine months of 2004.
     Segment profit increased 27% from $71.4 million in 2004 to $90.7 million in 2005. Segment profit in 2005 benefited from higher volumes in the sealing products and engineered products segments, selected price increases, and cost reductions associated with our TCV and restructuring initiatives. In 2005 and 2004, we established contract loss provisions of $3.5 million and $7.5 million, respectively, at Fairbanks Morse Engine for estimated cost over-runs on several engine manufacturing programs. Segment profits in 2004 included $4.7 million of restructuring expenses, compared to $0.4 million in 2005. Segment margins in 2005 were 14.4%, compared to 11.5% in 2004.
     Corporate expenses were $19.9 million in 2005 compared to $19.2 million in 2004. The increase was primarily due to Sarbanes-Oxley compliance and benefit-related expenses.
     Asbestos expenses in 2005 were $13.3 million, compared to $6.8 million in 2004. The increase was due to higher legal fees associated with trial defense and appellate activities.
     Operating income in 2004 was negatively impacted by a $3.3 million loss on the divestitures of the Sterling Die and Haber Tool businesses in 2004, partially offset by a $1.5 million gain on the sale of a building in connection with the relocation of an operation to a new facility. The effect of these transactions is included in loss on sale of assets, net.
     Results of operations in 2005 benefited from the receipt of an $11.0 million cash distribution associated with excess assets in a trust that was established for a divested business. Results of operations in 2004 include the receipt and recognition of $10.0 million from an insurer to settle our claims for (1) reimbursement of past costs relating to certain environmental matters including fees incurred in pursing the claim, and (2) estimated future claims for which we had previously booked reserves.
     In 2004, we recorded a $0.2 million gain in the fair value of our call options on Goodrich common stock while the gain recognized on these options was $3.9 million in 2005. The call options are derivative instruments and are carried at fair value with changes in the fair value reflected in income.
     Net income was $41.1 million, or $1.93 per share, in 2005 compared to $29.9 million, or $1.41 per share, in 2004. Earnings per share are expressed on a diluted basis.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, and debt repayments are funded from cash generated from operations. The Company has additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $30.1 million and $33.2 million of cash during the nine months ending September 30, 2005 and 2004, respectively. Working capital in 2005 increased by $29.9 million compared to an increase of $22.1 million in 2004. The increase in working capital was the result of higher activity in our markets. Payments for asbestos-related claims net of insurance were $16.7 million for the nine months ending September 30, 2005, compared to $16.5 million in 2004.
     Investing activities used $20.3 million of cash in 2005, compared to $13.8 million in 2004. Capital expenditures in 2005 were $19.0 million, compared to $23.7 million in 2004. In 2005, we paid $1.6 million to purchase the minority interest of a shareholder in one of our foreign businesses. In 2004, we received payments of $9.6 million relating to the divesture of certain business units and the sale of a building that was no longer required as a result of our restructuring initiatives.
     Financing activities used $39.6 million of cash in 2005, compared to $3.5 million in 2004. The increase in 2005 was primarily due to the posting of cash collateral required to secure bonds associated with adverse asbestos verdicts that we are appealing. We are required to provide cash collateral to secure the full amount of the bonds, which will restrict the use of the cash during the periods of such appeals.
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
     We have recently issued $172.5 million in aggregate principal amount of 3.9375% convertible subordinated debentures due 2015. We expect to use a substantial portion of the net proceeds from this issuance to redeem Coltec’s TIDES. In connection with that redemption, we also expect to terminate the call options. For more information, see “– Subsequent Events” below.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party or are otherwise involved at 19 sites at each of which the future costs are expected to exceed $100 thousand. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. Investigations have been completed for 14 sites and are in progress at the other five sites. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2005 and December 31, 2004, EnPro had accrued liabilities of $32.7 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the consolidated financial statements have been recorded on an undiscounted basis.
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
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our consolidated balance sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. The trust assets and a corresponding liability of the Back-Up Trust are reflected on our consolidated balance sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.4 million each at September 30, 2005. Based on the valuation completed earlier this year, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our consolidated balance sheet.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our consolidated balance sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of September 30, 2005, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.2 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our consolidated balance sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 121,300 open cases at September 30, 2005, we are aware of only approximately 6,600 (5.4%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
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

     Recent Trial Results. During the first nine months of 2005, Garlock began ten trials. Three lawsuits in Philadelphia involving six plaintiffs, a Buffalo, New York lawsuit involving one mesothelioma plaintiff, and a New Jersey lawsuit all settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case in the second quarter of 2005, but this verdict was overturned by the judge in the third quarter of 2005 and a new trial has been granted. Another Texas lawsuit involving a plaintiff with mesothelioma settled during trial; however, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached.
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
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the periods of such appeals. As of September 30, 2005, we had $41.0 million of cash collateral relating to appeal bonds recorded as restricted cash in the consolidated balance sheet. The length of time for appeals can vary, and could be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and we believe that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance, which are generally limited by agreement to an annual amount that is currently set at $86.4 million per year ($21.6 million per quarter). In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2004 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. In fact, Garlock reduced new settlement commitments from $180 million in 2000, to $94 million in 2001, $86.1 million in 2002, $85.7 million in 2003, and $83.8 million in 2004. New commitments totaled $60.4 million for the first nine months of 2005. Because many of the commitments made in 1999, 2000 and early 2001 are being paid over a number of years, the settlement amounts that Garlock will pay in 2005 will continue to include some amounts for those settlements, but those amounts will be smaller than in recent years.
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
     Insurance Coverage. As of September 30, 2005, Garlock had available $590 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $62 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has recovered approximately $5 million from insolvent carriers during the first nine months of 2005, bringing total insolvent collections from 2002 through September 2005 to $15 million. In October 2005, Garlock collected $4.4 million from an insolvent London-based carrier. The proceeds will reduce the amount of expense that we will record in the fourth quarter by $2.8 million and satisfy a $1.6 million receivable.
     Of the $590 million of collectible insurance and trust assets, we consider $508 million (86%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, (b) in the Equitas trust, or (c) in the London trust. We consider $82 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($69 million) or (b) with various other London market carriers ($13 million). Of the $590 million, $237 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.
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
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay the Equitas share of future claims and the trust is billed monthly for that share, just as Equitas was billed. At September 30, 2005, the market value of the funds remaining in the trust was approximately $74.9 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005 Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay the London carriers’ share of future claims and the trust is billed monthly for that share, just as the carriers were billed. At September 30, 2005, the market value of the funds remaining in the trust was approximately $52.3 million.
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
     During the third quarter of 2005, we reached agreement with a U.S. carrier that is in receivership. Pursuant to this agreement, Garlock will receive $8 million by the end of the fourth quarter of 2005 in payment of an outstanding insurance receivable. Approximately $11 million of remaining nominal insurance coverage from this insolvent carrier will not be recovered.
     During the third quarter of 2005, we reached an agreement with an insolvent London-based carrier. Pursuant to this agreement, in October 2005, Garlock received the $4.4 million described earlier.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $590 million remaining collectible coverage. In addition, Garlock is in discussions with another significant U.S. insurer about the terms of the annual payment limit and the proper interpretation of provisions in the insurer’s policies relating to legal fees and expenses. That insurer is currently withholding payments pending resolution of the matter. This payment delay accounts for $30.3 million of the insurance receivables at September 30, 2005.
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
     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at September 30, 2005, for $260.2 million, which includes $96.2 million for advanced-stage cases and settled claims (inclusive of $7.2 million of accrued legal and other fees), and $164.0 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what we believe to be reasonably possible.
     Our outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. We received an initial opinion from Bates White dated February 17, 2005, which is updated quarterly. The most recent update is dated October 6, 2005. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $253.1 million to $362.8 million.”
     We have adopted the range predicted by our expert; however, we note that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $200 million to $622 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock economically driven non-malignant claims and beyond ten years for Garlock cancer claims and medically driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” We also note that the predicted range does not include legal fees and expenses, which add considerably to the costs. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.
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
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that we expect Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
	Nine Months Ended
	September 30,
	2005	2004
Pending Cases
New actions filed during period (1)	11,000	15,400
Open actions at period-end (1)	121,300	142,000
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$589.5	$705.5
Insurance billed but not yet collected (net of liabilities not covered) (2)	$(229.4)	$(199.3)
Estimated liability for settled and advanced stage cases (3)	$(96.2)	$(100.8)
Estimated liability for early-stage and unasserted cases (4)	$(164.0)	$(148.2)

Remaining solvent insurance	$99.9	$257.2

Cash Flow (dollars in millions)
Payments (5)	$(107.3)	$(97.6)
Insurance recoveries (5)	77.3	74.3

Net cash flow	$(30.0)	$(23.3)

(1)	Consists only of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 4,100 in the first nine months of 2005; 7,300 in 2004; 10,300 in 2003; and 15,600 in 2002) are not included.

(2)	At September 30, 2005, the amount included $236.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance agreement, but also due to some delinquent insurance payments. A reserve of $7.2 million has been established for asbestos liabilities not recoverable from insurance.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (inclusive of $7.2 million of accrued legal and other fees at September 30, 2005), whether or not an action has actually been filed with a court of competent jurisdiction. At September 30, 2005, we classified $83.3 million as a current liability and $12.9 million as a non-current liability in our consolidated balance sheet.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of the range, less the amount allocated to settled claims and actions in advanced stages. We classified this amount as a non-current liability in our consolidated balance sheet. We caution that future asbestos liabilities remain highly uncertain.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the nine months ended September 30, 2005 and 2004, we added $16.7 million and $16.5 million, respectively, of the net cash flows to the asbestos insurance receivable in our consolidated balance sheets, and we recorded $13.3 million and $6.8 million, respectively, as an expense in our consolidated statements of operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.
     New Filings. The number of new actions filed against our subsidiaries in 2004 was much lower than the number in 2003 (17,400 compared to 44,700), and the lowest for any twelve-month period since the early 1990s. As the chart shows, that trend continued in the first nine months of 2005 (11,000 new filings compared to 15,400 in the first nine months of 2004). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of current year claims into past years, uncertainty about the potential for national asbestos reform legislation, and declining incidence of asbestos-related disease.
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
Subsequent Events
     Sale of Debentures
     On October 26, 2005, we sold $172.5 million in aggregate principal amount of 3.9375% convertible senior debentures due 2015. The sale was effected pursuant to the terms of a purchase agreement with certain initial purchasers, who received a discount of 2.75%. The debentures were sold to subsequent purchasers for cash at 100% and accrue interest from October 26, 2005.
     The debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The debentures will mature on October 15, 2015 unless they are converted, or we repurchase them, prior to that date.
     Holders may convert the debentures into cash and shares of our common stock, if any, only under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of approximately $33.79 per share. The debentures may be converted under the following circumstances:
•	during any fiscal quarter commencing after December 31, 2005 (and only during such fiscal quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter was 130% or more of the then current conversion price per share of common stock on that 30th trading day;

•	during the five business day period after any five consecutive trading-day period (which is referred to as the “measurement period”) in which the trading price per debenture for each day of the measurement period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate for the debentures;

•	on or after September 15, 2015;

•	upon the occurrence of specified corporate transactions; or

•	in connection with a transaction or event constituting a “change of control,” as defined.
     Upon conversion of any debentures, the principal amount would be settled in cash. Specifically, in connection with any conversion, we will satisfy our obligation by delivering to holders, in respect of each $1,000 aggregate principal amount of debentures being converted:
•	cash equal to the lesser of $1,000 or the Conversion Value, and

•	to the extent the Conversion Value exceeds $1,000, a number of shares equal to the sum of, for each day of the Cash Settlement Period (defined below), (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of our common stock for such date and (B) $1,000, divided by (2) the closing price of our common stock for such day.
     “Conversion Value” means the product of (1) the conversion rate in effect (plus any additional shares as an adjustment upon a change of control) and (2) the average of the closing prices of our common stock for the 20 consecutive trading days beginning on the second trading day after the conversion date for those debentures (the “Cash Settlement Period”).
     We used a portion of the net proceeds from the sale of the debentures to enter into convertible debenture hedge and warrant transactions, which are expected to reduce potential dilution to our common stock from conversion of the debentures by increasing the effective conversion price to $46.78. According to current accounting guidelines, we will treat the conversion option effect on earnings per share using the treasury stock equivalent method if and when our stock price exceeds the initial conversion price of approximately $33.79 per share. The entry into the hedge and warrant transactions will have the effect of decreasing our total shareholders’ equity by approximately $5.4 million. Total shareholders’ equity is impacted by the net cost of the hedge and warrant transactions, offset by an anticipated tax benefit. Future tax benefits are subject to various risks and uncertainties, including changes in the applicable provisions of the income tax code and regulations.
     In addition, we intend to use a substantial portion of the net proceeds from the sale of the debentures, together with available cash, to redeem Coltec’s TIDES. On October 27, 2005, we gave notice to the holders of the TIDES that this redemption will occur on November 28, 2005. The aggregate redemption price of all outstanding TIDES, including TIDES held by Coltec, is $149,973,950, plus accrued interest. In connection with the redemption of the TIDES, we intend to terminate our call options on Goodrich common stock.
     In connection with our issuance of the debentures, our primary U.S. subsidiaries entered into a new amendment to their senior secured revolving credit facility. This amendment permitted us to incur up to $172.5 million in debt under the debentures, so long as a portion of the proceeds of the debentures is used, together with cash on hand, to pay in full all amounts owing under the TIDES. The amendment also permits our subsidiaries to make distributions to us to pay interest on the debentures unless a default or event of default exists under the facility, and permits prepayments of the debentures or distributions from our subsidiaries to us to make principal payments or payments upon conversion of the debentures unless (i) a default or event of default exists under the facility, or (ii) the amount of the borrowing base under the facility, less the amount of outstanding borrowings under the facility, is less than $30 million.
     Sale of Facility
     On October 26, 2005, we sold a facility occupied by our former Colt Firearms subsidiary. We had leased the facility to Colt Firearms since our divestiture of Colt Firearms in 1990. Net proceeds from the sale were approximately $6 million.
     Recovery from Insolvent Insurance Carrier
     During the third quarter of 2005, we reached an agreement with an insolvent London-based carrier. Pursuant to this agreement, Garlock received $4.4 million in October of 2005.
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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts and option contracts as of September 30, 2005:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell euro	$24.4	Oct 2005 – Dec 2006	1.2105 to 1.235 USD/euro
Sell koruna/buy euro	17.2	Oct 2005	38.87 koruna/euro
Buy USD/sell Canadian dollar	11.8	Oct 2005 – Dec 2006	1.206 to 1.327 Canadian dollar/USD
Buy euro/sell USD	9.2	Oct 2005 – Feb 2008	1.207 to 1.312 USD/euro
Sell euro/buy Australian dollar	5.3	Oct 2005	1.594 Australian dollar/euro
Buy koruna/sell euro	4.3	Oct 2005 – Dec 2006	39.024 to 39.880 koruna/euro
Buy euro/sell pesos	1.5	Oct 2005	13.115 peso/euro
Buy USD/sell pounds	1.3	Jan 2006 – Dec 2006	1.745 USD/pounds

	75.0
Option Contracts
Buy euro/sell USD	5.4	Jan 2006	1.305 USD/euro

	$80.4

Subsequent Event
     On October 26, 2005, we used a portion of the net proceeds from the sale of our convertible subordinated debentures due 2015 to enter into convertible debenture hedge and warrant transactions. See “Subsequent Events” under Item 2 above.
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
     During the third quarter of 2005, we implemented a new financial consolidation software application from Hyperion called “Hyperion Financial Management.” Prior to the third quarter of 2005, we used Hyperion’s “Enterprise” financial consolidation software application. We believe this migration will strengthen our internal control over financial reporting; however, there can be no assurance that we will not have a material error in our financial statements. No other change has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2005.

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under the
	Shares (or Units)	Paid per Share (or	Announced Plans or	Plans or Programs
Period	Purchased (1)	Unit)	Programs (1)	(1)
July 1 — July 31, 2005	-0-	—	—	—
August 1 — August 31, 2005	-0-	—	—	—
September 1 — September 30, 2005	901	(2)	—	—
Total	901	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec, which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished the 901 shares to the rabbi trust in exchange for management and other services provided by the Company. The number of shares was calculated using a price of $33.32, the average price of the Company’s common stock on September 30, 2005.

Item 5. Other Information.
     In addition to its obligations under the Retirement Program for EnPro Industries, Inc. and Affiliated Companies (the “Pension Plan”) and the EnPro Industries, Inc. Defined Benefit Restoration Plan (the “Restoration Plan”), which pays benefits to employees otherwise payable from time to time under the Pension Plan that may be limited as a result of Sections 401(a)(17) and 415(b) of the Internal Revenue Code, the Company is currently obligated to four named executive officers (Ernest F. Schaub, William Dries, Richard L. Magee and Richard C. Driscoll) for supplemental retirement payments under a non-qualified Supplemental Executive Retirement Plan (the “SERP”) and for death benefits under death benefit agreements (the “Death Benefit Agreements”) providing benefits in the event the executive officer dies while employed by the Company. The SERP was put in place as part of the compensation packages developed to recruit these executives to the Company at the time of the Company’s spin-off from Goodrich Corporation, and the Death Benefits Agreements were put in place to provide benefits otherwise payable under the Restoration Plan and the SERP in the event of the executive officer’s death while employed by the Company. In order to fund its potential obligations to the executives under the Death Benefits Agreements, the Company purchased, in December 2002, life insurance policies on the executives covered by the agreements.
     In order to fulfill the commitments made to these executive officers and on the recommendation of the Company’s Compensation and Human Resources Committee and approval by the Board of Directors, on November 8, 2005, the Company entered into Supplemental Retirement and Death Benefits Agreements with the four executive officers relating to the retirement benefits payable under the Restoration Plan and the SERP. Each of the agreements provides for the delivery to the officer of:
•	a life insurance policy having a net cash value equal to the single sum present value of the officer’s aggregate accrued benefit under the Restoration Plan and the SERP as of December 1, 2005 in the case of Messrs. Schaub and Driscoll, and January 1, 2007 in the case of Messrs. Dries and Magee; and

•	each year thereafter, through termination of employment, a life insurance policy having a net cash value equal to the additional aggregate benefits accrued under the Restoration Plan and the SERP since the prior year.
     Delivery of these life insurance policies to the officers will be in lieu of any retirement benefits that the executive would have otherwise become entitled to receive under the Restoration Plan or the SERP. In addition, the amount of the death benefits payable to the officers’ beneficiaries under the Death Benefits Agreements will be reduced, dollar-for-dollar, by the amount of the death benefit provided under each policy distributed under the new agreements. The Company intends to use the life insurance policies previously purchased on these officers’ lives to deliver the benefits earned under the new agreements.
     As part of the agreements each executive will also receive, with each policy, a tax gross-up payment in cash in an amount sufficient to provide cash to the executive sufficient to pay all applicable federal and state taxes on the benefit payment represented by the policy. The Company has the right to delay delivery of any policy or related gross-up payment to the extent its deduction with respect to such payments otherwise would be limited or eliminated under Section 162(m) of the Internal Revenue Code. It is estimated that the value of the existing policies will be sufficient to fund the policies required under the new agreements and reimburse the Company for the tax gross-up payments.
     This description of the agreements is qualified in its entirety by the terms of the agreements, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 hereto and are incorporated herein by reference.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of November, 2005.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

10.1*	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Ernest F. Schaub

10.2*	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries

10.3*	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee

10.4*	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard C. Driscoll

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith