Form 10-K
period 2005-12-31
ENPRO INDUSTRIES, INC
filed 2006-03-07
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2005

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was $591,563,853. As of March 1, 2006, there were 21,719,675 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, dated March 22, 2006, for the 2006 annual meeting of shareholders to be held on April 28, 2006 are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.
PART I
ITEM 1. BUSINESS
     As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share. The terms “convertible debentures” and “debentures” mean the 3.9375% Convertible Senior Debentures due 2015 issued by the Company in October 2005.
Background
     We were incorporated under the laws of the state of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We have 29 primary manufacturing facilities located in the United States and eight countries outside the United States.
     Our sales by geographic region in 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(in millions)
United States	$485.6	$489.1	$438.7
Europe	212.1	211.6	180.2
Other	140.9	125.6	111.2

Total	$838.6	$826.3	$730.1

     We maintain an Internet website at www.enproindustries.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.
Operations
     We manage our business as three segments: a sealing products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an engineered products segment, which includes our metal polymer bearings, air compressor systems and vacuum pumps, and reciprocating compressor components; and an engine products and services segment, which manufactures heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and

Note 16 to our Consolidated Financial Statements. Item 7 and Note 16 contain information about sales and profits for each segment, and Note 16 contains information about each segment’s assets.
Sealing Products Segment
     Overview. Our sealing products segment designs, manufactures and sells sealing products, including sheet gaskets, metallic gaskets, rotary lip seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, PTFE products and industrial rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
     Products. Our sealing products segment includes the product lines described below, which are designed, manufactured and sold by Garlock Sealing Technologies, Stemco, Plastomer Technologies and Garlock Rubber Technologies.
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
     Rotary lip seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary lip seals are used in demanding applications in the steel industry, mining and pulp and paper processing under well-known brand names including Klozure® and Model 64®.
     Compression packing is used to provide sealing in pressurized, rotating applications such as pumps and valves. Major markets for compression packing products are the pulp and paper and chemical processing industries. Branded products for these markets include EVSP™ and Synthepak®.
     Resilient metal seals provide extremely tight sealing performance for highly demanding applications such as semiconductor fabrication facilities, specific chemical processing applications, nuclear power generation and race car engines. Branded products for these markets include Helicoflex® and Ultraflex™.
     Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek™, VCS™, Flowlock™ and PGE™.
     Stemco manufactures a variety of sealing products used by the heavy-duty trucking industry to improve the performance of wheel end systems and reduce fleet maintenance. Products for this market include hub oil seals, axle fasteners, hub caps, wheel bearings and mileage counters. We sell these sealing products under the Stemco®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Pro-Torq®, Sentinel®, and DataTrac® brand names.

     In addition, Plastomer Technologies manufactures PTFE specialty tape, formed PTFE products, and PTFE sheets and shapes. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft and fluid handling industries. Garlock Rubber Technologies manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Viblon™, Techflex® and HeatKing® brand names.
     Customers. Our sealing products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 40% of sales delivered to customers outside the United States in 2005. Representative customers include Saudi Aramco, Electricite de France, Queensland Alumina, Honeywell Corporation, Morgan Construction Company, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, AK Steel Corporation, Volvo Corporation, Wabash National Corporation, Great Dane, Mack Trucks, International Truck and PACCAR. In 2005, no single customer accounted for more than 3% of segment revenues.
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
     GGB produces self-lubricating, non-rolling, metal polymer and filament wound bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. GGB is a well recognized, leading brand name in this product area.

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
     Customers. Our engineered products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors that bring air expertise, customer dedication and Quincy Compressor products to their geographic area. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. France Compressor Products sells its products globally through a network of company salespersons, independent sales representatives and distributors. In 2005, no single customer accounted for more than 3% of segment revenues.
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
     Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers. Quincy Compressor’s primary raw materials are iron castings. Components used by Quincy Compressor are motors, coolers and accessories such as air dryers, filters and electronic controls. France Compressor Products’ major raw material purchases include PTFE, Peek (Polyetherertherketone), compound additives, cast iron, steel and stainless steel bar stock. We believe that all of these raw materials and components are readily available from various suppliers.
Engine Products and Services Segment
     Overview. Our engine products and services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market our products and services under the Fairbanks Morse Engine® brand name.

     Products. Our engine products and services segment manufactures under license heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The reciprocating engines range in size from 1,050 to 31,970 horsepower and from five to 20 cylinders. The government and the general industrial market for marine propulsion, power generation, and pump and compressor applications use these products. We have been building engines for over 110 years under the Fairbanks Morse Engine® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Additionally, we have been the U.S. Navy’s supplier of choice for medium-speed diesel engines and have supplied engines to the U.S. Navy for over 60 years.
     Customers. Our engine products and services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrup Grumman, General Dynamics, the U.S. Navy, the U.S. Coast Guard and Exelon. In 2005, the largest customer accounted for approximately 20% of segment revenues.
     Competition. Major competitors for our engine products and services segment include MTU, Caterpillar Inc. and Wartsila Corporation. Price, delivery time, and engine efficiency relating to fuel consumption and emissions drive competition.
     Raw Materials and Components. Our engine products and services segment purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining into engines. In addition, we buy a considerable amount of precision-machined engine components. We believe that all of these raw materials and components are readily available from various suppliers.
Research and Development
     We refer to our research and development efforts as our “EnNovation” program. The goal is to strengthen our product portfolios for traditional markets while simultaneously creating distinctive and breakthrough products. “EnNovation” incorporates a process to move product innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities aimed at business growth. An “EnNovation” steering team comprised of engineering and marketing leaders coordinates and oversees our new product development efforts.
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
Backlog
     At December 31, 2005, we had a backlog of orders valued at $212.6 million compared with $191.4 million at December 31, 2004. Approximately 31% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2006. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.

Quality Assurance
     We believe that product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis and coordinate measuring machines. We are also able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machinery. In addition, quality control tests are performed on all parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.
     As of December 31, 2005, 24 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO and/or TS certification. Ten of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
     We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have a pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use that is not patented. We do not consider our business as a whole to be materially dependent upon any particular patent, patent right, trademark, trade secret or license.
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
Employees and Labor Relations
     We currently have approximately 4,200 employees worldwide. Approximately 2,600 employees are located within the U.S. and approximately 1,600 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 29% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.
     We have collective bargaining agreements in place at five of our U.S. facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from November 2006 to February 2009. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements.
ITEM 1A. RISK FACTORS
     In addition to the risks stated elsewhere in this annual report, set forth below are certain risk factors that we believe are material. If any of these risks occur, our business, financial condition, results of operations, cash flows and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” or “continue,” the negative of those terms or other comparable terms. Those forward-looking statements are only predictions and can be adversely affected if any of these risks occur.
Risks Related to Our Business
Certain of our subsidiaries are defendants in asbestos litigation.
     The historical business operations of certain subsidiaries of Coltec Industries Inc, principally Garlock Sealing Technologies LLC and The Anchor Packing Company, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. Several risks and uncertainties may result in potential liabilities to us in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:
•	the potential for a large volume of future asbestos claims to the extent such claims are not covered by insurance because insurance coverage is, or will be, depleted;

•	the uncertainty of the per claim value of pending and potential future asbestos claims;

•	the timing of payout of claims relative to recoveries of amounts covered by insurance from our subsidiaries’ insurance carriers and limitations imposed on the amount that may be recovered in any given year;

•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;

•	an increase in litigation or other costs that are not covered by insurance;

•	the unavailability of any insurance for claims alleging first exposure to asbestos after July 1, 1984;

•	the unavailability of insurance coverage in the event of ongoing disputes with insurance carriers over the scope of insurance coverage;

•	the potential for asbestos exposure to extend beyond specific Coltec subsidiaries arising from corporate veil piercing efforts or other claims by asbestos plaintiffs;

•	bankruptcies of other defendants;

•	liquidity pressures in the event of large negative judgments against us resulting from any required payments not covered by insurance and any surety/appeal bonds (and related cash collateral) required in connection with appeals;

•	the impact of any federal legislation providing national asbestos litigation reform; and

•	the results of litigation and the efficacy of our litigation and settlement strategies.
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
     In addition, our estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is at the low end of a range of possible values. The actual liability could vary significantly from the estimate recorded in our financial statements.
     Because of the uncertainty as to the number and timing of potential future asbestos actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future (including significant bonds required by certain states while we appeal adverse verdicts), and the finite amount of insurance available for future payments, future asbestos actions could have a material adverse effect on our financial condition, results of operations and cash flows.
     For a further discussion of our asbestos exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies — Asbestos.”
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
     Our businesses rely on stable prices for energy, steel and other raw materials, the prices for which increased dramatically in 2005. While we have been successful in passing along a portion of these higher costs, there can be no assurance that we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier could adversely affect our business, financial condition, results of operations and cash flows.
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
     Under federal and state environmental laws, Coltec or one of its subsidiaries has been named as a potentially responsible party, or is otherwise involved, at 20 sites at each of which the costs to it are expected to exceed $100,000. Investigations have been completed or are near completion for 15 of these sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater contamination. We believe that any liability incurred for cleanup at these sites will be satisfied over a number of years, and, in some cases, the costs will be shared with other potentially responsible parties. However, unforeseen circumstances relating to these and other remediation projects could affect the timing or allocation of these liabilities or costs and our actual liabilities or costs relating to remediation projects could be significantly higher than anticipated.
     Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary damages. Specifically, we may potentially be subject to the liabilities related to the firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Moloney, another former Coltec operation. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations that relate to Coltec’s periods of ownership of those operations.
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
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2005, we derived approximately 42% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
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
     Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include, but are not limited to:
•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	payments related to asbestos litigation or annual costs related to asbestos litigation that are not covered by insurance or that exceed the annual limits in place with our insurance companies;

•	the timing of receipt of insurance proceeds;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in the U.S., Canada, Europe and other major regions in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the United States; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
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
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our convertible debentures.
     In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the debentures. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the debentures and the market price of our common stock.

Absence of dividends could reduce our attractiveness to investors.
     We have never declared or paid cash dividends on our common stock. Moreover, our current senior secured credit agreement restricts our ability to pay cash dividends on common stock. As a result, our common stock may be less attractive to certain investors than the stock of companies with a history of paying regular dividends.
Risks Related to Our Capital Structure
Our debt agreements impose limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.
     The agreements relating to the 7 1/2% senior notes due 2008 issued by Coltec impose limitations on our operations. We also have a $60 million senior secured revolving credit facility that imposes additional and, in some cases, more restrictive limitations, such as limitations on distributions, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to repurchase our convertible debentures at the option of the holder or upon a change of control or to pay the cash payable upon a conversion.
     Upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of tendered debentures or settlement of converted debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $60 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of interest on the debentures if a default or event of default exists under the facility and prohibits prepayments of the debentures or distributions from our subsidiaries to us to make principal payments or payments upon conversion of the debentures if a default or event of default exists under the facility or the amount of the borrowing base under the facility, less the amount of outstanding borrowings under the facility and letters of credit and reserves, is less than $30 million. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.
Risks Related to Our Spin-off from Goodrich Corporation
Coltec’s historical consolidated financial information may not be representative of our historical results as an independent company; therefore, it may not be reliable as an indicator of historical or future results.

     The historical consolidated financial information of our wholly owned subsidiary Coltec included in this report may not reflect what our financial condition, results of operations and cash flows would have been on a historical basis had we operated the EnPro business as an independent company during the period presented or what our financial condition, results of operations and cash flows will be in the future. This is because Coltec’s historical consolidated financial statements include allocations for services provided or procured by Goodrich. In addition, we have not made adjustments to Coltec’s historical consolidated financial information to reflect other changes that occurred in our cost structure, financing and operations as a result of the Distribution. Finally, as a result of the Distribution, Goodrich, not EnPro, owns the aerospace business reflected in Coltec’s historical consolidated financial information as a discontinued operation. Therefore, Coltec’s historical consolidated financial statements may not be indicative of our future performance as an independent company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We are headquartered in Charlotte, North Carolina and have 29 primary manufacturing facilities in ten states within the U.S. and eight countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	675,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Quincy, Illinois	Engineered Products	Owned	323,000
Bay Minette, Alabama	Engineered Products	Leased	143,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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
     We were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.
PART II
ITEM 5. REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.” As required by Section 3.03A.12(a) of the NYSE listing standards, EnPro filed with the NYSE the certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards.
     As of March 1, 2006, there were 6,069 holders of record of our common stock. The price range of our common stock from January 1, 2004 through December 31, 2005 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2005:
Fourth Quarter	$25.09	$34.53
Third Quarter	28.36	34.99
Second Quarter	22.34	29.25
First Quarter	25.60	29.68

	Low	High
	Sale Price	Sale Price
Fiscal 2004:
Fourth Quarter	$21.65	$30.15
Third Quarter	17.43	25.20
Second Quarter	17.86	23.55
First Quarter	14.05	20.17
     EnPro did not declare any cash dividends to its shareholders during 2005. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends” and Note 11 to our Consolidated Financial Statements.
     The following table sets forth all purchases made by or on behalf of EnPro or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2005.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or	Paid per Share	Publicly Announced	Purchased Under the
Period	Units) Purchased	(or Unit)	Plans or Programs (1)	Plans or Programs (1)
October 1 — October 31, 2005	—	—	—	—

November 1 — November 30, 2005	—	—	—	—

December 1 — December 31, 2005	3,841 (1)	$27.24 (2)	—	—

Total	3,841 (1)	$27.24 (2)	—	—

(1)	Of the number shown, we purchased 2,608 shares from Richard C. Driscoll on December 22, 2005. Mr. Driscoll used the net proceeds from the sale of these shares, an amount equal to $71,630, to pay the exercise price to acquire 13,000 shares pursuant to vested stock options. In addition, 1,233 of the shares were purchased by a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec, which is a wholly owned subsidiary of EnPro. We do not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	We purchased the 2,608 shares from Mr. Driscoll at a price of $27.46 per share, the average price of our common stock on December 21, 2005. Coltec furnished the 1,233 shares to the rabbi trust in exchange for management and other services provided by EnPro. The number of shares was calculated using a price of $26.78, the average price of EnPro’s common stock on January 3, 2006.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2005, 2004, 2003 and 2002 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are included elsewhere in this annual report. The historical consolidated financial information as of and for the year ended December 31, 2001 has been derived from, and should be read together with, Coltec’s audited Consolidated Financial Statements and the related notes.

     During the pre-Distribution period presented, Coltec completed a number of acquisitions and divestitures, some of which were significant. As a result, Coltec’s and our historical financial results for the periods presented may not be directly comparable. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(in millions, except per share data)
Statement of Operations Data:
Sales	$838.6	$826.3	$730.1	$710.4	$629.7
Income (loss) from continuing operations	$58.6	$33.8	$33.2	$(12.6)	$6.6

Balance Sheet Data:
Total assets (1)	$1,276.2	$1,181.0	$1,020.7	$955.3	$1,473.0
Long-term debt (including current portion) (2)	$185.2	$164.8	$170.2	$170.9	$314.6
Mandatorily redeemable convertible preferred securities of trust (“TIDES”) (2)	$—	$—	$—	$—	$150.0

Per Common Share Data — Diluted:
Income (loss) from continuing operations (3)	$2.75	$1.60	$1.61	$(0.62)	N/A

(1)	For years prior to 2005, the total assets reported in the table above contain immaterial errors relating to the translation of foreign currency denominated goodwill and other intangible assets. If the translation adjustments had been properly recorded, total assets would have been $1,213.2 million, $1,044.2 million, $962.6 million and $1,472.2 million for the years 2004, 2003, 2002 and 2001, respectively. There would have been no impact upon net income, earnings per share or cash flows for any of these periods due to the errors.

(2)	The TIDES were convertible primarily into the common stock of another registrant, i.e., Goodrich, and therefore, subsequent to 2001 were no longer deemed to be a convertible preferred security. The TIDES were classified as long-term debt subsequent to the Distribution. The TIDES were redeemed in 2005 using a substantial portion of the net proceeds from the sale of our convertible debentures, together with available cash.

(3)	Because our results were consolidated into the results of Goodrich prior to the Distribution, per share amounts do not apply to 2001.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.
     The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and operating results during the periods included in the accompanying audited Consolidated Financial Statements and the related notes. You should read the following discussion in conjunction with our audited Consolidated Financial Statements and the related notes, included elsewhere in this annual report.
Overview
     Overview. EnPro was incorporated on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products.
     Since the Distribution, we have focused on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.
     We believe these strategic initiatives will increase our organic sales growth, improve our gross profit margins, provide additional leverage over time through reduced manufacturing, selling and administrative expenses as a percent of revenue, increase our income from continuing operations, and provide the cash required to sustain and grow the Company.
     We manage our business as three segments: a sealing products segment, which includes our sealing products, heavy-duty wheel end components, PTFE products and rubber products; an engineered products segment, which includes our metal polymer bearings, air compressor systems and vacuum pumps, and reciprocating compressor components; and an engine products and services segment, which manufactures heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. Prior to our annual report for 2004, we reported our results of operations under two business segments, a sealing products segment and an engineered products segment. Our segment disclosures for prior periods have been reclassified to reflect the fact that our former engineered products segment has been classified into two segments, our engineered products segment and our engine products and services segment.
     Our sealing products segment designs, manufactures and sells sealing products, including sheet gaskets, metallic gaskets, critical service flange gaskets, rotary lip seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication.
     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products, air compressor systems and vacuum pumps, and reciprocating compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and general industrial markets.
     Our engine products and services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. Because we accrue an estimated liability for both pending and future claims likely to be paid during the next ten years, most of that insurance is already committed to claims. At the point where our insurance is fully committed, we will incur charges to income to cover additional future claims. However, these charges will not impact our future cash flows for asbestos-related claims above what they otherwise would have been.
Results of Operations

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Sales
Sealing Products	$392.9	$374.7	$333.0
Engineered Products	346.0	335.8	304.2
Engine Products and Services	101.1	116.9	94.4

	840.0	827.4	731.6
Intersegment sales	(1.4)	(1.1)	(1.5)

Total sales	$838.6	$826.3	$730.1

Segment Profit
Sealing Products	$66.1	$58.6	$48.7
Engineered Products	45.4	32.6	30.9
Engine Products and Services	5.9	0.9	8.0

Total segment profit	117.4	92.1	87.6

Corporate expenses	(25.5)	(26.8)	(22.5)
Asbestos-related expenses	(11.7)	(10.4)	(9.8)
Gain (loss) on sale of assets, net	5.8	(1.8)	2.5
Interest expense, net	(6.1)	(7.1)	(7.6)
Other income, net	12.2	4.9	0.7

Income before income taxes	92.1	50.9	50.9
Income tax expense	(33.5)	(17.1)	(17.7)

Net income	$58.6	$33.8	$33.2

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
     2005 Compared to 2004
     Sales increased to $838.6 million in 2005, compared to $826.3 million in 2004. Sales in 2005 were favorably impacted by strong demand in the heavy-duty truck market served by Stemco, increased requirements in the industrial markets served by Quincy Compressor and France Compressor Products, higher demand in the North American industrial bearing markets, and increased volumes in the upstream oil and gas markets, as well as price increases at most operations. These increases were partially offset by lower sales in the engine products and services segment due to fewer engine shipments to the U.S. Navy. The comparability of sales for the two periods is affected by the 2004 divestiture of our Haber Tool and Sterling Die operations, which contributed $11.0 million in sales in 2004.
     Segment profit increased by 27% in 2005 to $117.4 million, compared to $92.1 million in 2004. Volume increases at Stemco, strong demand at Quincy Compressor and France Compressor Products, and higher aftermarket and service revenue in the engine products and service segment favorably impacted the 2005 segment profit. Price increases and cost reduction initiatives implemented at most of our operations also contributed to higher profitability in 2005. The 2005 results were negatively impacted by a contract loss provision of $3.5 million at Fairbanks Morse Engine, while the 2004 results were adversely impacted by a $7.5 million contract loss provision for expected cost overruns on engine programs. In 2005, we incurred restructuring expense of $1.0 million, compared to $9.4 million in 2004. The 2005 expense was related to restructuring activities associated with a modernization project at our Garlock Sealing Technologies manufacturing facilities in Palmyra, New York. The 2004 restructuring expense was a result of the relocation and consolidation of facilities for a domestic operation and start-up costs associated with two new foreign facilities. Segment margins were 14.0% in 2005, compared to 11.1% in 2004.
     Net income of $58.6 million in 2005 was 73% higher than net income of $33.8 million in 2004. In addition to the increase in segment profit described above, net income was impacted by various other items, including:
     Corporate expenses decreased 5% to $25.5 million in 2005, compared to $26.8 million in 2004. The lower expense in 2005 was primarily due to a decrease in EnPro’s stock price and a corresponding decrease in expense for share-based compensation, and a decrease in consulting fees related to our compliance with the Sarbanes-Oxley Act of 2002.
     Asbestos-related expenses were $11.7 million in 2005, compared to $10.4 million in 2004. A significant increase in legal fees and defense costs associated with 2005 trial activities was largely offset by a net increase in recoveries from insolvent insurance carriers.
     In 2005, we recognized a gain of $5.8 million primarily associated with the sale of a building. In 2004, we recognized a loss of $3.7 million in connection with the divestiture of our Haber Tool and Sterling Die businesses, partially offset by a gain of $1.9 million primarily associated with the sale of a building.
     Net interest expense decreased from $7.1 million in 2004 to $6.1 million in 2005 primarily due to an increase in interest income associated with higher short-term interest rates in 2005.

     In 2005 we recognized other income of $11.0 million from a cash distribution of excess assets in a trust that was established for a divested business. For more information about the trust and the 2005 distribution, see the section entitled “Contingencies – Crucible Materials Corporation” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, in 2005 our results were favorably impacted by a $5.9 million reduction in liabilities due to the dismissal of product liability and indemnity lawsuits associated with a previously owned subsidiary. Our results in 2004 were favorably affected by $10.0 million we received from an insurer to settle our claims for reimbursement of past costs relating to certain environmental matters and estimated future claims.
     Our effective tax rate in 2005 was 36.3%, compared to 33.7% in 2004. The rate in 2004 benefited from the reversal of previously established foreign tax accruals that were no longer necessary.
     Following is a discussion of the 2005 operating results for each segment.
     Sealing Products. Sales increased 5% in 2005 to $392.9 million from $374.7 million in 2004. Foreign currency rates accounted for one percentage point of the increase in 2005. Sales at Stemco increased as original equipment demand in the heavy-duty truck market exceeded prior year requirements and aftermarket activity improved compared to 2004. Sales at Garlock Sealing Technologies were negatively impacted by the discontinuance of unprofitable product lines in North America and customer ordering delays associated with the impact of hurricanes in the Gulf Coast region. Unfavorable volumes at Garlock Sealing Technologies were largely offset by selected price increases across several product lines and stronger demand in the upstream oil and gas production industries. Plastomer Technologies experienced an increase in sales, when compared to 2004, due to higher volumes in Texolon products and specialty tapes, and selected price increases. Garlock Rubber Technologies’ sales increased in 2005 as a result of price increases implemented to offset higher raw material costs.
     Segment profit increased from $58.6 million in 2004 to $66.1 million in 2005, a 13% improvement on a year-over-year basis. Profits at Garlock Sealing Technologies benefited from selected price increases, higher volumes in several markets, product rationalization activities, and cost reduction initiatives. Higher volumes and price increases at Stemco resulted in higher profits in 2005. Selected price increases at Garlock Rubber Technologies favorably impacted 2005 profits. Plastomer Technologies benefited from a favorable product mix, price increases and cost reduction initiatives. Operating margins for the segment for 2005 were 16.8%, compared to 15.6% in 2004.
     Engineered Products. Sales in 2005 were 3% higher at $346.0 million, compared to $335.8 million in 2004. Foreign currency rates accounted for one percentage point of the increase in 2005. Increased industrial demand for compressors and aftermarket parts resulted in higher revenue at Quincy Compressor, while sales at France Compressor Products were higher in 2005 due to increased demand in its North American and European markets. GGB sales increased in 2005, when compared to 2004, as a result of higher shipments and price increases in the North and South American industrial markets. However, these favorable variances were partially offset by soft demand in the European industrial and automotive markets. The Haber Tool and Sterling Die operations, which we sold in 2004, contributed $11.0 million in sales in 2004.
     Segment profit increased to $45.4 million in 2005 from $32.6 million in 2004. Segment profits in 2004 included $8.5 million of restructuring expenses, while 2005 results were not impacted by restructuring expenses. Profits at Quincy benefited in 2005 from an increase in volume across most of its product lines, a more favorable product mix and selected price increases. Profits at GGB in 2005 were favorably impacted by lower restructuring expense and price increases, partially offset by lower volumes, an unfavorable product mix in Europe, and activities associated with the start-up of the new Slovakian manufacturing site. Lower restructuring expenses at France Compressor Products in 2005, as well as an increase in volume, resulted in higher profits when compared to 2004. Operating margins for the segment were 13.1% in 2005, compared to 9.7% in 2004.
     Engine Products and Services. Sales in 2005 were $101.1 million, compared to $116.9 million in 2004. Lower engine shipments associated with U.S. Navy shipbuilding programs contributed to the decrease in revenue during 2005. However, this decrease was partially offset by higher parts and service revenue.
     The segment reported a profit of $5.9 million in 2005, compared to a profit of $0.9 million in 2004. In 2005 we recorded a $3.5 million contract loss provision associated with several engine manufacturing programs, while a $7.5 million loss provision was established in 2004. In addition, higher aftermarket and service revenue in 2005 also contributed to the increase in segment profits. Operating margins for the segment in 2005 were 5.8%, compared to 0.8% in 2004.
     2004 Compared to 2003
     Sales increased 13% in 2004 to $826.3 million, compared to $730.1 million in 2003. Nearly every operation experienced an increase in volume, with several operations experiencing double-digit percentage increases. In addition to the higher volumes, the increase in the value of the euro, when compared to the dollar, accounted for approximately three percentage points of the increase in sales. This change favorably impacted revenue at the European operations of Garlock Sealing Technologies, GGB and France Compressor Products for the year.
     Segment profit was $92.1 million in 2004, which was a 5% improvement over the $87.6 million reported in 2003. Higher volumes at most operations, selected price increases, and the impact of stronger foreign currency rates had a favorable impact on segment profits. These improvements were partially offset by a less favorable product mix, increased raw materials prices, especially in metals, and higher energy costs. The 2004 results also include a loss of $7.5 million for expected cost overruns on engine programs at Fairbanks Morse Engine. Performance issues surrounding the production of new engine models and a weaker dollar, which increased the costs for engine components manufactured outside of the United States, required us to establish this provision. Additionally, we incurred restructuring and other expense of $9.4 million in 2004, compared to $2.6 million in 2003, primarily associated with activities at our France Compressor Products operations in the U.S. and the GGB operations in France. Segment margins were 11.1% in 2004, compared to 12.0% in 2003.
     Net income of $33.8 million in 2004 was higher than the reported net income of $33.2 million in 2003. Net income was impacted by the items discussed below:
     Corporate expenses increased to $26.8 million in 2004, compared to $22.5 million in 2003. The increase in 2004 was primarily due to the rise in EnPro’s stock price and the effect that had on stock-based compensation.
     Asbestos-related expenses were $10.4 million in 2004, compared to $9.8 million in 2003. Higher defense costs associated with an increase in trials and lower recoveries from insolvent insurance carriers in 2004 contributed to the increase.
     In 2004 we recognized a loss of $3.7 million in connection with the divestiture of our Haber Tool and Sterling Die businesses, partially offset by a gain of $1.9 million primarily associated with the sale of a building we no longer needed as a result of our restructuring initiatives. Results of operations in 2003 were favorably impacted by the combined gains of $2.5 million on the sale of two buildings.

     Net interest expense decreased from $7.6 million in 2003 to $7.1 million in 2004 due to the repayment of variable rate promissory notes and industrial revenue bonds.
     During 2004, we received $10.0 million from an insurer to settle our claims for (1) reimbursement of past costs relating to certain environmental matters, and (2) estimated future claims that had previously been reserved by us.
     Following is a discussion of the operating results for each segment.
     Sealing Products. Sales increased 13% in 2004 to $374.7 million from $333.0 million in 2003. Foreign currency rates accounted for four percentage points of this increase in 2004. Stemco experienced higher volumes as a result of improved aftermarket activity and higher OEM production order levels in the heavy-duty truck and trailer markets. Sales at Garlock Sealing Technologies increased in 2004 due to higher demand from the steel and nuclear industries, as well as increased shipments to the upstream oil and gas production industries as a result of the Pikotek acquisition. Garlock Rubber Technologies’ sales increased compared to 2003 as a result of higher demand in the conveyor belt market. Additionally, Plastomer Technologies experienced an increase in sales, when compared to 2003, due to higher demand for PTFE components and specialty tapes.
     Segment profit increased 20% to $58.6 million in 2004, compared to $48.7 million in 2003. This increase was primarily a result of volume gains, and selected price increases. However, higher raw material costs, as well as an unfavorable product mix, partially offset these improvements. Segment margins increased from 14.6% in 2003 to 15.6% in 2004.
     Engineered Products. Sales were $335.8 million in 2004, which was 10% higher than the $304.2 million reported in 2003. Foreign currency rates accounted for four percentage points of this increase in 2004. Increased industrial demand for compressors and aftermarket parts resulted in higher sales at Quincy Compressor in 2004. Additionally, GGB experienced higher demand in the industrial and automotive markets in the Americas and Europe. Sales at France Compressor Products in 2004 increased due to higher European sales and the impact of favorable exchange rates. Haber Tool and Sterling Die, which were sold in mid-year 2004, contributed $20.4 million in sales in 2003, compared to $11.0 million in 2004.
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
     Segment profit decreased to $0.9 million in 2004, compared to $8.0 million in 2003. The decline in profit was the result of lower aftermarket sales and a $7.5 million loss recorded in the third quarter of 2004 in connection with cost overruns on several engine programs. Segment margins in 2004 were 0.8% compared to 8.5% in 2003.

Restructuring and Other Costs
     Restructuring expense was $1.0 million, $9.4 million and $2.6 million for 2005, 2004 and 2003, respectively. The 2005 expense was primarily related to restructuring activities associated with a modernization project at our Garlock Sealing Technologies manufacturing facilities in Palmyra, New York. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project, which is ongoing, will reduce the number of buildings on the site to 7 from 26 and eliminate 350,000 square feet of obsolete space, or approximately half of the space currently under roof. The 2004 restructuring expense was primarily related to the relocation and consolidation of facilities for a domestic operation and start-up costs associated with two new foreign facilities. These activities support our management initiatives to increase productivity and expand our product offerings in new geographic markets. See Note 3 to the Consolidated Financial Statements for a discussion of restructuring and other costs in 2005, 2004 and 2003.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview and Significant Accounting Policies,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
     We believe that the following accounting policies and estimates are the most critical because some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
     Revenue Recognition
     Revenue is recognized at the time title and risk of ownership is transferred or when services are rendered. Any shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
     Provisions for Excess and Obsolete Inventory
     We balance the need to maintain adequate inventory levels to ensure customer delivery requirements are met with the risk of excess or obsolete inventory due to changing technology and market demands. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on our estimated forecast for product demand and production requirements.
     Asbestos
     Historically, we recorded an accrual related to asbestos claims for actions in advanced stages of processing and settled claims only. No accrual was recorded for claims in early procedural stages or for unasserted claims. In 2004, we established an accrual for early-stage and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. We have engaged the firm of Bates White, LLC, a recognized expert in the field of estimating asbestos-related liabilities, to assist us in estimating the liability. Due to the uncertain nature of the estimated liability, management’s estimate covers a range, and we believe no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, we recorded a liability for these claims and a corresponding receivable from our insurance carrier at the lower end of the range of estimated potential liability.
     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The actual number of future actions filed per year and the payments made to resolve those claims could exceed our past experience and those reflected in our estimate.
     With the assistance of Bates White, LLC, we periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, and the range of reasonably possible potential liabilities, and adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. If the amount of the estimated liability ever exceeds the amount of insurance available for asbestos claims, the excess will be charged to earnings.
     Foreign Currency Translation
     The financial statements of our operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate. Under this method, all assets and liabilities are translated in U.S. dollars using current exchange rates, and income statement items are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in our Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income in the Consolidated Balance Sheets.
     In our Consolidated Statements of Changes in Shareholders’ Equity for 2005, the cumulative translation adjustment of $10.0 million includes a $32.2 million addition representing cumulative corrections of immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets during years prior to 2005. Such errors had no effects upon net income, earnings per share or cash flows for any period. Additional discussion regarding this immaterial correction is included in Note 1 to the Consolidated Financial Statements.
     Derivative Instruments and Hedging Activities
     Upon the adoption of Statement of Financial Accounting Standards No. 133, we elected not to apply the provisions of the statement to embedded derivatives existing before January 1, 1999, as permitted by the transition provisions of the statement. As a result, the feature of the TIDES that allowed them to be converted into Goodrich common stock was not accounted for separately as a derivative. We purchased call options on shares of Goodrich common stock in 2002 in an amount that would have been required if all TIDES holders converted. Following the redemption of the TIDES in 2005, we sold the Goodrich call options.
     We also have entered into foreign currency forward and option exchange contracts to hedge forecasted transactions occurring at various dates through February 2008 that are denominated in foreign currencies. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.
     Pensions and Post-Retirement Benefits
     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other post-retirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for a discussion of pension and post-retirement benefits.
     Income Taxes
     We use the asset and liability method of accounting for income taxes. Temporary differences arising from the difference between the tax and book basis of an asset or liability are used to compute future tax assets or liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date. See Note 6 to the Consolidated Financial Statements for a discussion of income taxes.
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements, including the respective expected dates of adoption and the expected effects on results of operations, cash flows and financial condition, if any.
Liquidity and Capital Resources
     Operating Cash Flows
     Operating activities provided $76.4 million, $41.1 million and $44.0 million in 2005, 2004 and 2003, respectively. In 2005, working capital increased primarily due to higher inventories and customer receivables. GGB’s inventory increased in Europe in order to meet customer requirements impacted by the start-up activities at the Slovakian facility. Quincy Compressor increased inventory as a result of additional customer requirements within its respective markets. Our days’ sales outstanding of inventory for the Company increased to 53 in 2005, compared to 44 days in 2004. Although 2005 working capital was impacted by an increase in accounts receivable, the days’ sales outstanding of receivables remained constant on a year-over-year basis at 51 days. In 2005, 2004 and 2003, we added $10.1 million, $29.9 million and $25.7 million, respectively, of the net cash flows to the asbestos receivables in the Consolidated Balance Sheets. We benefited in 2005 from the resolution of a dispute between Garlock and a number of its London market insurance carriers, which resulted in receipt of $22 million of delinquent proceeds in 2005.
     Investing Cash Flows
     We used $64.1 million, $26.8 million and $36.8 million in investing activities in 2005, 2004 and 2003, respectively. Our investing activities in 2005 related to capital expenditures of $32.2 million associated with our manufacturing facilities, compared to $36.9 million in 2004 and $22.7 million in 2003. The increase in capital expenditures in 2004 and 2005 reflects our strategy to increase investments in our operations as part of an effort to improve customer satisfaction, reduce costs and restructure our operations. In 2005, we posted $41.1 million of cash collateral to secure bonds associated with adverse asbestos trial verdicts that we are appealing. We are required to provide cash collateral to secure the full amount of the bonds, which will restrict the use of the cash during the periods of such appeals. During 2005, we received proceeds of $7.9 million primarily related to the sale of a property associated with a previously owned business. In 2004, we received proceeds of $9.8 million primarily from the sale of a surplus building and the divestiture of our Haber Tool and Sterling Die businesses. In 2003, we used $20.5 million of cash to acquire the Pikotek business and a small specialty sealing product line.
     Financing Cash Flows
     Financing activities used $9.1 million and $3.9 million in 2005 and 2004, respectively, compared to net cash provided by financing activities of $0.7 million in 2003. Financing cash flows in 2005 included proceeds from the sale of $172.5 million of our convertible debentures. We used a substantial portion of the net proceeds from this sale, along with available cash, to redeem the $145 million of outstanding TIDES. We also used a portion of the net proceeds from the sale of the debentures to enter into hedge and warrant transactions, which will reduce potential dilution of our common stock from the conversion of the debentures by increasing their effective conversion price. Debt issuance costs associated with this transaction were $5.2 million and are being amortized over the term of the debentures. Subsequent to the debenture offering, we sold our Goodrich call options and received proceeds of $3.0 million (which is included in net cash used in investing activities described above). For additional information about our convertible debentures, see “ – Capital Resources” below and Note 11, “Long Term Debt,” of the Notes to our Consolidated Financial Statements. Additionally, in 2005 we paid a promissory note for $6.9 million. Financing cash flows in 2004 were impacted primarily by the repayment of certain industrial revenue bonds. Financing cash flows in 2003 were limited mainly to a partial purchase of the TIDES for approximately $3.5 million in cash, and a $4.7 million borrowing against a promissory note to purchase life insurance policies in connection with certain pre-retirement death benefits for our executive officers. The borrowing did not involve any cash inflows because we recorded a corresponding increase in cash surrender value that is reflected in operating cash flows.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. Borrowings under the senior secured revolving credit facility would be collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of EnPro and our U.S. subsidiaries, and by a pledge of 65% of the capital stock of our direct foreign subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if borrowings under this facility reach a certain level. The maximum available amount under the facility is $60 million. We have not borrowed against this credit facility. This credit facility expires in May 2006, and we are currently negotiating with our lenders to amend and extend the facility.
     In 2005, we issued $172.5 million of our convertible debentures. The debentures bear interest at an annual rate of 3.9375%. We will pay interest on the debentures on April 15 and October 15 of each year, beginning April 15, 2006. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we will deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is only permitted under certain circumstances that had not occurred at December 31, 2005.
     We used a substantial portion of the net proceeds from the sale of the debentures, together with available cash, to redeem the TIDES. In addition, we applied a portion of the net proceeds from the sale of the debentures to enter into call options (hedge and warrant transactions), which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stock from conversion of the debentures and have the effect of increasing the conversion price of the debentures to $46.78 per share.
     Dividends
     If borrowings under our senior secured revolving credit facility reach a certain level, there would be some limitations on our ability to pay dividends. The indenture that governs the debentures does not restrict us from paying dividends.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 20 sites at each of which the costs to us are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2005 and 2004, EnPro had accrued liabilities of $34.1 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Colt Firearms was named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. The current owner of Colt Firearms filed an action seeking indemnification from Coltec for these claims to the extent they involve firearms manufactured prior to March 1990. This action was dismissed with prejudice in December 2005. Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Through Coltec, we retained a minority interest and owned approximately 45% of the outstanding common stock of Crucible until the sale of our remaining interest to Crucible in October 2004. Coltec no longer has any ownership interest in Crucible.
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.6 million each at December 31, 2005. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11.0 million held in the Back-Up Trust was released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of December 31, 2005, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 700,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1 billion in settlements and judgments and over $300 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers,

and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 120,500 open cases at December 31, 2005, we are aware of approximately 7,900 (6.6%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in four of five cases tried to verdict in 2003, five of eleven cases decided in 2004, and three of eight cases decided in 2005. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.
     Recent Trial Results. During 2005, Garlock began thirteen trials. Six of these lawsuits – three in Philadelphia involving six plaintiffs, one in Buffalo, New York, one in New Jersey and one in Texas – all settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case in the second quarter of 2005, but this verdict was overturned by the judge in the third quarter of 2005 and a new trial was granted. A new Kentucky jury awarded compensatory damages of $275,000 and punitive damages of $600,000 against Garlock early in 2006. Garlock plans to appeal this verdict. In the Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005.
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
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the periods of such appeals. As of December 31,

2005, we had $41.1 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheets. The length of time for appeals varies, and can be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and we believe that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2005 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. Because many of the commitments made in 1999, 2000 and early 2001 were to be paid over a number of years, the settlement amounts that Garlock paid in 2005 included some amounts for those settlements.
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
     Insurance Coverage. As of December 31, 2005, Garlock had available $570 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $61 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $23 million from insolvent carriers during 2005 ($10 million of which related to insurance receivables), bringing total insolvent collections from 2002 through 2005 to $33 million.
     Of the $570 million of collectible insurance and trust assets, we consider $498 million (87%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. We consider $72 million (13%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($60 million) or (b) with various London market carriers ($12 million). Of the $570 million, $232 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no annual limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limits available in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable.
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At December 31, 2005, the market value of the funds remaining in the trust was approximately $69.7 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005 Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At December 31, 2005, the market value of the funds remaining in the trust was approximately $49.6 million.
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
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $35.4 million of the insurance receivables at December 31, 2005. The insurers do not dispute the amount of available insurance coverage, and we anticipate that we will reach agreement on a reasonable payment schedule in 2006.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $570 million remaining collectible coverage.
     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Although Garlock and Anchor continue to be named as defendants in new actions, only a few allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at December 31, 2005, of $271 million, which includes $105 million for advanced-stage cases and settled claims (inclusive of $10.7 million of accrued legal and other fees already incurred), and $166 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what we believe to be reasonably possible and does not include legal fees and expenses to be incurred in the future.
     Our outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. We received an initial opinion from Bates White dated February 17, 2005, which is updated quarterly. The most recent update is dated January 4, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically- driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $260.6 million to $377.4 million.”
     We have adopted the range predicted by our expert; however, we note that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $213 million to $649 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock economically-driven non-malignant claims and beyond ten years for Garlock cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” We also note, as previously mentioned, that the predicted range does not include legal fees and expenses, which add considerably to the costs. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.
     The recording of a liability for early-stage and unasserted claims does not alter our strategy for managing our potential asbestos liabilities and insurance assets and has no impact on the ultimate amount paid for asbestos-related claims against our subsidiaries. However, the recording of that liability could, at some time in the future, accelerate the timing of the recognition of charges to income for future asbestos claims. That would happen in the event the amount of the low end of our estimate of the liability for pending and unasserted claims increases to the point where the liability, when combined with the amount of insurance receivables that we have recorded, exceeds the total remaining amount of insurance available for the payment of such claims.
     As of the end of 2005, we had remaining solvent insurance coverage of $570 million that we believe will be available for the payment of asbestos-related claims. At that time, we had paid out $232 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies, have been billed to the insurance carriers, and will be recovered in the future from the $570 million of remaining insurance under agreements and arrangements in place with the carriers. We also have accrued a liability of $105 million for all settled but unpaid claims and advanced stage pending cases, and we have accrued an additional liability of $166 million for pending claims in early stages and unasserted future claims reasonably likely to be incurred and paid over the next ten years. That leaves approximately $77 million of available insurance coverage that is uncommitted as of the end of 2005.
     We anticipate that the uncommitted $77 million of remaining insurance coverage will be committed over the next nine to 18 months for the following reasons:
•	We accrue for legal fees and expenses as incurred and as services have been rendered. We do not accrue for services that have not been rendered. Therefore, the above described accruals do not include any accruals for legal fees and expenses to be incurred in the future. Some of the uncommitted insurance coverage will be committed each quarter as we incur legal fees that are reimbursable from insurance. Over the last eight quarters, insured legal fees have averaged approximately $5 million per quarter.

•	Under generally accepted accounting principles, the accruals for current and future claims described above are at the low end of a broad range of potential liabilities. Payments in any period that are above the low end of the range for that period will cause some of the uncommitted insurance coverage to be committed. For 2005, actual claims payments fell within the previously estimated range, but they exceeded the low end of the range by $33 million, an average of over $8 million per quarter.

•	The above described accrual for liabilities related to unasserted future claims is based on an estimate of claims likely to be received and paid over a ten-year period, as our expert believes that it is a reasonable possibility that claims beyond that ten-year period will be de minimus. As our expert has reviewed and updated the estimate each quarter, additional amounts have been added to the estimate for future periods. Similarly, additional amounts may be accrued for additional periods in the future, further eroding the amount of uncommitted insurance coverage. Recent amounts accrued in this manner for additional periods have averaged approximately $2 million per quarter.

•	Our accrual related to unasserted future claims is derived based on an analysis of recent average settlement payments. Any increases in average settlement payments would cause some of the uncommitted insurance coverage to be committed.

•	We are involved in litigation involving approximately $40 million of our remaining coverage. A loss in that dispute, or a compromise of the coverage amount, would deplete some of the uncommitted insurance coverage.

•	While a large majority of our remaining coverage is with U.S. investment grade carriers or in insurance trusts, we could lose some of the coverage as a result of additional insurer insolvencies or unanticipated disputes.

•	While we have done well in a majority of asbestos-related trials against our subsidiaries, we have experienced some unfavorable judgments from time to time. The amounts of those judgments tend to be above the normal settlement range for similar claims. The payment or accrual of an adverse judgment above normal settlement values would cause some of the uncommitted insurance coverage to be committed.
     Once the balance of the uncommitted insurance coverage has been committed, we will begin to incur charges to income for each of the preceding events as they occur. As a result, we anticipate that charges to earnings for asbestos will increase considerably beginning in 2007. Those charges will not impact our future cash outflows for asbestos-related claims above what they otherwise would have been.
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that we expect Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
		Year Ended
		December 31,
	2005	2004	2003
Pending Cases
New actions filed during period (1)	15,300	17,400	44,700
Open actions at period-end (1)	120,500	133,400	141,500
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$570.1	$662.1	$812.6
Insurance billed but not yet collected (net of liabilities not covered) (2)	(221.5)	(213.1)	(182.7)
Estimated liability for settled and advanced stage cases (3)	(104.8)	(90.6)	(141.2)
Estimated liability for early-stage and unasserted cases (4)	(166.5)	(142.8)	—

Uncommitted solvent insurance and reserves	$77.3	$215.6	$488.7

Cash Flow (dollars in millions)
Payments (5)	$(129.0)	$(122.8)	$(134.6)
Insurance recoveries (5)	107.2	82.5	99.1

Net cash flow	$(21.8)	$(40.3)	$(35.5)

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	At December 31, 2005, the amount included $231.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments. A reserve of $10.1 million has been established for asbestos liabilities not recoverable from insurance.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (inclusive of $10.7 million of accrued legal and other fees at December 31, 2005 for services rendered prior to that date), whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2005, we classified $81.6 million as a current liability and $23.2 million as a non-current liability in our Consolidated Balance Sheets.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of the range, less the amount allocated to settled claims and actions in advanced stages. We classified this amount as a non-current liability in our Consolidated Balance Sheets. We caution that future asbestos liabilities remain highly uncertain. No liability for early-stage cases and unasserted claims was recorded prior to 2004.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In 2005, 2004 and 2003, we added $10.1 million, $29.9 million and $25.7 million, respectively, of the net cash flows to the asbestos insurance receivable in our Consolidated Balance Sheets, and we recorded $11.7 million, $10.4 million and $9.8 million, respectively, as an expense in our Consolidated Statements of Operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.
     New Filings. As the chart shows, the downward trend in the number of new actions filed against our subsidiaries continued in 2005. The number of new actions filed in 2005 was the lowest for any year since the early 1990s. Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of current year claims into past years, uncertainty about the potential for national asbestos reform legislation, and declining incidence of asbestos-related disease.
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
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending asbestos actions are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against Garlock. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future and the finite amount of insurance available for future payments, those future actions could have a material adverse effect on our financial condition, results of operations and cash flows.
     Reform Legislation. The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. We are cautiously optimistic that reform legislation ultimately will be adopted by the U.S. Congress.
Off Balance Sheet Arrangements
     Lease Agreements
     We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2005, approximately $42.2 million of future minimum lease payments were outstanding under these agreements. See Note 17, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
     Debt and Capital Lease Guarantees
     At December 31, 2005, we have outstanding contingent liabilities for guaranteed debt and lease payments of $11.1 million related to previously divested businesses.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2005 is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$185.2	$—	$3.1	$9.6	$172.5
Operating leases	42.2	8.7	14.2	10.8	8.5
Other long-term liabilities	63.6	7.6	11.3	5.5	39.2

Total	$291.0	$16.3	$28.6	$25.9	$220.2

     Payment for long-term debt may be accelerated as the convertible debentures may be redeemed earlier under certain circumstances. Additional discussion regarding the convertible debentures is included in Note 11 to the Consolidated Financial Statements.
     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2005. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, – Other Contingent Liability Matters,” and in Note 17 to the Consolidated Financial Statements.
     The table does not include obligations under the Company’s pension and post-retirement benefit plans which are included in Note 13 to the Consolidated Financial Statements.
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
     We expect sales to increase in 2006 compared to 2005, mainly due to improved volumes associated with market growth, price increases and increased market share as a result of new products.

Higher sales volumes, productivity improvements associated with our TCV lean manufacturing program, restructuring initiatives, the establishment of low cost manufacturing operations, and price increases are expected to result in improved operating margins and increased operating profits in 2006.
     We anticipate that cash flows in 2006 will benefit from improved operating income. Capital spending in 2006 is expected to be higher than 2005 levels as a result of the modernization project at our Garlock Sealing Technologies facilities in Palmyra and continued investments to improve operational efficiency.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures in 2006; however, the impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.
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
Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2005. The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Fixed Rate Debt	$—	$—	$3.1	$9.6	$—	$172.5	$185.2	$208.3
Average Interest Rate	—	—	7.5%	6.5%	—	3.9%	4.1%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2005.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell euro	$21.6	Jan 2006 – Dec 2006	1.2105 to 1.232 USD/euro
Sell koruna/buy euro	17.6	Jan 2006	37.72 koruna/euro
Buy USD/sell Canadian dollar	7.5	Jan 2006 – Dec 2006	1.206 to 1.215 Canadian dollar/USD
Buy euro/sell USD	5.5	Jan 2006 – Feb 2008	1.176 to 1.263 USD/euro
Sell euro/buy Australian dollar	5.0	Jan 2006	1.63 Australian dollar/euro
Buy koruna/sell euro	3.7	Jan 2006 – Dec 2006	39.024 to 39.05 koruna/euro
Buy euro/sell pesos	1.5	Jan 2006	12.69 peso/euro
Buy USD/sell pounds	1.4	Jan 2006 – Dec 2006	1.745 USD/pounds

	63.8
Option Contracts
Buy euro/sell USD	5.4	Jan 2006	1.305 USD/euro

	$69.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ENPRO INDUSTRIES, INC.
Index to Consolidated Financial Statements
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On March 8, 2004, we filed a report on Form 8-K/A reporting that Ernst & Young LLP completed its engagement as our independent auditors on March 3, 2004, and that PricewaterhouseCoopers LLP had been engaged as our new independent registered public accounting firm for the fiscal year that began January 1, 2004.
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
     Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of EnPro’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLC, an independent registered public accounting firm, as stated in their report which appears in this annual report.
ITEM 9B. OTHER INFORMATION
     We disclosed in reports on Form 8-K all information required to be disclosed in such reports during the fourth quarter of 2005.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning our directors and officers appearing under the captions “Nominees for Election” and “Legal Proceedings,” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 annual meeting of shareholders to be held on April 28, 2006, is incorporated herein by reference. Information regarding our officers included in Part I of this annual report under the heading “Executive Officers of the Registrant” is incorporated herein by reference.
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
     Information concerning the determination by our Board of Directors that a financial expert serves on our Audit and Risk Management Committee, which appears under the caption “Governance of the Company — Determination With Respect to Audit Committee Financial Expert” in our definitive proxy statement for the 2006 annual meeting of shareholders to be held on April 28, 2006, is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning our executive officers is set forth below:

Name	Age	Position
Ernest F. Schaub	62	President, Chief Executive Officer and Director

William Dries	54	Senior Vice President and Chief Financial Officer

Richard C. Driscoll	64	Senior Vice President — Human Resources

Richard L. Magee	48	Senior Vice President, General Counsel and Secretary

John R. Smith	51	Senior Vice President — Human Resources and Administration

Name	Age	Position
Wayne T. Byrne	42	Vice President and Controller

J. Milton Childress II	48	Vice President, Strategic Planning and Business Development

Robert D. Rehley	45	Vice President and Treasurer
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
     William Dries is currently Senior Vice President and Chief Financial Officer and has held this position since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having previously served as Senior Vice President – Finance, Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985.
     Richard C. Driscoll is currently Senior Vice President – Human Resources and has held this position since May 2002. From 1990 until joining the Company, he was Vice President – Human Resources of Goodrich Corporation. Mr. Driscoll joined Goodrich in 1964 and held a number of human resources management positions in several different operations, at the corporate office and with the Aerospace Segment. Mr. Driscoll plans to retire from the Company in May 2006.
     Richard L. Magee is currently Senior Vice President, General Counsel and Secretary and has held this position since May 2002. He served as a consultant to Goodrich Corporation from October 2001 through December 2001, and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Magee was Senior Vice President, General Counsel and Secretary of United Dominion Industries, Inc. from April 2000 until July 2001, having previously served as Vice President, Secretary and General Counsel. Mr. Magee was a partner in the Charlotte, North Carolina law firm Robinson, Bradshaw & Hinson, P.A. prior to joining United Dominion in 1989.
     John R. Smith joined the EnPro corporate staff in December 2005. Mr. Smith was elected Senior Vice President – Human Resources and Administration in February 2006. He served as Senior Vice President – Human Resources at Integris Metals, Inc. from January 2002 through June 2005. Mr. Smith was General Manager of the industrial welding systems business unit of Illinois Tool Works from January 2000 through December 2001. Prior to that, Mr. Smith spent over 15 years in various management roles at GNB Technologies Inc., including Senior Vice President — Human Resources.
     Wayne T. Byrne is currently Vice President and Controller and has held this position since September 2004. He served as Vice President of Finance and Information Technology at our subsidiary, GGB LLC, from 2001 to 2004. Between 1998 and 2001, Mr. Byrne served as Vice President of Finance of Goodrich Corporation’s Quincy Compressor and AMI businesses. From 1996 until 1998, he was Vice President of Finance at Agri-Tech, Inc. Prior to 1996, Mr. Byrne held various management positions at BREED Technologies, Inc. and Harris Corporation.

     J. Milton Childress II joined the EnPro corporate staff in December 2005. Mr. Childress was elected Vice President, Strategic Planning and Business Development in February 2006. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young’s corporate finance consulting group prior to joining United Dominion in 1992.
     Robert D. Rehley is currently Vice President and Treasurer and has held this position since May 2002. He was employed by Coltec Industries Inc from January 2002 through April 2002. Mr. Rehley was Assistant Treasurer of Metaldyne Corporation from October 2001 to January 2002, and was Executive Director – Corporate Tax for Metaldyne from December 2000 until October 2001. Previously, he was Treasurer of Simpson Industries from April 1998 until December 2000. Mr. Rehley was Director – Finance and Business Development for Cummins Engine Company, Inc. from October 1996 until April 1998.
ITEM 11. EXECUTIVE COMPENSATION
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2006 annual meeting of shareholders to be held on April 28, 2006, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our definitive proxy statement for the 2006 annual meeting of shareholders to be held April 28, 2006, is incorporated herein by reference.
     The table below contains information as of March 1, 2006 about our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have equity securities authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,750,365	$4.88	1,213,530
Equity compensation plans not approved by security holders	—	—	—

Total	1,750,365	$4.88	1,213,530

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     We have no relationships or transactions to report under this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2006 annual meeting of shareholders to be held on April 28, 2006, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     1. Financial Statements
     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
     2. Financial Statement Schedules
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003 appears on page 98.
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
     3. Exhibits
     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 48 to 52.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of March, 2006.

ENPRO INDUSTRIES, INC.
	By:	/s/ Richard L. Magee
Richard L. Magee
Date: March 7, 2006		Senior Vice President, General Counsel and Secretary

	By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Ernest F. Schaub	President and	March 7, 2006

Ernest F. Schaub	Chief Executive Officer
(Principal Executive Officer) and Director

/s/ William Dries	Senior Vice President and Chief	March 7, 2006

William Dries	Financial Officer
(Principal Accounting Officer)

/s/ William R. Holland	Chairman of the Board and Director	March 7, 2006

William R. Holland*

/s/ J. P. Bolduc	Director	March 7, 2006

J. P. Bolduc*

/s/ Peter C. Browning	Director	March 7, 2006

Peter C. Browning*

/s/ Joe T. Ford	Director	March 7, 2006

Joe T. Ford*

/s/ James H. Hance, Jr.	Director	March 7, 2006

James H. Hance, Jr.*

/s/ Gordon D. Harnett	Director	March 7, 2006

Gordon D. Harnett*

/s/ Wilbur J. Prezzano, Jr.	Director	March 7, 2006

Wilbur J. Prezzano, Jr.*

*By:	/s/ Richard L. Magee
Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 15, 2006 filed by EnPro Industries, Inc.)

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7 1/2% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.4	Form of 7 1/2% Senior Note due 2008 (included in Exhibit 4.3 above)

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc.)

4.6	Resale Registration Rights Agreement dated as of October 26, 2005 between EnPro Industries, Inc. and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.2 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc.)

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))
10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2005 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 29, 2005 filed by EnPro Industries, Inc.)

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2004 filed by EnPro Industries, Inc.)

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A dated March 22, 2004 filed by EnPro Industries, Inc.)

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 22, 2005 filed by EnPro Industries, Inc.)

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 22, 2005 filed by EnPro Industries, Inc.)

10.7+	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.8+	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.9+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2005) (incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2006 filed by EnPro Industries, Inc.)

10.10+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)
10.11	Credit Agreement dated as of May 16, 2002, among the financial institutions named therein, Bank of America, N.A., as the agent, Citicorp USA, Inc., as the syndication agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, and Stemco LLC, as the borrowers, and Coltec Industries Inc, as the funds administrator (incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.12	Security Agreement dated as of May 16, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Garlock Bearings LLC, Haber Tool Company, Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.13	Parent Guarantee dated as of May 31, 2002 by EnPro Industries, Inc. in favor of the financial institutions named therein and their successors and permitted assigns, Bank of America, N.A., as letter of credit issuer and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.14 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.14	Pledge Agreement dated as of May 31, 2002 among Bank of America, N.A., as the agent, and EnPro Industries, Inc., Coltec Industries Inc, Garlock Sealing Technologies LLC, Coltec International Services Co., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.15 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

10.15	First Amendment to Loan Documents dated as of December 4, 2002 between Bank of America, N.A., as agent, and EnPro Industries, Inc., Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company,

Stemco LLC, QFM Sales and Services, Inc., Coltec Technical Services Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., Glacier Garlock Bearings, Inc., Garlock International Inc., and Garlock Overseas Corporation (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.16	First Amendment to Credit Agreement dated as of January 29, 2003 between Bank of America, N.A., as agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc and Stemco LLC (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.17	Second Amendment to Credit Agreement dated as of November 4, 2003 between Bank of America, N.A., as agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, Glacier Garlock Bearings LLC, Haber Tool Company Inc and Stemco LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2003 filed by EnPro Industries, Inc.)

10.18	Third Amendment to Credit Agreement dated as of June 3, 2004 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Haber Tool Company Inc., Stemco LLC, and Corrosion Control Corporation (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2004 filed by EnPro Industries, Inc.)

10.19	Fourth Amendment to Credit Agreement dated as of July 20, 2004 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Haber Tool Company Inc., Stemco LLC, and Corrosion Control Corporation (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2004 filed by EnPro Industries, Inc.)

10.20	Fifth Amendment to Credit Agreement dated as of March 11, 2005 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Stemco LLC, and Corrosion Control Corporation (incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2004 filed by EnPro Industries, Inc.)

10.21	Sixth Amendment to Credit Agreement dated as of October 20, 2005 among the financial institutions named therein, Bank of America, N.A., as the agent, and Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Stemco LLC and Corrosion Control Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc.)

10.22+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.23+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.24+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard C. Driscoll (incorporated by reference to Exhibit 10.24 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.25+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.26+	Management Continuity Agreement dated as of October 29, 2004 between EnPro Industries, Inc. and Wayne T. Byrne (incorporated by reference to Exhibit 99 to the Form 10-Q for the quarter ended September 30, 2004 filed by EnPro Industries, Inc.)

10.27+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.28+*	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II

10.29+*	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and John R. Smith

10.30+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.31+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.32+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard C. Driscoll (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.33+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

10.34+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc.)

10.35+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc.)

10.36+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc.)

10.37+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard C. Driscoll (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc.)

10.38+	EnPro Industries, Inc. Defined Benefit Restoration Plan (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2004 filed by EnPro Industries, Inc.)

10.39+*	Summary of Executive and Director Compensation Arrangements

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc.)

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Ernst & Young LLP

23.3*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from James H. Hance, Jr.

24.5*	Power of Attorney from Gordon D. Harnett

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
We have completed integrated audits of EnPro Industries, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 7, 2006

REPORT OF INDEPENDENT AUDITORS
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
ENPRO INDUSTRIES, INC.
We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of EnPro Industries, Inc. and subsidiaries (the “Company”) (formerly Coltec Industries Inc) for the year ended December 31, 2003. Our audit also included the accompanying financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations, shareholders’ equity and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Charlotte, North Carolina
February 4, 2004

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(in millions, except per share data)

	2005	2004	2003
Sales	$838.6	$826.3	$730.1

Operating costs and expenses:
Cost of sales	565.7	572.1	500.0
Selling, general and administrative expenses	183.8	185.2	164.9
Asbestos-related expenses	11.7	10.4	9.8
Restructuring and other costs	1.0	9.4	2.6
Loss (gain) on sale of assets, net	(5.8)	1.8	(2.5)

	756.4	778.9	674.8

Operating income	82.2	47.4	55.3
Interest expense	(9.7)	(9.1)	(9.2)
Interest income	3.6	2.0	1.6
Other income, net	16.0	10.6	3.2

Income before income taxes	92.1	50.9	50.9
Income tax expense	(33.5)	(17.1)	(17.7)

Net income	$58.6	$33.8	$33.2

Basic earnings per share	$2.83	$1.65	$1.64

Diluted earnings per share	$2.75	$1.60	$1.61

     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(in millions)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$58.6	$33.8	$33.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.0	23.9	23.1
Amortization	7.3	7.7	8.5
Deferred income taxes	14.6	2.8	10.8
Loss (gain) on sale of assets, net	(5.8)	1.8	(2.5)
Gain on TIDES repurchase	—	—	(1.5)
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Payments for asbestos-related claims, net of insurance proceeds	(10.1)	(29.9)	(25.7)
Receivables	(3.7)	(4.7)	(3.5)
Inventories	(8.6)	(8.5)	14.8
Accounts payable	2.6	5.6	0.3
Other current assets and liabilities	4.4	2.2	(9.7)
Other non-current assets and liabilities	(6.9)	6.4	(3.8)

Net cash provided by operating activities	76.4	41.1	44.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(32.2)	(36.9)	(22.7)
Proceeds from sales of assets	7.9	9.8	6.4
Deposits into restricted cash accounts	(41.1)	—	—
Proceeds from sale of Goodrich call options	3.0	—	—
Receipt (payments) in connection with acquisitions of businesses, net of cash acquired	(1.7)	0.3	(20.5)

Net cash used in investing activities	(64.1)	(26.8)	(36.8)

FINANCING ACTIVITIES
Borrowings	172.5	—	4.7
Repayments of debt	(152.1)	(5.4)	(3.9)
Purchase of call options related to convertible debentures	(26.7)	—	—
Debt issue costs	(5.2)	—	—
Proceeds from issuance of common stock	1.1	1.5	0.5
Other	1.3	—	(0.6)

Net cash provided by (used in) financing activities	(9.1)	(3.9)	0.7

Effect of exchange rate changes on cash and cash equivalents	(1.7)	2.9	5.0

Net increase in cash and cash equivalents	1.5	13.3	12.9
Cash and cash equivalents at beginning of year	108.0	94.7	81.8

Cash and cash equivalents at end of year	$109.5	$108.0	$94.7

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10.1	$9.2	$9.6
Income taxes	$13.1	$12.2	$12.5
     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(in millions, except share amounts)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$109.5	$108.0
Accounts and notes receivable, less allowance for doubtful accounts of $2.8 in 2005 and $3.6 in 2004	114.0	115.8
Asbestos insurance receivable	104.7	109.9
Inventories	65.0	58.6
Other current assets	23.1	31.3

Total current assets	416.3	423.6
Property, plant and equipment	147.7	146.7
Goodwill	144.7	125.7
Other intangible assets	62.5	67.3
Asbestos insurance receivable	388.1	336.2
Restricted cash	41.1	—
Other assets	75.8	81.5

Total assets	$1,276.2	$1,181.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2
Accounts payable	55.6	55.5
Asbestos liability	81.6	74.0
Other accrued expenses	70.4	60.5

Total current liabilities	207.6	190.2
Long-term debt	185.2	164.6
Deferred income taxes	23.3	41.0
Retained liabilities of previously owned businesses	28.2	44.9
Environmental liabilities	27.7	32.2
Asbestos liability	189.7	159.4
Other liabilities	74.6	72.2

Total liabilities	736.3	704.5

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 21,022,909 shares at December 31, 2005 and 20,811,798 shares at December 31, 2004	0.2	0.2
Additional paid-in capital	411.4	411.6
Retained earnings	117.9	59.3
Accumulated other comprehensive income	12.0	7.0
Common stock held in treasury, at cost — 236,400 shares at December 31, 2005 and 240,655 shares at December 31, 2004	(1.6)	(1.6)

Total shareholders’ equity	539.9	476.5

Total liabilities and shareholders’ equity	$1,276.2	$1,181.0

     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2002	20.2	$0.2	$406.9	$(7.7)	$(10.3)	$(1.6)	$387.5

Net income	—	—	—	33.2	—	—	33.2
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14.7	—	14.7
Minimum pension liability adjustment	—	—	—	—	2.4	—	2.4
Loss on cash flow hedges	—	—	—	—	(1.1)	—	(1.1)

Total comprehensive income							49.2
Exercise of stock options	0.1	—	0.5	—	—	—	0.5
Transfer to Goodrich	—	—	(0.6)	—	—	—	(0.6)

Balance, December 31, 2003	20.3	0.2	406.8	25.5	5.7	(1.6)	436.6

Net income	—	—	—	33.8	—	—	33.8
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6.0	—	6.0
Minimum pension liability adjustment	—	—	—	—	(5.7)	—	(5.7)
Gain on cash flow hedges	—	—	—	—	1.0	—	1.0

Total comprehensive income							35.1
Exercise of stock options and other incentive plan activity	0.3	—	4.8	—	—	—	4.8

Balance, December 31, 2004	20.6	0.2	411.6	59.3	7.0	(1.6)	476.5

Net income	—	—	—	58.6	—	—	58.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10.0 (1)	—	10.0 (1)
Minimum pension liability adjustment	—	—	—	—	(4.7)	—	(4.7)
Loss on cash flow hedges	—	—	—	—	(0.3)	—	(0.3)

Total comprehensive income							63.6
Purchase of call options related to convertible debentures, net of tax benefit of $21.3 million	—	—	(5.4)	—	—	—	(5.4)
Exercise of stock options and other incentive plan activity	0.2	—	5.2	—	—	—	5.2

Balance, December 31, 2005	20.8	$0.2	$411.4	$117.9	$12.0	$(1.6)	$539.9

(1)	For further information, see “Foreign Currency Translation” section of Note 1.
     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Significant Accounting Policies
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors, and heavy-duty medium-speed diesel, natural gas and dual fuel reciprocating engines.
     On May 31, 2002, Goodrich Corporation (“Goodrich”) completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) business to its shareholders (the “Distribution”). EnPro was incorporated in North Carolina in January 2002 in anticipation of the proposed Distribution. Prior to the Distribution, Coltec Industries Inc (“Coltec”) was a wholly owned subsidiary of Goodrich.
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
     Summary of Significant Accounting Policies
     Principles of Consolidation — The Consolidated Financial Statements reflect the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications and Revisions — The Consolidated Statement of Cash Flows for the year ended December 31, 2005 reflects deposits into restricted cash accounts as an “Investing Activity.” The quarterly Consolidated Statements of Cash Flows for each of the first three quarters in the year ended December 31, 2005 reflected such deposits into restricted cash accounts as a “Financing Activity.” This revision would not have changed any of the account balances on the Consolidated Balance Sheets, Consolidated Statements of Operations, or the net increase (decrease) in cash and cash equivalents included in our Consolidated Statements of Cash Flows for any of the quarterly periods. In addition, certain prior year amounts in the accompanying prior year annual financial statements have been reclassified to conform with the current year presentation.
     Revenue Recognition — Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered. Any shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
     Foreign Currency Translation — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement items are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $(2.3) million, $(2.8) million and $2.5 million for 2005, 2004 and 2003, respectively.
     In the Consolidated Statements of Changes in Shareholders’ Equity for 2005, the cumulative translation adjustment of $10.0 million includes a $32.2 million addition representing cumulative corrections of immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets during years prior to 2005. The effects of such immaterial errors on reported amounts of translation adjustments for the years 2004 and 2003 were $8.7 million and $16.3 million, respectively. Accordingly, had the cumulative translation adjustments been correctly recorded in 2004 and 2003, such amounts would have been reported as $14.7 million and $31.0 million, respectively. Such errors had no effects upon net income, earnings per share, or cash flows for any period.
     Research and Development Expense — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2005, 2004 and 2003 were $14.4 million, $10.8 million and $11.0 million, respectively.
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
     Share-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost be measured based on the fair value of the equity or liability instruments issued. SFAS 123R replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     Prior to 2005, the Company accounted for share-based compensation plans using the intrinsic value method of APB 25 as permitted under SFAS 123. As of January 1, 2005 the Company adopted the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R applies to new awards and to any awards that are outstanding on the effective date which are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the adoption date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS 123.
     As a result of adopting SFAS 123R, the Company’s income before income taxes for the year ended December 31, 2005 is $0.1 million higher than if it had continued to account for share-based payment arrangements under APB 25. Basic and diluted earnings per share for the year ended December 31, 2005 would have been $2.83 and $2.75, respectively, if the Company had not adopted SFAS 123R. The cumulative effect of the change in accounting was not material.

     The Company issued performance share awards in 2005 and 2004. Since the actual number of shares ultimately awarded to the employees was not determinable until after the date of grant, this was considered a variable plan award under APB 25. The awards were initially valued at the quoted market value on the grant date multiplied by the best estimate of shares to be awarded. Changes, either increases or decreases, in the quoted market value of the shares in subsequent periods resulted in changes in the amount of compensation accrued for the award. Under SFAS 123R, the compensation expense for the life of the award is measured at the fair value of the award at the grant date.
     The Company issued stock options in 2003 but not in 2004 and 2005. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

2003
Risk-free interest rate	3.0%
Dividend yield	0.0%
Volatility factor	73.2%
Expected life of the options	5.0 years
     The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The fair value of stock options granted during 2003 was $2.53 per share.
     Required pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee share-based compensation plans under the fair value method. For purposes of the required pro forma disclosures, the estimated fair value of the options was amortized to expense over the vesting period of the options. The Company’s pro forma information is as follows:

(in millions, except per share amounts)	2004	2003
Net income:
As reported	$33.8	$33.2
Add: share-based employee compensation expense included in reported net income, net of tax	1.2	—
Deduct: share-based employee compensation expense determined under fair value method, net of tax	(1.2)	(1.6)

Pro forma	$33.8	$31.6

Basic earnings per share:
As reported	$1.65	$1.64
Pro forma	1.65	$1.56

Diluted earnings per share:
As reported	$1.60	$1.61
Pro forma	$1.60	$1.53
     Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase.
     Receivables — Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Doubtful accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined the balance will not be collected.
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs will be due upon completion of the contracts and acceptance by the owner. At December 31, 2005, the Company had $2.8 million of retentions expected to be collected in 2006 recorded in accounts and notes receivable and $3.9 million of retentions expected to be collected at various times in 2007 and 2008 recorded in other non-current assets in the Consolidated Balance Sheets. At December 31, 2004, the Company had $1.3 million of current retentions and $3.9 million of non-current retentions recorded in the Consolidated Balance Sheets.
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
     Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
     Asbestos — The Company has established an accrual for both asserted claims and unasserted claims estimated for a future period over which management believes the liability can reasonably be estimated. The Company has engaged the firm of Bates White, LLC, a recognized expert in the field of estimating asbestos-related liabilities, to assist it in estimating the liability. Due to the uncertain nature of the estimated liability for early-stage and future claims, management’s estimate covers a range, and the Company believes no single amount in the range is a better estimate than any other amount in the range. In accordance with the applicable accounting rules, the Company records a liability for these claims and a corresponding receivable from its insurance carriers at the lower end of the range of estimated potential liability. Outside litigation expenses associated with settlements are recorded when incurred.
     The significant assumptions underlying the material components of the estimated range of liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; and the estimated amount to be paid per claim. The number of future actions filed per year and the payments made to resolve those claims could exceed the Company’s past experience and those reflected in its estimate.
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
     Derivative Instruments — The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for derivative contracts to minimize the concentration of credit risk. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     Coltec purchased call options in 2002 on Goodrich common stock to mitigate the financial exposure created by the conversion feature of the 5 1/4% Convertible Preferred Securities — Term Income Deferred Equity Securities (the “TIDES”) issued by its wholly owned subsidiary, Coltec Capital Trust. In connection with the redemption of the TIDES, as discussed further in Note 11, the Company sold the call options on Goodrich common stock. During the time of ownership, the call options were derivative instruments and were carried at fair value with changes reflected in income.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of its foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into foreign currency forward contracts and option contracts to hedge forecasted transactions occurring at various dates through February 2008 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $69.2 million and $48.6 million at December 31, 2005 and 2004, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period that the hedged transactions affect earnings. It is anticipated that all such amounts within accumulated other comprehensive income at December 31, 2005, will be reclassified into income within the next twelve months.
     Fair Value — Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, the current asbestos insurance receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term investments is based on quoted market prices.
     New Accounting Pronouncements — In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the obligation. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company’s results.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not anticipate the adoption of this Statement will have a significant impact on its results.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29),” which is effective for nonmonetary exchanges occurring after June 15, 2005 with prospective application. This Statement replaces the exception to using fair value for nonmonetary exchanges of similar productive assets, with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of this Statement did not have an impact on the Company’s results.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 44.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this Statement will have a significant impact on its results.
2. Acquisitions
     During 2005, the Company spent a total of $1.7 million to purchase the remaining ownership interest in one of its subsidiaries in the Sealing Products segment and a small product line. These acquisitions resulted in an increase in goodwill of $0.9 million, an increase in other intangible assets of $0.1 million and a decrease in other non-current liabilities of $0.7 million.
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
3. Restructuring and Other Costs
     In 2005, the Company approved a plan to modernize the Palmyra, New York facilities of Garlock Sealing Technologies, included within the Sealing Products segment. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project will reduce the number of buildings on the site to 7 from 26 and eliminate 350,000 square feet of obsolete space, or half of the space currently under roof. Work on the project began in the second half of 2005. The modernization will be completed over five years at an expected cost between $30 million and $35 million, excluding the favorable impact of grants, tax abatements and tax credits. The Company anticipates that approximately half of the costs, primarily demolition of existing structures, site preparation and equipment relocation, will be expensed as incurred and the balance, primarily construction of new buildings, will be capitalized.
     Several smaller restructuring initiatives were begun and completed during 2005. These included the conversion of a manufacturing facility to a service center, the closing of a warehouse and the consolidation and relocation of several product lines. Workforce reductions announced and completed during 2005 relating to these programs totaled 13 positions.
     Restructuring reserves at December 31, 2005, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2004	Provision	Payments	2005
	(in millions)
Personnel-related costs	$1.0	$0.1	$(1.0)	$0.1
Facility demolition and relocation costs	—	0.9	(0.9)	—

	$1.0	$1.0	$(1.9)	$0.1

     During the year ended December 31, 2004, the Company incurred $9.4 million of restructuring and new facilities costs. These primarily related to the relocation and consolidation of facilities for a domestic operation and start-up costs associated with two new foreign facilities. Personnel-related costs amounted to $6.6 million and related primarily to severance, pension charges, and relocation costs. Facility consolidation and new facilities costs amounted to $2.8 million and consisted primarily of clean-up and closure, equipment relocation and start-up costs. Workforce reductions announced in 2004 totaled 67 positions, primarily salaried administrative and production personnel. Thirty-four employees were terminated by December 31, 2004 and an additional 10 were terminated in 2005 relating to these restructuring programs. Restructuring reserves at December 31, 2004, as well as activity during the year, consisted of:

	Balance			Direct	Balance
	December 31,			Credits to	December 31,
	2003	Provision	Payments	Pension Accruals	2004
	(in millions)
Personnel-related costs	$0.2	$6.6	$(2.5)	$(3.3)	$1.0
Facility consolidation and new facilities costs	—	2.8	(2.8)	—	—

	$0.2	$9.4	$(5.3)	$(3.3)	$1.0

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

	Balance			Balance
	December 31,			December 31,
	2002	Provision	Payments	2003
	(in millions)
Personnel-related costs	$0.9	$0.2	$(0.9)	$0.2
Facility consolidation costs	0.1	1.2	(1.3)	—

	$1.0	$1.4	$(2.2)	$0.2

     During 2003, the Company incurred $1.3 million of asset impairment charges related to a product line within the Sealing Products segment, which was included primarily in restructuring and other costs in the Consolidated Statements of Operations.
     Restructuring, impairment, and new facilities costs by reportable segment are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Sealing Products	$1.0	$0.2	$1.3
Engineered Products	—	8.5	1.4
Engine Products and Services	—	0.7	—

	$1.0	$9.4	$2.7

4. Loss (Gain) on Sale of Assets, Net
     In October 2005, the Company sold a facility occupied by its former Colt Firearms subsidiary. The Company had leased the facility to Colt Firearms since its divestiture in 1990. Net proceeds from the sale were approximately $6 million resulting in a $5.2 million pre-tax gain. Additionally, the Company recorded pre-tax gains totaling $0.6 million related to the disposal of machinery and equipment during 2005.

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
5. Other Income (Expenses)
     In conjunction with the closure of a plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets.
     Because of the possibility that Coltec would be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million held in the Back-Up Trust was released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. This topic is discussed further in Note 17, “Commitments and Contingencies — Crucible Materials Corporation.”
     During the fourth quarter of 2005, the Company recorded income of $4.6 million resulting from the reversal of a reserve due to a favorable legal decision in a product liability matter and increases to environmental reserves based on new facts at five specific sites. All of these matters related to previously owned businesses.
     Until November 2005, the Company owned call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the TIDES into Goodrich common stock could exceed the liquidation value of the TIDES. The call options were derivative instruments and were carried at fair value in the Company’s Consolidated Balance Sheets. Changes in fair value were reflected in income. During the years ended December 31, 2005 and 2003, the Company recorded $0.4 million and $1.2 million increases in the fair value of these call options. The fair value of the call options declined by $0.2 million during the year ended December 31, 2004, resulting in a charge to earnings.
     In 2004, the Company received and recognized as other income approximately $10 million from one of its insurers to settle the Company’s claims for (1) reimbursement of past costs relating to certain environmental matters including fees incurred in pursuing the claim, and (2) estimated amounts for future claims that had previously been reserved by the Company. Additionally, the Company recorded income related to a $0.8 million reserve adjustment based on a favorable legal settlement related to a previously divested business.

     In 2003, the Company recorded income of $1.5 million resulting from the Company purchase and retirement of 100,000 TIDES with a carrying value of $5.0 million. Additionally, the Company recorded income based on a $0.5 million reduction to environmental reserves based on new facts at two specific sites.
6. Income Taxes
     Income before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2005	2004	2003
		(in millions)
Domestic	$62.5	$23.2	$30.5
Foreign	29.6	27.7	20.4

Total	$92.1	$50.9	$50.9

     A summary of income tax (expense) benefit in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Current:
Federal	$(6.8)	$(3.5)	$1.0
Foreign	(11.7)	(10.5)	(7.8)
State	(0.4)	(0.3)	(0.1)

	(18.9)	(14.3)	(6.9)

Deferred:
Federal	(12.5)	(2.8)	(9.4)
Foreign	(0.8)	0.2	(0.7)
State	(1.3)	(0.2)	(0.7)

	(14.6)	(2.8)	(10.8)

Total	$(33.5)	$(17.1)	$(17.7)

     Significant components of deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Deferred income tax assets:
Credits and losses	$8.3	$—
Accrual for post-retirement benefits other than pensions	2.0	1.9
Environmental reserves	16.9	16.8
Retained liabilities of previously owned businesses	12.7	17.8
Call options	21.3	6.4
Inventories	2.3	1.1
Accruals and reserves	10.5	14.8
Minimum pension liability	8.5	4.8

Total deferred income tax assets	82.5	63.6

	2005	2004
	(in millions)
Deferred income tax liabilities:
Pensions	(2.9)	(2.8)
Tax depreciation in excess of book	(19.0)	(19.2)
Payments in excess of insurance recoveries	(71.2)	(55.7)
Other	(1.0)	(10.0)

Total deferred income tax liabilities	(94.1)	(87.7)

Net deferred income taxes	$(11.6)	$(24.1)

     Management’s analysis indicates that the turnaround periods for certain of these assets are for long periods of time or are indefinite. In addition, management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully recognize any remaining deferred tax assets.
     The Company is projecting a federal loss for U.S. tax purposes of $10.1 million for the calendar year ending December 31, 2005, which results in a $3.8 million deferred tax asset. The Company expects to fully utilize this benefit within the 20 year carryforward period. In addition, as a result of this projected loss, a tax asset for tax credits was established in the amount of $4.5 million. The Company expects to utilize these credits within the statutory carryforward and carryback periods.
     The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	(0.7)	(0.8)	(3.1)
State and local taxes	1.8	1.0	1.4
Extraterritorial income exclusion benefit	(0.9)	(1.8)	(1.4)
Foreign rate variations	2.3	4.3	4.5
Foreign accrual adjustment	—	(2.9)	—
Other items	(1.2)	(1.1)	(1.6)

Effective income tax rate	36.3%	33.7%	34.8%

     The Company expects that its effective tax rate may increase in 2006 as a result of the expiration of an agreement with its former parent. The Company does not expect the increase to be material.
     At December 31, 2005, the Company had undistributed earnings of approximately $45.8 million from subsidiaries in Australia, Canada and Mexico. Based on current income tax rates, the Company believes the tax effect on any distribution will be immaterial due to the Company’s foreign tax credit position. Accordingly, no deferred taxes have been provided for these undistributed foreign earnings.
     The Company has not provided for the federal and foreign withholding taxes on $72.9 million of the remaining foreign subsidiaries’ undistributed earnings as of December 31, 2005, because such earnings are intended to be reinvested indefinitely. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $8.2 million. Based on current income tax rates, the Company believes the tax effect on any distribution will be immaterial due to the Company’s foreign tax credit position.
     The Company has been contacted by the IRS requesting an extension of time in which to review its 2002 tax return and has complied with the request. The Company believes it has adequately provided for any adjustments that may arise from this audit.
7. Earnings Per Share
     Basic earnings per share is computed by dividing the applicable net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for the potential dilutive effect of stock awards as of the balance sheet date. The computation of basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	2005	2004	2003
Numerator (basic and diluted):
Net income	$58.6	$33.8	$33.2

Denominator:
Weighted-average shares — basic	20.7	20.5	20.2
Employee stock options	0.6	0.7	0.4

Weighted-average shares — diluted	21.3	21.2	20.6

Earnings per share:
Basic	$2.83	$1.65	$1.64

Diluted	$2.75	$1.60	$1.61

     The Company has issued performance share awards under the terms of its long-term incentive plan. The performance shares have not been included in the diluted earnings per share calculation because the performance measures have not yet been achieved. As discussed further in Note 11, the Company has also issued convertible debentures. Under the terms of the debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company will treat the conversion option effect on earnings per share using the treasury stock equivalent method for diluted earnings per share during such periods when the Company’s stock price exceeds the initial conversion price of $33.79 per share.
8. Inventories
     Inventories consists of the following:

	As of December 31,
	2005	2004
	(in millions)
Finished products	$37.3	$37.4
Costs relating to long-term contracts and programs	29.3	28.2
Work in process	18.6	14.5
Raw materials and supplies	21.6	20.0

	106.8	100.1
Reserve to reduce certain inventories to LIFO basis	(15.5)	(14.1)
Progress payments	(26.3)	(27.4)

Total	$65.0	$58.6

     Approximately 58% and 57% of inventories were valued by the LIFO method in 2005 and 2004, respectively.
9. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2005	2004
	(in millions)
Land	$3.4	$3.8
Buildings and improvements	88.6	94.1
Machinery and equipment	298.1	287.8
Construction in progress	14.0	11.7

	404.1	397.4
Less accumulated depreciation	(256.4)	(250.7)

Total	$147.7	$146.7

10. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2005 and 2004 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Goodwill, net as of December 31, 2003	$41.3	$79.9	$7.1	$128.3

Post-acquisition adjustment	—	(0.3)	—	(0.3)
Sale of business	—	(2.3)	—	(2.3)

Goodwill, net as of December 31, 2004	41.3	77.3	7.1	125.7

Foreign currency translation	0.9	17.2	—	18.1
Acquisition	0.9	—	—	0.9

Goodwill, net as of December 31, 2005	$43.1	$94.5	$7.1	$144.7

     Foreign currency translation for 2005 includes additions for corrections of immaterial errors from prior years’ translation of foreign currency denominated goodwill totaling $2.3 million for Sealing Products and $28.3 million for Engineered Products, respectively. Had such currency translation adjustments been properly recorded in prior years, Sealing Products goodwill would have been $43.6 million and $42.7 million at December 31, 2004 and 2003, respectively, and Engineered Products goodwill would have been $105.6 million and $101.0 million at December 31, 2004 and 2003, respectively. Foreign currency translation for the year ended December 31, 2004 would have been $0.9 million for Sealing Products and $7.2 million for Engineered Products.
     The Company completed its required annual impairment tests of goodwill as of October 1, 2005, 2004 and 2003. The results of these assessments did not indicate any impairment of the goodwill.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$32.7	$12.4	$32.7	$9.3
Existing technology	16.5	2.4	16.5	1.8
Trademarks	25.4	3.2	24.5	2.5
Other	10.7	4.8	10.6	3.4

	$85.3	$22.8	$84.3	$17.0

     Identifiable intangible assets as of December 31, 2004 contain immaterial errors related to the translation of foreign currency denominated trademarks. If the trademarks had been properly translated, the gross carrying amount and accumulated amortization of the total identifiable intangible assets as of December 31, 2004 would have been $86.5 million and $17.6 million, respectively.
     Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $5.5 million, $5.5 million and $4.6 million, respectively. Amortization expense for these intangible assets for the years 2006 through 2010 is estimated to be $5.3 million, $4.9 million, $4.6 million, $4.2 million and $4.0 million, respectively. Of the $25.4 million in trademarks as of December 31, 2005, approximately $16 million was for trademarks with indefinite lives. The Company completed the required impairment testing of its indefinite-lived intangible assets in 2005 and 2004 and no impairment was indicated.
11. Long-Term Debt
     The Company’s long-term debt at December 31, 2005 and 2004 is summarized as follows:

	2005	2004
	(in millions)
Convertible Debentures	$172.5	$—
TIDES	—	145.0
Coltec Senior Notes	3.1	3.1
Promissory notes	—	6.9
Industrial revenue bonds	9.6	9.6
Other notes payable	—	0.2

	185.2	164.8
Less current maturities of long-term debt	—	0.2

	$185.2	$164.6

     The Company’s primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. The credit agreement for this facility, which is dated May 16, 2002, gives the Company the ability to borrow up to $60 million through May 2006. Borrowings are available at LIBOR plus a margin of 1.50% to 2.50%. The Company paid a $3.1 million commitment fee in 2002, which is being amortized over the life of the agreement. The Company pays an annual unused line fee ranging from 0.25% to 0.75% depending on the amount of utilization. The Company also pays an annual collateral management fee of 0.0125%.

     There have been no borrowings under this credit facility since its inception. Borrowings under the credit facility would be collateralized by receivables, inventories, equipment, intellectual property, insurance receivables and all other personal property assets of the Company and its U.S. subsidiaries and by a pledge of 65% of the capital stock of their foreign subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on the ability to pay dividends, to repurchase shares, to incur additional debt, and to acquire new businesses. The Company intends to secure a new revolving credit facility in 2006 prior to the expiration of the existing facility.
     In October 2005, the Company issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The Debentures will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
     Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share. The debentures may be converted under the following circumstances:
•	during any fiscal quarter commencing after December 31, 2005 (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter was 130% or more of the then current conversion price per share of common stock on that 30th trading day;

•	during the five business day period after any five consecutive trading-day period (which is referred to as the “measurement period”) in which the trading price per debenture for each day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate for the debentures;

•	on or after September 15, 2015;

•	upon the occurrence of specified corporate transactions; or

•	in connection with a transaction or event constituting a “change of control.”
     The conditions that permit conversion were not satisfied at December 31, 2005.
     Upon conversion of any Debentures, the principal amount would be settled in cash. Specifically, in connection with any conversion, the Company will satisfy its obligations under the Debentures by delivering to holders, in respect of each $1,000 aggregate principal amount of Debentures being converted:
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
     “Conversion Value” means the product of (1) the conversion rate in effect (plus any additional shares as an adjustment upon a change of control) and (2) the average of the closing prices of the Company’s common stock for the 20 consecutive trading days beginning on the second trading day after the conversion date for those Debentures.
     The Company used a portion of the net proceeds from the sale of the Debentures to enter into call options (hedge and warrant transactions), which entitle the Company to purchase shares of its stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares from the Company at $46.78 per share. This will reduce potential dilution to its common stock from conversion of the Debentures by increasing the effective conversion price to $46.78 per share. The entry into these transactions had the effect of decreasing the Company’s total shareholders’ equity by approximately $5.4 million, which represents the net cash outlay of the call options of $26.7 million, offset by an anticipated tax benefit of $21.3 million. Future tax benefits are subject to various risks and uncertainties, including changes in the applicable provisions of federal and state income tax codes and regulations.
     As of December 31, 2004, Coltec had outstanding $145 million of 5 1/4% TIDES due April 15, 2028. The TIDES were convertible at the option of the holder into a combination of shares of Goodrich common stock and EnPro common stock. Coltec had purchased call options on shares of Goodrich common stock with an exercise price of $52.34 per share (the conversion price). The call options provided protection against the risk that the cash required to finance conversions of the TIDES could exceed the TIDES’ liquidation value. The Company used a substantial portion of the net proceeds from the sale of the Debentures, together with available cash, to redeem the TIDES. Following the redemption of the TIDES, the Company sold its call options on Goodrich common stock.
     The 7 1/2% Coltec Senior Notes are payable in full in 2008. The industrial revenue bonds are payable in full in 2009 and bear interest at rates ranging from 6.4% to 6.55%. The Company executed variable rate promissory notes dated April 4, 2003 and December 11, 2002, with principal amounts of $4.7 million each, in connection with the purchase of life insurance policies to fund pre-retirement death benefits for certain of the Company’s executive officers. The Company repaid $2.5 million of these notes in 2004 and repaid the remaining $6.9 million in December 2005.
     Future principal payments on long-term debt are as follows:

(in millions)
2006	$—
2007	—
2008	3.1
2009	9.6
2010	—
Thereafter	172.5

$185.2

12. Fair Values of Financial Instruments
     The Company’s accounting policies with respect to financial instruments are described in Note 1. The carrying values of the Company’s significant financial instruments reflected in the Consolidated

Balance Sheets approximate their respective fair values at December 31, 2005 and 2004, except for the following instruments:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Long-term debt	$185.2	$208.3	$164.8	$159.4
     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
13. Pensions and Post-Retirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States, Canada, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for salaried employees in the United States effective January 1, 2006. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. The Company recorded $4.6 million in expenses in each of 2005, 2004 and 2003 for matching contributions under these plans.
     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In each of 2005 and 2004, the Company contributed discretionary amounts of $10.0 million to the U.S. pension plans. The Company anticipates that there will be no required funding in 2006, and has not determined whether it will make a discretionary contribution in 2006 to the U.S. pension plans. The Company expects to make total contributions of approximately $2 million in 2006 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $176.1 million, $160.1 million and $130.4 million at December 31, 2005, and $148.5 million, $135.9 million and $109.0 million at December 31, 2004, respectively.
     The Company amortizes prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.
     In 2004, $0.5 million of the curtailment loss for the U.S. pension plans and $2.8 million of the special termination benefits for the foreign pension plans were included in restructuring and other costs, and $0.6 million of the curtailment loss for the U.S. pension plans was included in loss (gain) on sale of assets, net in the Consolidated Statements of Operations.
     The Company provides, through non-qualified plans, supplemental pension benefits to a limited number of employees. Certain of the Company’s subsidiaries also sponsor unfunded defined benefit post-retirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory. The amounts included in “Other Benefits” in the following tables include the non-qualified plans and the defined benefit post-retirement plans.

     The Company uses a December 31 measurement date for its defined benefit and non-qualified plans.
Domestic Plans
     The following table sets forth the change in projected benefit obligations, change in plan assets, funded status and accumulated benefit obligations of the Company’s U.S. defined benefit pension and other non-qualified and post-retirement plans as of and for the years ended December 31, 2005 and 2004.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$137.4	$114.7	$9.6	$9.0
Service cost	7.1	5.9	0.9	0.7
Interest cost	8.2	7.5	0.6	0.5
Actuarial loss	7.3	11.3	1.0	0.3
Amendments	0.7	1.4	—	(0.2)
Curtailment and settlement	—	(1.0)	—	—
Benefits paid	(3.2)	(2.4)	(0.7)	(0.7)

Projected benefit obligations at end of year	$157.5	$137.4	$11.4	$9.6

Accumulated Benefit Obligations	$143.6	$126.0

	Pension Benefits
	2005	2004
	(in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$108.7	$92.0
Actual return on plan assets	6.7	9.1
Company contributions	10.0	10.0
Benefits paid	(3.2)	(2.4)

Fair value of plan assets at end of year	$122.2	$108.7

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Funded Status
Funded status	$(35.3)	$(28.7)	$(11.4)	$(9.6)
Unrecognized actuarial loss	33.6	24.9	2.8	1.9
Unrecognized prior service cost	9.6	11.3	1.0	0.9

Net amount recognized	$7.9	$7.5	$(7.6)	$(6.8)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$7.9	$7.5	$—	$—
Accrued benefit cost	—	—	(7.6)	(6.8)
Additional liability	(29.3)	(24.8)	(0.2)	—
Intangible asset	9.6	11.3	—	—
Accumulated other comprehensive income	19.7	13.5	0.2	—

Net amount recognized	$7.9	$7.5	$(7.6)	$(6.8)

     The additional liability is included in other non-current liabilities and the intangible asset and prepaid benefit cost are included in the other non-current assets in the Consolidated Balance Sheets.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Components of Net Periodic Benefit Cost
Service cost	$7.1	$5.9	$0.9	$0.7
Interest cost	8.2	7.5	0.6	0.5
Expected return on plan assets	(9.3)	(7.7)	—	—
Amortization of prior service cost	2.5	2.5	(0.2)	(0.2)
Recognized net actuarial loss	1.2	0.7	0.1	0.1
Curtailment loss	—	1.1	—	—

Net periodic benefit cost	$9.7	$10.0	$1.4	$1.1

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.75%	6.0%	5.75%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	6.0%	6.5%	6.0%	6.5%
Expected long-term return on plan assets	8.5%	8.5%	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of AA- or higher bonds available in the marketplace. This produced a discount rate of 5.75% at December 31, 2005. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2006. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.9 million per year.

     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	4.8%
Year that the rate reaches the ultimate trend rate	2010	2011
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.6 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
	2006	2005	2004
Asset Category
Equity securities	65%	66%	67%
Fixed income	35%	34%	33%

	100%	100%	100%

     The Company’s investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. Fixed income investments include a mix of corporate bonds, treasury obligations and mortgage backed securities. The asset allocation policy is reviewed periodically and any variation from the target asset allocation mix greater than 2% is rebalanced on a monthly basis. The plans have no direct investments in the Company’s common stock.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
	(in millions)
2006	$3.7	$2.4
2007	4.2	1.8
2008	4.9	1.2
2009	5.6	1.0
2010	6.4	1.0
Years 2011 — 2015	47.4	5.5

	$72.2	$12.9

Foreign Plans
     The following table sets forth the change in projected benefit obligations, change in plan assets, funded status and accumulated benefit obligations of the Company’s foreign defined benefit pension and other post-retirement plans as of and for the years ended December 31, 2005 and 2004.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$19.3	$13.4	$1.5	$1.1
Service cost	0.6	0.6	0.1	0.1
Interest cost	1.0	0.8	0.1	—
Curtailments and settlements	—	(0.8)	—	—
Special termination benefits	—	3.1	—	—
Actuarial loss	1.2	1.7	0.1	0.2
Benefits paid	(1.9)	(0.9)	—	—
Other, primarily exchange rate adjustment	(0.8)	1.4	(0.2)	0.1

Projected benefit obligations at end of year	$19.4	$19.3	$1.6	$1.5

Accumulated Benefit Obligations	$16.9	$16.3

	Pension Benefits
	2005	2004
	(in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$8.6	$7.6
Actual return on plan assets	0.7	0.5
Company contributions	1.9	1.2
Benefits paid	(1.9)	(0.9)
Other	0.4	0.2

Fair value of plan assets at end of year	$9.7	$8.6

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in millions)
Funded Status
Funded status	$(9.7)	$(10.7)	$(1.6)	$(1.5)
Unrecognized actuarial loss	3.4	2.4	0.2	0.1
Unrecognized prior service cost	—	—	0.9	1.0
Unrecognized net transition obligation	(0.3)	(0.3)	—	—

Accrued benefit cost	$(6.6)	$(8.6)	$(0.5)	$(0.4)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$0.6	$2.1	$—	$—
Accrued benefit cost	(9.9)	(11.4)	(0.5)	(0.4)
Accumulated other comprehensive income	2.7	0.7	—	—

Net amount recognized	$(6.6)	$(8.6)	$(0.5)	$(0.4)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(in millions)
Components of Net Periodic Benefit Cost
Service cost	$0.6	$0.6	$0.1	$0.1
Interest cost	1.0	0.8	0.1	—
Expected return on assets	(0.7)	(0.5)	—	—
Amortization of prior service cost	—	—	—	0.1
Recognized net actuarial loss	0.3	0.1	—	—
Curtailment and settlement (gain) loss	0.1	(0.6)	—	—
Special termination benefits	—	3.1	—	—

Net periodic benefit cost	$1.3	$3.5	$0.2	$0.2

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.7%	5.3%	4.0%	4.5%
Rate of compensation increase	3.0%	3.1%	3.0%	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.3%	6.0%	4.5%	5.3%
Expected long-term return on plan assets	7.8%	7.7%
Rate of compensation increase	3.1%	3.1%	3.0%	3.0%
Assumed Health Care Cost Trend Rates
     The assumed health care cost trend rate at December 31, 2005 and 2004 was 4%.
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.3 million on benefit obligations.

Plan Assets
     The asset allocation for the Canadian pension plan at the end of 2005 and 2004 and the target allocation for 2006 is 60% equity securities, 35% fixed income, and 5% other. The asset allocation for the Mexican pension plan at the end of 2005 and 2004 and the target allocation for 2006 is 100% fixed income. The European plans are generally unfunded.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

	Pension	Other
	Benefits	Benefits
	(in millions)
2006	$2.1	$—
2007	2.1	—
2008	2.0	—
2009	1.0	—
2010	1.3	0.1
Years 2011 — 2015	7.4	0.3

	$15.9	$0.4

14. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income consists of the following:

	As of December 31,
	2005	2004
	(in millions)
Unrealized translation adjustments	$26.1	$16.1
Minimum pension liability	(14.1)	(9.4)
Accumulated net gain on cash flow hedges	—	0.3

Accumulated other comprehensive income	$12.0	$7.0

     Unrealized translation adjustments as of December 31, 2004 contains immaterial errors due to the translation of foreign currency denominated goodwill and other intangible assets. Had these amounts been properly translated, unrealized translation adjustments and accumulated other comprehensive income would have been $48.3 million and $39.2 million, respectively, as of December 31, 2004. The cumulative impact of errors was corrected as of December 31, 2005.
     The minimum pension liability amounts are net of deferred taxes of $8.5 million and $4.8 million, in 2005 and 2004, respectively. The accumulated net gain on cash flow hedges amount is net of deferred taxes of $0.1 million in 2004.
15. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) designed to promote the interests of the shareholders by providing share-based incentives to selected employees to align their interests with shareholders and to motivate them to put forth maximum effort towards the success of the Company. The Plan provides for the delivery of up to 3.6 million shares pursuant to various market and performance-

based incentive awards. As of December 31, 2005, there are 1.4 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2005 and 2004. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.
     All of the performance share awards are nonvested. A summary of the performance share activity as of December 31, 2005, and changes during the year then ended is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2005	308,625	$18.55
Granted	215,198	28.28
Forfeited	(28,575)	20.75

Nonvested at December 31, 2005	495,248	$22.65

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $4.0 million and $4.0 million or $28.28 and $18.55 per share in 2005 and 2004, respectively. Compensation expense related to the performance shares is recorded over the applicable performance period and amounted to $2.5 million and $1.9 million in 2005 and 2004, respectively. The related income tax benefit was $0.9 million and $0.6 million, respectively.
     As of December 31, 2005, there was $4.2 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a period of 2.2 years.
     Non-qualified and incentive stock options granted in 2003 and 2002 under the Plan are exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.2 million in 2005. No compensation expense was recorded in 2004 or 2003 under APB 25.
     A summary of option activity under the Plan as of December 31, 2005, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2004	1,328,304	$4.89

Exercised	(213,719)	5.16
Forfeited	(9,770)	4.18

Balance at December 31, 2005	1,104,815	$4.84

     The weighted-average remaining contractual life of the outstanding options is 5.4 years. As of December 31, 2005, there were 915,815 exercisable options at a weighted-average exercise price of $4.99 and a weighted-average remaining contractual term of 5.7 years. As of December 31, 2005, the aggregate intrinsic value of the outstanding and exercisable shares was $24.4 million and $20.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003, was $5.2 million, $4.4 million and $0.4 million, respectively.
     A summary of the status of the Company’s nonvested options as of December 31, 2005 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2005	684,134	$2.96
Vested	(485,364)	3.14
Forfeited	(9,770)	2.82

Non-vested at December 31, 2005	189,000	$2.53

     As of December 31, 2005, there was less than $0.1 of total unrecognized compensation cost related to nonvested share options that will all be recognized in the first quarter of 2006. The total fair value of share options vested during the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $2.0 million and $1.5 million, respectively.
     Cash received from option exercises under the Plan for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $1.5 million and $0.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $1.4 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Each non-employee director receives a one-time initial grant of phantom shares upon election to the board of directors. Each non-employee director also receives an annual grant of phantom shares, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of all the director’s phantom shares granted prior to 2005, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. Phantom shares granted in 2005 and thereafter will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. The phantom shares issued prior to 2005 are considered liability awards under both SFAS 123R and APB25. Expense recognized in the years ended December 31, 2005, 2004 and 2003 related to these phantom share grants was $0.0 million, $1.2 million and $0.9 million, respectively. No cash was used to settle any phantom shares in 2005, 2004 or 2003.
16. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and PTFE products. The Engineered Products segment manufactures metal polymer bearings, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services Segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Sales
Sealing Products	$392.9	$374.7	$333.0
Engineered Products	346.0	335.8	304.2
Engine Products and Services	101.1	116.9	94.4

	840.0	827.4	731.6
Intersegment sales	(1.4)	(1.1)	(1.5)

Total sales	$838.6	$826.3	$730.1

Segment Profit
Sealing Products	$66.1	$58.6	$48.7
Engineered Products	45.4	32.6	30.9
Engine Products and Services	5.9	0.9	8.0

Total segment profit	117.4	92.1	87.6

Corporate expenses	(25.5)	(26.8)	(22.5)
Asbestos related expenses	(11.7)	(10.4)	(9.8)
Gain (loss) on sale of assets, net	5.8	(1.8)	2.5
Interest expense, net	(6.1)	(7.1)	(7.6)
Other income, net	12.2	4.9	0.7

Income before income taxes	$92.1	$50.9	$50.9

     No customer accounted for 10% or more of net sales in 2005, 2004 or 2003.

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Capital Expenditures
Sealing Products	$12.7	$8.4	$8.3
Engineered Products	14.9	24.0	9.7
Engine Products and Services	2.8	3.5	4.5
Corporate	1.8	1.0	0.2

Total capital expenditures	$32.2	$36.9	$22.7

Depreciation and Amortization Expense
Sealing Products	$11.3	$11.1	$10.7
Engineered Products	15.9	15.9	15.0
Engine Products and Services	3.4	3.9	5.1
Corporate	0.7	0.7	0.8

Total depreciation and amortization	$31.3	$31.6	$31.6

Geographic Areas
Net Sales
United States	$485.6	$489.1	$438.7
Europe	212.1	211.6	180.2
Other foreign	140.9	125.6	111.2

Total	$838.6	$826.3	$730.1

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2005	2004
	(in millions)
Assets
Sealing Products	$189.7	$183.1
Engineered Products	300.9	289.8
Engine Products and Services	64.6	61.8
Corporate	721.0	646.3

	$1,276.2	$1,181.0

Long-Lived Assets
United States	$165.5	$163.4
Germany	82.4	75.6
France	67.1	64.1
Other foreign	39.9	36.6

Total	$354.9	$339.7

     Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.
     Assets and long-lived assets as of December 31, 2004 contain immaterial errors due to the translation of foreign currency denominated goodwill and other intangible assets. Had these amounts been properly translated, assets for the Sealing Products segment and the Engineered Products segment as of December 31, 2004 would have been $187.0 million and $318.1 million, respectively. Long-lived assets in Germany, France and other foreign countries as of December 31, 2004 would have been $91.8 million, $75.5 million and $41.2 million, respectively. The cumulative impact of the errors was corrected as of December 31, 2005.
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

     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 20 sites at each of which the costs to it are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2005 and 2004, EnPro had accrued liabilities of $34.1 million and $34.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Colt Firearms and Central Moloney
     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No material product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. Colt Firearms was named as a defendant in 37 cases filed by municipalities seeking to recover costs arising from gun-related injuries. The current owner of Colt Firearms filed an action seeking indemnification from the Company’s subsidiary, Coltec, for these claims to the extent they involve firearms manufactured prior to March 1990. This action was dismissed with prejudice in December 2005. The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Through Coltec, the Company retained a minority interest and owned approximately 45% of the outstanding common stock of Crucible until the sale of its remaining interest to Crucible in October 2004. Coltec no longer has any ownership interest in Crucible.
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005 and a third report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.6 million each at December 31, 2005. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11.0 million held in the Back-Up Trust was released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of December 31, 2005, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.

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
     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Balance at beginning of year	$3.4	$5.0
Charges to expense	3.6	2.2
Charges to the accrual	(3.4)	(3.8)

Balance at end of period	$3.6	$3.4

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 700,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1 billion in settlements and judgments and over $300 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Out of the 120,500 open cases at December 31, 2005, the Company is aware of approximately 7,900 (6.6%) that involve a claimant with mesothelioma, lung cancer or some other cancer.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in four of five cases that it tried to verdict in 2003, five of eleven cases decided in 2004, and three of eight cases decided in 2005. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.
     Recent Trial Results. During 2005, Garlock began thirteen trials. Six of these lawsuits – three in Philadelphia involving six plaintiffs, one in Buffalo, New York, one in New Jersey and one in Texas – all settled during the course of the trials. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. A Kentucky jury returned a verdict of $5.0 million in compensatory damages in a lung cancer case in the second quarter of 2005, but this verdict was overturned by the judge in the third quarter of 2005, and a new trial was granted. A new Kentucky jury awarded compensatory damages of $275,000 and punitive damages of $600,000 against Garlock early in 2006. Garlock plans to appeal this verdict. In the Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005.
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
     Garlock is appealing each of the significant adverse verdicts against it. In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the periods of such appeals. As of December 31, 2005, the Company had $41.1 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. The length of time for appeals varies, and can be as long as two or three years. Garlock has a track record of success in a majority of its previous appeals, and the Company believes that Garlock will continue to be successful in the appellate process. However, there can be no assurance that any or all of Garlock’s appeals will be successful.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2005 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. Because many of the commitments made in 1999,

2000, and early 2001 were to be paid over a number of years, the settlement amounts that Garlock paid in 2005 included some amounts for those settlements.
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
     Insurance Coverage. As of December 31, 2005, Garlock had available $570 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $61 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $23 million from insolvent carriers during 2005 ($10 million of which related to insurance receivables), bringing total insolvent collections from 2002 through 2005 to $33 million.
     Of the $570 million of collectible insurance and trust assets, the Company considers $498 million (87%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. The Company considers $72 million (13%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($60 million) or (b) with various London market carriers ($12 million). Of the $570 million, $232 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that it is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no annual limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limits available in subsequent years. To the extent that Garlock pays such amounts in a given year, these payments are recorded as a receivable.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At December 31, 2005, the market value of the funds remaining in the trust was approximately $69.7 million.

     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005, Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At December 31, 2005, the market value of the funds remaining in the trust was approximately $49.6 million.
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
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $35.4 million of the insurance receivables at December 31, 2005. The insurers do not dispute the amount of available insurance coverage, and the Company anticipates that it will reach agreement on a reasonable payment schedule in 2006.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec intends to vigorously pursue the insurance coverage. The $40 million policy is included in Garlock’s $570 million remaining collectible coverage.
     Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Although Garlock and Anchor continue to be named as defendants in new actions, only a few allege initial exposure after July 1, 1984. To date, no payments have been made with respect to these few claims, pursuant to a settlement or otherwise. Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.
     Quantitative Claims Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at December 31, 2005, of $271 million, which includes $105 million for advanced-stage cases and settled claims (inclusive of $10.7 million of accrued legal and other fees already incurred), and $166 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what the Company believes to be reasonably possible and does not include legal fees and expenses to be incurred in the future.
     The Company’s outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. The Company received an initial opinion from Bates White dated February 17, 2005, which is updated quarterly. The most recent update is dated January 4, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $260.6 million to $377.4 million.”
     The Company has adopted the range predicted by its expert; however, it notes that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $213 million to $649 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock economically-driven non-malignant claims and beyond ten years for Garlock cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” The Company also notes, as previously mentioned, that the predicted range does not include legal fees and expenses, which add considerably to the costs. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.
     The recording of a liability for early-stage and unasserted claims does not alter the Company’s strategy for managing its potential asbestos liabilities and insurance assets and has no impact on the ultimate amount paid for asbestos-related claims against its subsidiaries. However, the recording of that liability could, at some time in the future, accelerate the timing of the recognition of charges to income for future asbestos claims. That would happen in the event the amount of the low end of the Company’s estimate of the liability for pending and unasserted claims increases to the point where the liability, when combined with the amount of insurance receivables that the Company has recorded, exceeds the total remaining amount of insurance available for the payment of such claims.
     As of the end of 2005, the Company had remaining solvent insurance coverage of $570 million that it believes will be available for the payment of asbestos-related claims. At that time, the Company had paid out $232 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies, have been billed to the insurance carriers, and will be recovered in the future from the $570 million of remaining insurance under agreements and arrangements in place with the carriers. The Company also has accrued a liability of $105 million for all settled but unpaid claims and advanced stage pending cases, and it has accrued an additional liability of $166 million for pending claims in early stages and unasserted future claims reasonably likely to be incurred and paid over the next ten years. That leaves approximately $77 million of available insurance coverage that is uncommitted as of the end of 2005.
     The Company anticipates that the uncommitted $77 million of remaining insurance coverage will be committed over the next nine to 18 months for the following reasons:
•	It accrues for legal fees and expenses as incurred and as services have been rendered. The Company does not accrue for services that have not been rendered. Therefore, the above described accruals do not include any accruals for legal fees and expenses to be incurred in the future. Some of the uncommitted insurance coverage will be committed each quarter as the Company incurs legal fees that are reimbursable from insurance. Over the last eight quarters, insured legal fees have averaged approximately $5 million per quarter.

•	Under generally accepted accounting principles, the accruals for current and future claims described above are at the low end of a broad range of potential liabilities. Payments in any period that are above the low end of the range for that period will cause some of the uncommitted insurance coverage to be committed. For 2005, actual claims payments fell within the previously estimated range, but they exceeded the low end of the range by $33 million, an average of over $8 million per quarter.

•	The above described accrual for liabilities related to unasserted future claims is based on an estimate of claims likely to be received and paid over a ten-year period, as the Company’s expert believes that it is a reasonable possibility that claims beyond that ten-year period will be de minimus. As the Company’s expert has reviewed and updated the estimate each quarter, additional amounts have been added to the estimate for future periods. Similarly, additional amounts may be accrued for additional periods in the future, further eroding the amount of uncommitted insurance coverage. Recent amounts accrued in this manner for additional periods have averaged approximately $2 million per quarter.

•	The Company’s accrual related to unasserted future claims is derived based on an analysis of recent average settlement payments. Any increases in average settlement payments would cause some of the uncommitted insurance coverage to be committed.

•	The Company is involved in litigation involving approximately $40 million of its remaining coverage. A loss in that dispute, or a compromise of the coverage amount, would deplete some of the uncommitted insurance coverage.

•	While a large majority of the Company’s remaining coverage is with U.S. investment grade carriers or in insurance trusts, it could lose some of the coverage as a result of additional insurer insolvencies or unanticipated disputes.

•	While the Company has done well in a majority of asbestos-related trials against its subsidiaries, it has experienced some unfavorable judgments from time to time. The amounts of those judgments tend to be above the normal settlement range for similar claims. The payment or accrual of an adverse judgment above normal settlement values would cause some of the uncommitted insurance coverage to be committed.
     Once the balance of the uncommitted insurance coverage has been committed, the Company will begin to incur charges to income for each of the preceding events as they occur. As a result, the Company anticipates that charges to earnings for asbestos will increase considerably beginning in 2007. Those charges will not impact its future cash outflows for asbestos-related claims above what they otherwise would have been.
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that the Company expects Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
	Year Ended
	December 31,
	2005	2004	2003
Pending Cases
New actions filed during period (1)	15,300	17,400	44,700
Open actions at period-end (1)	120,500	133,400	141,500
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$570.1	$662.1	$812.6
Insurance billed but not yet collected (net of liabilities not covered) (2)	(221.5)	(213.1)	(182.7)
Estimated liability for settled and advanced stage cases (3)	(104.8)	(90.6)	(141.2)
Estimated liability for early-stage and unasserted cases (4)	(166.5)	(142.8)	—

Uncommitted solvent insurance and reserves	$77.3	$215.6	$488.7

Cash Flow (dollars in millions)
Payments (5)	$(129.0)	$(122.8)	$(134.6)
Insurance recoveries (5)	107.2	82.5	99.1

Net cash flow	$(21.8)	$(40.3)	$(35.5)

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	At December 31, 2005, the amount included $231.6 million representing cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments. A reserve of $10.1 million has been established for asbestos liabilities not recoverable from insurance.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (inclusive of $10.7 million of accrued legal and other fees at December 31, 2005 for services rendered prior to that date), whether or not an action has actually been filed with a court of competent jurisdiction. At December 31, 2005, the Company classified $81.6 million as a current liability and $23.2 million as a non-current liability in its Consolidated Balance Sheets.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of the range, less the amount allocated to settled claims and actions in advanced stages. The Company classified this amount as a non-current liability in its Consolidated Balance Sheets. We caution that future asbestos liabilities remain highly uncertain. No liability for early-stage cases and unasserted claims was recorded prior to 2004.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In 2005, 2004 and 2003, the Company added $10.1 million, $29.9 million and $25.7 million, respectively, of the net cash flows to the asbestos insurance receivable in the Consolidated Balance Sheets, and the Company recorded $11.7 million, $10.4 million and $9.8 million, respectively, as an expense in its Consolidated Statements of Operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.

     Other Commitments
     The Company has several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2005:

(in millions)
2006	$8.7
2007	7.3
2008	6.9
2009	6.0
2010	4.8
Thereafter	8.5

Total minimum payments	$42.2

     Net rent expense was $12.6 million, $11.6 million and $11.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

18. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2005	2004	2005	2004	2005	2004	2005	2004
Sales	$212.5	$213.8	$219.4	$216.3	$199.6	$192.1	$207.1	$204.1
Gross profit*	69.1	68.9	73.8	69.3	65.9	53.2	64.1	62.8
Net income	$10.0	$11.4	$21.1	$8.4	$10.0	$10.1	$17.5	$3.9
Basic earnings per share	$0.49	$0.56	$1.02	$0.41	$0.48	$0.49	$0.84	$0.19
Diluted earnings per share	$0.47	$0.54	$0.99	$0.40	$0.47	$0.47	$0.82	$0.18

*	Represents sales less cost of sales.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year
2005	$3.6	$0.7	$(1.4)	$(0.1)	$2.8
2004	$3.2	$1.0	$(0.7)	$0.1	$3.6
2003	$3.8	$0.5	$(1.2)	$0.1	$3.2

(1)	Consists primarily of acquisitions and the effect of changes in currency rates.