Form 10-Q
period 2006-03-31
ENPRO INDUSTRIES, INC
filed 2006-05-04
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☐                 No ☑
As of May 1, 2006, there were 21,086,379 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2006 and 2005
(in millions, except per share amounts)

	2006	2005
Sales	$228.3	$212.5

Operating costs and expenses:
Cost of sales	149.9	143.4
Selling, general and administrative expenses	48.9	48.0
Asbestos-related expenses	4.9	4.2
Other	0.4	0.1

	204.1	195.7

Operating income	24.2	16.8
Interest expense	(2.0)	(2.2)
Interest income	1.2	0.7
Other income	—	0.4

Income before income taxes	23.4	15.7
Income tax expense	(8.6)	(5.7)

Net income	$14.8	$10.0

Basic earnings per share	$0.71	$0.49

Diluted earnings per share	$0.69	$0.47

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2006 and 2005
(in millions)

	2006	2005
OPERATING ACTIVITIES
Net income	$14.8	$10.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6.3	6.1
Amortization	1.9	1.8
Deferred income taxes	4.7	3.9
Change in assets and liabilities, net of effects of acquisition of business:
Payments for asbestos-related claims, net of insurance proceeds	(16.5)	2.3
Receivables	(17.3)	(10.3)
Inventories	(5.5)	(10.8)
Accounts payable	2.8	(2.3)
Other current assets and liabilities	(5.7)	(6.7)
Other non-current assets and liabilities	3.3	3.7

Net cash used in operating activities	(11.2)	(2.3)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.8)	(5.0)
Deposits into restricted cash accounts	—	(35.3)
Payment in connection with acquisition of business	(0.5)	—
Other	—	0.1

Net cash used in investing activities	(7.3)	(40.2)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.3	0.6
Other	0.4	1.0

Net cash provided by financing activities	0.7	1.6

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.9)

Net decrease in cash and cash equivalents	(17.6)	(41.8)
Cash and cash equivalents at beginning of year	109.5	108.0

Cash and cash equivalents at end of period	$91.9	$66.2

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2006	2005*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$91.9	$109.5
Accounts and notes receivable	132.7	114.0
Asbestos insurance receivable	107.4	104.7
Inventories	70.9	65.0
Other current assets	19.8	23.1

Total current assets	422.7	416.3
Property, plant and equipment	148.8	147.7
Goodwill	145.9	144.7
Other intangible assets	61.4	62.5
Asbestos insurance receivable	404.2	388.1
Restricted cash	41.1	41.1
Other assets	72.7	75.8

Total assets	$1,296.8	$1,276.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58.7	$55.6
Asbestos liability	68.2	81.6
Other accrued expenses	68.2	70.4

Total current liabilities	195.1	207.6
Long-term debt	185.2	185.2
Deferred income taxes	22.6	23.3
Retained liabilities of previously owned businesses	28.5	28.2
Environmental liabilities	27.4	27.7
Asbestos liability	205.4	189.7
Other liabilities	74.4	74.6

Total liabilities	738.6	736.3

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,082,129 shares in 2006 and 21,022,909 shares in 2005	0.2	0.2
Additional paid-in capital	413.4	411.4
Retained earnings	132.7	117.9
Accumulated other comprehensive income	13.5	12.0
Common stock held in treasury, at cost – 235,167 shares in 2006 and 236,400 shares in 2005	(1.6)	(1.6)

Total shareholders’ equity	558.2	539.9

Total liabilities and shareholders’ equity	$1,296.8	$1,276.2

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview and Basis of Presentation
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal polymer bearings, air compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company was incorporated on January 11, 2002, as a wholly-owned subsidiary of Goodrich Corporation (“Goodrich”) in connection with Goodrich’s distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. This distribution took place on May 31, 2002.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the period presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2005.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     The Consolidated Statement of Cash Flows for the quarter ended March 31, 2005 has been revised to reflect deposits into restricted cash accounts ($35.3 million) as an “Investing Activity,” rather than as a “Financing Activity.” This revision did not change any of the account balances on the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, any elements, or the total of Cash Used in Operating Activities, or the net decrease in cash and cash equivalents included in our Consolidated Statement of Cash Flows. In addition, certain other amounts in the accompanying 2005 financial statements have been reclassified to conform to the current year presentation.
2. Comprehensive Income
     Total comprehensive income consisted of the following:

	Quarters Ended
	March 31,
	2006	2005
	(in millions)
Net income	$14.8	$10.0
Unrealized translation adjustments	1.8	(3.8)
Changes in minimum pension liability	—	0.5
Net unrealized losses from cash flow hedges	(0.3)	(0.1)

Total comprehensive income	$16.3	$6.6

     The cumulative translation adjustment included in accumulated other comprehensive income as of December 31, 2004 and March 31, 2005 contained immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets. Had the cumulative translation adjustments been correctly recorded in these periods, the unrealized translation adjustments and total comprehensive income for the quarter ended March 31, 2005 would have been $(8.4) million and $2.0 million, respectively. Such errors had no effect upon net income, earnings per share or cash flows for any period. The cumulative impact of errors was corrected as of December 31, 2005.
3. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2006	2005
	(in millions, except per
	share amounts)
Numerator (basic and diluted):
Net income	$14.8	$10.0

Denominator:
Weighted-average shares – basic	20.8	20.6
Employee stock options	0.6	0.7

Weighted-average shares – diluted	21.4	21.3

Earnings per share:
Basic	$0.71	$0.49

Diluted	$0.69	$0.47

     As discussed further in Note 6, the Company has issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company will treat the conversion option effect on earnings per share using the treasury stock equivalent method for diluted earnings per share during such periods when the Company’s stock price exceeds the initial conversion price of $33.79 per share.

4. Inventories
     Inventories consist of the following:

	As of	As of
	March 31,	December 31,
	2006	2005
	(in millions)
Finished products	$35.5	$37.3
Costs relating to long-term contracts and programs	31.5	29.3
Work in process	21.5	18.6
Raw materials and supplies	22.1	21.6

	110.6	106.8
Reserve to reduce certain inventories to LIFO basis	(15.7)	(15.5)
Progress payments	(24.0)	(26.3)

Total	$70.9	$65.0

     The Company uses the last-in, first-out (LIFO) method of valuing certain of its inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
5. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2006 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2005	$43.1	$94.5	$7.1	$144.7

Foreign currency translation	0.2	1.0	—	1.2

Goodwill, net as of March 31, 2006	$43.3	$95.5	$7.1	$145.9

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$32.7	$13.2	$32.7	$12.4
Existing technology	16.5	2.5	16.5	2.4
Trademarks	25.6	3.3	25.4	3.2
Other	10.8	5.2	10.7	4.8

	$85.6	$24.2	$85.3	$22.8

     Amortization expense for each of the quarters ended March 31, 2006 and 2005 was $1.4 million. The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of March 31, 2006 and December 31, 2005, and that are included in the table above.
6. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at March 31, 2006.
7. Pensions and Post-Retirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters ended March 31, 2006 and 2005, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
		(in millions)
Service cost	$2.3	$1.9	$0.3	$0.2
Interest cost	2.6	2.3	0.2	0.2
Expected return on plan assets	(2.9)	(2.4)	—	—
Amortization of prior service cost	0.7	0.7	—	—
Amortization of net loss	0.4	0.3	—	—

	$3.1	$2.8	$0.5	$0.4

     The Company anticipates that there will be no required funding in 2006 of its U.S. defined benefit pension plans. In each of 2005 and 2004, the Company made discretionary contributions of $10 million to its U.S. plans. The Company has not determined whether it will make a discretionary contribution in 2006 to its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $2 million in 2006 to its foreign pension plans.
8. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal polymer bearings, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-

speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended
	March 31,
	2006	2005
	(in millions)
Sales
Sealing Products	$108.0	$100.5
Engineered Products	97.3	91.5
Engine Products and Services	23.3	20.9

	228.6	212.9
Intersegment sales	(0.3)	(0.4)

Total sales	$228.3	$212.5

Segment Profit
Sealing Products	$21.1	$18.1
Engineered Products	16.6	13.2
Engine Products and Services	0.6	(2.0)

Total segment profit	38.3	29.3

Corporate expenses	(8.1)	(6.8)
Asbestos-related expenses	(4.9)	(4.2)
Interest expense, net	(0.8)	(1.5)
Other expenses, net	(1.1)	(1.1)

Income before income taxes	$23.4	$15.7

9. Commitments and Contingencies
     General
     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages and/or other remedies. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 19 sites at each of which the costs to it are expected to exceed $100,000. Investigations have been completed for 14 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.7 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until

1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.9 million each at March 31, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of March 31, 2006, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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

     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2006 and 2005 are as follows:

	2006	2005
	(in millions)
Balance at beginning of year	$3.6	$3.4
Charges to expense	1.1	0.2
Charges to the accrual	(1.1)	(0.2)

Balance at end of period	$3.6	$3.4

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 800,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.1 billion in settlements and judgments and over $300 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 119,400 open cases at March 31, 2006, the Company is aware of approximately 7,600 (6.3%) that involve a claimant alleging mesothelioma, lung cancer or some other cancer.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in 12 of 24 cases tried to verdict in the years 2003 through 2005. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.

     Recent Trial Results. During the first quarter of 2006, Garlock began four trials involving five plaintiffs. Two of the trials involving three plaintiffs settled during trial in Philadelphia. Another case in Dallas also settled during trial. A retrial of a Kentucky case resulted in an adverse verdict of $1.6 million. Garlock was allocated $900,000 of the verdict, significantly less than the $1.75 million share of the $5 million verdict allocated against Garlock in the previous trial. Garlock plans to appeal the new verdict. In addition, two cases in Philadelphia were dismissed after the juries were selected but before the trials began because there was an insufficient showing of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits – three in Philadelphia involving six plaintiffs, one in Buffalo, New York, one in New Jersey and one in Texas – all settled during the course of the trials. In the Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The other 2005 trial was the Kentucky trial described in the previous paragraph that resulted in a verdict that was later overturned and was retried in 2006.
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
     Appeals. Garlock is appealing each of the significant adverse verdicts against it. Garlock has a track record of success in a majority of its previous appeals, and the Company believes that Garlock will continue to be successful in the appellate process. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. There can be no assurance that any or all of Garlock’s other appeals will be successful.
     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the periods of such appeals. As of March 31, 2006, the Company had $41.1 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount will be reduced by approximately $5.7 million when the Ohio appeal bond is terminated, which is expected during the second quarter of 2006. The length of time for appeals varies, and can be as long as three or more years.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2005 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $24 million in the first quarter of 2006 reflect a number of settlements for the 2006 year, and Garlock hopes to continue to reduce annual settlement commitments for the full year.
     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group.
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
     Insurance Coverage. As of March 31, 2006, Garlock had available $548 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $60 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $23 million from insolvent carriers during 2005 ($10 million of which related to insurance receivables), bringing total insolvent collections from 2002 through 2005 to $33 million.
     Of the $548 million of collectible insurance and trust assets, the Company considers $478 million (87%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. The Company considers $70 million (13%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($57 million) or (b) with various London market carriers ($13 million). Of the $548 million, $247 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $274 million is allocated to pending and estimated future claims as described later in this section.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future claims and asbestos-related expenses, and the trust is billed monthly. At March 31, 2006, the market value of the funds remaining in the trust was approximately $62.6 million.
     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005 Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At March 31, 2006, the market value of the funds remaining in the trust was approximately $41.9 million.
     During the first quarter of 2005, the Company reached agreement with the parent of two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $40.5 million of the insurance receivables at March 31, 2006. The insurers do not dispute the amount of available insurance coverage, and the Company anticipates that it will reach agreement with the insurers in 2006 that likely will spread the payments over a number of years.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec continues to vigorously pursue the insurance coverage. The $40 million policy is included in full in Garlock’s $548 million remaining collectible coverage.
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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at March 31, 2006, of $274 million, which includes $82 million for advanced-stage cases and settled claims (including $9.6 million of accrued legal and other fees already incurred), and $192 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what the Company believes to be reasonably possible and does not include legal fees and expenses to be incurred in the future.

     The Company’s outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. Bates White’s initial report was dated February 17, 2005, and is updated quarterly. The most recent update is dated April 19, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $264 million to $379 million.”
     The Company has adopted the range predicted by its expert; however, it notes that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $205 million to $614 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” The Company also notes, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.
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
     As of March 31, 2006, the Company had remaining solvent insurance coverage of $548 million that it believes will be available for the payment of asbestos-related claims. At that time, the Company had paid out $247 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in the Company’s Consolidated Balance Sheets. The Company expects to recover these amounts in the future from the $548 million of remaining insurance under agreements and arrangements in place with the carriers. The Company also has accrued a liability of $82 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and it has accrued an additional liability of $192 million for early-stage and unasserted claims as described above. After allocating insurance coverage to the accrual for pending and future claims, less $8.7 million of estimated liabilities not recoverable from insurance, the Company has approximately $37 million of available insurance coverage that is unallocated as of March 31, 2006, compared to $77 million at December 31, 2005. The $40 million decrease in the Company’s remaining unallocated insurance primarily resulted from the payment of insured legal fees, increasing payments for mesothelioma cases in some jurisdictions, and the increase in the Company’s estimate of payments to be made over the next ten years for pending and future claims.

     Once the balance of the unallocated insurance coverage has been fully allocated, the Company will begin to incur charges to income for each of the preceding events and factors, and any other relevant factors that may be identified in the future, as they occur. As a result, the Company anticipates that quarterly charges to earnings for asbestos will increase considerably in future periods, beginning later in 2006. Those charges will not impact its future cash outflows for asbestos-related claims above what they otherwise would have been.
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that the Company expects Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
	Three Months Ended
	March 31,
	2006	2005
Pending Cases
New actions filed during period (1)	2,900	6,200
Open actions at period-end (1)	119,400	137,500
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$548.3	$623.0
Insurance billed but not yet collected (2)	(246.7)	(216.4)
Estimated liability for settled and advanced stage cases (3)	(81.4)	(76.9)
Estimated liability for early-stage and unasserted claims (4)	(192.2)	(180.1)
Amounts in estimated liability not recoverable from insurance	8.7	6.1

Unallocated solvent insurance	$36.7	$155.7

Cash Flow (dollars in millions)
Payments (5)	$(43.4)	$(37.4)
Insurance recoveries (5)	22.0	35.5

Net cash flow	$(21.4)	$(1.9)

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 400 in the first quarter of 2006; 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	At March 31, 2006, included cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (including $9.6 million of accrued legal and other fees at March 31, 2006 for services rendered prior to that date), whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2006, the Company classified $68.2 million as a current liability and $13.2 million as a non-current liability in its Consolidated Balance Sheets.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of a range of potential liabilities provided by the Company’s outside expert. The Company classified this amount as a non-current liability in its Consolidated Balance Sheets. The Company cautions that future asbestos liabilities remain highly uncertain.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2006 and 2005, the Company added $16.5 million and deducted $2.3 million, respectively, to/from the asbestos insurance receivable in the Consolidated Balance Sheets, and the Company recorded $4.9 million and $4.2 million, respectively, as an expense in its Consolidated Statements of Operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.
11. Subsequent Events
     As a result of the reversal of a $6.4 million verdict against Garlock on March 23, 2006, Garlock will not be required to renew an appeal bond previously posted in the amount of $5.7 million. Cash collateral in that amount, which was required by the bonding company, is expected to be returned to Garlock in the second quarter of 2006.
     On April 26, 2006, the Company and its primary U.S. operating subsidiaries amended and extended the subsidiaries’ senior secured revolving credit facility. As amended, the maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million total. The facility now matures on April 30, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2005.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2005, other important factors that could result in those differences include:
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
     Since our inception, we have focused on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity.
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
     Outlook. We expect sales to increase in 2006 compared to 2005, primarily due to increased demand in selected markets, price improvements in various product lines, and new product introductions. The increase in volumes, price improvements, and the benefits of our TCV initiatives are expected to result in improved operating margins and an increase in segment profit in 2006.
     We anticipate net cash flows from operating activities in 2006 will benefit from improved segment profits when compared to 2005. Capital spending in 2006 is expected to exceed 2005 spending primarily as a result of a strategy to modernize our Palmyra, New York manufacturing facility and a continued focus on manufacturing efficiency and new product development.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. Because we accrue an estimated liability for both pending and future claims, most of that insurance has been committed or allocated to present or future claims. At the point where our insurance is fully allocated, we will incur charges to income to cover additional future claims and for legal fees that otherwise would have been covered by insurance. As a result, net income for future periods, beginning later in 2006, likely will be adversely impacted by an increase in asbestos-related expense. However, these asbestos-related charges will not impact our future cash outflows for asbestos-related claims above what they otherwise would have been. See “– Contingencies-Asbestos.”
     See our discussion regarding “– Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.
Results of Operations – First Quarter of 2006 Compared to the First Quarter of 2005
     Sales of $228.3 million in the first quarter of 2006 increased 7% from $212.5 million in the comparable quarter of 2005. The decrease in the value of the euro, when compared to the dollar, negatively impacted revenue by approximately three percentage points on a year-over-year basis. The overall increase in revenue was primarily related to stronger demand in selected markets of Garlock, increased volume in the aftermarket business of Stemco, continued growth in Quincy Compressor’s markets and higher shipments at Fairbanks Morse Engine.
     Segment profit, management’s primary measure of how our operations performed during the quarter, increased 31% from $29.3 million in 2005 to $38.3 million in 2006. Segment profits in the first quarter of 2006 were favorably impacted by selected price increases and higher volumes in the sealing products and engineered products segments. Segment profits in 2005 included a contract loss provision of $3.5 million at Fairbanks Morse Engine. Segment margins increased from 13.8% in the first quarter of 2005 to 16.8% in the comparable quarter of 2006. See Note 8 to our Consolidated Financial Statements for a reconciliation of segment profit to income before income taxes.
     Corporate expenses increased to $8.1 million in 2006 from $6.8 million in the comparable quarter of 2005. The increase was primarily due to the company’s higher stock price and the associated impact on stock-based compensation.
     Asbestos expenses in the first quarter of 2006 were $4.9 million, compared to $4.2 million in 2005. The increase in asbestos expenses was due to higher legal fees.
     Net interest expense in the first quarter of 2006 was $0.8 million, compared to $1.5 million in 2005. The decrease in net interest expense was a result of lower interest rates associated with refinancing the TIDES with convertible debt in 2005, as well as an increase in interest income associated with higher short-term interest rates.
     Our effective tax rate in the first quarter of 2006 was 36.5%, compared to 36.1% in 2005.
     Net income was $14.8 million, or $0.69 per share, in the first quarter of 2006 compared to $10.0 million, or $0.47 per share, in 2005. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $108.0 million in 2006 were 7% higher than the $100.5 million reported in the same quarter of 2005. Sales at Garlock Sealing Technologies were higher in 2006 as demand in the upstream oil and gas markets and steel markets improved over 2005 levels. Sales at Stemco increased as a result of higher aftermarket demand associated with the heavy-duty truck market. Garlock Rubber Technologies experienced higher sales due to selected price increases and higher demand for belt products. The year-over-year decrease in the value of the euro negatively impacted revenue by one percentage point when compared to 2005.
     Segment profit increased 17% from $18.1 million in 2005 to $21.1 million in the first quarter of 2006. Profits at Garlock Sealing Technologies, Stemco and Garlock Rubber Technologies benefited from higher volumes, selected price increases and cost reduction initiatives. Operating margins for the segment increased from 18.0% in the first quarter of 2005 to 19.5% in 2006.
     Engineered Products. Sales of $97.3 million in the first quarter of 2006 were 6% higher than the $91.5 million reported in 2005. The year-over-year decrease in the value of the euro negatively impacted revenue by five percentage points when compared to 2005. Order levels and sales volumes remained strong at Quincy Compressor in 2006 due to continued growth in a majority of the U.S. markets. Sales at France Compressor exceeded 2005 levels as a result of increased volumes in the European markets, partially offset by soft demand in the North American markets impacted by the 2005 hurricanes. Although unit volumes increased at GGB, sales were slightly lower than the comparable quarter of 2005 due to weaker foreign currency exchange rates.
     Segment profits were $16.6 million in the first quarter of 2006, or 26% higher than the $13.2 million reported in 2005. Profits at Quincy Compressor and France Compressor increased as a result of higher sales volume, cost reduction initiatives and selected price increases. GGB’s profits increased in 2006 due to increased volumes, as well as improved operating performance at the Slovakian manufacturing facility. Operating margins increased from 14.4% in 2005, to 17.1% in the first quarter of 2006.

     Engine Products and Services. Sales increased 11% in the first quarter of 2006 to $23.3 million from $20.9 million in 2005. The increase was attributable to higher engine shipments associated with U.S. Navy shipbuilding programs, which more than offset a decline in revenues from the sale of parts and services.
     The segment reported a profit of $0.6 million in the first quarter of 2006 compared to a loss of $2.0 million in 2005. Results in 2005 were impacted by a $3.5 million contract loss provision established for several shipbuilding programs. Otherwise, segment profit declined as a result of lower parts and services sales and increased expenses. Segment margins in the first quarter of 2006 were 2.6% compared to (9.6%) in 2005.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments are funded from cash balances on hand and cash generated from operations. We have additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities used $11.2 million and $2.3 million of cash during the first quarter of 2006 and 2005, respectively. This includes a working capital increase of $25.7 million in 2006, compared to an increase of $30.1 million in 2005. Working capital normally builds during the first half of the year as seasonal activity increases in many of our markets. The results in 2005 were favorably impacted by a payment of $22 million in delinquent insurance proceeds due to a settlement with certain London market carriers regarding asbestos documentation requirements. As a result of that payment, we reduced asbestos receivables by $2.3 million in the first quarter of 2005. In 2006, we added $16.5 million of the net cash outflows to the asbestos receivables in our Consolidated Balance Sheets.
     Investing activities used $7.3 million and $40.2 million of cash in the first quarters of 2006 and 2005, respectively. The results in 2005 were impacted by a reclassification of $35.3 million of unrestricted cash balances to restricted balances as a result of posting cash collateral required to secure bonds associated with two adverse asbestos verdicts under appeal. We were required to provide cash collateral to secure the full amount of the bonds, which restricts the use of the cash during the periods of such appeals. Capital expenditures in the first quarter of 2006 were $6.8 million, compared to $5.0 million during the same period of 2005. The increase in 2006 reflects spending associated with modernization activities at our manufacturing facility in Palmyra, New York.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. We have not borrowed against this facility. The facility is secured by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than equipment) of EnPro and our U.S. subsidiaries, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels. At March 31, 2006, the maximum available amount under the facility was $60 million. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves.

     We amended and extended this facility on April 26, 2006. As amended, the maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million total. The facility now matures on April 30, 2011.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is only permitted under certain circumstances that had not occurred at March 31, 2006.
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
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2005, for a complete list of our critical accounting policies and estimates.
Contingencies
     General
     Various claims, lawsuits and administrative proceedings with respect to commercial, product liability, asbestos and environmental matters, all arising in the ordinary course of business, are pending or threatened against us or our subsidiaries and seek monetary damages and/or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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

     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 19 sites at each of which the costs to us are expected to exceed the $100,000 threshold for required reporting in this discussion and analysis. Investigations have been completed for 14 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.7 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of these amounts, $15.4 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004.

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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $18.9 million each at March 31, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of March 31, 2006, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $11.1 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, predominantly gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 800,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.1 billion in settlements and judgments and over $300 million in fees and expenses.

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 119,400 open cases at March 31, 2006, we are aware of approximately 7,600 (6.3%) that involve a claimant alleging mesothelioma, lung cancer or some other cancer.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in 12 of 24 cases tried to verdict in the years 2003 through 2005. In the successful jury trials, the juries determined that Garlock’s products were not defective and that Garlock was not negligent. In the cases decided by judges, the judges determined that the claimant failed to make a sufficient showing of exposure to Garlock’s products.
     Recent Trial Results. During the first quarter of 2006, Garlock began four trials involving five plaintiffs. Two of the trials involving three plaintiffs settled during trial in Philadelphia. Another case in Dallas also settled during trial. A retrial of a Kentucky case resulted in an adverse verdict of $1.6 million. Garlock was allocated $900,000 of the verdict, significantly less than the $1.75 million share of the $5 million verdict allocated against Garlock in the previous trial. Garlock plans to appeal the new verdict. In addition, two cases in Philadelphia were dismissed after the juries were selected but before the trials began because there was an insufficient showing of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits – three in Philadelphia involving six plaintiffs, one in Buffalo, New York, one in New Jersey and one in Texas – all settled during the course of the trials. In the Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The other 2005 trial was the Kentucky trial described in the previous paragraph that resulted in a verdict that was later overturned and was retried in 2006.
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
     Appeals. Garlock is appealing each of the significant adverse verdicts against it. Garlock has a track record of success in a majority of its previous appeals, and we believe that Garlock will continue to be successful in the appellate process. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. There can be no assurance that any or all of Garlock’s other appeals will be successful.
     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the periods of such appeals. As of March 31, 2006, we had $41.1 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount will be reduced by approximately $5.7 million when the Ohio appeal bond is terminated, which is expected during the second quarter of 2006. The length of time for appeals varies, and can be as long as three or more years.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in each of the years 1999 through 2005 were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $24 million in the first quarter of 2006 reflect a number of settlements for the 2006 year, and Garlock hopes to continue to reduce annual settlement commitments for the full year.
     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of possible causes of the plaintiff’s alleged illness, the availability of legal defenses, and whether the action is an individual one or part of a group.
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
     Insurance Coverage. As of March 31, 2006, Garlock had available $548 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $60 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately

$23 million from insolvent carriers during 2005 ($10 million of which related to insurance receivables), bringing total insolvent collections from 2002 through 2005 to $33 million.
     Of the $548 million of collectible insurance and trust assets, we consider $478 million (87%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. We consider $70 million (13%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($57 million) or (b) with various London market carriers ($13 million). Of the $548 million, $247 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $274 million is allocated to pending and estimated future claims as described later in this section.
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
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future claims and asbestos-related expenses, and the trust is billed monthly. At March 31, 2006, the market value of the funds remaining in the trust was approximately $62.6 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, which resolved a pending arbitration among the parties, in early 2005 Garlock received $22 million in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future claims and the trust is billed monthly. At March 31, 2006, the market value of the funds remaining in the trust was approximately $41.9 million.
     During the first quarter of 2005, we reached agreement with the parent of two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $40.5 million of the insurance receivables at March 31, 2006. The insurers do not dispute the amount of available insurance coverage, and we anticipate that we will reach agreement with the insurers in 2006 that likely will spread the payments over a number of years.
     In November 2003, Coltec received a letter and arbitration demand from one of its U.S.-based investment grade insurers claiming that the insurer was relieved of liability on a $40 million Coltec policy in connection with a 1998 settlement and payment in full by a related insurer of a $2 million Anchor policy. That insurer filed suit against Coltec in state court in New York in November 2004, making the same and other claims, and Coltec filed coverage litigation against the insurer in federal court in Pennsylvania in December 2004. The parties have agreed that the release question is required to be determined in the arbitration, which is ongoing. Coltec continues to vigorously pursue the insurance coverage. The $40 million policy is included in full in Garlock’s $548 million remaining collectible coverage.
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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at March 31, 2006, of $274 million, which includes $82 million for advanced-stage cases and settled claims (including $9.6 million of accrued legal and other fees already incurred), and $192 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims is at the low end of the range of what we believe to be reasonably possible and does not include legal fees and expenses to be incurred in the future.
     Our outside counsel retained the expert claims valuation firm Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and its estimation of Garlock’s liability for pending and reasonably estimable unasserted future asbestos claims. Bates White’s initial report was dated February 17, 2005, and is updated quarterly. The most recent update is dated April 19, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $264 million to $379 million.”
     We have adopted the range predicted by our expert; however, we note that Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $205 million to $614 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” We also note, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Plausible scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion, consistent with the high end of previous management estimates.
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
     As of March 31, 2006, we had remaining solvent insurance coverage of $548 million that we believe will be available for the payment of asbestos-related claims. At that time, we had paid out $247 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in our Consolidated Balance Sheets. We expect to recover these amounts in the future from the $548 million of remaining insurance under agreements and arrangements in place with the carriers. We also have accrued a liability of $82 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and we have accrued an additional liability of $192 million for early-stage and unasserted claims as described above. After allocating insurance coverage to the accrual for pending and future claims, less $8.7 million of estimated liabilities not recoverable from insurance, we have approximately $37 million of available insurance coverage that is unallocated as of March 31, 2006, compared to $77 million at December 31, 2005. The $40 million decrease in our remaining unallocated insurance primarily resulted from the payment of insured legal fees, increasing payments for mesothelioma cases in some jurisdictions, and the increase in our estimate of payments to be made over the next ten years for pending and future claims.
     We anticipate that the unallocated remaining insurance coverage will be fully allocated later in 2006 for the following reasons:
•	We accrue for legal fees and expenses as incurred and as services have been rendered. We do not accrue for services that have not been rendered. Therefore, the above described accruals do not include any accruals for legal fees and expenses to be incurred in the future. Some of the unallocated insurance coverage will be allocated each quarter as we incur legal fees that are reimbursable from insurance. Over the last nine quarters, insured legal fees have averaged approximately $5 million per quarter.

•	Under generally accepted accounting principles, the accruals for current and future claims described above are at the low end of a broad range of potential liabilities. Payments in any period that are above the low end of the range for that period will cause some of the unallocated insurance coverage to be allocated. Because the amounts of judgments generally exceed normal settlement values, the payment of judgments in any period could also cause some of the unallocated insurance to be allocated. For 2005, actual claims payments fell within the previously estimated range, but they exceeded the low end of the range by $33 million, an average of over $8 million per quarter.

•	The above described accrual for liabilities related to unasserted future claims is based on an estimate of claims likely to be received and paid over a ten-year period (and a two to four year period for economically driven non-cancer claims), as our expert believes that it is a reasonable possibility that claims beyond that ten-year period (and the two to four year period for economically driven non-cancer claims) will be de minimus. As our expert has reviewed and updated the estimate each quarter, additional amounts have been added to the estimate for future periods. Similarly, additional amounts may be accrued for additional periods in the future, further eroding the amount of unallocated insurance coverage. Recent amounts accrued in this manner for additional periods have averaged approximately $2 million per quarter.

•	Our accrual related to unasserted future claims is derived based on an analysis of recent average settlement payments and other factors decreed pertinent by our expert. Any increases in average settlement payments, changes to pertinent factors, and any new factors would result in an increase in the liability for both pre-existing and estimated future claims and cause some of the unallocated insurance coverage to be allocated. Our average settlement payments have recently increased in some jurisdictions, particularly as they relate to serious disease cases.

•	We are involved in litigation involving approximately $40 million of our remaining coverage. A loss in that dispute, or a compromise of the coverage amount, would deplete some of the unallocated insurance coverage.

•	While a large majority of our remaining coverage is with U.S. investment grade carriers or in insurance trusts, we could lose some of the coverage as a result of additional insurer insolvencies or unanticipated disputes or settlements.
     Once the balance of the unallocated insurance coverage has been fully allocated, we will begin to incur charges to income for each of the preceding events and factors, and any other relevant factors that may be identified in the future, as they occur. As a result, we anticipate that quarterly charges to earnings for asbestos will increase considerably in future periods, beginning later in 2006. Those charges will not impact our future cash outflows for asbestos-related claims above what they otherwise would have been.
     The table below quantitatively depicts the number of pending cases, the liability described above, the amount that we expect Garlock to recover from insurance related to this liability, and asbestos-related cash flows.

	As of and for the
	Three Months Ended
	March 31,
	2006	2005
Pending Cases
New actions filed during period (1)	2,900	6,200
Open actions at period-end (1)	119,400	137,500
Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$548.3	$623.0
Insurance billed but not yet collected (2)	(246.7)	(216.4)
Estimated liability for settled and advanced stage cases (3)	(81.4)	(76.9)
Estimated liability for early-stage and unasserted claims (4)	(192.2)	(180.1)
Amounts in estimated liability not recoverable from insurance	8.7	6.1

Unallocated solvent insurance	$36.7	$155.7

Cash Flow (dollars in millions)
Payments (5)	$(43.4)	$(37.4)
Insurance recoveries (5)	22.0	35.5

Net cash flow	$(21.4)	$(1.9)

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 400 in the first quarter of 2006; 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	At March 31, 2006, included cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.

(3)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (including $9.6 million of accrued legal and other fees at March 31, 2006 for services rendered prior to that date), whether or not an action has actually been filed with a court of competent jurisdiction. At March 31, 2006, we classified $68.2 million as a current liability and $13.2 million as a non-current liability in our Consolidated Balance Sheets.

(4)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of a range of potential liabilities provided by our outside expert. We classified this amount as a non-current liability in our Consolidated Balance Sheets. We caution that future asbestos liabilities remain highly uncertain.

(5)	Includes amounts with respect to all payments for claims settlements and expenses and recoveries made in the period. In the quarters ended March 31, 2006 and 2005, we added $16.5 million and deducted $2.3 million, respectively, to/from the asbestos insurance receivable in our Consolidated Balance Sheets, and we recorded $4.9 million and $4.2 million, respectively, as an expense in our Consolidated Statements of Operations. This expense relates primarily to uninsured legal fees and uninsured administrative costs, net of recoveries from insolvent insurance carriers.
     New Filings. The number of new actions filed against our subsidiaries in 2005 and 2004 was much lower than the number in 2003 (15,300 and 17,400 compared to 44,700). As the chart shows, that trend continued in the first three months of 2006 (2,900 new filings compared to 6,200 in the first three months of 2005). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of current year claims into past years, uncertainty about the potential for national asbestos reform legislation, and declining incidence of asbestos-related disease.
     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at asbestos reform. Garlock believes that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims. However, recent trial results and the threat of large verdicts impact the implementation of the strategy, and therefore it is likely that Garlock will continue to enter into settlements that involve large numbers of cases from time to time when it believes that the risk of a large adverse verdict outweighs the benefits of the strategy. Garlock believes that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations if Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2005, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of March 31, 2006:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$18.0	Apr 2006	37.83 koruna/euro
Buy USD/sell euro	14.4	Apr 2006 – Dec 2006	1.214 to 1.232 USD/euro
Buy euro/sell USD	10.2	Apr 2006 – May 2008	1.214 to 1.3 USD/euro
Buy USD/sell Canadian dollar	7.0	Apr 2006 – Dec 2006	1.158 to 1.213 Canadian dollar/USD
Sell euro/buy Australian dollar	4.4	Apr 2006	1.708 Australian dollar/euro
Buy koruna/sell euro	3.2	Apr 2006 – Dec 2006	39.024 to 39.050 koruna/euro
Buy euro/sell pesos	1.7	Apr 2006	13.29 peso/euro
Buy USD/sell pounds	1.0	Apr 2006 – Dec 2006	1.745 USD/pounds

	$59.9

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any shares of our common stock during the quarter ended March 31, 2006.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of May, 2006.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

10.1	Amended and Restated Loan and Security Agreement dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB, LLC, Corrosion Control Corporation and Stemco LP, as the borrowers; EnPro Industries, Inc.; QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as subsidiary guarantors; the various financial institutions listed on the signature pages thereof, as lenders; Bank of America, N.A., as agent and letter of credit issuer; and Banc of America Securities LLC, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc.)

10.2*	Amended and Restated Parent Guarantee dated as of April 26, 2006 by EnPro Industries, Inc. in favor of Bank of America, N.A., as agent for the secured parties named therein and their successors, endorsees, transferees and assigns

10.3*	Amended and Restated Subsidiary Guarantee dated as of April 26, 2006 by QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Stemco Delaware LP, Garlock Overseas Corporation, Stemco Holdings, Inc. and Stemco Holdings Delaware, Inc. in favor of Bank of America, N.A., as agent for the secured parties named therein and their successors, endorsees, transferees and assigns

10.4*	Amended and Restated Pledge Agreement dated as of April 26, 2006 among Bank of America, N.A., as agent, EnPro Industries, Inc., Coltec Industries Inc, Garlock International Inc., Garlock Overseas Corporation, GGB, Inc., Garlock Sealing Technologies LLC, Coltec International Services Co., Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garrison Litigation Management Group, Ltd.

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith