Form 10-Q
period 2006-06-30
ENPRO INDUSTRIES, INC
filed 2006-08-04
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2006

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
Yes ☐       No ☑
As of August 1, 2006, there were 21,147,103 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2006 and 2005
(in millions, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$226.7	$219.4	$455.0	$431.9

Operating costs and expenses:
Cost of sales	149.3	145.6	299.2	289.0
Selling, general and administrative expenses	49.3	48.7	98.2	96.7
Asbestos-related expenses	20.7	2.6	25.6	6.8
Other	0.4	0.2	0.8	0.3

	219.7	197.1	423.8	392.8

Operating income	7.0	22.3	31.2	39.1
Interest expense	(2.0)	(2.3)	(4.0)	(4.5)
Interest income	1.2	0.8	2.4	1.5
Other income	0.3	12.1	0.3	12.5

Income before income taxes	6.5	32.9	29.9	48.6
Income tax expense	(2.3)	(11.8)	(10.9)	(17.5)

Net income	$4.2	$21.1	$19.0	$31.1

Basic earnings per share	$0.20	$1.02	$0.91	$1.51

Diluted earnings per share	$0.19	$0.99	$0.88	$1.46

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2006 and 2005
(in millions)

	2006	2005
OPERATING ACTIVITIES
Net income	$19.0	$31.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.0	12.2
Amortization	3.8	3.5
Deferred income taxes	5.6	13.0
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos receivables, net of liabilities	2.1	(17.1)
Receivables	(16.5)	(14.7)
Inventories	(13.7)	(9.1)
Accounts payable	2.4	(0.4)
Other current assets and liabilities	(6.2)	(6.0)
Other non-current assets and liabilities	7.1	3.9

Net cash provided by operating activities	16.6	16.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.9)	(12.8)
Receipt from (deposits into) restricted cash accounts	5.7	(41.0)
Payments in connection with acquisitions of businesses	(11.6)	(1.6)
Other	—	0.2

Net cash used in investing activities	(21.8)	(55.2)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.5	0.7
Other	0.1	0.9

Net cash provided by financing activities	0.6	1.6

Effect of exchange rate changes on cash and cash equivalents	1.0	(1.4)

Net decrease in cash and cash equivalents	(3.6)	(38.6)
Cash and cash equivalents at beginning of year	109.5	108.0

Cash and cash equivalents at end of period	$105.9	$69.4

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30,	December 31,
	2006	2005*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$105.9	$109.5
Accounts and notes receivable	136.5	114.0
Asbestos insurance receivable	105.6	104.7
Inventories	80.9	65.0
Other current assets	24.0	23.1

Total current assets	452.9	416.3
Property, plant and equipment	153.7	147.7
Goodwill	157.0	144.7
Other intangible assets	60.4	62.5
Asbestos insurance receivable	399.4	388.1
Restricted cash	35.4	41.1
Other assets	70.3	75.8

Total assets	$1,329.1	$1,276.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59.0	$55.6
Asbestos liability	65.5	81.6
Other accrued expenses	69.8	70.4

Total current liabilities	194.3	207.6
Long-term debt	185.2	185.2
Deferred income taxes	27.6	23.3
Retained liabilities of previously owned businesses	28.8	28.2
Environmental liabilities	27.0	27.7
Asbestos liability	220.1	189.7
Other liabilities	75.4	74.6

Total liabilities	758.4	736.3

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,123,129 shares in 2006 and 21,022,909 shares in 2005	0.2	0.2
Additional paid-in capital	415.1	411.4
Retained earnings	136.9	117.9
Accumulated other comprehensive income	20.1	12.0
Common stock held in treasury, at cost – 233,452 shares in 2006 and 236,400 shares in 2005	(1.6)	(1.6)

Total shareholders’ equity	570.7	539.9

Total liabilities and shareholders’ equity	$1,329.1	$1,276.2

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
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
     The Consolidated Statement of Cash Flows for the six months ended June 30, 2005 has been revised to reflect deposits into restricted cash accounts ($41.0 million) as an “Investing Activity,” rather than as a “Financing Activity.” This revision did not change any of the account balances on the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, any elements therein, or the total of Cash Provided by Operating Activities, or the net decrease in cash and cash equivalents included in our Consolidated Statement of Cash Flows. In addition, certain other amounts in the accompanying 2005 financial statements have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This statement prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 to determine what impact, if any, this interpretation will have on the Company.
2. Acquisitions
     In May 2006, the Company acquired Allwest Compressor Services, a privately-held manufacturer of compressor components for the natural gas and oil production industries in Western Canada. The acquisition was paid for in cash and is included in the Company’s Engineered Products segment.
3. Other Income
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
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt in the second quarter of 2005. This topic is discussed further in Note 11, “Commitments and Contingencies” – Crucible Materials Corporation.
     Until December 2005, the Company owned call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options were derivative instruments and were carried at fair value in the Company’s consolidated balance sheets. Changes in fair value were reflected in income. During the quarter and six months ended June 30, 2005, the Company recorded a $1.1 million and $1.5 million increase, respectively, in the fair value of these call options.
4. Comprehensive Income
     Total comprehensive income consisted of the following:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Net income	$4.2	$21.1	$19.0	$31.1
Unrealized translation adjustments	6.6	(3.7)	8.4	(7.5)
Changes in minimum pension liability	—	0.1	—	0.6
Net unrealized losses from cash flow hedges	—	(0.3)	(0.3)	(0.4)

Total comprehensive income	$10.8	$17.2	$27.1	$23.8

     The cumulative translation adjustment included in accumulated other comprehensive income as of December 31, 2004, March 31, 2005 and June 30, 2005 contained immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets. Had the cumulative translation adjustments been correctly recorded in these periods, the unrealized translation adjustments and total comprehensive income for the quarter ended June 30, 2005 would have been $(10.6) million and $10.3 million, respectively, and the unrealized translation adjustments and total comprehensive income for the six months ended June 30, 2005 would have been $(19.0) million and $12.3 million, respectively. Such errors had no effect upon net income, earnings per share or cash flows for any period. The cumulative impact of errors was corrected as of December 31, 2005.
5. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$4.2	$21.1	$19.0	$31.1

Denominator:
Weighted-average shares – basic	20.9	20.7	20.8	20.7
Employee stock options	0.6	0.6	0.6	0.6
Convertible debentures	0.2	—	0.2	—

Weighted-average shares – diluted	21.7	21.3	21.6	21.3

Earnings per share:
Basic	$0.20	$1.02	$0.91	$1.51

Diluted	$0.19	$0.99	$0.88	$1.46

     As discussed further in Note 8, the Company has issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the initial conversion price of $33.79 per share.
6. Inventories
     Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2006	2005
	(in millions)
Finished products	$38.6	$37.3
Costs relating to long-term contracts and programs	42.6	29.3
Work in process	22.2	18.6
Raw materials and supplies	22.2	21.6

	125.6	106.8
Reserve to reduce certain inventories to LIFO basis	(16.1)	(15.5)
Progress payments	(28.6)	(26.3)

Total	$80.9	$65.0

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
7. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2006 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2005	$43.1	$94.5	$7.1	$144.7

Acquisitions	—	7.6	—	7.6
Foreign currency translation	0.5	4.2	—	4.7

Goodwill, net as of June 30, 2006	$43.6	$106.3	$7.1	$157.0

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$32.7	$13.8	$32.7	$12.4
Existing technology	16.5	2.7	16.5	2.4
Trademarks	26.0	3.8	25.4	3.2
Other	10.8	5.3	10.7	4.8

	$86.0	$25.6	$85.3	$22.8

     Amortization expense for the six months ended June 30, 2006 and 2005 was $2.6 million and $2.7 million, respectively. The Company has trademarks included in the table above with indefinite lives valued at approximately $16 million that are not being amortized as of June 30, 2006 and December 31, 2005.
8. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at June 30, 2006.
     On April 26, 2006, the Company and its primary U.S. operating subsidiaries amended and extended the subsidiaries’ senior secured revolving credit facility. As amended, the maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million total. The facility matures on April 21, 2011.
9. Pensions and Post-Retirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters and six months ended June 30, 2006 and 2005, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Service cost	$2.3	$1.9	$0.3	$0.2
Interest cost	2.6	2.3	0.2	0.2
Expected return on plan assets	(2.9)	(2.4)	—	—
Amortization of prior service cost	0.7	0.7	—	—
Amortization of net loss	0.4	0.3	—	—

	$3.1	$2.8	$0.5	$0.4

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Service cost	$4.6	$3.8	$0.6	$0.4
Interest cost	5.2	4.6	0.4	0.4
Expected return on plan assets	(5.8)	(4.8)	—	—
Amortization of prior service cost	1.4	1.4	—	—
Amortization of net loss	0.8	0.6	—	—

	$6.2	$5.6	$1.0	$0.8

     The Company anticipates that there will be no required funding in 2006 of its U.S. defined benefit pension plans. However, the Company has authorized a discretionary contribution of $10 million in 2006 to its U.S. defined benefit pension plans which will be made prior to year-end. The Company expects to make total contributions of approximately $2 million in 2006 to its foreign pension plans.
10. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing, polytetrafluoroethylene (“PTFE”) products and rubber products. The Engineered Products segment manufactures metal polymer bearings, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Sales
Sealing Products	$108.3	$101.7	$216.3	$202.2
Engineered Products	100.4	89.1	197.7	180.6
Engine Products and Services	18.3	29.1	41.6	50.0

	227.0	219.9	455.6	432.8
Intersegment sales	(0.3)	(0.5)	(0.6)	(0.9)

Total sales	$226.7	$219.4	$455.0	$431.9

Segment Profit
Sealing Products	$18.5	$18.7	$39.6	$36.8
Engineered Products	16.4	11.9	33.0	25.1
Engine Products and Services	1.1	3.0	1.7	1.0

Total segment profit	36.0	33.6	74.3	62.9

Corporate expenses	(7.1)	(7.1)	(15.2)	(13.9)
Asbestos-related expenses	(20.7)	(2.6)	(25.6)	(6.8)
Interest expense, net	(0.8)	(1.5)	(1.6)	(3.0)
Other income (expense), net	(0.9)	10.5	(2.0)	9.4

Income before income taxes	$6.5	$32.9	$29.9	$48.6

11. Commitments and Contingencies
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 19 sites at each of which the costs to it are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.2 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the June 30, 2006 amount, $15.1 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.2 million each at June 30, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of June 30, 2006, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.7 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
	(in millions)
Balance at beginning of year	$3.6	$3.4
Charges to expense	2.0	1.7
Charges to the accrual	(2.1)	(1.5)

Balance at end of period	$3.5	$3.6

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 800,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.1 billion in settlements and judgments and over $350 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 119,700 open cases at June 30, 2006, the Company is aware of approximately 7,700 (6.5%) that involve a claimant alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2005 and 2004 was much lower than the number in 2003 (15,300 and 17,400 compared to 44,700). That trend continued in the first half of 2006 (4,200 new filings compared to 8,400 in the first half of 2005). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio, additional tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of claims into past years, and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims, as the number of new annual claims alleging mesothelioma, lung and other cancers has been relatively equal for the past three years.
     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
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
     Recent Trial Results. During the first half of 2006, Garlock began six trials involving seven plaintiffs. Three of the trials involving four plaintiffs settled during trial in Philadelphia. A case in California and another case in Dallas also settled during trial. A retrial of a Kentucky case resulted in an adverse verdict of $1.6 million. Garlock was allocated $900,000 of the verdict, significantly less than the $1.75 million share of a $5 million verdict allocated against Garlock in the previous trial. Garlock plans to appeal the new verdict. In addition, two cases in Philadelphia were dismissed after the juries were selected but before the trials began because there was an insufficient showing of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits settled during the course of the trials. In a Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The other 2005 trial was the Kentucky trial described in the previous paragraph that resulted in a verdict that was later overturned and was retried in 2006.
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
     Appeals. Garlock is appealing significant adverse verdicts against it. Garlock has a track record of success in a majority of its previous appeals, and the Company believes that Garlock will continue to be successful in the appellate process. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. There can be no assurance that any or all of Garlock’s pending or future appeals will be successful.
     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of the Company’s cash for the periods of such appeals. As of June 30, 2006, the Company had $35.4 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount was reduced from $41.1 million in connection with the successful Ohio appeal previously discussed, when the Ohio appeal bond was terminated in May 2006.
     During the second quarter of 2006, Garlock reached agreement on a settlement of a case on appeal from a 2004 adverse verdict in Los Angeles. The parties agreed to settle for the amount of the compensatory damages plus statutory post-judgment interest. The substantial punitive damage award will not be paid. The settlement agreement was reached at the same time as a settlement with the same plaintiffs’ law firm on that firm’s pending cases for the remainder of 2006, which settlement sets guidelines for future settlements. The Company expects that the Los Angeles settlement will be paid in the third quarter. Once the settlement is paid and the case is dismissed, most of the remaining restricted cash, now serving as collateral for the appeal bond, will move back to unrestricted cash accounts.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $41 million in the first half of 2006 (which include the amount committed to settle the Los Angeles case) compare favorably to new commitments of $43 million in the first half of 2005. Garlock hopes to continue to reduce annual settlement commitments for the full year.
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
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. As of June 30, 2006, Garlock had available $505 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $59 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has collected approximately $2.6 million from insolvent carriers during the first half of 2006, bringing total insolvent collections from 2002 through the first half of 2006 to $36 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $505 million of collectible insurance and trust assets, the Company considers $436 million (86%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. The Company considers $69 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($56 million) or (b) with various London market carriers ($13 million). Of the $505 million, $246 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no annual limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limits available in subsequent years.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning the settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At June 30, 2006, the market value of the funds remaining in the trust was approximately $55.9 million.
     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, Garlock received $22 million in early 2005 in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At June 30, 2006, the market value of the funds remaining in the trust was approximately $34.8 million.
     During the first quarter of 2005, the Company reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     In May 2006, the Company reached agreement with a U.S. insurer that resolves a dispute that has been pending since 2003. The settlement put an end to two lawsuits and an arbitration proceeding that have been very costly. The insurer claimed that a previous release in connection with the settlement of certain Anchor policies acted to release the policies at issue as well. Pursuant to the settlement, the Company will receive a total of $21 million over eight years, with the first payment of $4 million due in December 2006. The additional $19 million of policy limits from this insurer will not be received. This compromise reduced the Company’s remaining available insurance by that $19 million amount.
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $45.6 million of the Company’s insurance receivables at June 30, 2006. The insurers do not dispute the amount of available insurance coverage, and the Company anticipates that it will reach an agreement with the insurers in 2006 that likely will spread the payments of the agreed amount of insurance over a number of years.
     As a result of the 2006 insurance compromise, the settlements committed and expenses incurred, and changes in the estimate of the Company’s future asbestos liability provided by its estimation expert during the second quarter, the Company fully allocated all of its remaining unallocated asbestos insurance to pending and future claims. This resulted in the Company recording a charge to income of approximately $21 million in the quarter ended June 30, 2006, most of which resulted from the full allocation of insurance available for asbestos-related claims.

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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at the low end of the range, which was $286 million at June 30, 2006. The amount includes $76 million for advanced-stage cases and settled claims (including $8.9 million of accrued legal and other fees already incurred but not yet paid), and $210 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims does not include legal fees and expenses to be incurred in the future.
     The Company’s outside counsel retained the claims valuation expert Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and to provide its estimation of Garlock’s liability for pending and reasonably estimable future asbestos claims. Bates White’s initial report was dated February 17, 2005, and is updated quarterly. The most recent update is dated July 18, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $277 million to $623 million.” Bates White’s estimate is without consideration of any tax benefit and is not discounted to present value.
     This quarter’s estimate reflects a much broader range adopted by Bates White than the ranges it adopted for other reporting periods beginning in the fourth quarter of 2005. Bates White advised the Company that recent developments and emerging trends in Garlock’s asbestos litigation environment, as described below, have increased the range of Garlock’s liability for future asbestos personal injury claims.
     During the last several years, the number of non-malignant claims filed against Garlock and the costs to resolve such claims have steadily decreased. These declines have continued for more than two years. In addition, several prominent asbestos defendants currently operating under the protection of the United States Bankruptcy Code have recently announced global settlements of their present and future asbestos claims. Pursuant to the settlements, they will establish asbestos trusts under section 524(g) of the Bankruptcy Code to receive and pay claims. These defendants sought protection under Chapter 11 and ceased paying claims several years ago; since that time Garlock’s defense and indemnity costs have increased by several multiples. The section 524(g) trusts will likely emerge sooner and be wealthier than Garlock previously expected. While the impact of these developments is uncertain, Bates White and the Company believe that the imminent emergence of the section 524(g) trusts will result in a reduction in Garlock’s payments and that the cost to resolve claims against Garlock may gradually decline toward the levels Garlock experienced prior to the bankruptcies of these defendants.
     Contemporaneously with these positive developments, Garlock has experienced several adverse verdicts and increased trial pressure in certain jurisdictions that appear to have contributed to an increase in the cost of resolving serious disease claims. The higher level of payments appears to be higher than can be explained solely by the impact of the bankruptcies of other defendants. Based on Garlock’s claims experience, the upper end of Bates White’s estimated range has increased substantially, from $378.7 million last quarter to $623 million this quarter. This increase reflects Bates White’s opinion that there is an increased possibility that the cost to Garlock of resolving cancer claims during the next ten years may be substantially higher than previously estimated. It appears to Bates White to be equally likely that part of the increasing costs arises from factors unrelated to prior bankruptcies and that those factors may continue to impact settlement values even after the 524(g) trusts begin paying claims.
     During the third quarter, the Company will continue to monitor developments and key assumptions that affect the estimated range of liabilities and work with its expert to update data and assumptions. The quarterly updates could result in a narrowing of the probable range of Garlock’s asbestos liabilities. Changes in the estimate could have a material effect on the Company’s financial position and results of operations.
     The Company notes that, in addition to the broad range of their reasonable and probable estimate, Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $216 million to $699 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” The Company also notes, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. Scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion.
     The full allocation of the Company’s remaining solvent insurance does not alter the Company’s strategy for managing its potential asbestos liabilities and insurance assets. However, the full allocation has accelerated the timing of the recognition of charges to income for future asbestos claims. The low end of the Company’s estimate of the liability for pending and unasserted claims, when combined with the amount of insurance receivables that the Company has recorded, now exceeds the total remaining amount of insurance available for the payment of such claims. As a result, the Company recorded a charge to income of approximately $21 million in the second quarter. The Company will continue to record charges to income in future quarters in the amount of the sum of:
•	Fees and expenses incurred, plus

•	Increases, if any, in the estimate of Garlock’s potential liability, including settlement payments made that are not offset by a decline in the low end of the probable range of the estimated future liability, and quarterly increases that result from additional quarters added to the estimation period, plus

•	The amount, if any, of any solvent insurance lost or commuted that is not offset by insolvent recoveries.
     The quarterly charges to income resulting from the full allocation of the Company’s insurance coverage will not impact its near-term, net cash outflows for asbestos-related claims above what they otherwise would have been, as the Company continues to have significant coverage available under the insurance policies for the payment of claims.
     As of June 30, 2006, the Company had remaining solvent insurance coverage of $505 million that it believes will be available for the payment of asbestos-related claims. At that time the Company had paid out $246 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in the Company’s Consolidated Balance Sheets. The Company also has accrued a liability of $76 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and it has accrued an additional liability of $210 million for early-stage and unasserted claims as described above.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, and the amount that the Company expects Garlock to recover from insurance related to this liability.

	As of and for the
	Six Months Ended
	June 30,
	2006	2005
Pending Cases
New actions filed during period (1)	4,200	8,400
Open actions at period-end (1)	119,700	123,200
Cash Flow (dollars in millions)
Payments (2)	$(69.3)	$(83.8)
Insurance recoveries (2)	45.8	59.9

Net cash flow	$(23.5)	$(23.9)

Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$505.0	$606.5
Insurance billed but not yet collected (3)	(245.8)	(236.0)
Estimated liability for settled and advanced stage cases (4)	(76.0)	(93.9)
Estimated liability for early-stage and unasserted claims (5)	(209.6)	(159.0)
Amounts in estimated liability not recoverable from insurance	26.4	6.1

Unallocated solvent insurance	$0.0	$123.7

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 600 in the first half of 2006; 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	Includes amounts with respect to all payments for settlements and expenses and insurance recoveries made in the period. In the six months ended June 30, 2006 and 2005, the Company recorded $25.6 million and $6.8 million, respectively, as an expense in its Consolidated Statements of Operations.

(3)	At June 30, 2006, included cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.

(4)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (including $8.9 million of accrued legal and other fees at June 30, 2006 for services rendered prior to that date). At June 30, 2006, the Company classified $65.5 million as a current liability and $10.5 million as a non-current liability in its Consolidated Balance Sheets.

(5)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of a range of potential liabilities. The Company classified this amount as a non-current liability in its Consolidated Balance Sheets. The Company cautions that future asbestos liabilities remain highly uncertain.
12. Subsequent Events
     In July 2006, the Company purchased Amicon Plastics, a privately-held manufacturer of customized fluoropolymer and engineered plastic components primarily for the semiconductor, pump and valve and oilfield industries. The acquisition was paid for in cash and will be included in the Company’s Sealing Products segment. Amicon Plastics, together with Allwest Compressor Services described previously in Note 2 “Acquisitions” included in the Notes to Consolidated Financial Statements, had combined annual revenues of approximately $17 million in the most recent fiscal year.
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
Overview and Outlook
     Overview. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We operate 30 manufacturing facilities in North America, Europe, and Asia, and employ approximately 4,300 people.
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
     Our Engine Products and Services segment manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.

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
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. Because we accrue an estimated liability for both pending and future claims, all of our remaining insurance available for asbestos-related claims has been committed or allocated to pending or estimated future claims. As a result of the insurance being fully allocated, we will continue to incur charges to income to cover additional future claims and for legal fees that otherwise would have been covered by insurance. Net income for future periods will be adversely impacted by increases in asbestos-related expenses. However, these asbestos-related charges will not impact our cash outflows for asbestos-related claims above what they otherwise would have been. See “– Contingencies-Asbestos.”
     See our discussion regarding “– Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.
Results of Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in millions)
Sales
Sealing Products	$108.3	$101.7	$216.3	$202.2
Engineered Products	100.4	89.1	197.7	180.6
Engine Products and Services	18.3	29.1	41.6	50.0

	227.0	219.9	455.6	432.8
Intersegment sales	(0.3)	(0.5)	(0.6)	(0.9)

Total sales	$226.7	$219.4	$455.0	$431.9

Segment Profit
Sealing Products	$18.5	$18.7	$39.6	$36.8
Engineered Products	16.4	11.9	33.0	25.1
Engine Products and Services	1.1	3.0	1.7	1.0

Total segment profit	36.0	33.6	74.3	62.9

Corporate expenses	(7.1)	(7.1)	(15.2)	(13.9)
Asbestos-related expenses	(20.7)	(2.6)	(25.6)	(6.8)
Interest expense, net	(0.8)	(1.5)	(1.6)	(3.0)
Other income (expense), net	(0.9)	10.5	(2.0)	9.4

Income before income taxes	$6.5	$32.9	$29.9	$48.6

     Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the EnPro.
Second Quarter of 2006 Compared to the Second Quarter of 2005
     Sales of $226.7 million in the second quarter of 2006 increased 3% from $219.4 million in the comparable quarter of 2005. The overall increase in revenue was primarily related to strong demand in the North American markets of Garlock Sealing Technologies, increased shipments to original equipment manufacturers served by Stemco and continued strength in Quincy Compressor’s markets. These favorable variances were partially offset by lower revenue at Fairbanks Morse Engine, resulting from lower shipments of aftermarket parts and the absence of government engine shipments during the quarter.
     Segment profit, management’s primary measure of how our operations performed during the quarter, increased 7% from $33.6 million in 2005 to $36.0 million in 2006. Segment profits in the second quarter of 2006 were favorably impacted by higher volumes and selected price increases in the Sealing Products and Engineered Products segments, partially offset by an unfavorable product mix and lower segment profits in the Engine Product and Services segment. Segment margins, defined as segment profit divided by sales, increased from 15.3% in the second quarter of 2005 to 15.9% in the comparable quarter of 2006.
     Corporate expenses for the second quarter of 2006 and 2005 were $7.1 million.
     Asbestos expenses in the second quarter of 2006 were $20.7 million, compared to $2.6 million in 2005. As a result of our insurance being fully allocated to pending and future estimated claims during the second quarter of 2006, we incurred additional charges to income to cover claims and legal fees that previously would have been covered by insurance.
     Net interest expense in the second quarter of 2006 was $0.8 million, compared to $1.5 million in 2005. The decrease in net interest expense was a result of lower interest rates associated with refinancing the Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) with convertible debt in the second half of 2005, as well as an increase in interest income associated with higher short-term interest rates.
     Other income (expense), net in 2006 was $(0.9) million compared to $10.5 million in 2005. Results in 2005 included the receipt of an $11.0 million cash distribution associated with excess assets in a trust that was established for a divested business. This topic is further discussed under “Contingencies – Crucible Materials Corporation” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, in 2005 we recognized a $1.1 million gain on the fair value of call options on Goodrich common stock which were sold in the fourth quarter of 2005 as part of our redemption of the TIDES.
     Our effective tax rate in the second quarter of 2006 was 36.5%, compared to 36.0% in 2005.
     Net income was $4.2 million, or $0.19 per share, in the second quarter of 2006 compared to $21.1 million, or $0.99 per share, in 2005. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $108.3 million in the second quarter of 2006 were 6% higher than the $101.7 million reported in 2005. Sales at Garlock Sealing Technologies were higher in 2006 due to higher demand and selected price increases in the oil, gas and refining markets when compared to 2005, partially offset by lower demand in Europe. Sales at Stemco increased as a result of higher demand in the heavy duty truck and trailer OEM markets and selected price increases. Garlock Rubber Technologies experienced higher sales due to selected price increases and higher demand for belt products, while Plastomer Technologies benefited from increased shipments of sheet products in the second quarter of 2006.
     Segment profit decreased from $18.7 million in 2005 to $18.5 million in the second quarter of 2006. Profits at Garlock Sealing Technologies were negatively impacted by an unfavorable product mix and higher expenses at its European operations, while Stemco and Garlock Rubber Technologies benefited from higher volumes and selected price increases. Operating margins for the segment decreased from 18.4% in the second quarter of 2005 to 17.1% in the comparable quarter of 2006. The decrease in operating margin was primarily attributable to an unfavorable product mix and increased costs at Stemco, Plastomer Technologies and Garlock Sealing Technologies.
     Engineered Products. Sales of $100.4 million in the second quarter of 2006 were 13% higher than the $89.1 million reported in 2005. Order levels and sales volumes continued to remain strong at Quincy Compressor as a result of strength in a majority of its U.S. markets. Sales at France Compressor Products exceeded 2005 levels due to increased volumes in its European markets. Sales increased at GGB compared to the second quarter of 2005 as a result of selected price increases and higher volumes in the general industrial markets of North America.
     Segment profits were $16.4 million in the second quarter of 2006, or 38% higher than the $11.9 million reported in 2005. Profits at Quincy Compressor increased as a result of higher sales volume and selected price increases. GGB’s profits increased in 2006 due to improved operating performance at its Slovakian manufacturing facility and cost reduction initiatives. Operating margins increased from 13.4% in 2005 to 16.3% in the second quarter of 2006.
     Engine Products and Services. Sales decreased 37% in the second quarter of 2006 to $18.3 million from $29.1 million in 2005. The decrease was attributable to the absence of engine shipments during the quarter and lower aftermarket revenue when compared to the second quarter of 2005.
     The segment reported a profit of $1.1 million in the second quarter of 2006 compared to $3.0 million in 2005. Results in 2006 were adversely impacted by lower parts sales and increased material and product integration expenses. Segment margins in the first quarter of 2006 were 6.0% compared to 10.3% in 2005.
Six Months Ended June 30, 2006, Compared to the Six Months Ended June 30, 2005
     Sales increased 5% from $431.9 million in 2005 to $455.0 million in 2006. Sales in 2006 were favorably impacted by increased demand in Stemco’s heavy-duty truck market, increased requirements in the industrial markets served by Quincy Compressor, higher demand in the North American sealing markets, and selected price increases at several business units. This increase was partially offset by lower sales in the Engine Products and Services segment due to fewer engine shipments and lower aftermarket revenue.

     Segment profit increased 18% from $62.9 million in 2005 to $74.3 million in 2006. Segment profit in 2006 benefited from higher volumes in the Sealing Products and Engineered Products segments, selected price increases, and cost reductions associated with our TCV initiatives. Segment profit in 2005 was adversely impacted by a $3.5 million contract loss provision established at Fairbanks Morse Engine. Segment margins in 2006 were 16.3% compared to 14.6% in 2005.
     Corporate expenses were $15.2 million in 2006 compared to $13.9 million in 2005. This increase in 2006 was primarily due to stock-based compensation and benefit-related expenses.
     Asbestos expenses in 2006 were $25.6 million, compared to $6.8 million in 2005. The increase was the result of our asbestos insurance being fully allocated to pending and future estimated claims during the second quarter of 2006 and the associated charges to income to cover claims and legal fees that otherwise would have been covered by insurance.
     Net interest expense during the first half of 2006 was $1.6 million, compared to $3.0 million in 2005. The decrease in net interest expense was a result of lower interest rates associated with convertible debt refinancing in the second half of 2005, as well as an increase in interest income associated with higher short-term interest rates.
     Other income for the six months ended June 30, 2005, benefited from the receipt of $11.0 million associated with excess assets in a trust that was established for a divested business. Additionally, in 2005 we recognized a $1.5 million gain on the fair value of call options on Goodrich common stock.
     Our effective tax rate in the first half of 2006 was 36.5%, compared to 36.0% in 2005.
     Net income was $19.0 million, or $0.88 per share, for the first six months of 2006 compared to $31.1 million, or $1.46 per share, in 2005. Earnings per share are expressed on a diluted basis.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments are funded from cash balances on hand and cash generated from operations. We have additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $16.6 million and $16.4 million of cash during the six months ending June 30, 2006 and 2005, respectively. This includes a working capital increase of $34.0 million in 2006, compared to an increase of $30.2 million in 2005. Working capital normally builds during the first half of the year as seasonal activity increases in many of our markets.
     Investing activities used $21.8 million and $55.2 million of cash during the six months ending June 30, 2006 and 2005, respectively. The results in 2005 were impacted by a reclassification of $41.0 million of unrestricted cash balances to restricted balances as a result of posting cash collateral required to secure bonds associated with two adverse asbestos verdicts under appeal, while the 2006 results include a reclassification from restricted cash to unrestricted cash as a result of the dismissal of one of the verdicts under appeal. Capital expenditures in the first half of 2006 were $15.9 million, compared to $12.8 million during the same period of 2005. The increase in 2006 reflects spending associated with modernization activities at our manufacturing facility in Palmyra, New York. Investing activities in 2006 include payments of $11.6 million associated with acquisitions, while results in 2005 include payments associated with the acquisition of a minority interest of a foreign operation.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. We have not borrowed against this facility. The facility is secured by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of EnPro and our U.S. subsidiaries, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     At March 31, 2006, the maximum available amount under the facility was $60 million. We amended and extended this facility on April 26, 2006, and the facility matures on April 21, 2011. As amended, the maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is only permitted under certain circumstances that had not occurred at June 30, 2006.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 19 sites at each of which the costs to us are expected to exceed the $100,000 threshold for required reporting in this discussion and analysis. Investigations have been completed for 15 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.2 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the amount, $15.1 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.2 million each at June 30, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of June 30, 2006, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.7 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 800,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.1 billion in settlements and judgments and over $350 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 119,700 open cases at June 30, 2006, we are aware of approximately 7,700 (6.5%) that involve a claimant alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2005 and 2004 was much lower than the number in 2003 (15,300 and 17,400 compared to 44,700). That trend continued in the first half of 2006 (4,200 new filings compared to 8,400 in the first half of 2005). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio, additional tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee, actions taken and rulings by some judges and court administrators that have the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease, acceleration of claims into past years, and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims, as the number of new annual claims alleging mesothelioma, lung and other cancers has been relatively equal for the past three years.
     Product Defenses. The asbestos-containing products formerly sold by Garlock and Anchor were encapsulated, which means the asbestos fibers were incorporated into the product during the manufacturing process and sealed in a binder. They were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
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
     Recent Trial Results. During the first half of 2006, Garlock began six trials involving seven plaintiffs. Three of the trials involving four plaintiffs settled during trial in Philadelphia. A case in California and another case in Dallas also settled during trial. A retrial of a Kentucky case resulted in an adverse verdict of $1.6 million. Garlock was allocated $900,000 of the verdict, significantly less than the $1.75 million share of a $5 million verdict allocated against Garlock in the previous trial. Garlock plans to appeal the new verdict. In addition, two cases in Philadelphia were dismissed after the juries were selected but before the trials began because there was an insufficient showing of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits settled during the course of the trials. In a Texas lawsuit that settled during trial, which involved a plaintiff with mesothelioma, the jury returned with a defense verdict in Garlock’s favor just after the settlement was reached. A Los Angeles trial involving a living mesothelioma patient resulted in an adverse verdict, but the claim was settled as part of a larger group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The other 2005 trial was the Kentucky trial described in the previous paragraph that resulted in a verdict that was later overturned and was retried in 2006.
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
     Appeals. Garlock is appealing significant adverse verdicts against it. Garlock has a track record of success in a majority of its previous appeals, and we believe that Garlock will continue to be successful in the appellate process. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. There can be no assurance that any or all of Garlock’s pending or future appeals will be successful.
     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the usage of a significant amount of our cash for the periods of such appeals. As of June 30, 2006, we had $35.4 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount was reduced from $41.1 million in connection with the successful Ohio appeal previously discussed, when the Ohio appeal bond was terminated in May 2006.

     During the second quarter of 2006, Garlock reached agreement on a settlement of a case on appeal from a 2004 adverse verdict in Los Angeles. The parties agreed to settle for the amount of the compensatory damages plus statutory post-judgment interest. The substantial punitive damage award will not be paid. The settlement agreement was reached at the same time as a settlement with the same plaintiffs’ law firm on that firm’s pending cases for the remainder of 2006, which settlement sets guidelines for future settlements. We expect that the Los Angeles settlement will be paid in the third quarter. Once the settlement is paid and the case is dismissed, most of the remaining restricted cash, now serving as collateral for the appeal bond, will move back to unrestricted cash accounts.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $41 million in the first half of 2006 (which include the amount committed to settle the Los Angeles case) compare favorably to new commitments of $43 million in the first half of 2005. Garlock hopes to continue to reduce annual settlement commitments for the full year.
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
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. As of June 30, 2006, Garlock had available $505 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, Garlock classifies $59 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has collected approximately $2.6 million from insolvent carriers during the first half of 2006, bringing total insolvent collections from 2002 through the first half of 2006 to $36 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $505 million of collectible insurance and trust assets, we consider $436 million (86%) to be high quality because it is (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in insurance trusts resulting from commutation agreements. We consider $69 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($56 million) or (b) with various London market carriers ($13 million). Of the $505 million, $246 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no annual limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the annual limits available in subsequent years.
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning the settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At June 30, 2006, the market value of the funds remaining in the trust was approximately $55.9 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, Garlock received $22 million in early 2005 in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At June 30, 2006, the market value of the funds remaining in the trust was approximately $34.8 million.
     During the first quarter of 2005, we reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in satisfaction of $26 million of total nominal coverage in three equal bi-annual payments of $7 million. The $5 million difference reflects discounting for present value and solvency and litigation risks. The first payment was received in May 2005, the second is due in May 2007 and the third is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     In May 2006, we reached agreement with a U.S. insurer that resolves a dispute that has been pending since 2003. The settlement put an end to two lawsuits and an arbitration proceeding that have been very costly. The insurer claimed that a previous release in connection with the settlement of certain Anchor policies acted to release the policies at issue as well. Pursuant to the settlement, we will receive a total of $21 million over eight years, with the first payment of $4 million due in December 2006. The additional $19 million of policy limits from this insurer will not be received. This compromise reduced our remaining available insurance by that $19 million amount.
     Garlock is in discussions with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $45.6 million of our insurance receivables at June 30, 2006. The insurers do not dispute the amount of available insurance coverage, and we anticipate that we will reach an agreement with the insurers in 2006 that likely will spread the payments of the agreed amount of insurance over a number of years.

     As a result of the 2006 insurance compromise, the settlements committed and expenses incurred, and changes in the estimate of our future asbestos liability provided by our estimation expert during the second quarter, we fully allocated all of our remaining unallocated asbestos insurance to pending and future claims. This resulted in us recording a charge to income of approximately $21 million in the quarter ended June 30, 2006, most of which resulted from the full allocation of insurance available for asbestos-related claims.
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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at the low end of the range, which was $286 million at June 30, 2006. The amount includes $76 million for advanced-stage cases and settled claims (including $8.9 million of accrued legal and other fees already incurred but not yet paid), and $210 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims does not include legal fees and expenses to be incurred in the future.
     Our outside counsel retained the claims valuation expert Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience and to assist and advise in connection with the management of Garlock asbestos claims and to provide its estimation of Garlock’s liability for pending and reasonably estimable future asbestos claims. Bates White’s initial report was dated February 17, 2005, and is updated quarterly. The most recent update is dated July 18, 2006. The updated report states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $277 million to $623 million.” Bates White’s estimate is without consideration of any tax benefit and is not discounted to present value.
     This quarter’s estimate reflects a much broader range adopted by Bates White than the ranges it adopted for other reporting periods beginning in the fourth quarter of 2005. Bates White advised us that recent developments and emerging trends in Garlock’s asbestos litigation environment, as described below, have increased the range of Garlock’s liability for future asbestos personal injury claims.
     During the last several years, the number of non-malignant claims filed against Garlock and the costs to resolve such claims have steadily decreased. These declines have continued for more than two years. In addition, several prominent asbestos defendants currently operating under the protection of the United States Bankruptcy Code have recently announced global settlements of their present and future asbestos claims. Pursuant to the settlements, they will establish asbestos trusts under section 524(g) of the Bankruptcy Code to receive and pay claims. These defendants sought protection under chapter 11 and ceased paying claims several years ago; since that time Garlock’s defense and indemnity costs have increased by several multiples. The section 524(g) trusts will likely emerge sooner and be wealthier than Garlock previously expected. While the impact of these developments is uncertain, Bates White and we believe that the imminent emergence of the section 524(g) trusts will result in a reduction in Garlock’s payments and that the cost to resolve claims against Garlock may gradually decline toward the levels Garlock experienced prior to the bankruptcies of these defendants.

     Contemporaneously with these positive developments, Garlock has experienced several adverse verdicts and increased trial pressure in certain jurisdictions that appear to have contributed to an increase in the cost of resolving serious disease claims. The higher level of payments appears to be higher than can be explained solely by the impact of the bankruptcies of other defendants. Based on Garlock’s claims experience, the upper end of Bates White’s estimated range has increased substantially, from $378.7 million last quarter to $623 million this quarter. This increase reflects Bates White’s opinion that there is an increased possibility that the cost to Garlock of resolving cancer claims during the next ten years may be substantially higher than previously estimated. It appears to Bates White to be equally likely that part of the increasing costs arises from factors unrelated to prior bankruptcies and that those factors may continue to impact settlement values even after the 524(g) trusts begin paying claims.
     During the third quarter, we will continue to monitor developments and key assumptions that affect the estimated range of liabilities and work with our expert to update data and assumptions. The quarterly updates could result in a narrowing of the probable range of Garlock’s asbestos liabilities. Changes in the estimate could have a material effect on our financial position and results of operations.
     We note that, in addition to the broad range of their reasonable and probable estimate, Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $216 million to $699 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” We also note, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. Scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion.
     The full allocation of our remaining solvent insurance does not alter our strategy for managing our potential asbestos liabilities and insurance assets. However, the full allocation has accelerated the timing of the recognition of charges to income for future asbestos claims. The low end of our estimate of the liability for pending and unasserted claims, when combined with the amount of insurance receivables that we have recorded, now exceeds the total remaining amount of insurance available for the payment of such claims. As a result, we recorded a charge to income of approximately $21 million in the second quarter. We will continue to record charges to income in future quarters in the amount of the sum of:
•	Fees and expenses incurred, plus

•	Increases, if any, in the estimate of Garlock’s potential liability, including settlement payments made that are not offset by a decline in the low end of the probable range of the estimated future liability, and quarterly increases that result from additional quarters added to the estimation period, plus

•	The amount, if any, of any solvent insurance lost or commuted that is not offset by insolvent recoveries.
     The quarterly charges to income resulting from the full allocation of our insurance coverage will not impact our near-term, net cash outflows for asbestos-related claims above what they otherwise would have been, as we continue to have significant coverage available under the insurance policies for the payment of claims.

     As of June 30, 2006, we had remaining solvent insurance coverage of $505 million that we believe will be available for the payment of asbestos-related claims. At that time we had paid out $246 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in our Consolidated Balance Sheets. We also have accrued a liability of $76 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and we have accrued an additional liability of $210 million for early-stage and unasserted claims as described above.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, and the amount that we expect Garlock to recover from insurance related to this liability.

	As of and for the
	Six Months Ended
	June 30,
	2006	2005
Pending Cases
New actions filed during period (1)	4,200	8,400
Open actions at period-end (1)	119,700	123,200
Cash Flow (dollars in millions)
Payments (2)	$(69.3)	$(83.8)
Insurance recoveries (2)	45.8	59.9

Net cash flow	$(23.5)	$(23.9)

Remaining Solvent Insurance (dollars in millions)
Total solvent insurance available	$505.0	$606.5
Insurance billed but not yet collected (3)	(245.8)	(236.0)
Estimated liability for settled and advanced stage cases (4)	(76.0)	(93.9)
Estimated liability for early-stage and unasserted claims (5)	(209.6)	(159.0)
Amounts in estimated liability not recoverable from insurance	26.4	6.1

Unallocated solvent insurance	$0.0	$123.7

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 600 in the first half of 2006; 4,400 in 2005; 7,300 in 2004; and 10,300 in 2003) are not included.

(2)	Includes amounts with respect to all payments for settlements and expenses and insurance recoveries made in the period. In the six months ended June 30, 2006 and 2005, we recorded $25.6 million and $6.8 million, respectively, as an expense in our Consolidated Statements of Operations.

(3)	At June 30, 2006, included cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to the annual limit imposed under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.

(4)	Includes amounts with respect to the estimated liability for settled claims and actions in advanced stages of processing (including $8.9 million of accrued legal and other fees at June 30, 2006 for services rendered prior to that date). At June 30, 2006, we classified $65.5 million as a current liability and $10.5 million as a non-current liability in our Consolidated Balance Sheets.

(5)	Based on an estimated range of potential asbestos-related liabilities. The amount for early-stage cases and unasserted claims likely to be filed against Garlock in the future reflects the low end of a range of potential liabilities. We classified this amount as a non-current liability in our Consolidated Balance Sheets. We caution that future asbestos liabilities remain highly uncertain.
     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims. However, recent trial results and the threat of large verdicts impact the implementation of the strategy, and therefore it is likely that Garlock will continue from time to time to enter into settlements that involve large numbers of cases when it believes that the risk of a large adverse verdict outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations if Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage available from our solvent carriers, we believe that pending asbestos actions are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against our subsidiaries. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to litigate, settle or satisfy any such actions in the future and the finite amount of insurance available for future payments, those future actions could have a material adverse effect on our financial condition, results of operations and cash flows.
     Reform Legislation. While reform measures continue to be adopted on a state-by-state basis in a number of jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. We are cautiously optimistic that reform legislation ultimately will be adopted by the U.S. Congress; however, it appears unlikely that such legislation will be adopted in 2006.
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

Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of June 30, 2006:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$18.5	July 2006	38.14 koruna/euro
Buy euro/sell USD	14.5	July 2006 – May 2008	1.221 to 1.315 USD/euro
Buy USD/sell euro	9.1	July 2006 – Dec 2006	1.221 to 1.232 USD/euro
Sell euro/buy Australian dollar	4.6	July 2006	1.727 Australian dollar/euro
Buy USD/sell Canadian dollar	4.1	July 2006 – Dec 2006	1.158 to 1.211 Canadian dollar/USD
Buy koruna/sell euro	2.4	July 2006 – Dec 2006	39.024 to 39.050 koruna/euro
Buy euro/sell pesos	1.9	July 2006	14.35 peso/euro
Buy USD/sell pounds	0.7	July 2006 – Dec 2006	1.745 USD/pounds

	$55.8

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2006.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average	Purchased as Part of	Shares (or Units) That May
	Units) Purchased	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs (1)	Plans or Programs (1)
April 1 – April 30, 2006	1,715	(2)	—	—

May 1 – May 31, 2006	-0-	—	—	—

June 1 – June 30, 2006	2,140	(2)	—	—

Total	3,855	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Amounts shown reflect shares purchased with funds that otherwise would have been used to pay directors’ fees that were deferred in the first and second quarters of 2006. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished a total of 3,855 shares to the rabbi trust in exchange for management and other services provided by the Company. Of this amount, 1,715 shares were valued at a price of $34.42 per share, the average price of the Company’s common stock on April 4, 2006, and 2,140 shares were valued at a price of $33.65 per share, the average price of the Company’s common stock on June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders was held on April 28, 2006. The following sets forth the voting results on each of the matters voted upon at the meeting:
(a)	Election of Directors

	No. of Votes	No. of Votes
Nominee	“For”	“Withheld”
J.P. Bolduc	17,942,688	90,558
Peter C. Browning	17,811,392	221,854
Joe T. Ford	17,969,973	63,273
James H. Hance, Jr.	17,911,459	121,787
Gordon D. Harnett	17,969,770	63,476
William R. Holland	17,967,455	65,791
Wilbur J. Prezzano, Jr.	17,938,008	95,238
Ernest F. Schaub	17,977,328	55,918
     There were no broker non-votes with respect to the election of directors.
(b)	Ratification of Independent Registered Public Accounting Firm for 2006

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
17,977,610	48,001	7,635	—
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of August, 2006.

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