Form 10-Q
period 2006-09-30
ENPRO INDUSTRIES, INC
filed 2006-11-07
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☐     No ☑
As of November 1, 2006, there were 21,168,703 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2006 and 2005
(in millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$228.6	$199.6	$683.6	$631.5

Operating costs and expenses:
Cost of sales	156.7	133.7	455.9	422.7
Selling, general and administrative expenses	47.7	44.4	145.9	141.1
Asbestos-related expenses	28.7	6.5	54.3	13.3
Other	1.3	0.1	2.1	0.4

	234.4	184.7	658.2	577.5

Operating income (loss)	(5.8)	14.9	25.4	54.0
Interest expense	(2.1)	(2.3)	(6.1)	(6.8)
Interest income	1.2	0.6	3.6	2.1
Other income	—	2.4	0.3	14.9

Income (loss) before income taxes	(6.7)	15.6	23.2	64.2
Income tax benefit (expense)	2.4	(5.6)	(8.5)	(23.1)

Net income (loss)	$(4.3)	$10.0	$14.7	$41.1

Basic earnings per share	$(0.20)	$0.48	$0.71	$1.99

Diluted earnings per share	$(0.20)	$0.47	$0.68	$1.93

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2006 and 2005
(in millions)

	2006	2005
OPERATING ACTIVITIES
Net income	$14.7	$41.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.7	17.9
Amortization	6.2	5.4
Deferred income taxes	0.4	13.2
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos receivables, net of liabilities	18.6	(16.7)
Receivables	(11.1)	(9.9)
Inventories	(13.2)	(10.5)
Accounts payable	4.9	(4.2)
Other current assets and liabilities	1.2	(5.3)
Other non-current assets and liabilities	1.1	(1.5)

Net cash provided by operating activities	42.5	29.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30.3)	(19.0)
Receipts from (deposits into) restricted cash accounts	39.8	(41.1)
Payments in connection with acquisitions of businesses	(27.3)	(1.6)
Other	1.2	0.3

Net cash used in investing activities	(16.6)	(61.4)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.6	0.9
Other	0.1	1.2

Net cash provided by financing activities	0.7	2.1

Effect of exchange rate changes on cash and cash equivalents	1.9	(1.4)

Net increase (decrease) in cash and cash equivalents	28.5	(31.2)
Cash and cash equivalents at beginning of year	109.5	108.0

Cash and cash equivalents at end of period	$138.0	$76.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.3	$6.9
Income taxes	$8.1	$9.9
Payments for asbestos-related claims, net of insurance claims	$35.7	$30.0
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30,	December 31,
	2006	2005*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$138.0	$109.5
Accounts and notes receivable	134.3	114.0
Asbestos insurance receivable	99.7	104.7
Inventories	82.2	65.0
Other current assets	20.6	23.1

Total current assets	474.8	416.3
Property, plant and equipment	164.1	147.7
Goodwill	160.2	144.7
Other intangible assets	70.4	62.5
Asbestos insurance receivable	390.6	388.1
Restricted cash	1.3	41.1
Other assets	78.0	75.8

Total assets	$1,339.4	$1,276.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.5	$—
Accounts payable	62.7	55.6
Asbestos liability	61.7	81.6
Other accrued expenses	77.2	70.4

Total current liabilities	202.1	207.6
Long-term debt	185.7	185.2
Deferred income taxes	20.8	23.3
Retained liabilities of previously owned businesses	28.9	28.2
Environmental liabilities	27.5	27.7
Asbestos liability	225.7	189.7
Other liabilities	76.5	74.6

Total liabilities	767.2	736.3

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,168,703 shares in 2006 and 21,022,909 shares in 2005	0.2	0.2
Additional paid-in capital	416.7	411.4
Retained earnings	132.6	117.9
Accumulated other comprehensive income	24.2	12.0
Common stock held in treasury, at cost – 230,600 shares in 2006 and 236,400 shares in 2005	(1.5)	(1.6)

Total shareholders’ equity	572.2	539.9

Total liabilities and shareholders’ equity	$1,339.4	$1,276.2

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncements
     Overview
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
     The Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, has been revised to reflect deposits into restricted cash accounts ($41.1 million) as an “Investing Activity,” rather than as a “Financing Activity.” This revision did not change any of the account balances on the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, any elements therein, or the total of Cash Provided by Operating Activities, or the net decrease in cash and cash equivalents included in our Consolidated Statement of Cash Flows. In addition, certain other amounts in the accompanying 2005 financial statements have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently uses its fiscal year-end as its measurement date and, as a result, that new requirement will not affect it. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on current estimates, upon adoption of SFAS 158, the Company expects to record an after-tax reduction to shareholders’ equity of approximately $14 million at December 31, 2006. However, this amount may not be indicative of future amounts recorded because changes in actuarial assumptions, such as the discount rate and actual return on plan assets, may impact the future funded status of the Company’s plans. The adoption of SFAS 158 will not affect the Company’s results of operations.
2. Acquisitions
     In May 2006, the Company acquired Allwest Compressor Services, a privately-held manufacturer of compressor components primarily for the natural gas and oil production industries in Western Canada. This acquisition is included in the Company’s Engineered Products segment.
     In July 2006, the Company acquired Amicon Plastics, a privately-held company that manufactures and sells customized fluoropolymer and engineered plastic components primarily to semiconductor, pump and valve, oilfield and other industries. This acquisition will be included in the Company’s Sealing Products segment. Southwest Compressor Services and H.A.R. Compressor Products, which were also acquired during the third quarter, will be included in the Company’s Engineered Products segment.
     The acquisitions completed during 2006 were paid for with $27.3 million in cash, and a $1.0 million note payable to one of the sellers. The acquisitions resulted in an increase in working capital of $4.6 million, an increase in property, plant and equipment of $2.9 million, an increase in goodwill of $8.7 million, an increase in other intangible assets of $11.8 million, and an increase in other assets of $0.3 million.

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
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of assets held in the Back-Up Trust were released to Coltec during the second quarter of 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt in the second quarter of 2005. This topic is discussed further in Note 11, “Commitments and Contingencies – Crucible Materials Corporation.”
     Until December 2005, the Company owned call options on Goodrich Corporation common stock to provide protection against the risk that the cash required to finance conversion of the 5 1/4% Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) into Goodrich common stock could exceed the liquidation value of the TIDES. The call options were derivative instruments and were carried at fair value in the Company’s Consolidated Balance Sheets. Changes in fair value were reflected in income. During the quarter and nine months ended September 30, 2005, the Company recorded increases of $2.4 million and $3.9 million, respectively, in the fair value of these call options.
4. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Net income (loss)	$(4.3)	$10.0	$14.7	$41.1
Unrealized translation adjustments	4.2	0.4	12.6	(7.1)
Changes in minimum pension liability	—	—	—	0.6
Net unrealized losses from cash flow hedges	(0.1)	(0.2)	(0.4)	(0.6)

Total comprehensive income (loss)	$(0.2)	$10.2	$26.9	$34.0

     The cumulative translation adjustment included in accumulated other comprehensive income as of December 31, 2004, June 30, 2005 and September 30, 2005, contained immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets. Had the cumulative translation adjustments been correctly recorded in these periods, the unrealized translation adjustments and total comprehensive income for the quarter ended September 30, 2005, would have been $0.0 million and $9.8 million, respectively, and the unrealized translation adjustments and total comprehensive income for the nine months ended September 30, 2005, would have been $(19.0) million and $22.1 million, respectively. Such errors had no effect upon net income, earnings per share or cash flows for any period. The cumulative impact of errors was corrected as of December 31, 2005.

5. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$(4.3)	$10.0	$14.7	$41.1

Denominator:
Weighted-average shares – basic	20.9	20.7	20.9	20.7
Employee stock options	0.5	0.6	0.5	0.6
Performance share awards	0.2	—	0.1	—
Convertible debentures	—	—	0.1	—

Weighted-average shares – diluted	21.6	21.3	21.6	21.3

Earnings per share:
Basic	$(0.20)	$0.48	$0.71	$1.99

Diluted	$(0.20)	$0.47	$0.68	$1.93

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
6. Inventories
     Inventories consist of the following:

	As of	As of
	September 30,	December 31,
	2006	2005
	(in millions)
Finished products	$40.2	$37.3
Costs relating to long-term contracts and programs	43.7	29.3
Work in process	20.7	18.6
Raw materials and supplies	25.5	21.6

	130.1	106.8
Reserve to reduce certain inventories to LIFO basis	(16.3)	(15.5)
Progress payments	(31.6)	(26.3)

Total	$82.2	$65.0

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

7. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2006 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2005	$43.1	$94.5	$7.1	$144.7

Acquisitions	4.4	4.3	—	8.7
Foreign currency translation	0.8	6.0	—	6.8

Goodwill, net as of September 30, 2006	$48.3	$104.8	$7.1	$160.2

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$42.2	$15.0	$32.7	$12.4
Existing technology	16.5	2.8	16.5	2.4
Trademarks	29.0	4.3	27.2	3.1
Other	10.1	5.3	8.9	4.9

	$97.8	$27.4	$85.3	$22.8

     Amortization expense for the nine months ended September 30, 2006 and 2005 was $4.3 million and $4.1 million, respectively. The Company has trademarks included in the table above with indefinite lives valued at approximately $16 million that are not being amortized as of September 30, 2006 and December 31, 2005.
8. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at September 30, 2006.
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

9. Pensions and Post-Retirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other post-retirement plans for the quarters and nine months ended September 30, 2006 and 2005, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Service cost	$2.3	$1.9	$0.3	$0.2
Interest cost	2.6	2.3	0.2	0.2
Expected return on plan assets	(2.9)	(2.4)	—	—
Amortization of prior service cost	0.7	0.7	—	—
Amortization of net loss	0.4	0.3	—	—

	$3.1	$2.8	$0.5	$0.4

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Service cost	$6.9	$5.7	$0.9	$0.6
Interest cost	7.8	6.9	0.6	0.6
Expected return on plan assets	(8.7)	(7.2)	—	—
Amortization of prior service cost	2.1	2.1	—	(0.1)
Amortization of net loss	1.2	0.9	—	0.1

	$9.3	$8.4	$1.5	$1.2

     The Company anticipates that there will be no required funding in 2006 of its U.S. defined benefit pension plans. However, the Company made a discretionary contribution of $10 million in the third quarter of 2006 to its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $2 million in 2006 to its foreign pension plans.
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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Sales
Sealing Products	$107.3	$97.0	$323.6	$299.2
Engineered Products	97.2	82.8	294.9	263.4
Engine Products and Services	24.2	20.1	65.8	70.1

	228.7	199.9	684.3	632.7
Intersegment sales	(0.1)	(0.3)	(0.7)	(1.2)

Total sales	$228.6	$199.6	$683.6	$631.5

Segment Profit
Sealing Products	$17.9	$16.9	$57.5	$53.7
Engineered Products	15.0	10.0	48.0	35.1
Engine Products and Services	(1.8)	0.9	(0.1)	1.9

Total segment profit	31.1	27.8	105.4	90.7

Corporate expenses	(7.6)	(6.0)	(22.8)	(19.9)
Asbestos-related expenses	(28.7)	(6.5)	(54.3)	(13.3)
Interest expense, net	(0.9)	(1.7)	(2.5)	(4.7)
Other income (expense), net	(0.6)	2.0	(2.6)	11.4

Income (loss) before income taxes	$(6.7)	$15.6	$23.2	$64.2

     Segment assets are as follows:

	September 30,	December 31,
	2006	2005
	(in millions)
Sealing Products	$221.5	$189.7
Engineered Products	338.3	300.9
Engine Products and Services	73.5	64.6
Corporate	706.1	721.0

	$1,339.4	$1,276.2

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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.6 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the September 30, 2006 amount, $14.7 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
     The Company believes that its reserves for environmental contingencies are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, the Company believes that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005, and a third report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.5 million each at September 30, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of September 30, 2006, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.6 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2006 and 2005, are as follows:

	2006	2005
	(in millions)
Balance at beginning of year	$3.6	$3.4
Charges to expense	3.5	2.5
Charges to the accrual	(3.3)	(2.3)

Balance at end of period	$3.8	$3.6

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 112,500 open cases at September 30, 2006, the Company is aware of approximately 8,100 (7.2%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2005 and 2004 was much lower than the number in 2003 (15,300 and 17,400 compared to 44,700). That trend continued in the first nine months of 2006 (6,100 new filings compared to 11,000 in the first nine months of 2005). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the past three years, have declined in the first nine months of 2006.
     Product Defenses. The asbestos in products formerly sold by Garlock and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
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
     Recent Trial Results. During the first nine months of 2006, Garlock began six trials involving seven plaintiffs. In Philadelphia, three lawsuits involving four plaintiffs settled during trial before the juries reached verdict. A lawsuit in California and another case in Dallas also settled during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Garlock was able to settle six of these lawsuits during the trials. In a mesothelioma case in Texas, the jury returned a defense verdict in Garlock’s favor just after settlement was reached. A Los Angeles jury returned an award to a living mesothelioma claimant, but Garlock was able to settle the claim as part of a large group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The final 2005 trial was the Kentucky case described in the previous paragraph, which resulted in a verdict that was later overturned and subsequently retried in 2006.
     During 2004, Garlock began seventeen trials involving twenty plaintiffs. Juries returned verdicts against Garlock in six cases. Garlock won defense verdicts with respect to three plaintiffs (in two trials) and the judge directed verdicts in favor of Garlock in two cases. There were two trials started in another case, both of which resulted in mistrials. Seven cases were settled during trial. In another case, the jury was unable to reach a verdict.
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. However, earlier this year the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock will pay that verdict, with post-judgment interest, in the fourth quarter of 2006. At September 30, 2006,

Garlock appeals are pending from verdicts totaling $5.5 million, down from more than $40 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At September 30, 2006, the Company had $1.3 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount was reduced from $41.1 million to $35.4 million in connection with the successful Ohio appeal previously discussed, when the Ohio appeal bond was terminated in May 2006. The settlement of a California case on appeal, described below, resulted in the further reduction of this amount from $35.4 million to $1.3 million.
     During the second quarter of 2006, Garlock settled an appeal of a 2004 adverse verdict in Los Angeles. Under the settlement, Garlock paid the full amount of the compensatory damages plus statutory post-judgment interest, but the substantial punitive damage award was not paid. The settlement agreement was reached at the same time as a settlement with the same plaintiffs’ law firm on that firm’s pending cases for the remainder of 2006. The settlement sets guidelines for future settlements.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $59 million in the first nine months of 2006 (which include the amount committed to settle the Los Angeles case that was on appeal and the amount that will be needed to satisfy the Maryland verdict in the fourth quarter) compare favorably to new commitments of $60.4 million in the first nine months of 2005.
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
     Insurance Coverage. At September 30, 2006, Garlock had available $490 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and expense payments. In addition, at September 30, 2006, Garlock classified $58 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has collected approximately $3.8 million from insolvent carriers during the first nine months of 2006, bringing total collections from insolvent carriers from 2002 through the first nine months of 2006 to approximately $37 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $490 million of collectible insurance and trust assets, the Company considers $421 million (86%) to be high quality because the assets are (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $69 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($56 million) or (b) with various London market carriers ($13 million). Of the $490 million, $253 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the limits in subsequent years.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At September 30, 2006, the market value of the funds remaining in the trust was approximately $50.6 million.
     In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, Garlock received $22 million in early 2005 in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At September 30, 2006, the market value of the funds remaining in the trust was approximately $28.2 million.
     During the first quarter of 2005, the Company reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in three equal bi-annual payments of $7 million. The first payment was received in May 2005, the second and third payments are due in May 2007 and May 2009, respectively. The payments are guaranteed by the parent company of the settling insurers.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, the Company will receive a total of $21 million over eight years, with the first payment of $4 million due in December 2006.
     During the third quarter of 2006, Garlock reached an agreement in principle with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $51.1 million of the Company’s insurance receivables at September 30, 2006. The Company anticipates that an agreement will be signed in November 2006 that likely will spread the payments of the $194 million of insurance in various annual payments to be made from 2007 through 2018.
     During the second quarter of 2006, the Company fully allocated all of its remaining unallocated insurance available for asbestos-related claims to pending and future claims. As a result, the Company recorded a charge to income of approximately $29 million in the quarter ended September 30, 2006, much of which would previously have been allocated to insurance coverage. The charges reflect legal fees and expenses during the quarter and an increase in the estimate of the future asbestos liability of the Company’s subsidiaries.
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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a broad range of possible values, and the Company believes that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, the Company recorded a liability at the low end of the range, which was $287 million at September 30, 2006. The amount includes $72 million for advanced-stage cases and settled claims (including $8.4 million of accrued legal and other fees already incurred but not yet paid), and $215 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims does not include legal fees and expenses to be incurred in the future.
     The Company’s outside counsel retained the claims valuation expert Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience, to assist and advise management in connection with the management of Garlock’s asbestos claims, and to provide an estimation of Garlock’s liability for pending and reasonably estimable future asbestos claims. Bates White’s initial estimation opinion was dated February 17, 2005. Bates White updates its opinion quarterly. The most recent Bates White opinion, dated October 17, 2006, states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $279 million to $623 million.” The liability amounts in Bates White’s estimate range are before any tax benefit and are not discounted to present value.
     The updated Bates White estimate for the third quarter of 2006 provides a range of estimated potential asbestos obligations that is similar to the range provided in the second quarter. However, the low end of the range increased by $2 million despite the fact that approximately $22 million was spent on settlements during the quarter, reflecting a $24 million increase in the estimated liability. The impact of settlement payments was more than offset by a net increase in the estimate for other current and future claims. The increase resulted from several new settlements, an adverse decision on an appeal from a verdict in Baltimore, and an additional quarter added to the estimation periods (two to four years for economically-driven non-malignant claims and ten years for cancer claims and medically-driven non-malignant claims) to replace the third quarter.

     In the second quarter of 2006, the Company reported that Bates White estimated a range of probable liability that was substantially broader than the range of Bates White’s estimates for previous quarters. To determine whether Bates White could render a more refined range of reasonable and probable estimates for the third quarter, the Company reviewed with Bates White the factors and the assumptions underlying the claims scenarios that comprised the range for the second quarter. The Company analyzed recent trends in Garlock’s litigation experience, including increases in settlement values of cancer claims in certain jurisdictions, the progressive decline of claims by persons alleging non-malignant conditions, and the results of recent trials and appeals. The Company also evaluated the probable future decrease in the settlement values of claims against Garlock that may result from resolutions of the asbestos liabilities of numerous defendants in pending bankruptcy cases and the creation by those bankrupt defendants over the next several years of asbestos trusts under section 524(g) of the Bankruptcy Code with funds estimated to exceed $30 billion. Finally, the Company discussed with Bates White its settlement goals – to minimize the amount of annual cash payments in excess of insurance collections to produce (i) a continuing downward trend of net cash outflows over the next several years while insurance proceeds remain available for collection, and (ii) a manageable level of cash payments after the insurance is exhausted – and analyzed with them the potential impact of its strategy on the amount and timing of Garlock’s future asbestos expenditures.
     The Company’s discussions with its expert about the range of estimated potential obligations will be ongoing. At present, Bates White has concluded that Garlock’s future asbestos expenditures remain highly uncertain principally because of uncertainties about (i) the amount and timing of funds that will become available for the payment of asbestos-related claims from the bankruptcy trusts, and (ii) the impact of those funds on the settlement payments that will be negotiated by the remaining non-bankrupt defendants, including Garlock. As a result, Bates White has advised the Company that all of the scenarios within the $279 million to $623 million range of reasonable and probable estimates of Garlock’s future asbestos expenditures continue to be equally likely. The Company will continue in future quarters to monitor and evaluate developments in Garlock’s asbestos litigation, the asbestos bankruptcy cases and other factors that may influence the amount and timing of Garlock’s future asbestos expenditures. As events develop and Bates White obtains new information regarding these factors, Bates White might narrow its range of reasonable and probable estimates of Garlock’s future asbestos expenditures. Any significant change in Bates White’s estimate could have a material effect on the Company’s consolidated financial position and results of operations.
     In addition to the broad range of their reasonable and probable estimate, Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $223 million to $698 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” The Company also notes, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. Scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion.
     The full allocation of the Company’s remaining solvent insurance does not alter the Company’s strategy for managing the potential asbestos liabilities and insurance assets of its subsidiaries. However, the full allocation has accelerated the timing of the recognition of charges to income for future asbestos claims. The low end of the Company’s estimate of the liability for pending and unasserted claims, when combined with the amount of insurance receivables that the Company has recorded, exceeds the total remaining amount of insurance available for the payment of such claims. As a result, the Company recorded a charge to income of approximately $29 million in the third quarter. The Company will continue to record charges to income in future quarters for:
•	Fees and expenses incurred (approximately $7 million in the third quarter), plus

•	Increases, if any, in the estimate of Garlock’s potential liability (including settlement payments made that are not offset by a decline in the low end of the probable range of the estimated future liability) and quarterly increases that result from additional quarters added to the estimation period (approximately $24 million in the third quarter), plus

•	The amount, if any, of any solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts (approximately $2 million improvement in the third quarter).
     The quarterly charges to income resulting from the full allocation of the Company’s insurance coverage will not impact near-term, net cash outflows for asbestos-related claims above what they otherwise would have been, as long as the Company continues to have significant insurance coverage available for the payment of claims.
     As of September 30, 2006, the Company had remaining solvent insurance coverage of $490 million that it believes will be available for the payment of asbestos-related claims. At that time its subsidiaries had paid out $253 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in the Company’s Consolidated Balance Sheets at September 30, 2006. The Company also has accrued a liability of $72 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and it has accrued an additional liability of $215 million for Garlock’s early-stage and unasserted claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, and the amount that the Company expects Garlock to recover from insurance related to this liability.

	As of and for the
	Nine Months Ended
	September 30,
	2006	2005
Pending Cases
New actions filed during period (1)	6,100	11,000
Open actions at period-end (1)	112,500	121,300
Cash Flow (dollars in millions)
Payments (2)	$(98.3)	$(107.3)
Insurance recoveries (2)	62.6	77.3

Net cash flow	$(35.7)	$(30.0)

Solvent Insurance (dollars in millions)
Insurance billed but not yet collected (3)	$253.0	$236.6
Insurance available for pending and future claims	237.3	352.9

Total solvent insurance available	$490.3	$589.5

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 700 and 4,100, respectively, in the first nine months of 2006 and 2005) are not included.

(2)	Includes amounts with respect to all payments for settlements and expenses and insurance recoveries made in the period. In the nine months ended September 30, 2006 and 2005, the Company recorded $54.3 million and $13.3 million, respectively, as an expense in its Consolidated Statements of Operations.

(3)	Includes cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to limits imposed on annual recoveries under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.
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
Overview and Outlook
     Overview. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We operate 31 primary manufacturing facilities in North America, Europe, and Asia, and employ approximately 4,400 people.
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
     Outlook. We expect sales to increase in 2006 compared to 2005, primarily due to increased demand in selected markets, price improvements in various product lines, new product introductions, and the impact of recently completed acquisitions which should also result in improved operating margins and an increase in segment profit.

     We anticipate net cash flows from operating activities in 2006 will benefit from improved segment profits when compared to 2005. Capital spending in 2006 is expected to exceed 2005 spending primarily as a result of a strategy to modernize our Palmyra, New York manufacturing facility and a continued focus on manufacturing efficiency and new product development.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. Because we accrue an estimated liability for both pending and future claims, all of our remaining insurance available for asbestos-related claims has been fully committed or allocated to previously paid, pending and estimated future claims. As a result, we will incur charges to income to cover additional future claims and legal fees that otherwise would have been covered by insurance as well as for changes in estimated liabilities for previously accrued claims. However, these asbestos-related charges will not impact our near-term, net cash outflows for asbestos-related claims above what they otherwise would have been, as long as we continue to have significant insurance coverage available for the payment of claims. See our discussion regarding “– Contingencies-Asbestos.”
     See our discussion regarding “– Forward-Looking Information” for additional information about factors that may cause future results or events to differ from those indicated in this section and elsewhere in this report.
Results of Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Sales Sealing Products	$107.3	$97.0	$323.6	$299.2
Engineered Products	97.2	82.8	294.9	263.4
Engine Products and Services	24.2	20.1	65.8	70.1

	228.7	199.9	684.3	632.7
Intersegment sales	(0.1)	(0.3)	(0.7)	(1.2)

Total sales	$228.6	$199.6	$683.6	$631.5

Segment Profit
Sealing Products	$17.9	$16.9	$57.5	$53.7
Engineered Products	15.0	10.0	48.0	35.1
Engine Products and Services	(1.8)	0.9	(0.1)	1.9

Total segment profit	31.1	27.8	105.4	90.7

Corporate expenses	(7.6)	(6.0)	(22.8)	(19.9)
Asbestos-related expenses	(28.7)	(6.5)	(54.3)	(13.3)
Interest expense, net	(0.9)	(1.7)	(2.5)	(4.7)
Other income (expense), net	(0.6)	2.0	(2.6)	11.4

Income (loss) before income taxes	$(6.7)	$15.6	$23.2	$64.2

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
Third Quarter of 2006 Compared to the Third Quarter of 2005
     Sales of $228.6 million in the third quarter of 2006 increased 15% from $199.6 million in the comparable quarter of 2005. Acquisitions and favorable foreign exchange contributed five percentage points to this increase. The Sealing Products segment benefited from strong demand in the North American and European markets of Garlock Sealing Technologies, increased shipments to original equipment manufacturers and aftermarket customers served by Stemco, and the impact of the Amicon acquisition made during the third quarter of 2006. The Engineered Products segment experienced higher sales volumes as a result of the continued strength in Quincy Compressor’s markets, strong economic conditions experienced in the European industrial markets of GGB, and additional sales associated with the Allwest acquisition completed in the second quarter of 2006. Increased engine shipments to the U.S. Navy favorably impacted revenue for the Engine Products and Services segment.
     Segment profit, management’s primary measure of how our operations performed during the quarter, increased 12% from $27.8 million in 2005 to $31.1 million in 2006 despite a $3.1 million charge established at Fairbanks Morse Engine due to increased costs associated with U.S. Navy engine contracts. Higher volumes, selected price increases at most units, and the impact of the acquisitions previously discussed more than offset the additional loss provision recorded at Fairbanks Morse Engine. Segment margins, defined as segment profit divided by sales, decreased from 13.9% in the third quarter of 2005 to 13.6% in the comparable quarter of 2006.
     Corporate expenses for the third quarter of 2006 were $7.6 million compared to $6.0 million in the comparable quarter of 2005. This increase was primarily the result of higher performance based compensation expense in 2006.
     Asbestos expenses in the third quarter of 2006 were $28.7 million, compared to $6.5 million in 2005. Because our insurance is fully allocated to previously paid, pending and future estimated claims, we incurred additional charges to income to cover claims and legal fees that previously would have been covered by insurance.
     Net interest expense in the third quarter of 2006 was $0.9 million, compared to $1.7 million in 2005. The decrease in net interest expense was a result of lower interest rates associated with refinancing the Convertible Preferred Securities – Term Income Deferred Equity Securities (“TIDES”) with convertible debt in the fourth quarter of 2005, as well as an increase in interest income associated with higher short-term interest rates.
     Other income, net in 2005 was $2.0 million compared to an expense of $0.6 million in 2006. The income reported in 2005 primarily related to a gain on the fair value of call options on Goodrich common stock which were subsequently sold in the fourth quarter of 2005 as part of our redemption of the TIDES.
     Our effective tax rate in the third quarter of 2006 was 36.5%, compared to 36.0% in 2005.
     The net loss for the third quarter of 2006 was $(4.3) million, or $(0.20) per share, compared to net income of $10.0 million, or $0.47 per share, in 2005. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $107.3 million in the third quarter of 2006 were 11% higher than the $97.0 million reported in 2005. An acquisition and favorable foreign exchange contributed five percentage points to this increase. Sales at Garlock Sealing Technologies increased in 2006 due to higher demand and selected price increases in the oil, gas and refining markets, as well as increased revenues in the power generation and pharmaceutical markets in Europe. Sales at Stemco were higher in 2006 as a result of increased demand in the heavy duty truck and trailer markets and selected price increases. Plastomer Technologies benefited from incremental revenue associated with the Amicon acquisition completed early in the third quarter of 2006.
     Segment profit increased from $16.9 million in 2005 to $17.9 million in the third quarter of 2006. Profits at Garlock Sealing Technologies were favorably impacted by higher volumes, selected price increases and a gain associated with the favorable settlement of a lawsuit in Europe, partially offset by an environmental remediation charge associated with the modernization project at the Palmyra, New York facility. Plastomer Technologies’ profit increased primarily as a result of the acquisition previously discussed. Stemco’s profit in the third quarter of 2006 was lower than 2005 due to an unfavorable product mix and higher manufacturing costs; while Garlock Rubber Technologies was negatively impacted by lower productivity. Segment margins decreased from 17.4% in the third quarter of 2005 to 16.7% in the comparable quarter of 2006. The decrease in segment margin was primarily attributable to an unfavorable product mix at Stemco and lower productivity at Garlock Rubber Technologies.
     Engineered Products. Sales of $97.2 million in the third quarter of 2006 were 17% higher than the $82.8 million reported in 2005. An acquisition and favorable foreign exchange contributed four percentage points to this increase. Order levels and sales volumes continued to remain strong at Quincy Compressor as a result of strength in a majority of its U.S. markets. Sales increased at GGB compared to the third quarter of 2005 due to higher volumes in the industrial markets of Europe. Sales at France Compressor Products exceeded 2005 levels due to higher volumes in Europe and the Allwest acquisition completed in the second quarter of 2006.
     Segment profits were $15.0 million in the third quarter of 2006, or 50% higher than the $10.0 million reported in 2005. Profits at Quincy Compressor increased as a result of higher sales volume, selected price increases, and cost reduction initiatives. GGB’s profits increased in 2006 due to higher volumes in the European markets, improved operating efficiencies at its Slovakian manufacturing facility and cost reduction initiatives. Segment margins increased from 12.1% in 2005 to 15.4% in the third quarter of 2006.
     Engine Products and Services. Sales increased 20% in the third quarter of 2006 to $24.2 million from $20.1 million in 2005. The increase was attributable to higher U.S. Navy engine shipments during the third quarter when compared to 2005.
     The segment reported a loss of $1.8 million in the third quarter of 2006 compared to a profit of $0.9 million in 2005. Results in 2006 were adversely impacted by $3.1 million of additional costs associated with several U.S. Navy engine programs and lower after-market revenue.
Nine Months Ended September 30, 2006, Compared to the Nine Months Ended September 30, 2005
     Sales increased 8% from $631.5 million in 2005 to $683.6 million in 2006. Sales in 2006 were favorably impacted by increased demand in Stemco’s heavy-duty truck market, increased requirements in the industrial markets served by Quincy Compressor, higher demand in the North American sealing markets, increased volumes in the European industrial markets served by GGB and increased revenue associated with the acquisitions of Allwest and Amicon. These increases were partially offset by lower sales in the Engine Products and Services segment due to fewer engine shipments and lower aftermarket revenue.
     Segment profit increased 16% from $90.7 million in 2005 to $105.4 million in 2006. Segment profit in 2006 benefited from higher volumes in the Sealing Products and Engineered Products segments, selected price increases, completed acquisitions, and cost reductions associated with our TCV initiatives. Segment margins in 2006 were 15.4% compared to 14.4% in 2005.
     Corporate expenses for the first nine months of 2006 were $22.8 million compared to $19.9 million in the comparable quarter of 2005. This increase was primarily the result of higher performance based compensation expense in 2006.
     Asbestos expenses in 2006 were $54.3 million, compared to $13.3 million in 2005. The increase was the result of our asbestos insurance being fully allocated to previously paid, pending and future estimated claims during the second quarter of 2006 and the associated charges to income to cover claims and legal fees that otherwise would have been covered by insurance.
     Net interest expense during the first nine months of 2006 was $2.5 million, compared to $4.7 million in 2005. The decrease in net interest expense in 2006 was a result of lower interest rates associated with convertible debt refinancing in the second half of 2005, as well as an increase in interest income associated with higher short-term interest rates.
     Other income, net for the nine months ended September 30, 2005, was $11.4 million compared to an expense of $2.6 million in 2006. The results in 2005 benefited from the receipt of $11.0 million associated with excess assets in a trust that was established for a divested business and a $3.9 million gain due to the increase in the fair value of call options on Goodrich common stock.
     Our effective tax rate for the nine months ended September 30, 2006 was 36.5%, compared to 36.0% in 2005.
     Net income was $14.7 million, or $0.68 per share, for the first nine months of 2006 compared to $41.1 million, or $1.93 per share, in 2005. Earnings per share are expressed on a diluted basis.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, and acquisitions are funded from cash balances on hand and cash generated from operations. We have additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $42.5 million and $29.5 million of cash during the nine months ended September 30, 2006 and 2005, respectively. This includes a working capital increase of $18.2 million in 2006, compared to an increase of $29.9 million in 2005. The increase in working capital in 2005 and 2006 was the result of higher seasonal demand and associated business activities at the operating units.
     Investing activities used $16.6 million and $61.4 million of cash during the nine months ended September 30, 2006 and 2005, respectively. The results in 2005 were impacted by a $41.1 million reclassification of unrestricted cash balances to restricted balances as a result of posting cash collateral required to secure bonds associated with adverse asbestos verdicts under appeal. The 2006 results benefited from the reclassification of $39.8 million from restricted cash to unrestricted cash due to the resolution of several verdicts under appeal. Capital expenditures in the first nine months of 2006 were $30.3 million, compared to $19.0 million during the same period of 2005. The increase in 2006 reflects spending associated with modernization activities at our manufacturing facility in Palmyra, New York. Investing activities in 2006 include payments of $27.3 million associated with acquisitions, while results in 2005 include payments associated with the acquisition of a minority interest of a foreign operation.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. We have not borrowed against this facility, which matures on April 21, 2011. The facility is secured by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of EnPro and our U.S. subsidiaries, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is only permitted under certain circumstances that had not occurred at September 30, 2006.
     We used a portion of the net proceeds from the sale of the debentures to enter into call options (hedge and warrant transactions), which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stock from conversion of the debentures and have the effect to us of increasing the conversion price of the debentures to $46.78 per share.

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
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2006 and December 31, 2005, EnPro had accrued liabilities of $33.6 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the September 30, 2006 amount, $14.7 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
     We believe that our reserves for environmental contingencies are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, another actuarial report was completed in 2005, and a third report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.5 million each at September 30, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of September 30, 2006, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.6 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 112,500 open cases at September 30, 2006, we are aware of approximately 8,100 (7.2%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2005 and 2004 was much lower than the number in 2003 (15,300 and 17,400 compared to 44,700). That trend continued in the first nine months of 2006 (6,100 new filings compared to 11,000 in the first nine months of 2005). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the past three years, have declined in the first nine months of 2006.
     Product Defenses. The asbestos in products formerly sold by Garlock and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental

Protection Agency. Nevertheless, Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales, and its sales of asbestos-containing products were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
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
     Recent Trial Results. During the first nine months of 2006, Garlock began six trials involving seven plaintiffs. In Philadelphia, three lawsuits involving four plaintiffs settled during trial before the juries reached verdict. A lawsuit in California and another case in Dallas also settled during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Garlock was able to settle six of these lawsuits during the trials. In a mesothelioma case in Texas, the jury returned a defense verdict in Garlock’s favor just after settlement was reached. A Los Angeles jury returned an award to a living mesothelioma claimant, but Garlock was able to settle the claim as part of a large group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share is approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share is approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. Another Illinois jury and a Washington jury each returned defense verdicts for Garlock in December 2005. The final 2005 trial was the Kentucky case described in the previous paragraph, which resulted in a verdict that was later overturned and subsequently retried in 2006.
     During 2004, Garlock began seventeen trials involving twenty plaintiffs. Juries returned verdicts against Garlock in six cases. Garlock won defense verdicts with respect to three plaintiffs (in two trials) and the judge directed verdicts in favor of Garlock in two cases. There were two trials started in another case, both of which resulted in mistrials. Seven cases were settled during trial. In another case, the jury was unable to reach a verdict.
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. We believe that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. To that point, in March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. However, earlier this year the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock will pay that verdict, with post-judgment interest, in the fourth quarter of 2006. At September 30, 2006, Garlock appeals are pending from verdicts totaling $5.5 million, down from more than $40 million at December 31, 2005.

     In some cases, appeals require the provision of security in the form of an appeal bond, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of our cash for the periods of such appeals. At September 30, 2006, we had $1.3 million of cash collateral relating to appeal bonds recorded as restricted cash in the Consolidated Balance Sheet. This amount was reduced from $41.1 million to $35.4 million in connection with the successful Ohio appeal previously discussed, when the Ohio appeal bond was terminated in May 2006. The settlement of a California case on appeal, described below, resulted in the further reduction of this amount from $35.4 million to $1.3 million.
     During the second quarter of 2006, Garlock settled an appeal of a 2004 adverse verdict in Los Angeles. Under the settlement, Garlock paid the full amount of the compensatory damages plus statutory post-judgment interest, but the substantial punitive damage award was not paid. The settlement agreement was reached at the same time as a settlement with the same plaintiffs’ law firm on that firm’s pending cases for the remainder of 2006. The settlement sets guidelines for future settlements.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. In 1999 and 2000, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy. Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments of $59 million in the first nine months of 2006 (which include the amount committed to settle the Los Angeles case that was on appeal and the amount that will be needed to satisfy the Maryland verdict in the fourth quarter) compare favorably to new commitments of $60.4 million in the first nine months of 2005.
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
     Insurance Coverage. At September 30, 2006, Garlock had available $490 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and expense payments. In addition, at September 30, 2006, Garlock classified $58 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock has collected approximately $3.8 million from insolvent carriers during the first nine months of

2006, bringing total collections from insolvent carriers from 2002 through the first nine months of 2006 to approximately $37 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $490 million of collectible insurance and trust assets, we consider $421 million (86%) to be high quality because the assets are (a) written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (B++) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. We consider $69 million (14%) to be of moderate quality because it is with (a) other solvent U.S. carriers who are unrated or below investment grade ($56 million) or (b) with various London market carriers ($13 million). Of the $490 million, $253 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries in any year that would be recoverable from insurance if there was no limit may be collected from the insurance companies in subsequent years so long as insurance is available, subject to the limits in subsequent years.
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, Garlock received $30 million in payment of receivables in the third quarter of 2004, and another $88 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At September 30, 2006, the market value of the funds remaining in the trust was approximately $50.6 million.
     In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, Garlock received $22 million in early 2005 in payment of receivables and another $55.5 million was placed in an independent trust. The funds in the trust are available to pay future asbestos-related claims and expenses, and the trust is billed monthly. At September 30, 2006, the market value of the funds remaining in the trust was approximately $28.2 million.
     During the first quarter of 2005, we reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in three equal bi-annual payments of $7 million. The first payment was received in May 2005, the second and third payments are due in May 2007 and May 2009, respectively. The payments are guaranteed by the parent company of the settling insurers.
     In May 2006, we reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, we will receive a total of $21 million over eight years, with the first payment of $4 million due in December 2006.
     During the third quarter of 2006, Garlock reached an agreement in principle with a significant group of related U.S. insurers about the terms of the annual payment limit and the proper interpretation of provisions in the insurers’ policies relating to legal fees and expenses. These insurers have withheld payments pending resolution of the matter. This payment delay accounts for $51.1 million of our insurance receivables at September 30, 2006. We anticipate that an agreement will be signed in

November 2006 that likely will spread the payments of the $194 million of insurance in various annual payments to be made from 2007 through 2018.
     During the second quarter of 2006, we fully allocated all of our remaining unallocated insurance available for asbestos-related claims to pending and future claims. As a result, we recorded a charge to income of approximately $29 million in the quarter ended September 30, 2006, much of which would previously have been allocated to insurance coverage. The charges reflect legal fees and expenses during the quarter and an increase in the estimate of the future asbestos liability of our subsidiaries.
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
     Quantitative Claims and Insurance Information. Due to its uncertain nature, management’s estimate of the liability for early-stage and unasserted claims covers a broad range of possible values, and we believe that no single amount in the range is a better estimate than any other amount in the range. Therefore, in accordance with applicable accounting rules, we recorded a liability at the low end of the range, which was $287 million at September 30, 2006. The amount includes $72 million for advanced-stage cases and settled claims (including $8.4 million of accrued legal and other fees already incurred but not yet paid), and $215 million for early-stage and unasserted claims. The recorded amount for early-stage and unasserted claims does not include legal fees and expenses to be incurred in the future.
     Our outside counsel retained the claims valuation expert Bates White, LLC, to review Garlock’s product history, historical claims information and settlement experience, to assist and advise us in connection with the management of Garlock’s asbestos claims, and to provide an estimation of Garlock’s liability for pending and reasonably estimable future asbestos claims. Bates White’s initial estimation opinion was dated February 17, 2005. Bates White updates its opinion quarterly. The most recent Bates White opinion, dated October 17, 2006, states that, “[b]ased on the range of events likely to transpire in the future, which are reasonably predicted for Garlock’s economically-driven non-malignant claims over the next two to four years and for Garlock’s cancer claims and medically-driven non-malignant claims over the next ten years, the reasonable and probable estimate of Garlock’s obligation for asbestos personal injury claims ranges from $279 million to $623 million.” The liability amounts in Bates White’s estimate range are before any tax benefit and are not discounted to present value.
     The updated Bates White estimate for the third quarter of 2006 provides a range of estimated potential asbestos obligations that is similar to the range provided in the second quarter. However, the low end of the range increased by $2 million despite the fact that approximately $22 million was spent on settlements during the quarter, reflecting a $24 million increase in the estimated liability. The impact of settlement payments was more than offset by a net increase in the estimate for other current and future claims. The increase resulted from several new settlements, an adverse decision on an appeal from a verdict in Baltimore, and an additional quarter added to the estimation periods (two to four years for economically-driven non-malignant claims, and ten years for cancer claims and medically-driven non-malignant claims) to replace the third quarter.
     In the second quarter of 2006, we reported that Bates White estimated a range of probable liability that was substantially broader than the range of Bates White’s estimates for previous quarters. To determine whether Bates White could render a more refined range of reasonable and probable estimates for the third quarter, we reviewed with Bates White the factors and the assumptions underlying the claims scenarios that comprised the range for the second quarter. We analyzed recent trends in

Garlock’s litigation experience, including increases in settlement values of cancer claims in certain jurisdictions, the progressive decline of claims by persons alleging non-malignant conditions, and the results of recent trials and appeals. We also evaluated the probable future decrease in the settlement values of claims against Garlock that may result from resolutions of the asbestos liabilities of numerous defendants in pending bankruptcy cases and the creation by those bankrupt defendants over the next several years of asbestos trusts under section 524(g) of the Bankruptcy Code with funds estimated to exceed $30 billion. Finally, we discussed with Bates White our settlement goals – to minimize the amount of annual cash payments in excess of insurance collections to produce (i) a continuing downward trend of net cash outflows over the next several years while insurance proceeds remain available for collection, and (ii) a manageable level of cash payments after the insurance is exhausted – and analyzed with them the potential impact of our strategy on the amount and timing of Garlock’s future asbestos expenditures.
     Our discussions with our expert about the range of estimated potential obligations will be ongoing. At present, Bates White has concluded that Garlock’s future asbestos expenditures remain highly uncertain principally because of uncertainties about (i) the amount and timing of funds that will become available for the payment of asbestos-related claims from the bankruptcy trusts, and (ii) the impact of those funds on the settlement payments that will be negotiated by the remaining non-bankrupt defendants, including Garlock. As a result, Bates White has advised us that all of the scenarios within the $279 million to $623 million range of reasonable and probable estimates of Garlock’s future asbestos expenditures continue to be equally likely. We will continue in future quarters to monitor and evaluate developments in Garlock’s asbestos litigation, the asbestos bankruptcy cases and other factors that may influence the amount and timing of Garlock’s future asbestos expenditures. As events develop and Bates White obtains new information regarding these factors, Bates White might narrow its range of reasonable and probable estimates of Garlock’s future asbestos expenditures. Any significant change in Bates White’s estimate could have a material effect on our consolidated financial position and results of operations.
     In addition to the broad range of their reasonable and probable estimate, Bates White also indicated a broader range of potential estimates of Garlock’s future obligation for the period of the estimation from $223 million to $698 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” We also note, as previously mentioned, that the amounts in the predicted range do not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. Scenarios exist that could result in a total remaining asbestos liability for Garlock in excess of $1 billion.
     The full allocation of our remaining solvent insurance does not alter our strategy for managing the potential asbestos liabilities and insurance assets of our subsidiaries. However, the full allocation has accelerated the timing of the recognition of charges to income for future asbestos claims. The low end of our estimate of the liability for pending and unasserted claims, when combined with the amount of insurance receivables that we have recorded, exceeds the total remaining amount of insurance available for the payment of such claims. As a result, we recorded a charge to income of approximately $29 million in the third quarter. We will continue to record charges to income in future quarters for:
•	Fees and expenses incurred (approximately $7 million in the third quarter), plus

•	Increases, if any, in the estimate of Garlock’s potential liability (including settlement payments made that are not offset by a decline in the low end of the probable range of the estimated future liability) and quarterly increases that result from additional quarters added to the estimation period (approximately $24 million in the third quarter), plus

•	The amount, if any, of any solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts (approximately $2 million improvement in the third quarter).
     The quarterly charges to income resulting from the full allocation of our insurance coverage will not impact near-term, net cash outflows for asbestos-related claims above what they otherwise would have been, as long as we continue to have significant insurance coverage available for the payment of claims.
     As of September 30, 2006, we had remaining solvent insurance coverage of $490 million that we believe will be available for the payment of asbestos-related claims. At that time our subsidiaries had paid out $253 million in insured claims and expenses in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies, have been billed to the insurance carriers, and are reflected as a receivable in our Consolidated Balance Sheets at September 30, 2006. We also have accrued a liability of $72 million for all settled but unpaid claims, advanced stage pending cases and legal fees incurred but not yet paid, and we have accrued an additional liability of $215 million for Garlock’s early-stage and unasserted claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, and the amount that we expect Garlock to recover from insurance related to this liability.

	As of and for the
	Nine Months Ended
	September 30,
	2006	2005
Pending Cases
New actions filed during period (1)	6,100	11,000
Open actions at period-end (1)	112,500	121,300
Cash Flow (dollars in millions)
Payments (2)	$(98.3)	$(107.3)
Insurance recoveries (2)	62.6	77.3

Net cash flow	$(35.7)	$(30.0)

Solvent Insurance (dollars in millions)
Insurance billed but not yet collected (3)	$253.0	$236.6
Insurance available for pending and future claims	237.3	352.9

Total solvent insurance available	$490.3	$589.5

(1)	Consists of actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and Anchor are named as a defendant is shown as a single action. Multiple actions filed by the same plaintiff in more than one jurisdiction are also counted as one action. Claims not filed as an action in court that were received and paid as part of previous settlements (approximately 700 and 4,100, respectively, in the first nine months of 2006 and 2005) are not included.

(2)	Includes amounts with respect to all payments for settlements and expenses and insurance recoveries made in the period. In the nine months ended September 30, 2006 and 2005, we recorded $54.3 million and $13.3 million, respectively, as an expense in our Consolidated Statements of Operations.

(3)	Includes cumulative payments made for which Garlock has not received a corresponding insurance recovery in large part due to limits imposed on annual recoveries under Garlock’s insurance arrangements, but also due to some delinquent insurance payments.
     Strategy. Garlock’s current strategy is to focus on trial-listed cases and other cases in advanced stages of processing, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims. However, recent trial results and the threat of large verdicts impact the implementation of the strategy, and therefore it is likely that Garlock will continue from time to time to enter into settlements that involve large numbers of cases when it believes that the risk of a large adverse verdict outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that the level of claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations when Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage available to our subsidiaries from solvent insurance carriers, we believe that pending asbestos actions against our subsidiaries are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period. We anticipate that asbestos-related actions will continue to be filed against our subsidiaries. Because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to litigate, settle or satisfy any such actions in the future and the finite amount of insurance available for future payments, those future actions could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of September 30, 2006:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy USD/sell euro	$21.6	Oct 2006 – Dec 2007	1.227 to 1.295 USD/euro
Sell koruna/buy euro	19.0	Oct 2006	37.46 koruna/euro
Buy euro/sell USD	14.2	Oct 2006 – May 2009	1.22 to 1.322 USD/euro
Buy USD/sell Canadian dollar	10.4	Oct 2006 – Dec 2007	1.120 to 1.208 Canadian dollar/USD
Buy koruna/sell euro	9.8	Oct 2006 – Dec 2007	38.81 to 39.04 koruna/euro
Sell euro/buy Australian dollar	5.8	Oct 2006	1.695 Australian dollar/euro
Buy euro/sell pesos	2.7	Oct 2006	14.00 peso/euro
Buy USD/sell pounds	0.3	Oct 2006 – Dec 2006	1.745 USD/pounds

	$83.8

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2006.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average	Purchased as Part of	Shares (or Units) That May
	Units) Purchased	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs (1)	Plans or Programs (1)
July 1 – July 31, 2006	-0-	—	—	—

August 1 – August 31, 2006	-0-	—	—	—

September 1 – September 30, 2006	2,474	(2)	—	—

Total	2,474	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished 2,474 shares to the rabbi trust in exchange for management and other services provided by the Company. These shares were valued at a price of $30.32 per share, the average of the high and low prices of the Company’s common stock on September 29, 2006.

Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of November, 2006.

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