Form 10-K
period 2006-12-31
ENPRO INDUSTRIES, INC
filed 2007-03-08
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report
Pursuant to Sections 13 or 15(d) of the
Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended December 31, 2006

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
Commission File Number 001-31225

ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)

North Carolina (State or other jurisdiction of incorporation)	01-0573945 (I.R.S. employer identification no.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina (Address of principal executive offices)	28209 (Zip code)
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
Yes ☑          No ☐
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
Yes ☐      No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was $695,864,000. As of February 28, 2007, there were 21,333,049 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, dated March 22, 2007, for the 2007 annual meeting of shareholders to be held on May 2, 2007 are incorporated by reference into Part III.

		Page
	PART I

Item 1	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	14
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	15

	PART II

Item 5	Registrant’s Common Equity and Related Shareholder Matters	16
Item 6	Selected Consolidated Financial Data	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8	Financial Statements and Supplemental Data	42
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A	Controls and Procedures	42
Item 9B	Other Information	43
	PART III

Item 10	Directors, Executive Officers and Corporate Governance	43
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	44
Item 13	Certain Relationships and Related Transactions, and Director Independence	44
Item 14	Principal Accountant Fees and Services	44

	PART IV

Item 15	Exhibits and Financial Statement Schedules	45
	Signatures	46
	Exhibit Index	48
	Report of Independent Registered Public Accounting Firm	52
	Consolidated Statements of Operations	54
	Consolidated Statements of Cash Flows	55
	Consolidated Balance Sheets	56
	Consolidated Statements of Changes in Shareholders’ Equity	57
	Notes to Consolidated Financial Statements	58
	Schedule II – Valuation and Qualifying Accounts	95
Exhibit 10.25
Exhibit 10.26
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 24.1
Exhibit 24.2
Exhibit 24.3
Exhibit 24.4
Exhibit 24.5
Exhibit 24.6
Exhibit 24.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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
Background
     We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We have 32 primary manufacturing facilities located in the United States and eight countries outside the United States.
     Our sales by geographic region in 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	(in millions)
United States	$543.0	$485.6	$489.1
Europe	222.8	212.1	211.6
Other	162.6	140.9	125.6

Total	$928.4	$838.6	$826.3

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
Operations
     We manage our business as three segments: a sealing products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an engineered products segment, which includes our metal polymer bearings, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components; and an engine products and services segment, which manufactures heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 16 to our Consolidated Financial Statements. Item 7 and Note 16

contain information about sales and profits for each segment, and Note 16 contains information about each segment’s assets.
Sealing Products Segment
     Overview. Our sealing products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
     Products. Our sealing products segment includes the product lines described below, which are designed, manufactured and sold by our Garlock Sealing Technologies, Stemco, Plastomer Technologies and Garlock Rubber Technologies operations.
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
     Rotary seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used in demanding applications in the steel industry, mining and pulp and paper processing under well-known brand names including Klozure® and Model 64®.
     Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include EVSP™, Synthepak® and Graph-lock®.
     Resilient metal seals provide extremely tight sealing performance for highly demanding applications such as nuclear power generation, semiconductor fabrication facilities, specific chemical processing applications and race car engines. Branded products for these markets include Helicoflex® and Ultraflex®.
     Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS™, Flowlo™ and PGE™.
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
     Plastomer Technologies manufactures PTFE specialty tape, formed PTFE products, and PTFE sheets and shapes. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft, fluid handling and semiconductor industries, and are sold under the Plastolon®, Texolon™ and Amicon™ brand names.
     Garlock Rubber Technologies manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Viblon™, Techflex™ and HeatKing™ brand names.
     Customers. Our sealing products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 40% of sales delivered to customers outside the United States in 2006. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minarra Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR and Applied Materials. In 2006, no single customer accounted for more than 3% of segment revenues.
     Competition. Competition in the sealing markets in which we operate is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality and the availability of the product. Our leading brand names, including Garlock® and Stemco®, have been built upon our long-standing reputation for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Richard Klinger Pty, Teadit, Lamons, The Flexitallic Group, Inc., SKF USA Inc., Freudenberg-NOK, Federal-Mogul Corporation and Saint-Gobain.
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
Engineered Products Segment
     Overview. Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal polymer bearing products, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components.
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
     Quincy Compressor® designs and manufactures rotary screw and reciprocating air compressors and vacuum pumps, ranging from one-third to 500 horsepower, used in a wide range of industrial applications, including the pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and automotive industries. Quincy® also sells a comprehensive line of dryers, filters and air treatment products. In addition, Quincy performs comprehensive compressed air system audits under the Air Science Engineering™ brand name and manufactures a complete line of pneumatic and hydraulic cylinders under the Ortman™ brand name.
     France Compressor Products designs, manufactures and services components for reciprocating compressors and engines. These components (packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies and components) are primarily utilized in the refining, petrochemical, natural gas transmission and general industrial markets. France Compressor Products also designs and manufactures the Gar-Seal® family of lined butterfly valves.
     Customers. Our engineered products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. France Compressor Products sells its products globally through a network of company salespersons, independent sales representatives and distributors. In 2006, no single customer accounted for more than 3% of segment revenues.
     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Norton Company and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Quincy Compressor’s major competitors include Gardner Denver, Inc., Sullair Corporation, Ingersoll-Rand Company, Atlas Copco North America Inc. and Kaeser Compressors, Inc. In the markets in which Quincy Compressor competes, competition generally is based on reliability, quality, delivery times, energy efficiency, service and price. France Compressor Products competes against original equipment manufacturers, such as Dresser Rand, Ingersoll-Rand Company, Cooper Energy Services, Nuovo Pignone and Ariel Compressor and other component manufacturers, such as C. Lee Cook, Compressor Products International and Hoerbiger Corporation. Price, availability, product quality and reliability are the primary competitive drivers in the markets served by France Compressor Products.
     Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers. Quincy Compressor’s primary raw materials are iron castings. Components used by Quincy Compressor are motors, coolers and accessories such as air dryers, filters and electronic controls. France Compressor Products’ major raw material purchases include PTFE, PEEK (Polyetheretherketone), compound additives, cast iron, bronze, steel and stainless steel bar stock. We believe that all of these raw materials and components are readily available from various suppliers.

Engine Products and Services Segment
     Overview. Our engine products and services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market our products and services under the Fairbanks Morse Engine™ brand name.
     Products. Our engine products and services segment manufactures under license heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The reciprocating engines range in size from 1,050 to 31,970 horsepower and from five to 20 cylinders. The government and the general industrial market for marine propulsion, power generation, and pump and compressor applications use these products. We have been building engines for over 110 years under the Fairbanks Morse Engine™ brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Additionally, we have been the U.S. Navy’s supplier of choice for medium-speed diesel engines and have supplied engines to the U.S. Navy for over 60 years.
     Customers. Our engine products and services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard and Exelon. In 2006, the largest customer accounted for approximately 16% of segment revenues.
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
Research and Development
     We refer to our research and development efforts as our “EnNovation” program. The goal of the program is to strengthen our product portfolios for traditional markets while simultaneously creating distinctive and breakthrough products. “EnNovation” incorporates a process to move product innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities aimed at business growth. An “EnNovation” steering team comprised of engineering and marketing leaders coordinates and oversees our new product development efforts.
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

Backlog
     At December 31, 2006, we had a backlog of orders valued at $192.4 million compared with $212.6 million at December 31, 2005. Approximately 24% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2007. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
Quality Assurance
     We believe that product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis and coordinate measuring machines. We are also able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machinery. In addition, we perform quality control tests on parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.
     As of December 31, 2006, 26 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO and/or TS certification. Ten of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
     We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use that is not patented. We do not consider our business as a whole to be materially dependent upon any particular patent, patent right, trademark, trade secret or license.
     In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel for the four-stroke reciprocating engine, and Quincy Compressor licenses from Svenska Rotor Maskiner AB its rotary screw compressor design and technology. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations
     We currently have approximately 4,400 employees worldwide. Approximately 2,700 employees are located within the U.S. and approximately 1,700 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 32% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.
     We have collective bargaining agreements in place at five of our U.S. facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from June 2007 to November 2010. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements.
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
     The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc, principally Garlock Sealing Technologies LLC and The Anchor Packing Company, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. Several risks and uncertainties may result in potential liabilities to us in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:
•	the potential for a large number of future asbestos claims that are not covered by insurance because insurance coverage is, or will be, depleted;

•	the uncertainty of the per claim value of pending and potential future asbestos claims;

•	the results of litigation and the success of our litigation and settlement strategies;

•	the potential for large adverse judgments against us resulting from any required payments not covered by insurance and any surety/appeal bonds (and related cash collateral) required in connection with appeals;

•	an increase in litigation costs, fees and expenses that are not covered by insurance;

•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;

•	the timing of claims, payments and insurance recoveries, and limitations imposed on the amount that may be recovered from insurance in any year;

•	the unavailability of any insurance for claims alleging first exposure to asbestos after July 1, 1984;

•	the potential for asbestos exposure to extend beyond specific Coltec subsidiaries arising from corporate veil piercing efforts or other claims by asbestos plaintiffs;

•	bankruptcies of other defendants; and

•	the prospect for and impact of any federal legislation providing national asbestos litigation reform.
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
     In addition, our estimated liability for claims is highly uncertain and is based on subjective assumptions. The actual liability could vary significantly from the estimate recorded in our financial statements.
     Because of the uncertainty as to the number and timing of potential future asbestos claims, as well as the amount that will have to be paid to settle or satisfy any such claims in the future (including significant bonds required by certain states while we appeal adverse verdicts), and the finite amount of insurance available for future payments, future asbestos claims could have a material adverse effect on our financial condition, results of operations and cash flows.
     For a further discussion of our asbestos exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Asbestos.”
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
     We encounter intense competition in almost all areas of our business. Customers for many of our products are attempting to reduce the number of vendors from which they purchase in order to reduce inventories. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
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
     Our businesses rely on stable prices for raw materials, the prices for which increased in 2006. While we have been successful in passing along a portion of these higher costs, there can be no assurance that we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
     Under federal and state environmental laws, Coltec or one of its subsidiaries has been named as a potentially responsible party, or is otherwise involved, at 19 sites at each of which the costs to it are expected to exceed $100,000. Investigations have been completed or are near completion for 15 of these sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that have been sold or closed and primarily deal with soil and groundwater contamination. We believe that any liability incurred for cleanup at these sites will be satisfied over a number of years, and, in some cases, the costs will be shared with other potentially responsible parties. However, unforeseen circumstances relating to these and other remediation projects could affect the timing or allocation of these liabilities or costs and our actual liabilities or costs relating to remediation projects could be significantly higher than anticipated.

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
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2006, we derived approximately 42% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
•	unfavorable fluctuations in foreign currency exchange rates;

•	adverse changes in foreign tax, legal and regulatory requirements; · difficulty in protecting intellectual property;

•	trade protection measures and import or export licensing requirements;

•	differing labor regulations;

•	political and economic instability; and

•	acts of hostility, terror or war.
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
     Our competitors may capture market share from us by selling products that claim to mirror the capabilities of our products or technology. Without sufficient protection nationally and internationally for our intellectual property, our competitiveness worldwide could be impaired, which would negatively impact our growth and future revenue. As a result, we may be required to spend significant resources to monitor and police our intellectual property rights.
Risks Related to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile.
     A relatively small number of shares traded in any one day could have a significant affect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. In particular, reports concerning asbestos litigation or asbestos reform could cause a significant increase or decrease in the market price of our common stock.
Because our quarterly revenues and operating results may vary significantly in future periods, our stock price may fluctuate.
     Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:
•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	payments related to asbestos litigation or annual costs related to asbestos litigation that are not covered by insurance;

•	the timing of receipt of insurance proceeds;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in North America, Europe, Asia and other major regions in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the United States; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
Various provisions and laws could delay or prevent a change of control.
     The anti-takeover provisions of our articles of incorporation and bylaws, our shareholder rights plan and provisions of North Carolina law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our articles of incorporation and bylaws, among other things, will:
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
     In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of our convertible debentures. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the debentures and the market price of our common stock.
Absence of dividends could reduce our attractiveness to investors.
     We have never declared or paid cash dividends on our common stock. Moreover, our current senior secured credit facility restricts our ability to pay cash dividends on common stock if availability under the facility falls below $20 million. As a result, our common stock may be less attractive to certain investors than the stock of companies with a history of paying regular dividends.
Risks Related to Our Capital Structure
Our debt agreement imposes limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.
     We have a $75 million senior secured revolving credit facility that imposes limitations on our operations, such as limitations on distributions, limitations on incurrence of indebtedness, and maintenance of a fixed charge coverage financial ratio. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to repurchase our convertible debentures at the option of the holder or upon a change of control or to pay the cash payable upon a conversion.
     Upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of tendered debentures or settlement of converted debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $75 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of interest on the debentures if a default or event of default exists under the facility. Our senior secured credit facility also prohibits prepayments of the debentures or distributions from our subsidiaries to us to make principal payments or payments upon conversion of the debentures if a default or event of default exists under the facility or the amount of the borrowing base under the facility, less the amount of outstanding borrowings under the facility and letters of credit and reserves, is less than $20 million. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We are headquartered in Charlotte, North Carolina and have 32 primary manufacturing facilities in ten states within the U.S. and eight countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	797,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Quincy, Illinois	Engineered Products	Owned	323,000
Bay Minette, Alabama	Engineered Products	Leased	143,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning our executive officers is set forth below:

Name	Age	Position
Ernest F. Schaub	63	President, Chief Executive Officer and Director

William Dries	55	Senior Vice President and Chief Financial Officer

Richard L. Magee	49	Senior Vice President, General Counsel and Secretary

John R. Smith	52	Senior Vice President – Human Resources and Administration

Wayne T. Byrne	43	Vice President and Controller

J. Milton Childress II	49	Vice President, Strategic Planning and Business Development

Robert D. Rehley	46	Vice President and Treasurer
     Ernest F. Schaub is currently President and Chief Executive Officer and has held these positions since May 2002. He is also a director of the Company. From 1999 until joining the Company, he was Executive Vice President of Goodrich Corporation and President and Chief Operating Officer of Goodrich’s Engineered Industrial Products Segment. From 1990 to 1999, Mr. Schaub was Group President, Landing Systems of Goodrich. Mr. Schaub joined Goodrich in 1971, and held a variety of engineering, manufacturing and management positions.
     William Dries is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having previously served as Senior Vice President – Finance, Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985.
     Richard L. Magee is currently Senior Vice President, General Counsel and Secretary and has held these positions since May 2002. He served as a consultant to Goodrich Corporation from October 2001 through December 2001, and was employed by Coltec Industries Inc from January 2002 through April

2002. Prior to that, Mr. Magee was Senior Vice President, General Counsel and Secretary of United Dominion Industries, Inc. from April 2000 until July 2001, having previously served as Vice President, Secretary and General Counsel. Mr. Magee was a partner in the Charlotte, North Carolina law firm Robinson, Bradshaw & Hinson, P.A. prior to joining United Dominion in 1989.
     John R. Smith is currently Senior Vice President – Human Resources and Administration and has held this position since February 2006. He served as Senior Vice President – Human Resources at Integris Metals, Inc. from January 2002 through June 2005. Mr. Smith was General Manager of the industrial welding systems business unit of Illinois Tool Works from January 2000 through December 2001. Prior to that, Mr. Smith spent over 15 years in various management roles at GNB Technologies Inc., including Senior Vice President – Human Resources.
     Wayne T. Byrne is currently Vice President and Controller and has held these positions since September 2004. He served as Vice President of Finance and Information Technology at our subsidiary, GGB LLC, from 2001 to 2004. Between 1998 and 2001, Mr. Byrne served as Vice President of Finance of Goodrich Corporation’s Quincy Compressor and AMI businesses. From 1996 until 1998, he was Vice President of Finance at Agri-Tech, Inc. Prior to 1996, Mr. Byrne held various management positions at BREED Technologies, Inc. and Harris Corporation.
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
     Robert D. Rehley is currently Vice President and Treasurer and has held these positions since May 2002. He was employed by Coltec Industries Inc from January 2002 through April 2002. Mr. Rehley was Assistant Treasurer of Metaldyne Corporation from October 2001 to January 2002, and was Executive Director – Corporate Tax for Metaldyne from December 2000 until October 2001. Previously, he was Treasurer of Simpson Industries from April 1998 until December 2000. Mr. Rehley was Director – Finance and Business Development for Cummins Engine Company, Inc. from October 1996 until April 1998.
PART II
ITEM 5. REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.” As required by Section 3.03A.12(a) of the NYSE listing standards, we filed with the NYSE the certification of our Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards.
     As of February 28, 2007, there were 5,902 holders of record of our common stock. The price range of our common stock from January 1, 2005 through December 31, 2006 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2006:
Fourth Quarter	$29.49	$35.75
Third Quarter	29.28	35.01
Second Quarter	31.61	40.08
First Quarter	26.30	34.70

	Low	High
	Sale Price	Sale Price
Fiscal 2005:
Fourth Quarter	$25.09	$34.53
Third Quarter	28.36	34.99
Second Quarter	22.34	29.25
First Quarter	25.60	29.68
     We did not declare any cash dividends to our shareholders during 2006. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends” and Note 11 to our Consolidated Financial Statements.
     The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2006.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Paid per Share	Publicly Announced	Purchased Under the
Period	Units) Purchased	(or Unit)	Plans or Programs (1)	Plans or Programs (1)
October 1 – October 31, 2006	-0-	—	—	—

November 1 – November 30, 2006	-0-	—	—	—

December 1 – December 31, 2006	2,239 (1)	$33.48 (2)	—	—

Total	2,239 (1)	$33.48 (2)	—	—

(1)	Shares were purchased by a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec, which is a wholly owned subsidiary of EnPro. We do not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished 2,239 shares to the rabbi trust in exchange for management and other services provided by EnPro. These shares were valued at a price of $33.48 per share, the average of the high and low prices of our common stock on December 29, 2006.
CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
     Set forth below is a line graph showing the yearly percentage change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers consisting of Flowserve Corporation, Robbins & Myers, Inc., Gardner Denver, Inc., Circor International, Inc., IDEX Corporation and The Gormann-Rupp Company. These manufacturing companies were chosen because they are all similarly situated to EnPro in terms of size and markets served. Each of the returns is calculated assuming the investment of $100 in each of the securities on May 24, 2002, the date our shares of common stock began to trade in anticipation of the Distribution, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on May 24, 2002 and continuing through December 31, 2006. Past performance is not necessarily indicative of future performance.
CUMULATIVE TOTAL RETURN
AMONG ENPRO INDUSTRIES, INC.,
RUSSELL 2000 INDEX AND PEER GROUP INDEX
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002, has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Statement of Operations Data:
Sales	$928.4	$838.6	$826.3	$730.1	$710.4
Income (loss) from continuing operations	$(158.9)	$58.6	$33.8	$33.2	$(12.6)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Balance Sheet Data:
Total assets (1)	$1,406.6	$1,276.2	$1,181.0	$1,020.7	$955.3
Long-term debt (including current portion)	$185.7	$185.2	$164.8	$170.2	$170.9

Per Common Share Data – Diluted:
Income (loss) from continuing operations	$(7.60)	$2.75	$1.60	$1.61	$(0.62)

(1)	For years prior to 2005, the total assets reported in the table above contain immaterial errors relating to the translation of foreign currency denominated goodwill and other intangible assets. If the translation adjustments had been properly recorded, total assets would have been $1,213.2 million, $1,044.2 million and $962.6 million for the years 2004, 2003 and 2002, respectively. There would have been no impact upon net income, earnings per share or cash flows for any of these periods due to the errors.
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
Forward-looking Statements
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

Overview
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 32 primary manufacturing facilities located in the United States and eight countries outside the United States.
     We focus on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity. We believe these strategic initiatives will increase our organic sales growth, improve our gross profit margins, provide additional leverage over time through reduced manufacturing, selling and administrative expenses as a percent of revenue, increase our income from continuing operations, and provide the cash required to sustain and grow the Company.
     We manage our business as three segments: a sealing products segment, an engineered products segment, and an engine products and services segment.
     Our sealing products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment and semiconductor fabrication.
     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer bearing and filament wound products, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and general industrial markets.
     Our engine products and services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims. During 2006, all of our remaining insurance available for asbestos-related claims was fully committed or allocated to previously paid, pending and estimated future claims. As a result, we incurred charges to income in 2006 for legal fees as well as changes in assumptions that impact our estimated liability. In addition, we incurred a significant charge in the fourth quarter of 2006 to increase the estimated liability from the low point in a broad range of estimates we previously considered to be equally-likely to the point we now believe is the best estimate in the range. For additional information on this subject, see “– Contingencies-Asbestos.”

Outlook
     We continue to make progress in connection with our strategy to improve operating efficiency through our TCV initiative, to expand our product offerings, our markets, and our customer base, to strengthen the mix of our businesses, and to manage asbestos settlements by our subsidiaries. Our strong liquidity, cash flows and relatively low leverage ratio provide us with a sound financial base upon which we can continue to grow the company.
     We expect sales to increase in 2007 compared to 2006, mainly due to improved volumes associated with market growth, price increases, full year results associated with the acquisitions completed in 2006, and increased market share as a result of new products and geographic expansion. Higher sales volumes, productivity improvements and restructuring initiatives associated with our TCV lean manufacturing program, continued focus on low cost manufacturing operations, and price increases are expected to result in improved operating margins and increased operating profits in 2007.
     We anticipate that cash flows in 2007 will benefit from improved operating income and lower net asbestos payments. Capital spending in 2007 is expected to be higher than 2006 levels as a result of the modernization project at our Garlock Sealing Technologies facilities in Palmyra and continued investments to improve operational efficiency and our focus on low cost manufacturing operations.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures in 2007; however, the impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Sales
Sealing Products	$432.5	$392.9	$374.7
Engineered Products	391.7	346.0	335.8
Engine Products and Services	105.2	101.1	116.9

	929.4	840.0	827.4
Intersegment sales	(1.0)	(1.4)	(1.1)

Total sales	$928.4	$838.6	$826.3

Segment Profit
Sealing Products	$76.5	$66.1	$58.6
Engineered Products	61.5	45.4	32.6
Engine Products and Services	4.9	5.9	0.9

Total segment profit	142.9	117.4	92.1

Corporate expenses	(31.6)	(25.5)	(26.8)
Asbestos-related expenses	(359.4)	(11.7)	(10.4)
Gain (loss) on sale of assets, net	(0.6)	5.8	(1.8)
Interest expense, net	(3.2)	(6.1)	(7.1)
Other income (expense), net	(2.3)	12.2	4.9

Income (loss) before income taxes	(254.2)	92.1	50.9
Income tax benefit (expense)	95.3	(33.5)	(17.1)

Net income (loss)	$(158.9)	$58.6	$33.8

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
     2006 Compared to 2005
     Sales increased 11% from $838.6 million in 2005 to $928.4 million in 2006. Sales in 2006 were favorably impacted by increased demand in Garlock Sealing Technologies’ markets and increased activity in Stemco’s heavy-duty truck market. Sales in 2006 also benefited from strong market demand and new product introductions at Quincy Compressor, increased activities in the industrial markets of GGB Europe and the automotive markets of GGB Americas, and higher value engine shipments at Fairbanks Morse Engine. Additionally, the acquisitions completed earlier in the year and favorable foreign currency rates accounted for two percentage points of the sales increase in 2006.
     Segment profit, management’s primary measure of how our operations performed during the year, increased 22% from $117.4 million in 2005 to $142.9 million in 2006. Higher volumes, price increases and cost reduction initiatives associated with our TCV program contributed to higher profitability in 2006. These favorable variances were partially offset by lower segment profit at Garlock Rubber Technologies due to productivity issues and lower aftermarket sales at Fairbanks Morse Engine. Segment margins, defined as segment profit divided by sales, were 15.4% in 2006 compared to 14.0% in 2005.
     Corporate expenses for 2006 were $31.6 million compared to $25.5 million in 2005. This increase was primarily the result of higher achievement levels associated with performance-based compensation in 2006.
     Asbestos expenses in 2006 were $359.4 million, compared to $11.7 million in 2005. The increase in 2006 was primarily the result of a revision to our estimated asbestos liability. Previously, we had recorded the liability at the low end of a broad ten-year range of equally likely estimates provided by an outside expert. In the fourth quarter of 2006, based on our experience over the last two years, we identified a best estimate within the expert’s range and adjusted the liability accordingly. As a result, the estimated liability recorded at December 31, 2006 was $567.9 million. For additional information on this subject, see “Contingencies – Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Net interest expense for the year ending December 31, 2006 was $3.2 million, compared to $6.1 million in 2005. The decrease in net interest expense in 2006 was a result of lower interest rates associated with our convertible debt financing completed in the second half of 2005, as well as an increase in interest income in 2006 associated with higher short-term interest rates.
     Other income, net for 2005 was $12.2 million compared to an expense of $2.3 million in 2006. The results in 2005 benefited from the receipt of $11.0 million associated with excess assets in a trust that was established for a divested business and a reduction in liabilities due to the dismissal of product liability and indemnity lawsuits associated with a previously owned subsidiary.
     Our effective tax rate for the year ending December 31, 2006 was 37.5%, compared to 36.3% in 2005. The increase in 2006 was largely due to a change in the mix of our pre-tax earnings between the U.S. and non-U.S. jurisdictions.

     The net loss for 2006 was $(158.9) million, or $(7.60) per share, compared to net income of $58.6 million, or $2.75 per share, in 2005. The decline was the result of the asbestos charge recorded in the fourth quarter of 2006. Earnings per share are expressed on a diluted basis.
     Following is a discussion of the 2006 operating results for each segment.
     Sealing Products. Sales increased 10% for the year ending December 31, 2006 to $432.5 million from $392.9 million in 2005. Sales at Stemco increased as original equipment demand in the heavy-duty truck market exceeded prior year requirements and aftermarket activity improved compared to 2005. Sales at Garlock Sealing Technologies increased in 2006 due to higher demand and selected price increases in its major markets, including the oil and gas and power generation markets. Plastomer Technologies benefited from increased demand in sheet products, machined components, and the incremental revenue from the Amicon acquisition completed early in the third quarter of 2006.
     Segment profit increased from $66.1 million in 2005 to $76.5 million for the year ending December 31, 2006. Profits at Garlock Sealing Technologies were favorably impacted by higher volumes and selected price increases, partially offset by charges for the modernization project at the Palmyra, New York facility. Plastomer Technologies’ profit increased as a result of higher demand and the accretive impact of the Amicon acquisition. Stemco’s profit in 2006 was favorably impacted by increased volumes and selected price increases, partially offset by unfavorable product mix and higher manufacturing costs; while Garlock Rubber Technologies’ profit was negatively impacted by lower productivity. Segment margins increased from 16.8% in 2005 to 17.7% in 2006.
     Engineered Products. Sales of $391.7 million for the year ending December 31, 2006 were 13% higher than the $346.0 million reported in 2005. Sales volumes at Quincy Compressor were significantly higher in 2006 as a result of strength in its U.S. markets and new product introductions. Sales increased at GGB in 2006 due to higher volumes in the industrial markets of Europe and increased automotive demand in the Americas. Sales at France Compressor Products exceeded 2005 levels due to higher volumes in Europe and the favorable impact associated with the Allwest acquisition completed in the second quarter of 2006.
     Segment profits were $61.5 million for the year ending December 31, 2006, or 35% higher than the $45.4 million reported in 2005. Profits at Quincy Compressor increased as a result of higher sales volume, selected price increases and cost reduction initiatives. GGB’s profits increased in 2006 due to higher volumes, improved operating efficiencies at its Slovakian manufacturing facility and cost reduction initiatives associated with our TCV program. Profits at France Compressor Products exceeded 2005 levels as a result of higher volumes in Europe, selected price increases and the favorable impact associated with the Allwest acquisition. Segment margins increased from 13.1% in 2005 to 15.7% in 2006.
     Engine Products and Services. Sales in 2006 were $105.2 million, compared to $101.1 million in 2005. Higher revenue associated with U.S. Navy shipbuilding programs contributed to the increase in 2006. However, this increase was partially offset by lower parts and service revenue.
     The segment reported a profit of $4.9 million in 2006, compared to a profit of $5.9 million in 2005. The results in 2006 were impacted by an unfavorable product mix associated with lower aftermarket and service revenue. Results in 2006 also include a loss contract charge of $3.1 million while a loss contract charge of $3.5 million was recorded in 2005. Segment margins in 2006 were 4.7%, compared to 5.8% in 2005.

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
     Asbestos-related expenses were $11.7 million in 2005, compared to $10.4 million in 2004. An increase in legal fees and defense costs associated with 2005 trial activities was largely offset by an increase in recoveries from insolvent insurance carriers.
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

     Net income was $58.6 million, or $2.75 per in 2005, compared to net income of $33.8 million, or $1.60 per share in 2004.
     Following is a discussion of the 2005 operating results for each segment.
     Sealing Products. Sales increased 5% in 2005 to $392.9 million from $374.7 million in 2004. Foreign currency rates accounted for one percentage point of the increase in 2005. Sales at Stemco increased as original equipment demand in the heavy-duty truck market exceeded prior year requirements and aftermarket activity improved compared to 2004. Sales at Garlock Sealing Technologies were negatively impacted by the discontinuance of unprofitable product lines in North America and customer ordering delays associated with the impact of hurricanes in the Gulf Coast region. Unfavorable volumes at Garlock Sealing Technologies were largely offset by selected price increases across several product lines and stronger demand in the upstream oil and gas production industries. Plastomer Technologies increased sales, when compared to 2004, due to higher volumes in Texolon products and specialty tapes, and selected price increases. Garlock Rubber Technologies’ sales increased in 2005 as a result of price increases implemented to offset higher raw material costs.
     Segment profit increased from $58.6 million in 2004 to $66.1 million in 2005, a 13% improvement on a year-over-year basis. Profits at Garlock Sealing Technologies benefited from selected price increases, higher volumes in several markets, product rationalization activities, and cost reduction initiatives. Higher volumes and price increases at Stemco resulted in higher profits in 2005. Selected price increases at Garlock Rubber Technologies favorably impacted 2005 profits. Plastomer Technologies benefited from a favorable product mix, price increases and cost reduction initiatives. Segment margins for 2005 were 16.8%, compared to 15.6% in 2004.
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
     Segment profit increased to $45.4 million in 2005 from $32.6 million in 2004. Segment profits in 2004 included $8.5 million of restructuring expenses, while 2005 results were not impacted by restructuring expenses. Profits at Quincy benefited in 2005 from an increase in volume across most of its product lines, a more favorable product mix and selected price increases. Profits at GGB in 2005 were favorably impacted by lower restructuring expense and price increases, partially offset by lower volumes, an unfavorable product mix in Europe, and activities associated with the start-up of the new Slovakian manufacturing site. Lower restructuring expenses at France Compressor Products in 2005, as well as an increase in volume, resulted in higher profits when compared to 2004. Segment margins were 13.1% in 2005, compared to 9.7% in 2004.
     Engine Products and Services. Sales in 2005 were $101.1 million, compared to $116.9 million in 2004. Lower engine shipments associated with U.S. Navy shipbuilding programs contributed to the decrease in revenue during 2005. However, this decrease was partially offset by higher parts and service revenue.

     The segment reported a profit of $5.9 million in 2005, compared to a profit of $0.9 million in 2004. In 2005 we recorded a $3.5 million contract loss provision associated with several engine manufacturing programs, while a $7.5 million loss provision was established in 2004. In addition, higher aftermarket and service revenue in 2005 also contributed to the increase in segment profits. Segment margins in 2005 were 5.8%, compared to 0.8% in 2004.
Restructuring and Other Costs
     Restructuring expense was $2.3 million, $1.0 million and $9.4 million for 2006, 2005 and 2004, respectively. The 2006 and 2005 expense was primarily related to restructuring activities associated with a modernization project at our Garlock Sealing Technologies manufacturing facilities in Palmyra, New York. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project, which is ongoing, will reduce the number of buildings on the site from 26 to 7 and eliminate 350,000 square feet of space, or approximately half of the space currently under roof. The modernization will be completed over five years at an expected cost between $30 million and $35 million, excluding the impact of grants, tax abatements and tax credits. The 2004 restructuring expense was primarily related to the relocation and consolidation of facilities for a domestic operation and start-up costs associated with two new foreign facilities. See Note 3 to the Consolidated Financial Statements for a discussion of restructuring and other costs in 2006, 2005 and 2004.
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
     We believe that the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
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

     Asbestos
     Beginning in 2004, we recorded a liability related to asbestos claims at the low end of a broad ten-year range of equally likely estimates provided by the firm of Bates White, LLC (“Bates White”), a recognized expert in the field of estimating asbestos-related liabilities. Due to the uncertain nature of the estimated liability, we and Bates White believed that no single amount in the range was a better estimate than any other amount in the range. In accordance with the applicable accounting rules, we recorded a liability for these claims at the lower end of the range of estimated potential liability. In the fourth quarter of 2006, based on our experience over the last two years and other factors, we identified a best estimate within the Bates White range and adjusted the liability accordingly.
     The significant assumptions underlying the material components of the estimated liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; the estimated amount to be paid per claim; and the timing and impact of large amounts that will become available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy. The actual number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in our estimate.
     With the assistance of Bates White, we periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and we adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Asbestos.”
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
     Derivative Instruments and Hedging Activities
     We have entered into foreign currency forward contracts to hedge forecasted transactions occurring at various dates through June 2008 that are denominated in foreign currencies. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.
     Pensions and PostRetirement Benefits
     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for a discussion of pension and postretirement benefits, including changes in our 2006 balance sheet resulting from the implementation of SFAS 158.
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
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements, including the expected dates of adoption and the expected effects on results of operations, cash flows and financial condition, if any.
Liquidity and Capital Resources
     Operating Cash Flows
     Operating activities provided $75.8 million, $76.4 million and $41.1 million in 2006, 2005 and 2004, respectively. In 2006, working capital increased primarily due to higher inventories and customer receivables at several of our operations. Inventory levels were higher in 2006 primarily due to higher material requirements for engine programs at Fairbanks Morse Engine. Although the 2006 working capital was impacted by an increase in accounts receivable relating to increased sales activity, the days’ sales outstanding of receivables remained constant on a year-over-year basis at 51 days. Payments for asbestos-related claims and expenses, net of insurance recoveries, were $38.0 million in 2006 compared to $21.8 million in 2005 and $40.3 million in 2004.
     Investing Cash Flows
     We used $27.5 million, $64.1 million and $26.8 million in investing activities in 2006, 2005 and 2004, respectively. Our investing activities in 2006 related to capital expenditures of $41.3 million associated with our manufacturing facilities, compared to $32.2 million in 2005 and $36.9 million in 2004. The increase in capital expenditures in 2006 reflects spending associated with the modernization activities at our manufacturing facility in Palmyra, New York and our continued strategy to increase investments in our operations as part of an effort to improve customer satisfaction and reduce costs. Investing activities in 2006 also include payments of $27.3 million associated with acquisitions, while results in 2005 include payments associated with the acquisition of the minority interest in our operation in Mexico. The results in 2005 were impacted by a $41.1 million reclassification of unrestricted cash balances to restricted cash balances as a result of posting cash collateral required to secure bonds associated with adverse asbestos verdicts on appeal. The 2006 results benefited from the reclassification of $39.8 million from restricted cash to unrestricted cash due to the resolution of several verdicts on appeal. During 2005, we received proceeds of $7.9 million primarily related to the sale of a property associated with a previously owned business. In 2004, we received proceeds of $9.8 million primarily from the sale of a surplus building and the divestiture of our Haber Tool and Sterling Die businesses.
     Financing Cash Flows
     Financing activities used $9.1 million and $3.9 million in 2005 and 2004, respectively, compared to net cash provided by financing activities of $0.7 million in 2006. Financing cash flows in 2005 included proceeds from the sale of $172.5 million of our convertible debentures. We used a substantial portion of the net proceeds from this sale to redeem the $145 million of outstanding Convertible Preferred Securities – Term Income Deferred Equity Securities, or TIDES. We also used a portion of the net proceeds from the sale of the debentures to enter into hedge and warrant transactions, which will reduce potential dilution of our common stock from the conversion of the debentures by increasing their effective conversion price. Debt issuance costs associated with this transaction were $5.2 million and are being amortized over the term of the debentures. Subsequent to the debenture offering, we sold our Goodrich call options and received proceeds of $3.0 million (which is included in net cash used in investing activities described above). Financing cash flows in 2004 were impacted primarily by the repayment of certain industrial revenue bonds.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. We have not borrowed against this facility, which matures on April 21, 2011. The facility is secured by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. The actual borrowing availability at December 31, 2006 under our senior secured revolving credit facility was $73.9 million; we have not borrowed against this facility.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at December 31, 2006.

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
     Dividends
     To date, we have not paid dividends. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. The indenture that governs the convertible debentures does not restrict us from paying dividends.
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
     We accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2006 and 2005, EnPro had accrued liabilities of $33.2 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the December 31, 2006 amount, $14.7 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.8 million each at December 31, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of December 31, 2006, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.6 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.2 billion in settlements and judgments and almost $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. The mix of cases filed in 2006 contains approximately 14% mesothelioma claims and 15% lung or other cancer claims. In the remaining 71% of the new cases, either the plaintiffs alleged non-malignant impairment or the disease or condition is not alleged and remains unknown to us. Of the 106,500 open cases at December 31, 2006, we are aware of approximately 8,100 (7.6%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and

declining incidence of asbestos-related disease. The decline in new filings has been principally in non- malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for 2003, 2004 and 2005 years, declined in 2006. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006, the extent of the decline in malignant disease claims has not been finally determined.
     Product Defenses. The asbestos in products formerly sold by Garlock and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales and were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in three of the four cases tried to verdict in 2006, and in 11 of 23 cases tried to verdict in the years 2004 through 2006. In the successful jury trials, the juries determined either that Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits settled during the trials. In a mesothelioma case in Texas, the jury returned a defense verdict in Garlock’s favor just after settlement was reached. An Illinois jury and a Washington jury also each returned defense verdicts for Garlock. A Los Angeles jury returned an award to a living mesothelioma claimant, but Garlock was able to settle the claim as part of a large group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share was approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share was approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. The final 2005 trial was the Kentucky case described in the previous paragraph, which resulted in a verdict that was later overturned and subsequently retried in 2006.
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. We believe that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. We have appealed that decision to the next level. At December 31, 2006, four Garlock appeals are pending from adverse verdicts totaling $6.8 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of our cash for the periods of such appeals. At December 31, 2006, we had $1.3 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheet. This amount was reduced from $41.1 million in connection with the successful Ohio appeal previously discussed and the settlement of a California case on appeal, described below.
     During the second quarter of 2006, Garlock settled an appeal of a 2004 adverse verdict in Los Angeles. Garlock paid the full amount of the compensatory damages plus statutory post-judgment interest, but the substantial punitive damage award was not paid. The settlement agreement was reached at the same time as settlement with the same plaintiffs’ law firm on that entire firm’s pending cases for the remainder of 2006. The agreement sets guidelines for future settlements.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments totaled $84 million in 2006. Approximately $15 million of that amount was committed to pay verdicts finalized in 2006 that had been rendered in the years 2003 – 2005.
     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, alternative sources of payment available to the plaintiff, the availability of legal defenses, and whether the action is an individual one or part of a group.
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
     Insurance Coverage. At December 31, 2006, Garlock had available $468 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and certain expense payments. In addition, at December 31, 2006, Garlock classified $57 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $468 million of collectible insurance and trust assets, we consider $408 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. We consider $60 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($54 million) or (b) with various London market carriers ($6 million). Of the $468 million, $251 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries that would be recoverable from insurance if there was no limit may be collected from the insurance companies in subsequent years, so long as insurance is available, subject to the limits in subsequent years.
     During the fourth quarter of 2006, we reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $56.6 million of our insurance receivables at December 31, 2006. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock is entitled to receive $22 million in 2007.
     In May 2006, we reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $4 million in December 2006 and will receive another $17 million in the future. As part of the agreement, Garlock agreed to forgo $19 million of nominal insurance.
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
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At December 31, 2006, the market value of the funds remaining in the two trusts was $65.4 million, which was included in the $468 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Our Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. By 2004, however, most asbestos defendants who disclose their liabilities were recording estimates of their liabilities for pending and unasserted claims. In view of the change in practice by other defendants, during 2004 we authorized counsel to retain a recognized expert to assist in estimating our subsidiaries’ liability for pending and future asbestos claims. After interviewing and qualifying several recognized experts with us, counsel selected Bates White.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. We adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase our liability to an amount equal to the low end of the estimated range ($227 million). The recording of such increased asbestos liability resulted in an increase to our insurance receivable reflecting the available insurance coverage to reimburse the Company.
     Bates White has updated its estimate every quarter since the end of 2004 and, for each quarter, the estimate has increased. The estimated range of potential liabilities provided by Bates White at December 31, 2006 was $311 million to $650 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
     Each quarter until the fourth quarter of 2006, we adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in our insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, our insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate have been recorded as charges to income.
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, we did not have sufficient history managing claims payments to our internal estimates to allow us to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, we had adopted the low-end of the range provided by Bates White. However, while our internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management have concluded that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, we have adjusted the recorded liability from the low end of the Bates White estimate to our point estimate.
     We focus on future cash flows to prepare our estimate. We make assumptions about declining future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and our judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, and (5) the input and insight provided to us by Bates White. We adjust our estimate when current cash flow results and long-term trends suggest that the targets cannot be met or will be significantly exceeded. As a result, we have a process that we believe produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $561 million, which is a point in the upper half of the Bates White range. During the fourth quarter, we recorded a pre-tax charge of $305.1 million to reflect our estimate. The estimated liability of $561 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by our actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. Realistically, we expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of our remaining solvent insurance and our adjusting the liability estimate to a point within the Bates White range have not altered our strategy for managing the potential asbestos liabilities and insurance assets of our subsidiaries.
     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $224 million to $720 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:
•	Increases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to the estimation period to maintain a ten-year liability (increases of this type have averaged approximately $8 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     Quantitative Claims and Insurance Information. Our liability at December 31, 2006 was $567.9 million (our estimate of the liability described above of $561.0 million plus $6.9 million of accrued legal and other fees already incurred but not yet paid). This amount includes $99.9 million for advanced-stage cases and settled claims and accrued legal and other fees, and $468.0 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of December 31, 2006, we had remaining solvent insurance and trust coverage of $468.1 million which is reflected on our balance sheet as a receivable and which we believe will be available for the payment of asbestos-related claims. Included in the receivable is $251.2 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies and have been billed to the insurance carriers. The remaining $216.9 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Year Ended
	December 31,
	2006	2005	2004
Pending Cases (1)
New actions filed during period	7,700	15,300	17,400
Open actions at period-end	106,500	120,500	133,400
Cash Flow (dollars in millions)
Payments (2)	$(125.7)	$(129.0)	$(122.8)
Insurance recoveries (3)	87.7	107.2	82.5

Net cash flow	$(38.0)	$(21.8)	$(40.3)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$251.2	$231.6	$218.2
Insurance available for pending and future claims	216.9	338.5	443.9

Remaining solvent insurance and trust assets	$468.1	$570.1	$662.1

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$567.9	$271.3	$233.4
Insurance available for pending and future claims	216.9	338.5	443.5

Liability in excess of insurance coverage (6)	351.0	—	—
Insurance receivable for previously paid claims	251.2	231.6	218.2

Liability in excess of anticipated insurance collections (6)	$99.8	—	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 700 in 2006, 4,400 in 2005, and 7,300 in 2004) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	For 2006, the liability represents management’s best estimate of the future payments for the ten-year period 2007-2016. For 2005 and 2004, the liability represents the low end of a range of equally likely future payments for the following ten-year periods. Amounts shown include $6.9 million, $10.7 million and $6.9 million at December 31, 2006, 2005 and 2004, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims. However, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve large numbers of cases, including early-stage cases, when it believes that the risk outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage available to our subsidiaries from solvent insurance carriers, we believe that pending asbestos actions against our subsidiaries are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in given future periods. We anticipate that asbestos claims will continue to be filed against our subsidiaries. Because of the uncertainty as to (1) the number and timing of potential future claims, (2) the amount that will have to be paid to litigate, settle or satisfy claims, and (3) the finite amount of insurance available for future payments, future claims could have a material adverse effect on our financial condition, results of operations and cash flows.
     Reform Legislation. While reform measures continue to be adopted on a state-by-state basis in a number of jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the near future.

Off Balance Sheet Arrangements
     Lease Agreements
     We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2006, approximately $35.2 million of future minimum lease payments were outstanding under these agreements. See Note 17, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
     Debt and Capital Lease Guarantees
     At December 31, 2006, we have outstanding contingent liabilities for guaranteed debt and lease payments of $10.6 million related to previously divested businesses.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2006 is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$185.7	$—	$13.2	$—	$172.5
Operating leases	35.2	8.1	13.2	7.4	6.5
Other long-term liabilities	62.2	9.4	8.1	5.9	38.8

Total	$283.1	$17.5	$34.5	$13.3	$217.8

     Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. Additional discussion regarding the convertible debentures is included in Note 11 to the Consolidated Financial Statements.
     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2006. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, – Other Contingent Liability Matters,” and in Note 17 to the Consolidated Financial Statements.
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
Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2006. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	—	$3.6	$9.6	—	—	$172.5	$185.7	$230.2
Average interest rate	—	7.2%	6.5%	—	—	3.9%	4.1%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2006.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$24.1	Jan 2007	34.520 to 34.552 koruna/euro
Buy USD/sell euro	16.9	Jan 2007 – Dec 2007	1.276 to 1.295 USD/euro
Buy euro/sell USD	15.7	Jan 2007 – June 2008	1.237 to 1.322 USD/euro
Buy koruna/sell euro	8.9	Jan 2007 – Dec 2007	38.308 to 38.806 koruna/euro
Buy USD/sell Canadian dollar	8.3	Jan 2007 – Dec 2007	1.120 to 1.129 Canadian dollar/USD
Sell euro/buy Australian dollar	6.9	Jan 2007	0.594 to 0.595 euro/Australian dollar
Buy euro/sell pesos	3.6	Jan 2007	14.310 to 14.346 peso/euro

	$84.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ENPRO INDUSTRIES, INC.
Index to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 annual meeting of shareholders to be held on May 2, 2007, is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2007 annual meeting of shareholders to be held on May 2, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 annual meeting of shareholders to be held May 2, 2007, is incorporated herein by reference.
     The table below contains information as of February 28, 2007, about our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have equity securities authorized for issuance.

Number of Securities Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,494,488	$4.90	1,195,151

Equity compensation plans not approved by security holders	—	—	—

Total	1,494,488	$4.90	1,195,151
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2007 annual meeting of shareholders to be held on May 2, 2007, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2007 annual meeting of shareholders to be held on May 2, 2007, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
          1. Financial Statements
          The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
          2. Financial Statement Schedule
          Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004 appears on page 95.
          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
          3. Exhibits
          The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 48 to 51.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of March, 2007.

ENPRO INDUSTRIES, INC.
	By:	/s/ Richard L. Magee
Richard L. Magee
Date: March 8, 2007		Senior Vice President, General Counsel and Secretary

	By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ernest F. Schaub Ernest F. Schaub	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2007

/s/ William Dries William Dries	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 8, 2007

/s/ William R. Holland	Chairman of the Board and Director	March 8, 2007
William R. Holland*

/s/ J. P. Bolduc J. P. Bolduc*	Director	March 8, 2007

/s/ Peter C. Browning	Director	March 8, 2007
Peter C. Browning*

/s/ Joe T. Ford	Director	March 8, 2007
Joe T. Ford*

/s/ Gordon D. Harnett	Director	March 8, 2007
Gordon D. Harnett*

/s/ David L. Hauser	Director	March 8, 2007
David L. Hauser*

/s/ Wilbur J. Prezzano, Jr.	Director	March 8, 2007
Wilbur J. Prezzano, Jr.*

* By:	/s/ Richard L. Magee Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 15, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7 1/2% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.4	Form of 7 1/2% Senior Note due 2008 (included in Exhibit 4.3 above)

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

4.6	Resale Registration Rights Agreement dated as of October 26, 2005 between EnPro Industries, Inc. and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.2 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2005 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 29, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2004 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A dated March 22, 2004 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 22, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 22, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	EnPro Industries, Inc. Performance Share Deferred Compensation Program (incorporated by reference to Exhibit 10.12 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.8+	EnPro Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.9+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2005) (incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11	Amended and Restated Loan and Security Agreement, dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation and Stemco LP, as Borrowers; EnPro Industries, Inc., as Parent; QFM Sales and Services, Inc., Coltec International Services Co, Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+	Management Continuity Agreement dated as of October 29, 2004 between EnPro Industries, Inc. and Wayne T. Byrne (incorporated by reference to Exhibit 99 to the Form 10-Q for the quarter ended September 30, 2004 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and John R. Smith (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+*	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007)

10.26+*	Summary of Executive and Director Compensation Arrangements

12*	Calculation of Earnings to Fixed Charges Ratio

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from Gordon D. Harnett

24.5*	Power of Attorney from David L. Hauser

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
We have completed integrated audits of EnPro Industries, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 7, 2007

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(in millions, except per share data)

	2006	2005	2004
Sales	$928.4	$838.6	$826.3

Operating costs and expenses:
Cost of sales	621.1	565.7	572.1
Selling, general and administrative expenses	196.3	183.8	185.2
Asbestos-related expenses	359.4	11.7	10.4
Restructuring and other costs	2.3	1.0	9.4
Loss (gain) on sale of assets, net	0.6	(5.8)	1.8

	1,179.7	756.4	778.9

Operating income (loss)	(251.3)	82.2	47.4
Interest expense	(8.1)	(9.7)	(9.1)
Interest income	4.9	3.6	2.0
Other income, net	0.3	16.0	10.6

Income (loss) before income taxes	(254.2)	92.1	50.9
Income tax benefit (expense)	95.3	(33.5)	(17.1)

Net income (loss)	$(158.9)	$58.6	$33.8

Basic earnings (loss) per share	$(7.60)	$2.83	$1.65

Diluted earnings (loss) per share	$(7.60)	$2.75	$1.60

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(in millions)

	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(158.9)	$58.6	$33.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26.4	24.0	23.9
Amortization	8.8	7.3	7.7
Deferred income taxes	(104.5)	14.6	2.8
Stock-based compensation	5.7	2.9	2.0
Loss (gain) on sale of assets, net	0.6	(5.8)	1.8
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos liabilities, net of receivables	321.4	(10.1)	(29.9)
Receivables	(7.9)	(3.7)	(4.7)
Inventories	(9.7)	(8.6)	(8.5)
Accounts payable	3.7	2.6	5.6
Other current assets and liabilities	(4.2)	4.4	2.2
Other non-current assets and liabilities	(5.6)	(9.8)	4.4

Net cash provided by operating activities	75.8	76.4	41.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41.3)	(32.2)	(36.9)
Proceeds from sales of assets	0.2	7.9	9.8
Receipts from (deposits into) restricted cash accounts	39.8	(41.1)	—
Acquisitions, net of cash acquired	(27.3)	(1.7)	0.3
Other	1.1	3.0	—

Net cash used in investing activities	(27.5)	(64.1)	(26.8)

FINANCING ACTIVITIES
Borrowings	—	172.5	—
Repayments of debt	(0.5)	(152.1)	(5.4)
Purchase of call options related to convertible debentures	—	(26.7)	—
Debt issue costs	(0.6)	(5.2)	—
Proceeds from issuance of common stock	0.7	1.1	1.5
Other	1.1	1.3	—

Net cash provided by (used in) financing activities	0.7	(9.1)	(3.9)

Effect of exchange rate changes on cash and cash equivalents	2.5	(1.7)	2.9

Net increase in cash and cash equivalents	51.5	1.5	13.3
Cash and cash equivalents at beginning of year	109.5	108.0	94.7

Cash and cash equivalents at end of year	$161.0	$109.5	$108.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7.9	$10.1	$9.2
Income taxes	$13.0	$13.1	$12.2
Payments for asbestos-related claims and expenses, net of insurance recoveries	$38.0	$21.8	$40.3
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(in millions, except share amounts)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$161.0	$109.5
Accounts and notes receivable, less allowance for doubtful accounts of $2.8 in 2006 and $2.8 in 2005	138.3	114.0
Asbestos insurance receivable	71.3	104.7
Inventories	79.3	65.0
Other current assets	22.4	23.1

Total current assets	472.3	416.3
Property, plant and equipment	166.3	147.7
Goodwill	161.6	144.7
Other intangible assets	70.1	62.5
Asbestos insurance receivable	396.7	388.1
Restricted cash	1.3	41.1
Deferred income taxes	80.2	—
Other assets	58.1	75.8

Total assets	$1,406.6	$1,276.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62.2	$55.6
Asbestos liability	88.8	81.6
Other accrued expenses	74.1	70.4

Total current liabilities	225.1	207.6
Long-term debt	185.7	185.2
Deferred income taxes	—	23.3
Retained liabilities of previously owned businesses	27.7	28.2
Environmental liabilities	25.1	27.7
Asbestos liability	479.1	189.7
Other liabilities	60.0	74.6

Total liabilities	1,002.7	736.3

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 21,211,044 shares at December 31, 2006 and 21,022,909 shares at December 31, 2005	0.2	0.2
Additional paid-in capital	418.9	411.4
Retained earnings (accumulated deficit)	(41.0)	117.9
Accumulated other comprehensive income	27.3	12.0
Common stock held in treasury, at cost – 228,126 shares at December 31, 2006 and 236,400 shares at December 31, 2005	(1.5)	(1.6)

Total shareholders’ equity	403.9	539.9

Total liabilities and shareholders’ equity	$1,406.6	$1,276.2

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2003	20.3	$0.2	$406.8	$25.5	$5.7	$(1.6)	$436.6

Net income	—	—	—	33.8	—	—	33.8
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6.0 (1)	—	6.0 (1)
Minimum pension liability adjustment	—	—	—	—	(5.7)	—	(5.7)
Gain on cash flow hedges	—	—	—	—	1.0	—	1.0

Total comprehensive income							35.1
Exercise of stock options and other incentive plan activity	0.3	—	4.8	—	—	—	4.8

Balance, December 31, 2004	20.6	0.2	411.6	59.3	7.0	(1.6)	476.5

Net income	—	—	—	58.6	—	—	58.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10.0 (1)	—	10.0 (1)
Minimum pension liability adjustment	—	—	—	—	(4.7)	—	(4.7)
Loss on cash flow hedges	—	—	—	—	(0.3)	—	(0.3)

Total comprehensive income							63.6
Purchase of call options related to convertible debentures, net of tax benefit of $21.3 million	—	—	(5.4)	—	—	—	(5.4)
Exercise of stock options and other incentive plan activity	0.2	—	5.2	—	—	—	5.2

Balance, December 31, 2005	20.8	0.2	411.4	117.9	12.0	(1.6)	539.9

Net loss	—	—	—	(158.9)	—	—	(158.9)
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	17.3	—	17.3
Minimum pension liability adjustment	—	—	—	—	11.9	—	11.9
Gain on cash flow hedges	—	—	—	—	0.7	—	0.7

Total comprehensive loss							(129.0)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $8.7 million	—	—	—	—	(14.6)	—	(14.6)
Exercise of stock options and other incentive plan activity	0.2	—	7.5	—	—	0.1	7.6

Balance, December 31, 2006	21.0	$0.2	$418.9	$(41.0)	$27.3	$(1.5)	$403.9

(1)	For further information, see “Foreign Currency Translation” section of Note 1.
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   Overview and Significant Accounting Policies
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal and metal polymer bearings and filament wound products, air compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
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
     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications – Certain prior year amounts in the accompanying prior year annual financial statements have been reclassified to conform with the current year presentation.
     Revenue Recognition – Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered. Any shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
     Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement items are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $0.5 million, $2.3 million and $2.8 million for 2006, 2005 and 2004, respectively.

     In the Consolidated Statements of Changes in Shareholders’ Equity for 2005, the cumulative translation adjustment of $10.0 million includes a $32.2 million addition representing cumulative corrections of immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets during years prior to 2005. The effect of such immaterial errors on the reported amount of translation adjustments for 2004 was $8.7 million. Accordingly, had the cumulative translation adjustments been correctly recorded in 2004, the amount would have been reported as $14.7 million. Such errors had no effect upon net income, earnings per share, or cash flows for any period.
     Research and Development Expense – Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2006, 2005 and 2004 were $12.8 million, $14.4 million and $10.8 million, respectively.
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
     Share-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured based on the fair value of the equity or liability instruments issued. SFAS 123R replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
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
     The Company has issued performance share awards since 2004. Since the actual number of shares ultimately awarded to the employees was not determinable until after the date of grant, this was considered a variable plan award under APB 25 for 2004. The awards were initially valued at the quoted market value on the grant date multiplied by the best estimate of shares to be awarded. Changes, either increases or decreases, in the quoted market value of the shares in subsequent periods resulted in changes in the amount of compensation accrued for the award. Under SFAS 123R, beginning in 2005, the compensation expense for the lives of the awards is measured at the fair value of the awards at their grant date.
     If the Company had accounted for its employee share-based compensation plans under the fair value method in 2004, pro forma net income, basic earnings per share and diluted earnings per share would have been $33.8 million, $1.65 and $1.60, respectively, in that year.

     Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase.
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
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs will be due upon completion of the contracts and acceptance by the owner. At December 31, 2006, the Company had $5.0 million of retentions expected to be collected in 2007 recorded in accounts and notes receivable and $1.4 million of retentions expected to be collected at various times in 2008 and 2009 recorded in other noncurrent assets in the Consolidated Balance Sheets. At December 31, 2005, the Company had $2.8 million of current retentions and $3.9 million of non-current retentions recorded in the Consolidated Balance Sheets.
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

     Asbestos – Beginning in 2004, the Company recorded a liability related to asbestos claims at the low end of a broad ten-year range of equally likely estimates provided by the firm of Bates White, LLC (“Bates White”), a recognized expert in the field of estimating asbestos-related liabilities. Due to the uncertain nature of the estimated liability, the Company and Bates White believed that no single amount within the range was a better estimate than any other point within the range. In accordance with the applicable accounting rules, the Company recorded a liability for these claims at the lower end of the range. In the fourth quarter of 2006, based on the Company’s experience over the last two years and other factors, management identified a best estimate, within the Bates White range, and adjusted the liability accordingly.
     The significant assumptions underlying the material components of the estimated liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; the estimated amount to be paid per claim, and the timing and impact of large amounts that will become available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy. The actual number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in its estimate.
     With the assistance of Bates White, the Company will periodically review the period over which it can make a reasonable estimate, the assumptions underlying its estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability. The Company will adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies – Asbestos.”
     Derivative Instruments – The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for derivative contracts to minimize the concentration of credit risk. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into foreign currency forward contracts to hedge forecasted transactions occurring at various dates through June 2008 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $84.4 million and $69.2 million at December 31, 2006 and 2005, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period that the hedged transactions affect earnings. It is anticipated that all such amounts within accumulated other comprehensive income at December 31, 2006, will be reclassified into income within the next twelve months.

     Fair Value of Financial Instruments – Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term investments is based on quoted market prices.
     New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, with any cumulative effect of the adoption recorded as an adjustment to beginning retained earnings. The Company is currently finalizing its evaluation of the impact of the adoption and has not yet determined the effect on its earnings or financial position.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which was effective for fiscal years ending after December 15, 2006. This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. The adoption of SFAS 158 resulted in a decrease in other noncurrent assets of $12.4 million, an increase in other accrued expenses of $1.5 million, an increase in deferred income tax assets of $8.7 million, an increase in other noncurrent liabilities of $9.4 million and a decrease in accumulated other comprehensive income of $14.6 million. The adoption of SFAS 158 did not affect the Company’s results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending on or after November 15, 2006, and had no impact on the Company’s consolidated financial statements.

2.     Acquisitions
     In May 2006, the Company acquired Allwest Compressor Services, a privately-held manufacturer of compressor components primarily for the natural gas and oil production industries in Western Canada. This acquisition is included in the Company’s Engineered Products segment.
     In July 2006, the Company acquired Amicon Plastics, a privately-held company that manufactures and sells customized fluoropolymer and engineered plastic components to semiconductor, pump and valve, oilfield and other industries. This acquisition is included in the Company’s Sealing Products segment. Southwest Compressor Services and H.A.R. Compressor Products, which were also acquired during the third quarter, are included in the Company’s Engineered Products segment.
     The acquisitions completed during 2006 were paid for with $27.3 million in cash, and a $1.0 million note payable to one of the sellers. The acquisitions resulted in an increase in working capital of $4.6 million, an increase in property, plant and equipment of $2.9 million, an increase in goodwill of $7.2 million, an increase in other intangible assets of $13.3 million, and an increase in other assets of $0.3 million.
     During 2005, the Company spent a total of $1.7 million to purchase the remaining ownership interest in one of its subsidiaries in the Sealing Products segment and a small product line. These acquisitions resulted in an increase in goodwill of $0.9 million, an increase in other intangible assets of $0.1 million and a decrease in other non-current liabilities of $0.7 million.
     Pro forma operating results for the 2006 and 2005 acquisitions are not presented since they would not be significantly different from historical results.
     During 2004, the Company received $0.3 million in satisfaction of final post-closing settlements of a previously consummated acquisition. This transaction was recorded as an adjustment to the goodwill associated with this acquisition.
3.    Restructuring and Other Costs
     In 2005, the Company approved a plan to modernize the Palmyra, New York facilities of Garlock Sealing Technologies, included within the Sealing Products segment. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project will reduce the number of buildings on the site from 26 to 7 and eliminate 350,000 square feet of space, or approximately half of the space currently under roof. Work on the project began in the second half of 2005. The modernization will be completed over five years at an expected cost between $30 million and $35 million, excluding the impact of grants, tax abatements and tax credits. The Company anticipates that slightly less than half of the costs, primarily demolition of existing structures, site preparation and equipment relocation, will be expensed as incurred and the balance, primarily construction of new buildings, will be capitalized.
     Restructuring reserves at December 31, 2006, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2005	Provision	Payments	Liabilities	2006
			(in millions)
Personnel-related costs	$0.1	$—	$—	$—	$0.1
Facility demolition and relocation costs	—	2.3	(0.9)	(1.4)	—

	$0.1	$2.3	$(0.9)	$(1.4)	$0.1

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

     During the year ended December 31, 2004, the Company incurred $9.4 million of restructuring and new facilities costs. These primarily related to the relocation and consolidation of facilities for a domestic operation and start-up costs associated with two new foreign facilities. Personnel-related costs amounted to $6.6 million and related primarily to severance, pension charges, and relocation costs. Facility consolidation and new facilities costs amounted to $2.8 million and consisted primarily of clean-up and closure, equipment relocation and start-up costs. Workforce reductions announced in 2004 totaled 67 positions, primarily salaried administrative and production personnel. Forty-four employees were terminated by December 31, 2005 and the balance were terminated in 2006 relating to these restructuring programs. Restructuring reserves at December 31, 2004, as well as activity during the year, consisted of:

	Balance			Direct	Balance
	December 31,			Credits to	December 31,
	2003	Provision	Payments	Pension Accruals	2004
			(in millions)
Personnel-related costs	$0.2	$6.6	$(2.5)	$(3.3)	$1.0
Facility consolidation and new facilities costs	—	2.8	(2.8)	—	—

	$0.2	$9.4	$(5.3)	$(3.3)	$1.0

     Restructuring and other costs by reportable segment are as follows:

	Years Ended December 31,
	2006	2005	2004
		(in millions)
Sealing Products	$2.3	$1.0	$0.2
Engineered Products	—	—	8.5
Engine Products and Services	—	—	0.7

	$2.3	$1.0	$9.4

4.    Loss (Gain) on Sale of Assets, Net
     In 2005, the Company sold a facility occupied by its former Colt Firearms subsidiary. The Company had leased the facility to Colt Firearms since its divestiture in 1990. Net proceeds from the sale were approximately $6 million resulting in a $5.2 million pre-tax gain.
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
5.    Other Income
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
     Because of the possibility that Coltec would be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of excess assets held in the Back-Up Trust was released to Coltec during 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. This topic is discussed further in Note 17, “Commitments and Contingencies – Crucible Materials Corporation.”
     During 2005, the Company recorded income of $4.6 million resulting from a favorable legal decision in a product liability matter which was partially offset by increases to environmental reserves based on new facts at five specific sites. All of these matters related to previously owned businesses.

     In 2004, the Company received and recognized as other income approximately $10 million from one of its insurers to settle the Company’s claims for (1) reimbursement of past costs relating to certain environmental matters including fees incurred in pursuing the claim, and (2) estimated amounts for future claims that had previously been reserved by the Company.
6. Income Taxes
     Income before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Domestic	$(285.7)	$62.5	$23.2
Foreign	31.5	29.6	27.7

Total	$(254.2)	$92.1	$50.9

     A summary of income tax benefit (expense) in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Current:
Federal	$2.0	$(6.8)	$(3.5)
Foreign	(10.6)	(11.7)	(10.5)
State	(0.6)	(0.4)	(0.3)

	(9.2)	(18.9)	(14.3)

Deferred:
Federal	99.2	(12.5)	(2.8)
Foreign	(2.4)	(0.8)	0.2
State	7.7	(1.3)	(0.2)

	104.5	(14.6)	(2.8)

Total	$95.3	$(33.5)	$(17.1)

     Significant components of deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in millions)
Deferred income tax assets:
Credits and losses	$ —	$ 8.3
Accrual for post-retirement benefits other than pensions	3.4	2.0
Environmental reserves	16.5	16.9
Retained liabilities of previously owned businesses	9.9	12.7
Call options	20.2	21.3
Inventories	3.2	2.3
Accruals and reserves	14.2	10.5
Minimum pension liability	8.5	8.5
Asbestos accrual	127.1	—

Total deferred income tax assets	203.0	82.5

	2006	2005
	(in millions)
Deferred income tax liabilities:
Pensions	(4.1)	(2.9)
Tax depreciation in excess of book	(22.9)	(19.0)
Payments in excess of insurance recoveries	(83.5)	(71.2)
Other	—	(1.0)

Total deferred income tax liabilities	(110.5)	(94.1)

Net deferred income taxes	$92.5	$(11.6)

     The Company concluded that a valuation allowance on its deferred tax assets at December 31, 2006, was not required. The Company’s methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from its operations. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
     The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
Credits	—	(0.7)	(0.8)
State and local taxes	(2.8)	1.8	1.0
Extraterritorial income exclusion benefit	(0.3)	(0.9)	(1.8)
Foreign rate variations	0.7	2.3	4.3
Foreign accrual adjustment	—	—	(2.9)
Other items	(0.1)	(1.2)	(1.1)

Effective income tax rate	(37.5)%	36.3%	33.7%

     At December 31, 2006, the Company had undistributed earnings of approximately $56.2 million from subsidiaries in Australia, Canada and Mexico. Based on current income tax rates, the Company believes the tax effect on any distribution will be immaterial due to the Company’s foreign tax credit position. Accordingly, no deferred taxes have been provided for these undistributed foreign earnings.
     The Company has not provided for the federal and foreign withholding taxes on $91.5 million of the remaining foreign subsidiaries’ undistributed earnings as of December 31, 2006, because such earnings are intended to be reinvested indefinitely. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $9.7 million. Based on current income tax rates, the Company believes the tax effect of any distribution will be immaterial due to the Company’s foreign tax credit position.
     The IRS is currently reviewing the Company’s 2002 tax return. The Company believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.

7. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing the applicable net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings (loss) per share is as follows:

(in millions, except per share amounts)	2006	2005	2004
Numerator (basic and diluted):
Net income (loss)	$(158.9)	$58.6	$33.8

Denominator:
Weighted-average shares – basic	20.9	20.7	20.5
Share-based awards	—	0.6	0.7

Weighted-average shares – diluted	20.9	21.3	21.2

Earnings (loss) per share:
Basic	$(7.60)	$2.83	$1.65

Diluted	$(7.60)	$2.75	$1.60

     As discussed further in Note 11, the Company has issued convertible debentures. Under the terms of the debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s stock price exceeds the initial conversion price of $33.79 per share.
     In 2006, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.6 million shares and convertible debentures of 0.1 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive.
8. Inventories
     Inventories consists of the following:

	As of December 31,
	2006	2005
	(in millions)
Finished products	$40.0	$37.3
Costs relating to long-term contracts and programs	32.1	29.3
Work in process	20.8	18.6
Raw materials and supplies	24.6	21.6

	117.5	106.8
Reserve to reduce certain inventories to LIFO basis	(16.6)	(15.5)
Progress payments	(21.6)	(26.3)

Total	$79.3	$65.0

     Approximately 50% and 58% of inventories were valued by the LIFO method in 2006 and 2005, respectively.

9. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2006	2005
	(in millions)
Land	$3.6	$3.4
Buildings and improvements	102.3	88.6
Machinery and equipment	319.8	298.1
Construction in progress	19.3	14.0

	445.0	404.1
Less accumulated depreciation	(278.7)	(256.4)

Total	$166.3	$147.7

     Buildings and improvements and construction in progress have been reduced by $3.4 million and $0.9 million, respectively, as of December 31, 2006, for grants and credits receivable from governmental agencies to reimburse the Company for expenditures made on the Palmyra, New York modernization project. Since this is a noncash investing activity, it has not been included in the accompanying Statement of Cash Flows.
10. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2006 and 2005 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Goodwill, net as of December 31, 2004	$41.3	$77.3	$7.1	$125.7

Foreign currency translation	0.9	17.2	—	18.1
Acquisitions	0.9	—	—	0.9

Goodwill, net as of December 31, 2005	43.1	94.5	7.1	144.7

Foreign currency translation	1.1	8.6	—	9.7
Acquisitions	4.4	2.8	—	7.2

Goodwill, net as of December 31, 2006	$48.6	$105.9	$7.1	$161.6

     Foreign currency translation for 2005 includes additions for corrections of immaterial errors from prior years’ translation of foreign currency denominated goodwill totaling $2.3 million for Sealing Products and $28.3 million for Engineered Products, respectively. Had such currency translation adjustments been properly recorded in prior years, Sealing Products goodwill would have been $43.6 million at December 31, 2004, and Engineered Products goodwill would have been $105.6 million at December 31, 2004.
     The Company completed its required annual impairment tests of goodwill as of October 1, 2006, 2005 and 2004. The results of these assessments did not indicate any impairment of the goodwill.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$42.9	$16.1	$32.7	$12.4
Existing technology	16.5	2.9	16.5	2.4
Trademarks	28.5	4.2	25.4	3.2
Other	11.4	6.0	10.7	4.8

	$99.3	$29.2	$85.3	$22.8

     Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6.1 million, $5.5 million and $5.5 million, respectively. Amortization expense for these intangible assets for the years 2007 through 2011 is estimated to be $6.4 million, $6.1 million, $5.8 million, $5.5 million and $5.2 million, respectively. Of the $28.5 million in trademarks as of December 31, 2006, approximately $16 million was for trademarks with indefinite lives. The Company completed the required impairment testing of its indefinite-lived intangible assets in 2006 and 2005 and no impairment was indicated.
11. Long-Term Debt
     The Company’s long-term debt at December 31, 2006 and 2005 is summarized as follows:

	2006	2005
	(in millions)
Convertible Debentures	$172.5	$172.5
Coltec Senior Notes	3.1	3.1
Industrial revenue bonds	9.6	9.6
Other note payable	0.5	—

	185.7	185.2
Less current maturities of long-term debt	—	—

	$185.7	$185.2

     The Company’s primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. The credit agreement for this facility was originally executed on May 16, 2002. On April 26, 2006, the Company and its primary U.S. operating subsidiaries amended and extended the facility. As amended, the maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million total. The facility matures on April 21, 2011. Borrowings are available at LIBOR plus a margin of 1.00% to 1.75%. The Company pays an annual unused line fee of 0.25%. The Company also pays an annual administrative agency fee of $40,000.
     There have been no borrowings under this credit facility since its inception. Borrowings under the credit facility would be collateralized by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of the Company and its U.S. subsidiaries, and by pledges of 65% of the capital stock of their foreign subsidiaries and 100% of the capital stock of their domestic subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including without limitation, restrictions on the ability to pay dividends, restrictions on the incurrence of additional debt, and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     In 2005, the Company issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The Debentures will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
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
     The conditions that permit conversion were not satisfied at December 31, 2006.
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
     The Company used a portion of the net proceeds from the sale of the Debentures to enter into call options (hedge and warrant transactions), which entitle the Company to purchase shares of its stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares from the Company at $46.78 per share. This will reduce potential dilution to the Company’s common stock from conversion of the Debentures by increasing the effective conversion price to $46.78 per share. The entry into these transactions had the effect of decreasing the Company’s total shareholders’ equity by approximately $5.4 million, which represents the net cash outlay of the call options of $26.7 million, offset by an anticipated tax benefit of $21.3 million. Future tax benefits are subject to various risks and uncertainties, including changes in the applicable provisions of federal and state income tax codes and regulations.
     The 7 1/2% Coltec Senior Notes are payable in full in 2008. The industrial revenue bonds are payable in full in 2009 and bear interest at rates ranging from 6.4% to 6.55%. The other note payable is payable in full in 2008 and bears interest at a rate of 5.0%.
     Future principal payments on long-term debt are as follows:

(in millions)
2007	$—
2008	3.6
2009	9.6
2010	—
2011	—
Thereafter	172.5

$185.7

12. Fair Values of Financial Instruments
     The Company’s accounting policies with respect to financial instruments are described in Note 1. The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2006 and 2005, except for the following instruments:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Long-term debt	$185.7	$230.2	$185.2	$208.3
     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

13. Pensions and Postretirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States, Canada, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who are not age 40 as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen will receive an additional 2% Company contribution each year. The Company recorded $5.2 million, $4.6 million and $4.6 million in expenses in 2006, 2005 and 2004, respectively, for matching contributions under these plans.
     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In each of 2006, 2005 and 2004, the Company contributed discretionary amounts of $10.0 million to the U.S. pension plans. The Company anticipates that there will be no required funding in 2007, and has not determined whether it will make a discretionary contribution in 2007 to the U.S. pension plans. The Company expects to make total contributions of approximately $1.2 million in 2007 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $139.5 million, $127.8 million and $118.9 million at December 31, 2006, and $176.1 million, $160.1 million and $130.4 million at December 31, 2005, respectively.
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
     The Company provides, through non-qualified plans, supplemental pension benefits to a limited number of employees. Certain of the Company’s subsidiaries also sponsor unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory. The amounts included in “Other Benefits” in the following tables include the non-qualified plans and the defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees.
Domestic Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s U.S. defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2006 and 2005.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$157.5	$137.4	$11.4	$9.6
Service cost	7.4	7.1	0.9	0.9
Interest cost	8.9	8.2	0.7	0.6
Actuarial loss (gain)	(11.0)	8.6	0.1	1.0
Amendments	(1.5)	0.7	—	—
Administrative expenses	(1.4)	(1.3)	—	—
Benefits paid	(4.1)	(3.2)	(1.2)	(0.7)

Projected benefit obligations at end of year	155.8	157.5	11.9	11.4

Change in Plan Assets
Fair value of plan assets at beginning of year	122.2	108.7
Actual return on plan assets	16.5	8.0
Administrative expenses	(1.4)	(1.3)
Company contributions	10.0	10.0
Benefits paid	(4.1)	(3.2)

Fair value of plan assets at end of year	143.2	122.2

Funded Status at End of Year	$(12.6)	$(35.3)	$(11.9)	$(11.4)

Unrecognized actuarial loss		33.6		2.8
Unrecognized prior service cost		9.6		1.0

Net amount recognized		$7.9		$(7.6)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.1	$17.5	$—	$—
Current liabilities	—	—	(1.2)	—
Noncurrent liabilities	(12.7)	(29.3)	(10.7)	(7.8)
Accumulated other comprehensive income	—	19.7	—	0.2

	$(12.6)	$7.9	$(11.9)	$(7.6)

     Pre-tax charges recognized in accumulated other comprehensive income as of December 31, 2006 consist of:

	Pension	Other
	Benefits	Benefits
	(in millions)
Net actuarial loss	$14.8	$2.7
Prior service cost	5.4	1.1

	$20.2	$3.8

     The accumulated benefit obligation for all domestic defined benefit pension plans was $145.7 million and $143.6 million at December 31, 2006 and 2005, respectively.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
			(in millions)
Net Periodic Benefit Cost
Service cost	$7.4	$7.1	$5.9	$0.9	$0.9	$0.7
Interest cost	8.9	8.2	7.5	0.7	0.6	0.5
Expected return on plan assets	(10.5)	(9.3)	(7.7)	—	—	—
Amortization of prior service cost	2.5	2.5	2.5	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	1.8	1.2	0.7	0.2	0.1	0.1
Curtailment loss	0.2	—	1.1	—	—	—

Net periodic benefit cost	$10.3	$9.7	$10.0	$1.7	$1.4	$1.1

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $1.2 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $0.1 million, respectively.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.25%	5.75%	6.0%	6.25%	5.75%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	6.5%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of AA- or higher bonds available in the marketplace. This produced a discount rate of 6.25% at December 31, 2006. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2007. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.8 million per year.
     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2006	2005
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2010
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.3 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
	2007	2006	2005
Asset Category
Equity securities	65%	66%	66%
Fixed income	35%	34%	34%

	100%	100%	100%

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
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
	(in millions)
2007	$4.6	$1.7
2008	5.1	1.0
2009	5.8	4.1
2010	6.4	1.3
2011	7.2	1.1
Years 2012 – 2016	51.1	6.5

	$80.2	$15.7

Foreign Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s foreign defined benefit pension and other postretirement plans as of and for the years ended December 31, 2006 and 2005.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at Beginning of year	$18.1	$17.7	$1.6	$1.5
Service cost	0.6	0.5	0.1	0.1
Interest cost	0.8	0.9	0.1	0.1
Curtailments and settlements	(0.1)	—	—	—
Actuarial loss (gain)	—	1.2	(0.4)	0.1
Benefits paid	(2.1)	(1.6)	—	—
Other, primarily exchange rate adjustment	0.9	(0.6)	0.1	(0.2)

Projected benefit obligations at end of year	18.2	18.1	1.5	1.6

Change in Plan Assets
Fair value of plan assets at beginning of year	9.7	8.6
Actual return on plan assets	1.2	0.7
Company contributions	1.9	1.6
Benefits paid	(2.1)	(1.6)
Other	(0.1)	0.4

Fair value of plan assets at end of year	10.6	9.7

Funded Status	$(7.6)	$(8.4)	$(1.5)	$(1.6)

Unrecognized transition asset		(0.3)		—
Unrecognized actuarial loss		3.3		0.2
Unrecognized prior service cost		—		0.9

Net amount recognized		$(5.4)		$(0.5)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.7	$0.6	$—	$—
Current liabilities	(0.3)	—	—	—
Noncurrent liabilities	(8.0)	(8.7)	(1.5)	(0.5)
Accumulated other comprehensive income	—	2.7	—	—

	$(7.6)	$(5.4)	$(1.5)	$(0.5)

     Pre-tax charges (credits) recognized in accumulated other comprehensive income as of December 31, 2006 consist of:

	Pension	Other
	Benefits	Benefits
	(in millions)
Net actuarial loss (gain)	$2.5	$(0.2)
Prior service cost	—	0.9
Initial transition asset	(0.3)	—

	$2.2	$0.7

     The accumulated benefit obligations for all foreign defined benefit pension plans was $15.7 million and $15.8 million at December 31, 2006 and 2005, respectively.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.6	$0.5	$0.5	$0.1	$0.1	$0.1
Interest cost	0.8	0.9	0.7	0.1	0.1	—
Expected return on plan assets	(0.7)	(0.7)	(0.5)	—	—	—
Amortization of prior service cost	—	—	—	—	—	0.1
Recognized net actuarial loss	0.3	0.3	0.1	—	—	—
Curtailment and settlement (gain) loss	0.1	0.1	(0.6)	—	—	—
Special termination benefits	—	—	3.1	—	—	—

Net periodic benefit cost	$1.1	$1.1	$3.3	$0.2	$0.2	$0.2

     The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.0%	4.7%	5.3%	4.5%	4.0%	4.5%
Rate of compensation increase	3.0%	3.0%	3.1%	3.0%	3.0%	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.7%	5.3%	6.0%	4.0%	4.5%	5.3%
Expected long-term return on plan assets	7.4%	7.8%	7.7%	—	—	—
Rate of compensation increase	3.0%	3.1%	3.1%	3.0%	3.0%	3.0%

Assumed Health Care Cost Trend Rates
     The assumed health care cost trend rate at December 31, 2006 and 2005 was 4%.
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.3 million on benefit obligations.
Plan Assets
     The asset allocation for the Canadian pension plan at the end of 2006 and 2005 and the target allocation for 2007 is 60% equity securities, 35% fixed income, and 5% other. The asset allocation for the Mexican pension plan at the end of 2006 and 2005 and the target allocation for 2007 is 100% fixed income. The European plans are generally unfunded.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

	Pension	Other
	Benefits	Benefits
	(in millions)
2007	$1.2	$—
2008	1.7	—
2009	0.7	—
2010	0.8	—
2011	1.2	—
Years 2012 – 2016	6.3	0.3

	$11.9	$0.3

14. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income consists of the following:

	As of December 31,
	2006	2005
	(in millions)
Unrealized translation adjustments	$43.4	$26.1
Pension and other postretirement plans	(16.8)	(14.1)
Accumulated net gain on cash flow hedges	0.7	—

Accumulated other comprehensive income	$27.3	$12.0

     The pension and other postretirement plans are net of deferred taxes of $10.1 million and $8.5 million, in 2006 and 2005, respectively. The accumulated net gain on cash flow hedges is net of deferred taxes of $0.4 million in 2006.
15. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) that provides for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. As of

December 31, 2006, there are 1.3 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2006, 2005 and 2004. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.
     A summary of the performance share activity as of December 31, 2006, and changes during the year then ended is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	495,248	$22.65
Granted	224,253	28.71
Vested	(230,668)	18.55
Forfeited	(43,394)	26.47
Achievement level adjustment	(46,912)	18.55

Nonvested at December 31, 2006	398,527	$28.50

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $4.3 million, $4.0 million and $4.0 million or $28.71, $28.28 and $18.55 per share in 2006, 2005 and 2004, respectively. Compensation expense related to the performance shares is recorded over the applicable performance period and amounted to $5.0 million, $2.5 million and $1.9 million in 2006, 2005 and 2004, respectively. The related income tax benefit was $1.9 million, $0.9 million and $0.6 million, respectively. The 2004 performance share awards vested as of December 31, 2006 and were paid in February 2007.
     As of December 31, 2006, there was $4.4 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a period of two years.
     Non-qualified and incentive stock options were granted in 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.2 million in 2005. No compensation expense was recorded in 2004 under APB 25.
     A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2005	1,104,815	$4.84

Exercised	201,542	4.66

Balance at December 31, 2006	903,273	$4.89

     All outstanding share options are exercisable as of December 31, 2006. The weighted-average remaining contractual life of the outstanding options is 4.5 years. As of December 31, 2006, the aggregate intrinsic value of the outstanding and exercisable shares was $25.6 million. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $5.7 million, $5.2 million and $4.4 million, respectively.
     A summary of the status of the Company’s nonvested options as of December 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	189,000	$2.96
Vested	(189,000)	2.96

Nonvested at December 31, 2006	—

     The total fair value of share options vested during the years ended December 31, 2006, 2005 and 2004 was $0.5 million, $1.5 million and $2.0 million, respectively.
     Cash received from option exercises under the Plan for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $1.1 million and $1.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Each non-employee director receives a one-time initial grant of phantom shares equal in value to $30,000 upon election to the board of directors. Each non-employee director also receives an annual grant of phantom shares equal in value to $25,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of all the director’s phantom shares granted prior to 2005, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. Phantom shares granted in 2005 and thereafter will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. The phantom shares issued prior to 2005 are considered liability awards under both SFAS 123R and APB25. Expense recognized in the years ended December 31, 2006, 2005 and 2004 related to these phantom share grants was $0.6 million, $0.0 million and $1.2 million, respectively. No cash was used to settle any phantom shares in 2006, 2005 or 2004.
16. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and PTFE products. The Engineered Products segment manufactures metal and metal polymer bearings and filament wound products, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services Segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Sales
Sealing Products	$432.5	$392.9	$374.7
Engineered Products	391.7	346.0	335.8
Engine Products and Services	105.2	101.1	116.9

	929.4	840.0	827.4
Intersegment sales	(1.0)	(1.4)	(1.1)

Total sales	$928.4	$838.6	$826.3

Segment Profit
Sealing Products	$76.5	$66.1	$58.6
Engineered Products	61.5	45.4	32.6
Engine Products and Services	4.9	5.9	0.9

Total segment profit	142.9	117.4	92.1

Corporate expenses	(31.6)	(25.5)	(26.8)
Asbestos-related expenses	(359.4)	(11.7)	(10.4)
Gain (loss) on sale of assets, net	(0.6)	5.8	(1.8)
Interest expense, net	(3.2)	(6.1)	(7.1)
Other income (expense), net	(2.3)	12.2	4.9

Income (loss) before income taxes	$(254.2)	$92.1	$50.9

     No customer accounted for 10% or more of net sales in 2006, 2005 or 2004.

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Capital Expenditures
Sealing Products	$22.3	$12.7	$8.4
Engineered Products	14.5	14.9	24.0
Engine Products and Services	4.4	2.8	3.5
Corporate	0.1	1.8	1.0

Total capital expenditures	$41.3	$32.2	$36.9

Depreciation and Amortization Expense
Sealing Products	$13.5	$11.3	$11.1
Engineered Products	17.2	15.9	15.9
Engine Products and Services	3.7	3.4	3.9
Corporate	0.8	0.7	0.7

Total depreciation and amortization	$35.2	$31.3	$31.6

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Geographic Areas
Net Sales
United States	$543.0	$485.6	$489.1
Europe	222.8	212.1	211.6
Other foreign	162.6	140.9	125.6

Total	$928.4	$838.6	$826.3

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2006	2005
	(in millions)
Assets
Sealing Products	$224.3	$189.7
Engineered Products	337.0	300.9
Engine Products and Services	76.0	64.6
Corporate	769.3	721.0

	$1,406.6	$1,276.2

Long-Lived Assets
United States	$225.5	$209.2
Germany	63.9	57.1
France	61.9	55.8
Other foreign	46.7	32.8

Total	$398.0	$354.9

     Corporate assets include all of the Company’s cash and cash equivalents, asbestos insurance receivables, restricted cash and noncurrent deferred income taxes. Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2006 and 2005, EnPro had accrued liabilities of $33.2 million and $34.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the December 31, 2006 amount, $14.7 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Colt Firearms and Central Moloney
     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $19.8 million each at December 31, 2006. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of December 31, 2006, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.6 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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

     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005
	(in millions)
Balance at beginning of year	$3.6	$3.4
Charges to expense	4.4	3.6
Charges to the accrual	(4.0)	(3.4)

Balance at end of year	$4.0	$3.6

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.2 billion in settlements and judgments and almost $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. The mix of cases filed in 2006 contains approximately 14% mesothelioma claims and 15% lung or other cancer claims. In the remaining 71% of the new cases, either the plaintiffs alleged non-malignant impairment or the disease or condition is not alleged and remains unknown to us. Of the 106,500 open cases at December 31, 2006, the Company is aware of approximately 8,100 (7.6%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006, the extent of the decline in malignant disease claims has not been finally determined.

     Product Defenses. The asbestos in products formerly sold by Garlock and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales and were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in three of the four cases tried to verdict in 2006, and in 11 of 23 cases tried to verdict in the years 2004 through 2006. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
     During 2005, Garlock began thirteen trials. Six of these lawsuits settled during the trials. In a mesothelioma case in Texas, the jury returned a defense verdict in Garlock’s favor just after settlement was reached. An Illinois jury and a Washington jury also each returned defense verdicts for Garlock. A Los Angeles jury returned an award to a living mesothelioma claimant, but Garlock was able to settle the claim as part of a large group settlement prior to the entry of judgment. A Baltimore jury returned a verdict of $10.4 million against Garlock and two other defendants in a mesothelioma case. Garlock’s one-third share was approximately $3.5 million. A Dallas jury returned a verdict of $260,000 in another mesothelioma case. Garlock’s share was approximately $10,000, 4% of the total verdict. An Illinois jury in an asbestosis case returned a verdict against Garlock of $225,000, all of which was offset by settlements with other defendants. The final 2005 trial was the Kentucky case described in the previous paragraph, which resulted in a verdict that was later overturned and subsequently retried in 2006.
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The Company has appealed that decision to the next level. At

December 31, 2006, four Garlock appeals are pending from adverse verdicts totaling $6.8 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At December 31, 2006, the Company had $1.3 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheet. This amount was reduced from $41.1 million in connection with the successful Ohio appeal previously discussed and the settlement of a California case on appeal, described below.
     During the second quarter of 2006, Garlock settled an appeal of a 2004 adverse verdict in Los Angeles. Garlock paid the full amount of the compensatory damages plus statutory post-judgment interest, but the substantial punitive damage award was not paid. The settlement agreement was reached at the same time as settlement with the same plaintiffs’ law firm on that entire firm’s pending cases for the remainder of 2006. The agreement sets guidelines for future settlements.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, and $79 million in 2005. New commitments totaled $84 million in 2006. Approximately $15 million of that amount was committed to pay verdicts finalized in 2006 that had been rendered in the years 2003 — 2005.
     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness, alternative sources of payment available to the plaintiff, the availability of legal defenses, and whether the action is an individual one or part of a group.
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

     Insurance Coverage. At December 31, 2006, Garlock had available $468 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and certain expense payments. In addition, at December 31, 2006, Garlock classified $57 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38.4 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $468 million of collectible insurance and trust assets, the Company considers $408 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $60 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($54 million) or (b) with various London market carriers ($6 million). Of the $468 million, $251 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Amounts paid by Garlock in excess of insurance recoveries that would be recoverable from insurance if there was no limit may be collected from the insurance companies in subsequent years, so long as insurance is available, subject to the limits in subsequent years.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $56.6 million of the Company’s insurance receivables at December 31, 2006. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock is entitled to receive $22 million in 2007.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $4 million in December 2006 and will receive another $17 million in the future. As part of the agreement, Garlock agreed to forgo $19 million of nominal insurance.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At December 31, 2006, the market value of the funds remaining in the two trusts was $65.4 million, which was included in the $468 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.

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
     The Company’s Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. By 2004, however, most asbestos defendants who disclose their liabilities were recording estimates of their liabilities for pending and unasserted claims. In view of the change in practice by other defendants, during 2004 the Company authorized counsel to retain a recognized expert to assist in estimating the Company’s subsidiaries’ liability for pending and future asbestos claims. After interviewing and qualifying several recognized experts with the Company, counsel selected Bates White.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. The Company adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase the Company’s liability to an amount equal to the low end of the estimated range ($227 million). The recording of such increased asbestos liability resulted in an increase to the Company’s insurance receivable reflecting the available insurance coverage to reimburse the Company.
     Bates White has updated its estimate every quarter since the end of 2004 and, for each quarter, the estimate has increased. The estimated range of potential liabilities provided by Bates White at December 31, 2006 was $311 million to $650 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     Each quarter until the fourth quarter of 2006, the Company adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in the Company’s insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, the Company’s insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate have been recorded as charges to income.
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history managing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the

Company had adopted the low-end of the range provided by Bates White. However, while its internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management have concluded that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company has adjusted the recorded liability from the low end of the Bates White estimate to its point estimate.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about declining future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and its judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, and (5) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that the targets cannot be met or will be significantly exceeded. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $561 million, which is a point in the upper half of the Bates White range. During the fourth quarter, the Company recorded a pre-tax charge of $305.1 million to reflect its estimate. The estimated liability of $561 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by its actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. Realistically, the Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of the Company’s remaining solvent insurance and the Company’s adjusting the liability estimate to a point within the Bates White range have not altered the Company’s strategy for managing the potential asbestos liabilities and insurance assets of its subsidiaries.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $224 million to $720 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges to income in future quarters for:
•	Increases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to the estimation period to maintain a ten-year liability (increases of this type have averaged approximately $8 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     Quantitative Claims and Insurance Information. The Company’s liability at December 31, 2006 was $567.9 million (the Company’s estimate of the liability described above of $561.0 million plus $6.9 million of accrued legal and other fees already incurred but not yet paid). This amount includes $99.9 million for advanced-stage cases and settled claims and accrued legal and other fees, and $468.0 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of December 31, 2006, the Company had remaining solvent insurance and trust coverage of $468.1 million which is reflected on its balance sheet as a receivable and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $251.2 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies and have been billed to the insurance carriers. The remaining $216.9 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Year Ended
	December 31,
	2006	2005	2004
Pending Cases (1)
New actions filed during period	7,700	15,300	17,400
Open actions at period-end	106,500	120,500	133,400
Cash Flow (dollars in millions)
Payments (2)	$(125.7)	$(129.0)	$(122.8)
Insurance recoveries (3)	87.7	107.2	82.5

Net cash flow	$(38.0)	$(21.8)	$(40.3)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$251.2	$231.6	$218.2
Insurance available for pending and future claims	216.9	338.5	443.9

Remaining solvent insurance and trust assets	$468.1	$570.1	$662.1

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$567.9	$271.3	$233.4
Insurance available for pending and future claims	216.9	338.5	443.5

Liability in excess of insurance coverage (6)	351.0	—	—
Insurance receivable for previously paid claims	251.2	231.6	218.2

Liability in excess of anticipated insurance collections (6)	$99.8	—	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 700 in 2006, 4,400 in 2005, and 7,300 in 2004) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	For 2006, the liability represents management’s best estimate of the future payments for the ten-year period 2007-2016. For 2005 and 2004, the liability represents the low end of a range of equally likely future payments for the following ten-year periods. Amounts shown include $6.9 million, $10.7 million and $6.9 million at December 31, 2006, 2005 and 2004, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
     Other Commitments
     The Company has several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2006:

(in millions)
2007	$8.1
2008	7.2
2009	6.0
2010	3.8
2011	3.6
Thereafter	6.5

Total minimum payments	$35.2

     Net rent expense was $10.8 million, $12.6 million and $11.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

18. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2006	2005	2006	2005	2006	2005	2006	2005
Sales	$228.3	$212.5	$226.7	$219.4	$228.6	$199.6	$244.8	$207.1

Gross profit*	$78.4	$69.1	$77.4	$73.8	$71.9	$65.9	$79.6	$64.1

Net income (loss)	$14.8	$10.0	$4.2	$21.1	$(4.3)	$10.0	$(173.6)	$17.5

Basic earnings (loss) per share	$0.71	$0.49	$0.20	$1.02	$(0.20)	$0.48	$(8.28)	$0.84

Diluted earnings (loss) per share	$0.69	$0.47	$0.19	$0.99	$(0.20)	$0.47	$(8.28)	$0.82

*	Represents sales less cost of sales.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year
2006	$2.8	$1.2	$(1.4)	$0.2	$2.8

2005	$3.6	$0.7	$(1.4)	$(0.1)	$2.8

2004	$3.2	$1.0	$(0.7)	$0.1	$3.6

(1)	Consists primarily of acquisitions and the effect of changes in currency rates.