Form 10-Q
period 2007-03-31
ENPRO INDUSTRIES, INC
filed 2007-05-07
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2007

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
Large Accelerated ☐               Filer Accelerated Filer ☑               Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑
As of May 1, 2007, there were 21,456,323 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended March 31, 2007 and 2006
(in millions, except per share amounts)

	2007	2006

Sales	$247.3	$228.3

Operating costs and expenses:
Cost of sales	158.8	149.9
Selling, general and administrative expenses	55.0	48.9
Asbestos-related expenses	12.9	4.9
Other	1.0	0.4

	227.7	204.1

Operating income	19.6	24.2
Interest expense	(2.0)	(2.0)
Interest income	1.9	1.2

Income before income taxes	19.5	23.4
Income tax expense	(7.2)	(8.6)

Net income	$12.3	$14.8

Basic earnings per share	$0.58	$0.71

Diluted earnings per share	$0.56	$0.69

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2007 and 2006
(in millions)

	2007	2006

OPERATING ACTIVITIES
Net income	$12.3	$14.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7.0	6.3
Amortization	2.6	1.9
Deferred income taxes	2.9	4.7
Stock-based compensation	(0.2)	1.3
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of receivables	9.9	(16.5)
Receivables	(17.0)	(17.3)
Inventories	3.5	(5.5)
Accounts payable	4.5	2.8
Other current assets and liabilities	(7.4)	(5.7)
Other non-current assets and liabilities	1.4	2.0

Net cash provided by (used in) operating activities	19.5	(11.2)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.9)	(6.8)
Deposits into restricted cash accounts	(1.1)	—
Acquisitions, net of cash acquired	(0.6)	(0.5)
Other	0.3	—

Net cash used in investing activities	(10.3)	(7.3)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.1	0.3
Excess tax benefits from stock-based compensation	1.7	0.4

Net cash provided by financing activities	1.8	0.7

Effect of exchange rate changes on cash and cash equivalents	0.2	0.2

Net increase (decrease) in cash and cash equivalents	11.2	(17.6)
Cash and cash equivalents at beginning of year	161.0	109.5

Cash and cash equivalents at end of period	$172.2	$91.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$0.4	$0.4
Income taxes	$4.3	$3.8
Payments for asbestos-related claims and expenses, net of insurance recoveries	$3.0	$21.4
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2007	2006*
ASSETS
Current assets
Cash and cash equivalents (unrestricted)	$172.2	$161.0
Accounts and notes receivable	156.6	138.3
Asbestos insurance receivable	60.8	71.3
Inventories	76.1	79.3
Other current assets	25.6	22.4

Total current assets	491.3	472.3
Property, plant and equipment	168.9	166.3
Goodwill	162.5	161.6
Other intangible assets	68.9	70.1
Asbestos insurance receivable	376.4	396.7
Deferred income taxes	97.6	80.2
Other assets	60.7	59.4

Total assets	$1,426.3	$1,406.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.5	$—
Accounts payable	66.9	62.2
Asbestos liability	80.2	88.8
Other accrued expenses	75.5	74.1

Total current liabilities	223.1	225.1
Long-term debt	185.2	185.7
Retained liabilities of previously owned businesses	27.8	27.7
Environmental liabilities	24.6	25.1
Asbestos liability	466.8	479.1
Other liabilities	78.8	60.0

Total liabilities	1,006.3	1,002.7

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,426,628 shares in 2007 and 21,211,044 in 2006	0.2	0.2
Additional paid-in capital	420.5	418.9
Accumulated deficit	(28.6)	(41.0)
Accumulated other comprehensive income	29.4	27.3
Common stock held in treasury, at cost — 225,886 shares in 2007 and 228,126 shares in 2006	(1.5)	(1.5)

Total shareholders’ equity	420.0	403.9

Total liabilities and shareholders’ equity	$1,426.3	$1,406.6

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Overview and Basis of Presentation
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
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the period presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2006.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     Certain amounts in the accompanying 2006 financial statements have been reclassified to conform to the current year presentation.
2.	Comprehensive Income
     Total comprehensive income consists of the following:

	Quarters Ended
	March 31,
	2007	2006
	(in millions)

Net income	$12.3	$14.8
Unrealized translation adjustments	1.7	1.8
Prior service cost	0.2	—
Net actuarial loss	0.1	—
Net unrealized gain (losses) from cash flow hedges	0.1	(0.3)

Total comprehensive income	$14.4	$16.3

3.	Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2007	2006
	(in millions, except per
	share amounts)

Numerator (basic and diluted):
Net income	$12.3	$14.8

Denominator:
Weighted-average shares — basic	21.1	20.8
Share-based awards	0.5	0.6
Convertible debentures	0.4	—

Weighted-average shares — diluted	22.0	21.4

Earnings per share:
Basic	$0.58	$0.71

Diluted	$0.56	$0.69

     As discussed further in Note 7, the Company has issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s stock price exceeds the initial conversion price of $33.79 per share.
4.	Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Accordingly, the Company recorded a $0.1 million decrease in liabilities for unrecognized tax benefits with a corresponding reduction in the accumulated deficit. At January 1, 2007, the Company had recorded a liability of approximately $21.9 million for unrecognized tax benefits of which $4.9 million, if recognized, would affect the effective tax rate. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.1 million for the potential payment of interest. There have been no significant changes to the total amount of unrecognized tax benefits during the quarter ended March 31, 2007 and the Company does not currently anticipate that these amounts will significantly change by the end of 2007.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Substantially all material federal, state and local, and foreign income tax returns for the years 2002 through 2005 are open to examination. The federal income tax return for 2002 and various foreign and state tax returns are currently under examination. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.

5.	Inventories
     Inventories consist of the following:

	As of	As of
	March 31,	December 31,
	2007	2006
	(in millions)

Finished products	$41.4	$40.0
Costs relating to long-term contracts and programs	32.0	32.1
Work in process	21.3	20.8
Raw materials and supplies	26.9	24.6

	121.6	117.5
Reserve to reduce certain inventories to LIFO basis	(16.8)	(16.6)
Progress payments	(28.7)	(21.6)

Total	$76.1	$79.3

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
6.	Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2007 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)

Goodwill, net as of December 31, 2006	$48.6	$105.9	$7.1	$161.6

Foreign currency translation	0.1	0.8	—	0.9

Goodwill, net as of March 31, 2007	$48.7	$106.7	$7.1	$162.5

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)

Customer relationships	$42.9	$17.0	$42.9	$16.1
Existing technology	16.5	3.1	16.5	2.9
Trademarks	29.9	5.0	29.8	4.7
Other	10.5	5.8	10.1	5.5

	$99.8	$30.9	$99.3	$29.2

     Amortization expense for the quarters ended March 31, 2007 and 2006 was $1.6 million and $1.4 million, respectively. The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of March 31, 2007 and December 31, 2006, and that are included in the table above.
7.	Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at March 31, 2007.
8.	Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2007 and 2006, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
		(in millions)

Service cost	$2.5	$2.3	$0.3	$0.3
Interest cost	3.0	2.6	0.2	0.2
Expected return on plan assets	(3.0)	(2.9)	—	—
Prior service cost component	0.3	0.7	—	—
Net loss component	—	0.4	0.1	—

	$2.8	$3.1	$0.6	$0.5

     The Company anticipates that there will be no required funding in 2007 of its U.S. defined benefit pension plans. In 2006, the Company made discretionary contributions of $10 million to its U.S. plans. The Company has authorized a discretionary contribution of an additional $10 million in 2007 to its U.S. defined benefit pension plans which will be made prior to year-end. The Company expects to make total contributions of approximately $1.2 million in 2007 to its foreign pension plans.
9.	Business Segment Information
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

	Quarters Ended
	March 31,
	2007	2006
	(in millions)

Sales
Sealing Products	$115.6	$108.0
Engineered Products	106.3	97.3
Engine Products and Services	25.6	23.3

	247.5	228.6
Intersegment sales	(0.2)	(0.3)

Total sales	$247.3	$228.3

Segment Profit
Sealing Products	$21.4	$21.1
Engineered Products	18.8	16.6
Engine Products and Services	2.0	0.6

Total segment profit	42.2	38.3

Corporate expenses	(8.8)	(8.1)
Asbestos-related expenses	(12.9)	(4.9)
Interest expense, net	(0.1)	(0.8)
Other expenses, net	(0.9)	(1.1)

Income before income taxes	$19.5	$23.4

     Segment assets are as follows:

	March 31,	December 31,
	2007	2006

Sealing Products	$236.3	$224.3
Engineered Products	348.3	337.0
Engine Products and Services	75.2	76.0
Corporate	766.5	769.3

	$1,426.3	$1,406.6

10.	Commitments and Contingencies
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 19 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2007 and December 31, 2006, EnPro had accrued liabilities of $32.7 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the March 31, 2007 amount, $14.5 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.1 million each at March 31, 2007. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of March 31, 2007, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.2 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2007 and 2006 are as follows:

	2007	2006
	(in millions)

Balance at beginning of year	$4.0	$3.6
Charges to expense	1.0	1.1
Charges to the accrual (primarily payments)	(1.0)	(1.1)

Balance at end of period	$4.0	$3.6

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at March 31, 2007, the Company is aware of approximately 8,700 (8.1%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend continued in the first quarter of 2007 (1,900 new filings as compared to 2,900 in the first quarter of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.
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
     Recent Trial Results. During the first quarter of 2007, Garlock began two trials. The two lawsuits settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock will pay that verdict in the second quarter of 2007. At March 31, 2007, four Garlock appeals (including the Maryland appeal just discussed) were pending from adverse verdicts totaling $5.2 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At March 31, 2007, the Company had $2.4 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 — 2005.
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
     Insurance Coverage. At March 31, 2007, Garlock had available $437 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and certain expense payments. In addition, at March 31, 2007, Garlock had $56 million of otherwise available insurance that the Company classifies as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38.4 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $437 million of collectible insurance and trust assets, the Company considers $378 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $59 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($53 million) or (b) with various London market carriers ($6 million). Of the $437 million, $248 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $50.1 million of the Company’s insurance receivables at March 31, 2007. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $12 million during the first quarter of 2007.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At March 31, 2007, the market value of the funds remaining in the two trusts was $51.8 million, which was included in the $437 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     The Company’s Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. By 2004, however, most asbestos defendants who disclose their liabilities were recording estimates of their liabilities for pending and unasserted claims. In view of the change in practice by other defendants, during 2004 the Company authorized counsel to retain a recognized expert to assist in estimating the Company’s subsidiaries’ liability for pending and future asbestos claims. After interviewing and qualifying several recognized experts with the Company, counsel selected Bates White, LLC.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. The Company adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase the Company’s liability to an amount equal to the low end of the estimated range ($227 million). The recording of such increased asbestos liability resulted in the Company also recording an increase to its insurance receivable.
     Bates White has updated its estimate every quarter since the end of 2004 and, for each quarter, the estimate has increased. The estimated range of potential liabilities provided by Bates White at March 31, 2007 was $308 million to $666 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     Each quarter until the fourth quarter of 2006, the Company adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in the Company’s insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, the Company’s insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate in 2006 were recorded as charges to income.

     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history managing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the Company had adopted the low-end of the range provided by Bates White. However, while the Company’s internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management concluded in the fourth quarter of 2006 that the Company’s internal estimate for the next ten years represented the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate. That point estimate was adjusted in the first quarter of 2007 consistent with management’s adjustment of its internal estimates.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about declining future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and its judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, and (5) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $540 million, which is a point in the upper half of the Bates White range. The estimated liability of $540 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The Company’s estimate of liability at December 31, 2006 was $561 million. The recorded liability will continue to be impacted by its actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of the Company’s remaining solvent insurance and the Company’s adjusting the liability estimate to a point within the Bates White range have not altered the Company’s strategy for managing the potential asbestos liabilities and insurance assets of its subsidiaries.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $228 million to $745 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.

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
     During the first quarter of 2007, the Company recorded a pre-tax charge to income of $12.9 million to reflect $6.1 million of legal fees and expenses incurred during the quarter and a $6.8 million non-cash charge to add an estimate of the liability for the first quarter of 2017 to maintain a ten-year estimate.
     Quantitative Claims and Insurance Information. The Company’s total liability at March 31, 2007 was $547.0 million (the Company’s estimate of the liability described above of $540.4 million plus $6.6 million of accrued legal and other fees already incurred but not yet paid). This amount includes $89.8 million for advanced-stage cases and settled claims and accrued legal and other fees, and $457.2 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $80.2 million classified in current liabilities and $466.8 million classified in non-current liabilities.
     As of March 31, 2007, the Company had remaining solvent insurance and trust coverage of $437 million which is reflected on its balance sheet as a receivable ($76.1 million classified in current assets and $376.4 million classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $248 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies and have been billed to the insurance carriers. The remaining $189 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2007	2006
Pending Cases (1)
New actions filed during period	1,900	2,900
Open actions at period-end	106,500	119,400
Cash Flow (dollars in millions)
Payments (2)	$(34.5)	$(43.4)
Insurance recoveries (3)	31.5	22.0

Net cash flow	$(3.0)	$(21.4)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$248.0	$246.7
Insurance available for pending and future claims	189.2	301.6

Remaining solvent insurance and trust assets	$437.2	$548.3

	As of and for the
	Three Months Ended
	March 31,
	2007	2006
Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$547.0	$273.6
Insurance available for pending and future claims	189.2	301.6

Liability in excess of insurance coverage (6)	357.8	—
Insurance receivable for previously paid claims	248.0	246.7

Liability in excess of anticipated insurance collections (6)	$109.8	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 500 in the first quarter of 2007 and 400 in the first quarter of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At March 31, 2007, the liability represents management’s best estimate of the future payments for the ten-year period March 31, 2007 — March 31, 2017. At March 31, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.6 million and $9.6 million at March 31, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
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

     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2006, other important factors that could result in those differences include:
•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the timing of payments of claims and related expenses, the timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is a point within a range of equally likely values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.
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
     We focus on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos claims against our subsidiaries to minimize the impact on cash flows and enhance our liquidity. We believe these strategic initiatives will increase our organic sales growth, improve our gross profit margins, reduce manufacturing, selling and administrative expenses as a percent of revenue over time, increase our income from continuing operations, and provide the cash required to sustain and grow the Company.

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
     Our engineered products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer bearings, filament wound solid polymer bearings, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and general industrial markets.
     Our engine products and services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims. During the second quarter of 2006, all of our remaining insurance available for asbestos-related claims was fully committed or allocated to previously paid, pending and estimated future claims. As a result, beginning with the second quarter of 2006, we incurred charges to income for legal fees as well as changes in assumptions that impact our estimated liability. In addition, we incurred a significant charge in the fourth quarter of 2006 to increase the estimated liability from the low point in a broad range of estimates we previously considered to be equally-likely to the point we believed to be the best estimate in the range. For additional information on this subject, see “— Contingencies-Asbestos.”
     Outlook. We expect sales to increase in 2007 compared to 2006, mainly due to higher volumes associated with market growth, full year results associated with the acquisitions completed in 2006, increased market share as a result of new products, and selected price increases. Higher sales volumes, productivity improvements associated with our TCV lean manufacturing program and price increases are expected to result in improved operating margins and increased operating profits in 2007.
     We anticipate that cash flows in 2007 will benefit from improved operating income and lower net asbestos payments. Capital spending in 2007 is expected to be higher than 2006 levels as a result of continued investments to improve operational efficiency, our focus on low cost manufacturing operations and geographic expansion, and the modernization project at our Garlock Sealing Technologies facilities in Palmyra.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures in 2007; however, the impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Quarters Ended
	March 31,
	2007	2006
	(in millions)
Sales
Sealing Products	$115.6	$108.0
Engineered Products	106.3	97.3
Engine Products and Services	25.6	23.3

	247.5	228.6
Intersegment sales	(0.2)	(0.3)

Total sales	$247.3	$228.3

Segment Profit
Sealing Products	$21.4	$21.1
Engineered Products	18.8	16.6
Engine Products and Services	2.0	0.6

Total segment profit	42.2	38.3

Corporate expenses	(8.8)	(8.1)
Asbestos-related expenses	(12.9)	(4.9)
Interest expense, net	(0.1)	(0.8)
Other expenses, net	(0.9)	(1.1)

Income before income taxes	$19.5	$23.4

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
First Quarter of 2007 Compared to the First Quarter of 2006
     Sales of $247.3 million in the first quarter of 2007 increased 8% from $228.3 million in the comparable quarter of 2006. The increase in the value of the euro, and the addition of the acquisitions completed in 2006, favorably impacted revenue by approximately five percentage points on a year-over-year basis. The organic growth was the result of stronger demand in the U.S. and European markets of Garlock, higher aftermarket shipments at Quincy and Fairbanks Morse Engine, and selected price increases at several businesses. These favorable variances were partially offset by lower OEM and aftermarket volumes at Stemco.
     Segment profit, management’s primary measure of how our operations performed during the quarter, increased 10% from $38.3 million in the first quarter of 2006 to $42.2 million in the comparable quarter of 2007. Segment profit was primarily impacted by selected price increases, higher profitability on an improved product mix and increased volumes along with modest contributions from the acquisitions and favorable foreign exchange. Segment margins, defined as segment profit divided by sales, increased from 16.8% in 2006 to 17.1% in 2007. See Note 9 to our Consolidated Financial Statements for a reconciliation of segment profit to income before income taxes.

     Corporate expenses increased to $8.8 million in the first quarter of 2007 from $8.1 million in the comparable quarter of 2006. The increase in 2007 was primarily due to higher performance based compensation.
     Asbestos expenses in the first quarter of 2007 were $12.9 million and included $6.1 million of legal fees and expenses incurred during the quarter, and a $6.8 million non-cash charge to add an additional quarter in order to maintain a ten-year liability estimate for future claims. In the comparable quarter of 2006, asbestos expenses amounted to $4.9 million for legal fees and expenses. The increase in legal fees and expenses was attributable to the fact that in 2006 a portion of legal fees were covered by unallocated insurance and was recorded as a receivable on the Company’s Consolidated Balance Sheets. During the second quarter of 2006, the remaining asbestos insurance was fully allocated to previously paid, pending and future estimated claims such that from that point forward, all legal fees are expensed as incurred. In total, the Company’s legal fees and expenses paid actually declined by 30% from 2006 to 2007. For a further discussion of asbestos expenses, see Note 10 to our Consolidated Financial Statements.
     Net interest expense in the first quarter of 2007 was $0.1 million, compared to $0.8 million in the same quarter of 2006. The decrease in net interest expense was the result of an increase in interest income associated with higher cash balances and an increase in short-term interest rates.
     Our effective tax rate in the first quarter of 2007 was 37.0%, compared to 36.5% in the same quarter of 2006.
     Net income was $12.3 million, or $0.56 per share, in the first quarter of 2007 compared to $14.8 million, or $0.69 per share, in the same quarter of 2006. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $115.6 million in the first quarter of 2007 were 7% higher than the $108.0 million reported in the same quarter of 2006. The favorable impact of the euro and the 2006 acquisition of Amicon accounted for five percentage points of the growth. Sales at Garlock Sealing Technologies were favorably impacted by increased demand in the upstream oil and gas sectors and in Europe, selected price increases and a stronger euro. Plastomer Technologies’ sales benefited from the Amicon acquisition completed in 2006. Aftermarket and OEM sales were lower at Stemco in the first quarter of 2007 due to a general softness in the U.S. domestic commercial vehicle market.
     Segment profit increased slightly from $21.1 million in the first quarter of 2006 to $21.4 million in the comparable quarter of 2007. Profits at Garlock Sealing Technologies benefited from higher volumes, selected price increases and cost reduction initiatives, which more than offset increased restructuring costs. Plastomer Technologies’ profit was higher due to the acquisition completed in the second half of 2006. Lower volumes and higher operating expenses negatively impacted Stemco’s results on a year-over-year basis. Operating margins for the segment decreased from 19.5% in 2006 to 18.5% in 2007 due to the decrease in profits at Stemco and higher restructuring costs associated with the modernization project at the Palmyra, New York manufacturing site.
     Engineered Products. Sales of $106.3 million in the first quarter of 2007 were 9% higher than the $97.3 million reported in the same quarter of 2006. The year-over-year increase in the value of the euro and the 2006 acquisitions favorably impacted revenue by six percentage points when compared to 2006. Sales at Quincy were higher in 2007 due to increased demand for aftermarket parts and selected price increases. Sales at France Compressor exceeded 2006 levels as a result of increased volumes in the U.S. and European markets and the favorable impact associated with the acquisitions completed last year. In

2007, GGB benefited from increased volumes in Europe, selected price increases and favorable foreign currency exchange rates.
     Segment profits were $18.8 million in the first quarter of 2007, or 13% higher than the $16.6 million reported in the comparable quarter of 2006. GGB’s profits increased in 2007, when compared to 2006, due to increased volumes, selected price increases, cost reduction initiatives and a stronger euro. Profits at France Compressor increased as a result of higher sales volume, selected price increases, and the inclusion of the acquisitions completed in 2006. Quincy Compressor’s profit in 2007 benefited from price increases and a more profitable product mix associated with higher aftermarket revenue. Operating margins increased from 17.1% in 2006, to 17.7% in 2007.
     Engine Products and Services. Sales increased 10% in the first quarter of 2007 to $25.6 million from $23.3 million in the same quarter of 2006. The increase was attributable to higher shipments of aftermarket parts and an increase in service-related revenue.
     The segment reported a profit of $2.0 million in the first quarter of 2007, compared to profit of $0.6 million in the comparable quarter of 2006. Results in 2007 benefited from cost reduction initiatives and increased volumes associated with higher margin aftermarket revenue. Segment margins in 2007 were 7.8%, compared to 2.6% in 2006.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments are funded from cash balances on hand and cash generated from operations. We have additional capital resources available for funding requirements, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated $19.5 million of cash in 2007, compared to a net use of cash of $11.2 million in 2006. This includes a working capital increase of $16.4 million in 2007, compared to an increase of $25.7 million in 2006. Working capital normally builds during the first half of the year as seasonal activity increases in many of our markets. In 2007, payments for asbestos-related claims and expense, net of insurance recoveries, were $3.0 million, down from $21.4 million in 2006 as a result of lower payments for settlements and legal fees, and higher insurance collections. The collections included a payment in 2007 related to a settlement reached in late 2006 with a group of related U.S. insurers that had previously withheld payments.
     Investing activities used $10.3 million and $7.3 million of cash in the first quarters of 2007 and 2006, respectively. The results in 2007 were impacted by a reclassification of $1.1 million of unrestricted cash balances to restricted balances as a result of posting cash collateral required to secure a bond associated with an asbestos verdict under appeal. Capital expenditures in 2007 were $8.9 million, compared to $6.8 million during the same period of 2006. The increase reflects spending associated with modernization activities at our manufacturing facility in Palmyra, New York. The company also made payments of $0.6 million and $0.5 million in 2007 and 2006, respectively, as a result of two product line acquisitions.
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
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. At March 31, 2007, the actual borrowing availability under our senior secured revolving credit facility was $74.9 million.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all of our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances, which had not occurred as of March 31, 2007.
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
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2006, for a complete list of our critical accounting policies and estimates.
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
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2007 and December 31, 2006, EnPro had accrued liabilities of $32.7 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the March 31, 2007 amount, $14.5 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.1 million each at March 31, 2007. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of March 31, 2007, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.2 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at March 31, 2007, we are aware of approximately 8,700 (8.1%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend continued in the first quarter of 2007 (1,900 new filings as compared to 2,900 in the first quarter of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for 2003, 2004 and 2005 years, declined in 2006. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.
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

     Recent Trial Results. During the first quarter of 2007, Garlock began two trials. The two lawsuits settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. We believe that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock will pay that verdict in the second quarter of 2007. At March 31, 2007, four Garlock appeals (including the Maryland appeal just discussed) were pending from adverse verdicts totaling $5.2 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of our cash for the periods of such appeals. At March 31, 2007, we had $2.4 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in

2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 — 2005.
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
     Insurance Coverage. At March 31, 2007, Garlock had available $437 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and certain expense payments. In addition, at March 31, 2007, Garlock had $56 million of otherwise available insurance that we classify as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $437 million of collectible insurance and trust assets, we consider $378 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. We consider $59 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($53 million) or (b) with various London market carriers ($6 million). Of the $437 million, $248 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, we reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $50.1 million of our insurance receivables at March 31, 2007. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $12 million during the first quarter of 2007.
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
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At March 31, 2007, the market value of the funds remaining in the two trusts was $51.8 million, which was included in the $437 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Our Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. By 2004, however, most asbestos defendants who disclose their liabilities were recording estimates of their liabilities for pending and unasserted claims. In view of the change in practice by other defendants, during 2004 we authorized counsel to retain a recognized expert to assist in estimating our subsidiaries’ liability for pending and future asbestos claims. After interviewing and qualifying several recognized experts with us, counsel selected Bates White, LLC.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. We adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase our liability to an amount equal to the low end of the estimated range ($227 million). The recording of such increased asbestos liability resulted in us also recording an increase to our insurance receivable.
     Bates White has updated its estimate every quarter since the end of 2004 and, for each quarter, the estimate has increased. The estimated range of potential liabilities provided by Bates White at March 31, 2007 was $308 million to $666 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
     Each quarter until the fourth quarter of 2006, we adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in our insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, our insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate in 2006 were recorded as charges to income.
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, we did not have sufficient history managing claims payments to our internal estimates to allow us to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, we had adopted the low-end of the range provided by Bates White. However, while our internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management concluded in the fourth quarter of 2006 that our internal estimate for the next ten years represented the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate. That point estimate was adjusted in the first quarter of 2007 consistent with management’s adjustment of its internal estimates.
     We focus on future cash flows to prepare our estimate. We make assumptions about declining future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and our judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, and (5) the input and insight provided to us by Bates White. We adjust our estimate when current cash flow results and long-term trends suggest that our targets cannot be met. As a result, we have a process that we believe produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $540 million, which is a point in the upper half of the Bates White range. The estimated liability of $540 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. Our estimate of liability at December 31, 2006 was $561 million. The recorded liability will continue to be impacted by our actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of our remaining solvent insurance and our adjusting the liability estimate to a point within the Bates White range have not altered our strategy for managing the potential asbestos liabilities and insurance assets of our subsidiaries.

     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $228 million to $745 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.
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
     During the first quarter of 2007, we recorded a pre-tax charge to income of $12.9 million to reflect $6.1 million of legal fees and expenses incurred during the quarter and a $6.8 million non-cash charge to add an estimate of the liability for the first quarter of 2017 to maintain a ten-year estimate.
     Quantitative Claims and Insurance Information. Our total liability at March 31, 2007 was $547.0 million (our estimate of the liability described above of $540.4 million plus $6.6 million of accrued legal and other fees already incurred but not yet paid). This amount includes $89.8 million for advanced-stage cases and settled claims and accrued legal and other fees, and $457.2 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $80.2 million classified in current liabilities and $466.8 million classified in non-current liabilities.
     As of March 31, 2007, we had remaining solvent insurance and trust coverage of $437 million which is reflected on our balance sheet as a receivable ($76.1 million classified in current assets and $376.4 million classified in non-current assets) and which we believe will be available for the payment of asbestos-related claims. Included in the receivable is $248 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies and have been billed to the insurance carriers. The remaining $189 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2007	2006
Pending Cases (1)
New actions filed during period	1,900	2,900
Open actions at period-end	106,500	119,400
Cash Flow (dollars in millions)
Payments (2)	$(34.5)	$(43.4)
Insurance recoveries (3)	31.5	22.0

Net cash flow	$(3.0)	$(21.4)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$248.0	$246.7
Insurance available for pending and future claims	189.2	301.6

Remaining solvent insurance and trust assets	$437.2	$548.3

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$547.0	$273.6
Insurance available for pending and future claims	189.2	301.6

Liability in excess of insurance coverage (6)	357.8	—
Insurance receivable for previously paid claims	248.0	246.7

Liability in excess of anticipated insurance collections (6)	$109.8	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 500 in the first quarter of 2007 and 400 in the first quarter of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At March 31, 2007, the liability represents management’s best estimate of the future payments for the ten-year period March 31, 2007 — March 31, 2017. At March 31, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.6 million and $9.6 million at March 31, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2006, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of March 31, 2007:

	Notional
	Amount
	Outstanding
	in Millions
	of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell koruna/buy euro	$24.7	Apr 2007	33.48 koruna/euro
Buy euro/sell USD	14.0	Apr 2007 — June 2008	1.237 to 1.342 USD/euro
Buy USD/sell euro	12.4	Apr 2007 — Dec 2007	1.282 to 1.308 USD/euro
Sell euro/buy Australian dollar	7.1	Apr 2007	0.6 Australian dollar/euro
Buy USD/sell Canadian dollar	7.0	Apr 2007 — Dec 2007	1.120 to 1.126 Canadian dollar/USD
Buy koruna/sell euro	6.8	Apr 2007 — Dec 2007	38.448 to 38.806 koruna/euro
Buy euro/sell pesos	3.5	Apr 2007	14.84 peso/euro

	$75.5

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2007.

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
	(a) Total		Shares (or Units)	Shares (or Units)
	Number	(b) Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans or	the Plans or
Period	Purchased (1)	(or Unit)	Programs (1)	Programs (1)
January 1 — January 31, 2007	-0-	—	—	—
February 1 — February 28, 2007	-0-	—	—	—
March 1 — March 31, 2007	1,036	(2)	—	—
Total	1,036	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished 1,036 shares to the rabbi trust in exchange for management and other services provided by the Company. These shares were valued at a price of $36.72 per share, the average of the high and low prices of the Company’s common stock on March 30, 2007 on the New York Stock Exchange.

Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of May, 2007.

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