Form 10-Q
period 2007-06-30
ENPRO INDUSTRIES, INC
filed 2007-08-07
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☐       No ☑
As of August 1, 2007, there were 21,538,700 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2007 and 2006
(in millions, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$254.4	$226.7	$501.7	$455.0
Cost of sales	163.0	149.3	321.8	299.2

Gross profit	91.4	77.4	179.9	155.8

Operating expenses:
Selling, general and administrative expenses	55.2	49.3	110.2	98.2
Asbestos-related expenses	13.1	20.7	26.0	25.6
Other	1.3	0.4	2.3	0.8

	69.6	70.4	138.5	124.6

Operating income	21.8	7.0	41.4	31.2
Interest expense	(2.0)	(2.0)	(4.0)	(4.0)
Interest income	2.2	1.2	4.1	2.4
Other income	—	0.3	—	0.3

Income before income taxes	22.0	6.5	41.5	29.9
Income tax expense	(8.2)	(2.3)	(15.4)	(10.9)

Net income	$13.8	$4.2	$26.1	$19.0

Basic earnings per share	$0.65	$0.20	$1.23	$0.91

Diluted earnings per share	$0.61	$0.19	$1.17	$0.88

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2007 and 2006
(in millions)

	2007	2006
OPERATING ACTIVITIES
Net income	$26.1	$19.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.1	13.0
Amortization	5.1	3.8
Deferred income taxes	0.1	5.6
Stock-based compensation	1.0	2.4
Excess tax benefits from stock-based compensation	(3.0)	(0.8)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of receivables	22.8	2.1
Receivables	(17.3)	(16.5)
Inventories	7.0	(13.7)
Accounts payable	2.9	2.4
Other current assets and liabilities	(4.7)	(5.4)
Other non-current assets and liabilities	(10.0)	4.7

Net cash provided by operating activities	44.1	16.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.2)	(15.9)
Receipt from (deposits into) restricted cash accounts	(1.1)	5.7
Acquisitions, net of cash acquired	(12.5)	(11.6)
Other	0.3	—

Net cash used in investing activities	(32.5)	(21.8)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.5	0.5
Excess tax benefits from stock-based compensation	3.0	0.8
Other	—	(0.7)

Net cash provided by financing activities	3.5	0.6

Effect of exchange rate changes on cash and cash equivalents	1.7	1.0

Net increase (decrease) in cash and cash equivalents	16.8	(3.6)
Cash and cash equivalents at beginning of year	161.0	109.5

Cash and cash equivalents at end of period	$177.8	$105.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.0	$3.8
Income taxes	$15.3	$5.3
Payments for asbestos-related claims and expenses, net of insurance recoveries	$3.2	$23.5
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30,	December 31,
	2007	2006*
ASSETS
Current assets
Cash and cash equivalents	$177.8	$161.0
Accounts and notes receivable	160.1	138.3
Asbestos insurance receivable	66.0	71.3
Inventories	75.9	79.3
Other current assets	27.1	22.4

Total current assets	506.9	472.3
Property, plant and equipment	173.4	166.3
Goodwill	171.1	161.6
Other intangible assets	67.9	70.1
Asbestos insurance receivable	338.8	396.7
Deferred income taxes	101.7	80.2
Other assets	59.7	59.4

Total assets	$1,419.5	$1,406.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.5	$—
Accounts payable	65.7	62.2
Asbestos liability	87.5	88.8
Other accrued expenses	80.5	74.1

Total current liabilities	234.2	225.1
Long-term debt	185.2	185.7
Retained liabilities of previously owned businesses	28.0	27.7
Environmental liabilities	22.8	25.1
Asbestos liability	439.9	479.1
Other liabilities	67.9	60.0

Total liabilities	978.0	1,002.7

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,527,712 shares in 2007 and 21,211,044 in 2006	0.2	0.2
Additional paid-in capital	423.4	418.9
Accumulated deficit	(14.8)	(41.0)
Accumulated other comprehensive income	34.2	27.3
Common stock held in treasury, at cost – 224,711 shares in 2007 and 228,126 shares in 2006	(1.5)	(1.5)

Total shareholders’ equity	441.5	403.9

Total liabilities and shareholders’ equity	$1,419.5	$1,406.6

*	The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
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
2. Acquisitions
     In June 2007, the Company acquired Texflo Machining Ltd., a privately-held company that services and repairs reciprocating compressors, primarily for the natural gas market in western Canada. The acquisition was paid for in cash and is included in the Company’s Engineered Products segment.
3. Comprehensive Income
     Total comprehensive income consists of the following:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in millions)
Net income	$13.8	$4.2	$26.1	$19.0
Unrealized translation adjustments	5.1	6.6	6.8	8.4
Prior service cost	0.1	—	0.3	—
Net actuarial loss	—	—	0.1	—
Net unrealized losses from cash flow hedges	(0.4)	—	(0.3)	(0.3)

Total comprehensive income	$18.6	$10.8	$33.0	$27.1

4. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$13.8	$4.2	$26.1	$19.0

Denominator:
Weighted-average shares – basic	21.3	20.9	21.2	20.8
Share-based awards	0.5	0.6	0.5	0.6
Convertible debentures	0.8	0.2	0.6	0.2
Weighted-average shares – diluted	22.6	21.7	22.3	21.6

Earnings per share:
Basic	$0.65	$0.20	$1.23	$0.91
Diluted	$0.61	$0.19	$1.17	$0.88
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
5. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Accordingly, the Company recorded a $0.1 million decrease in liabilities for unrecognized tax benefits with a corresponding reduction in the accumulated deficit. At January 1, 2007, the Company had recorded a liability of approximately $21.9 million for unrecognized tax benefits of which $4.9 million, if recognized, would affect the effective tax rate. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.1 million for the potential payment of interest. There have been no significant changes to the total amount of unrecognized tax benefits during the six months ended June 30, 2007 and the Company does not currently anticipate that these amounts will significantly change by the end of 2007.

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
6. Inventories
     Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2007	2006
	(in millions)
Finished products	$41.3	$40.0
Costs relating to long-term contracts and programs	32.6	32.1
Work in process	21.7	20.8
Raw materials and supplies	29.3	24.6

	124.9	117.5
Reserve to reduce certain inventories to LIFO basis	(16.9)	(16.6)
Progress payments	(32.1)	(21.6)

Total	$75.9	$79.3

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
7. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2007 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2006	$48.6	$105.9	$7.1	$161.6
Acquisitions	—	7.6	—	7.6
Foreign currency translation	0.2	1.7	—	1.9

Goodwill, net as of June 30, 2007	$48.8	$115.2	$7.1	$171.1

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$43.4	$18.1	$42.9	$16.1
Existing technology	16.5	3.2	16.5	2.9
Trademarks	30.1	5.2	29.8	4.7
Other	10.5	6.1	10.1	5.5

	$100.5	$32.6	$99.3	$29.2

     Amortization expense for the six months ended June 30, 2007 and 2006 was $3.2 million and $2.6 million, respectively. The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of June 30, 2007 and December 31, 2006, and that are included in the table above.
8. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at June 30, 2007. In the event the conversion conditions become satisfied, the Company will be required to immediately expense all unamortized debt issue costs, which amounted to $4.9 million at June 30, 2007, and reclassify the corresponding debt from long-term to current.
9. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2007 and 2006, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)
Service cost	$1.6	$2.3	$0.3	$0.3
Interest cost	2.7	2.6	0.2	0.2
Expected return on plan assets	(3.4)	(2.9)	—	—
Prior service cost component	0.3	0.7	0.1	—
Net loss component	(0.4)	0.4	—	—

	$0.8	$3.1	$0.6	$0.5

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)
Service cost	$3.2	$4.6	$0.6	$0.6
Interest cost	5.3	5.2	0.3	0.4
Expected return on plan assets	(6.7)	(5.8)	—	—
Prior service cost component	0.6	1.4	0.1	—
Net loss component	1.2	0.8	0.1	—

	$3.6	$6.2	$1.1	$1.0

     In 2007 and 2006, the Company made discretionary contributions of $10 million to its U.S. plans. The Company expects to make total contributions of approximately $1.2 million in 2007 to its foreign pension plans.
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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Sales
Sealing Products	$118.3	$108.3	$233.9	$216.3
Engineered Products	108.3	100.4	214.6	197.7
Engine Products and Services	28.2	18.3	53.8	41.6

	254.8	227.0	502.3	455.6
Intersegment sales	(0.4)	(0.3)	(0.6)	(0.6)

Total sales	$254.4	$226.7	$501.7	$455.0

Segment Profit Sealing Products	$22.1	$18.5	$43.5	$39.6
Engineered Products	18.4	16.4	37.2	33.0
Engine Products and Services	3.4	1.1	5.4	1.7

Total segment profit	43.9	36.0	86.1	74.3

Corporate expenses	(8.2)	(7.1)	(17.0)	(15.2)
Asbestos-related expenses	(13.1)	(20.7)	(26.0)	(25.6)
Interest income (expense), net	0.2	(0.8)	0.1	(1.6)
Other expense, net	(0.8)	(0.9)	(1.7)	(2.0)

Income before income taxes	$22.0	$6.5	$41.5	$29.9

     Segment assets are as follows:

	June 30,	December 31,
	2007	2006
Sealing Products	$238.0	$224.3
Engineered Products	367.1	337.0
Engine Products and Services	70.2	76.0
Corporate	744.2	769.3

	$1,419.5	$1,406.6

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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2007 and December 31, 2006, EnPro had accrued liabilities of $30.9 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the June 30, 2007 amount, $13.1 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.4 million each at June 30, 2007. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of June 30, 2007, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.1 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
	(in millions)
Balance at beginning of year	$4.0	$3.6
Charges to expense	2.1	2.0
Charges to the accrual (primarily payments)	(2.0)	(2.1)

Balance at end of period	$4.1	$3.5

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at June 30, 2007, the Company is aware of approximately 9,200 (8.6%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend has continued in the first half of 2007 (3,100 new filings as compared to 4,200 in the first half of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in other states, including Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006 and the first half of 2007. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in 12 of the 24 cases tried to verdict in the years 2004 through 2007, including the one case tried to verdict thus far in 2007 and three of the four cases tried to verdict in 2006. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first half of 2007, Garlock began six trials. A Massachusetts jury returned a defense verdict in favor of Garlock. Four lawsuits in Pennsylvania and one in Maryland settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At June 30, 2007, two Garlock appeals were pending from adverse verdicts totaling $1.2 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At June 30, 2007, the Company had $2.4 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets. Of that amount, $1.2 million has been released in the third quarter as a result of the successful New York appeal.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 – 2005. New settlement commitments in the first half of 2007 totaled $40 million, compared to $41 million in the first half of 2006.
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
     Insurance Coverage. At June 30, 2007, Garlock had available $405 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and certain expense payments. In addition, at June 30, 2007, Garlock had $56 million of otherwise available insurance that the Company classifies as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38.4 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $405 million of collectible insurance and trust assets, the Company considers $354 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $51 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($45 million) or (b) with various London market carriers ($6 million). Of the $405 million, $241 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $45.6 million of the Company’s insurance receivables at June 30, 2007. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million during the first half of 2007.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $4 million in December 2006 and will receive another $17 million in the future. As part of the agreement, Garlock agreed to forgo $19 million of nominal insurance.
     During the first quarter of 2005, the Company reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in three equal bi-annual payments of $7 million. The first and second payments were received in May 2005 and April 2007, respectively; the third payment is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.

     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At June 30, 2007, the market value of the funds remaining in the two trusts was $44.7 million, which was included in the $405 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at June 30, 2007 was $295 million to $649 million. According to Bates White, increases in the estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
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
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history managing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the Company had adopted the low-end of the range provided by Bates White. However, while the Company’s internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management concluded in the fourth quarter of 2006 that the Company’s internal estimate for the next ten years represented the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate. That point estimate was adjusted in each of the first and second quarters of 2007 consistent with management’s adjustment of its internal estimates.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $521 million, which is a point in the upper half of the Bates White range. The estimated liability of $521 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by its actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of the Company’s remaining solvent insurance and the Company’s adjusting the liability estimate to a point within the Bates White range have not altered the Company’s strategy for managing the potential asbestos liabilities and insurance assets of its subsidiaries.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $213 million to $728 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges to income in future quarters for:
•	Increases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to the estimation period to maintain a ten-year liability (increases of this type have averaged approximately $7 — 8 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     During the second quarter of 2007, the Company recorded a pre-tax charge to income of $13.1 million to reflect net cash outlays of $6.7 million of legal fees and expenses incurred during the quarter and a $6.4 million non-cash charge primarily to add an estimate of the liability for the second quarter of 2017 to maintain a ten-year estimate. For the first half of 2007, the Company has recorded pre-tax charges to income of $26.0 to reflect net cash outlays of $13.8 million of legal fees and expenses and a $12.2 million non-cash charge primarily to add an estimate of the liability for the first half of 2017.
     Quantitative Claims and Insurance Information. The Company’s total liability at June 30, 2007 was $527.4 million (the Company’s estimate of the liability described above of $520.6 million plus $6.8 million of accrued legal and other fees already incurred but not yet paid). This amount includes $95.4 million for advanced-stage cases and settled claims and accrued legal and other fees, and $432.0 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $87.5 million classified in current liabilities and $439.9 million classified in non-current liabilities.
     As of June 30, 2007, the Company had remaining solvent insurance and trust coverage of $404.8 million which is reflected on its balance sheet as a receivable ($66.0 million classified in current assets and $338.8 million classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $241 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies and have been billed to the insurance carriers. The remaining $164 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Six Months Ended
	June 30,
	2007	2006
Pending Cases (1)
New actions filed during period	3,100	4,200
Open actions at period-end	106,500	119,700
Cash Flow (dollars in millions)
Payments (2)	$(67.8)	$(69.3)
Insurance recoveries (3)	64.6	45.8

Net cash flow	$(3.2)	$(23.5)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$241.2	$245.8
Insurance available for pending and future claims	163.6	259.2

Remaining solvent insurance and trust assets	$404.8	$505.0

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$527.4	$285.6
Insurance available for pending and future claims	163.6	259.2

Liability in excess of insurance coverage (6)	363.8	26.4
Insurance receivable for previously paid claims	241.2	245.8

Liability in excess of anticipated insurance collections (6)	$122.6	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 in the first half of 2007 and 600 in the first half of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At June 30, 2007, the liability represents management’s best estimate of the future payments for the ten-year period June 30, 2007 – June 30, 2017. At June 30, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.8 million and $8.9 million at June 30, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.

12. Subsequent Events
     In July 2007, the Company purchased Compressor Products International Limited (“CPI”), a privately-held manufacturer of critical sealing components for reciprocating compressors, gas engines and related equipment. The acquisition was paid for in cash and will be included in the Company’s Engineered Products segment. CPI, together with Texflo Machining Ltd. described previously in Note 2 “Acquisitions” included in the Notes to Consolidated Financial Statements, had combined annual revenues of approximately $43 million in the most recent fiscal year.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2006, other important factors that could result in those differences include:
•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the amount and timing of payments of claims and related expenses, the amount and timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is a point within a range of estimated values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 35 primary manufacturing facilities located in the United States and eight countries outside the United States.
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
     We anticipate that cash flows in 2007 will benefit from improved operating income and lower net asbestos payments. Capital spending in 2007 is expected to be higher than 2006 levels as a result of continued investments to improve operational efficiency, our focus on low cost manufacturing operations and geographic expansion, and the modernization project at our Garlock Sealing Technologies facilities in Palmyra, New York.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures in 2007; however, the impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Sales
Sealing Products	$118.3	$108.3	$233.9	$216.3
Engineered Products	108.3	100.4	214.6	197.7
Engine Products and Services	28.2	18.3	53.8	41.6

	254.8	227.0	502.3	455.6
Intersegment sales	(0.4)	(0.3)	(0.6)	(0.6)

Total sales	$254.4	$226.7	$501.7	$455.0

Segment Profit
Sealing Products	$22.1	$18.5	$43.5	$39.6
Engineered Products	18.4	16.4	37.2	33.0
Engine Products and Services	3.4	1.1	5.4	1.7

Total segment profit	43.9	36.0	86.1	74.3

Corporate expenses	(8.2)	(7.1)	(17.0)	(15.2)
Asbestos-related expenses	(13.1)	(20.7)	(26.0)	(25.6)
Interest income (expense), net	0.2	(0.8)	0.1	(1.6)
Other expense, net	(0.8)	(0.9)	(1.7)	(2.0)

Income before income taxes	$22.0	$6.5	$41.5	$29.9

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
Second Quarter of 2007 Compared to the Second Quarter of 2006
     Sales of $254.4 million in the second quarter of 2007 increased 12% from $226.7 million in the comparable quarter of 2006. The increase in the value of the euro relative to the U.S. dollar and the addition of the acquisitions completed in 2006 favorably impacted revenue by approximately five percentage points on a year-over-year basis. The seven percentage points of organic growth was the result of stronger demand in the U.S. and European markets of Garlock, higher shipments at GGB Europe, continued strong demand in the energy-related markets of France Compressor Products, increased engine shipments at Fairbanks Morse Engine, and selected price increases at several businesses. These favorable variances were partially offset by lower OEM and aftermarket volumes at Stemco and a decrease in industrial shipments at Quincy Compressor.
     Segment profit, management’s primary measure of how our operations performed during the quarter, increased 22% from $36.0 million in the second quarter of 2006 to $43.9 million in the comparable quarter of 2007. Segment profit was primarily impacted by selected price increases and higher volumes, along with contributions from the acquisitions, favorable foreign exchange and lower pension expenses. These expenses declined due to improved returns on pension assets and lower service-related costs as a result of amendments to our domestic defined benefit plans. Segment margins, defined as segment profit divided by sales, increased from 15.9% in 2006 to 17.3% in 2007. See Note 10 to our Consolidated Financial Statements for a reconciliation of segment profit to income before income taxes.
     Corporate expenses increased to $8.2 million in the second quarter of 2007 from $7.1 million in the comparable quarter of 2006. The increase in 2007 was primarily due to an increase in benefit expense and higher performance based compensation resulting from the higher market price of our common stock.
     Asbestos expenses in the second quarter of 2007 were $13.1 million and included net cash outlays of $6.7 million of legal fees and expenses incurred during the quarter and a $6.4 million non-cash charge primarily to add an additional quarter in order to maintain a ten-year liability estimate for future claims. In the comparable quarter of 2006, asbestos expenses were $20.7 million. During the second quarter of 2006, the remaining asbestos insurance was fully allocated to previously paid, pending and future estimated claims such that, from that point forward, all legal fees are expensed as incurred. Additionally, in the second quarter of 2006, we settled a dispute with an insurance carrier that resulted in a reduction of our available solvent insurance of approximately $19 million. Had our insurance been fully allocated prior to the second quarter 2006, asbestos expenses would have been $34.7 million during that quarter. The insurance settlement would have accounted for about $19 million of that amount plus $3.4 million of expenses in excess of policy limits previously billed to the carrier that would not be collected. The remaining charge of $12.3 million would have included net cash outlays of $8.6 million of legal fees and expenses that have been offset by $2.6 million of insolvent recoveries and a $6.3 million non-cash charge primarily related to the addition of another quarter to maintain a ten-year liability estimate for future claims. For a further discussion of asbestos expenses, see “ – Contingencies – Asbestos.”
     Net interest income in the second quarter of 2007 was $0.2 million compared to net interest expense of $0.8 million in the same quarter of 2006. The net interest income recorded in the quarter was the result of higher cash balances.
     Our effective tax rate in the second quarter of 2007 was 37.0% compared to 36.5% in the same quarter of 2006.

     Net income was $13.8 million, or $0.61 per share, in the second quarter of 2007 compared to $4.2 million, or $0.19 per share, in the same quarter of 2006. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $118.3 million in the second quarter of 2007 were 9% higher than the $108.3 million reported in the same quarter of 2006. The favorable impact of the euro and the 2006 acquisition of Amicon accounted for five percentage points of the growth. Sales at Garlock Sealing Technologies were favorably impacted by increased demand in the European markets, continued strength in the oil, gas and mining sectors, selected price increases and a stronger euro. The 2006 acquisition of Amicon more than offset lower volumes due to weakness in the semiconductor markets served by Plastomer Technologies. Aftermarket and OEM sales decreased at Stemco in the second quarter of 2007 due to lower demand in the U.S. heavy-duty truck market.
     Segment profit increased by 19% from $18.5 million in the second quarter of 2006 to $22.1 million in the comparable quarter of 2007. Profits at Garlock Sealing Technologies benefited from higher volumes, selected price increases, a more favorable product mix and cost reduction initiatives, which more than offset increased restructuring costs. Garlock Rubber Technologies’ profit was higher due to improved manufacturing efficiencies. Lower volumes negatively impacted Stemco’s and Plastomer’s results on a year-over-year basis. Operating margins for the segment increased from 17.1% in 2006 to 18.7% in 2007.
     Engineered Products. Sales of $108.3 million in the second quarter of 2007 were 8% higher than the $100.4 million reported in the same quarter of 2006. The year-over-year increase in the value of the euro and the acquisitions completed last year favorably impacted revenue by six percentage points when compared to 2006. Sales at France Compressor were higher in 2007 due to increased volumes in the U.S. and European markets and the favorable impact associated with the acquisitions completed last year. In 2007, GGB benefited from increased volumes in Europe, selected price increases and favorable foreign currency exchange rates. Quincy Compressor’s sales were lower than 2006 record levels as demand for rotary and reciprocating compressors weakened on a year-over-year basis.
     Segment profits were $18.4 million in the second quarter of 2007, or 12% higher than the $16.4 million reported in the comparable quarter of 2006. GGB’s profits increased in 2007, when compared to 2006, due to increased volumes, selected price increases, cost reduction initiatives and a stronger euro. Profits at France Compressor improved as a result of higher sales volume, selected price increases, and acquisitions completed in the second half of 2006. Quincy Compressor’s profit in 2007 declined primarily as a result of the lower volumes. Operating margins for the segment increased from 16.3% in 2006 to 17.0% in 2007.
     Engine Products and Services. Sales increased 54% from the $18.3 million reported in the second quarter of 2006 to $28.2 million in the second quarter of 2007. The increase was attributable to additional engine shipments and higher revenue associated with aftermarket parts and service.
     The segment reported a profit of $3.4 million in the second quarter of 2007 compared to $1.1 million in the second quarter of 2006. Results in 2007 benefited from a more favorable product mix associated with higher margin aftermarket revenue, cost reduction initiatives and selected price increases. Operating margins for the segment in 2007 were 12.1% compared to 6.0% in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Sales increased 10% from $455.0 million in 2006 to $501.7 million in 2007. The year-over-year increase in the value of the euro and the 2006 acquisitions favorably impacted revenue by five percentage points when compared to the prior year. Garlock Sealing Technologies’ revenues increased in 2007 as a result of continued strength in the upstream oil and gas markets, improved economic conditions in Europe and favorable exchange rates. Plastomer Technologies’ revenue increased in 2007 due to the acquisition of Amicon completed in 2006. France Compressor Products’ sales were higher in 2007 due to the 2006 acquisition of Allwest, continued strength in the U.S. and European energy-related markets, and selected price increases. GGB’s sales exceeded 2006 levels as a result of favorable industrial market conditions in Europe, selected price increases and the increase in the value of the euro. Fairbanks Morse Engine’s revenue was higher in 2007 due to an increase in shipments to the U.S. Navy and additional demand for aftermarket parts and service. These increases were partially offset by lower sales at Stemco as a result of lower OEM and aftermarket demand.
     Segment profit increased 16% from $74.3 million in 2006 to $86.1 million in 2007. Segment profit in 2007 benefited from higher volumes in the Sealing Products, Engineered Products and Engine Products and Services segments, selected price increases, acquisitions, cost reductions associated with our TCV initiatives and lower pension expenses. Segment margins in 2007 were 17.2% compared to 16.3% in 2006. A reconciliation of segment profit to income before income taxes is included in Note 10 to our Consolidated Financial Statements.
     Corporate expenses for the first six months of 2007 were $17.0 million compared to $15.2 million in 2006. This increase was primarily the result of higher performance based compensation.
     Asbestos expenses in the first half of 2007 were $26.0 million and included net cash outlays of $13.8 million of legal fees and expenses incurred in 2007 and a $12.2 million non-cash charge primarily to add an additional two quarters to maintain a ten-year liability estimate for future claims. In 2006, asbestos expenses were $25.6 million for the first half of the year. Had our insurance been fully allocated prior to 2006, asbestos expenses would have been $49.9 million. The insurance settlement would have accounted for about $19 million of that amount plus $3.4 million of expenses in excess of policy limits previously billed to the carrier that would not be collected. The remaining charge of $27.5 million would have included net cash outlays of $17.4 million of legal fees and expenses that have been offset by $2.6 million of insolvent recoveries and a $12.7 million non-cash charge primarily related to the addition of another two quarters to maintain a ten-year liability estimate for future claims.
     Net interest income during the first six months of 2007 was $0.1 million compared to net interest expense of $1.6 million in 2006. The improvement was the result of higher cash balances.
     Our effective tax rate for the six months ended June 30, 2007 was 37.0% compared to 36.5% in 2006.
     Net income was $26.1 million, or $1.17 per share, for the first six months of 2007 compared to $19.0 million, or $0.88 per share, in 2006. Earnings per share are expressed on a diluted basis.

Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments are funded from cash balances on hand and cash generated from operations. We have additional capital resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated $44.1 million of cash in the first half of 2007 compared to $16.6 million in the first half of 2006. This includes a working capital increase of $12.1 million in 2007 compared to an increase of $33.2 million in 2006. Working capital normally builds during the first half of the year as seasonal activity increases in many of our markets. In 2007, payments for asbestos-related claims and expense, net of insurance recoveries, were $3.2 million, down from the $23.5 million in 2006 primarily as a result of higher insurance collections. The collections included a payment in 2007 related to a settlement reached in late 2006 with a group of U.S. insurers that had previously withheld payments.
     Investing activities used $32.5 million and $21.8 million of cash during the first half of 2007 and 2006, respectively. Capital expenditures in 2007 were $19.2 million compared to $15.9 million during the same period of 2006. The increase reflects spending associated with modernization activities at our manufacturing facility in Palmyra, New York. We also made payments of $12.5 million and $11.6 million in 2007 and 2006, respectively, as a result of completed acquisitions. See Note 2 to our Consolidated Financial Statements for a further discussion on acquisitions.
     Contractual Obligations
     In addition to our contractual obligations disclosed in Form 10-K for the fiscal year ended December 31, 2006, we had a $22.2 million and $21.8 million reserve for unrecognized tax benefits at June 30, 2007 and December 31, 2006, respectively. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes in our Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, respectively.
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
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. At June 30, 2007, the actual borrowing availability under our senior secured revolving credit facility was $75 million.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances, which had not occurred as of June 30, 2007.
     We used a portion of the net proceeds from the sale of the debentures to enter into call options (hedge and warrant transactions), which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stockholders from conversion of the debentures and have the effect to us of increasing the conversion price of the debentures to $46.78 per share.
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
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2007 and December 31, 2006, EnPro had accrued liabilities of $30.9 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the June 30, 2007 amount, $13.1 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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

     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.4 million each at June 30, 2007. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to Coltec, the trust assets and liabilities will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of June 30, 2007, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.1 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at June 30, 2007, we are aware of approximately 9,200 (8.6%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend has continued in the first half of 2007 (3,100 new filings as compared to 4,200 in the first half of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in other states, including Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006 and the first half of 2007. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in 12 of the 24 cases tried to verdict in the years 2004 through 2007, including the one case tried to verdict thus far in 2007 and three of the four cases tried to verdict in 2006. In the successful jury trials, the juries determined either that Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first half of 2007, Garlock began six trials. A Massachusetts jury returned a defense verdict in favor of Garlock. Four lawsuits in Pennsylvania and one in Maryland settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. We believe that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At June 30, 2007, two Garlock appeals were pending from adverse verdicts totaling $1.2 million, down from more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of our cash for the periods of such appeals. At June 30, 2007, we had $2.4 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets. Of that amount, $1.2 million has been released in the third quarter as a result of the successful New York appeal.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 – 2005. New settlement commitments in the first half of 2007 totaled $40 million, compared to $41 million in the first half of 2006.
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
     Insurance Coverage. At June 30, 2007, Garlock had available $405 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and certain expense payments. In addition, at June 30, 2007, Garlock had $56 million of otherwise available insurance that we classify as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. Garlock collected approximately $5 million from insolvent carriers in 2006, bringing total collections from insolvent carriers from 2002 through 2006 to approximately $38.4 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $405 million of collectible insurance and trust assets, we consider $354 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. We consider $51 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($45 million) or (b) with various London market carriers ($6 million). Of the $405 million, $241 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, we reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. This payment delay accounted for $45.6 million of our insurance receivables at June 30, 2007. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million during the first half of 2007.
     In May 2006, we reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $4 million in December 2006 and will receive another $17 million in the future. As part of the agreement, Garlock agreed to forgo $19 million of nominal insurance.
     During the first quarter of 2005, we reached agreement with two of Garlock’s U.S. insurers. The insurers agreed to pay Garlock a total of $21 million in three equal bi-annual payments of $7 million. The first and second payments were received in May 2005 and April 2007, respectively; the third payment is due in May 2009. The payments are guaranteed by the parent company of the settling insurers.
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the

London market. As a result of the settlement, $55.5 million was placed in an independent trust. At June 30, 2007, the market value of the funds remaining in the two trusts was $44.7 million, which was included in the $405 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at June 30, 2007 was $295 million to $649 million. According to Bates White, increases in the estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
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
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, we did not have sufficient history managing claims payments to our internal estimates to allow us to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, we had adopted the low-end of the range provided by Bates White. However, while our internal estimate has been within the Bates White range of equally likely estimates for the past two years, it has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management concluded in the fourth quarter of 2006 that our internal estimate for the next ten years represented the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate. That point estimate was adjusted in each of the first and second quarters of 2007 consistent with management’s adjustment of its internal estimates.
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
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $521 million, which is a point in the upper half of the Bates White range. The estimated liability of $521 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by our actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of our remaining solvent insurance and our adjusting the liability estimate to a point within the Bates White range have not altered our strategy for managing the potential asbestos liabilities and insurance assets of our subsidiaries.
     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $213 million to $728 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total estimated asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $8 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:

•	Increases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to the estimation period to maintain a ten-year liability (increases of this type have averaged approximately $7 — 8 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     During the second quarter of 2007, we recorded a pre-tax charge to income of $13.1 million to reflect $6.7 million of legal fees and expenses incurred during the quarter and a $6.4 million non-cash charge to add an estimate of the liability for the second quarter of 2017 to maintain a ten-year estimate. For the first half of 2007, we have recorded pre-tax charges to income of $26.0 to reflect $13.8 million of legal fees and expenses and a $12.2 million non-cash charge to add an estimate of the liability for the first half of 2017.
     Quantitative Claims and Insurance Information. Our total liability at June 30, 2007 was $527.4 million (our estimate of the liability described above of $520.6 million plus $6.8 million of accrued legal and other fees already incurred but not yet paid). This amount includes $95.4 million for advanced-stage cases and settled claims and accrued legal and other fees, and $432.0 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $87.5 million classified in current liabilities and $439.9 million classified in non-current liabilities.
     As of June 30, 2007, we had remaining solvent insurance and trust coverage of $404.8 million which is reflected on our balance sheet as a receivable ($66.0 million classified in current assets and $338.8 million classified in non-current assets) and which we believe will be available for the payment of asbestos-related claims. Included in the receivable is $241 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies and have been billed to the insurance carriers. The remaining $164 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Six Months Ended
	June 30,
	2007	2006
Pending Cases (1)
New actions filed during period	3,100	4,200
Open actions at period-end	106,500	119,700
Cash Flow (dollars in millions)
Payments (2)	$(67.8)	$(69.3)
Insurance recoveries (3)	64.6	45.8

Net cash flow	$(3.2)	$(23.5)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$241.2	$245.8
Insurance available for pending and future claims	163.6	259.2

Remaining solvent insurance and trust assets	$404.8	$505.0

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$527.4	$285.6
Insurance available for pending and future claims	163.6	259.2

Liability in excess of insurance coverage (6)	363.8	26.4
Insurance receivable for previously paid claims	241.2	245.8

Liability in excess of anticipated insurance collections (6)	$122.6	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 in the first half of 2007 and 600 in the first half of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At June 30, 2007, the liability represents management’s best estimate of the future payments for the ten-year period June 30, 2007 – June 30, 2017. At June 30, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.8 million and $8.9 million at June 30, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
     Reform Legislation. While reform measures continue to be considered in some jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the near future.
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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of June 30, 2007:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$25.5	July 2007	33.96 koruna/euro
Buy euro/sell USD	10.1	July 2007 – June 2008	1.237 to 1.387 USD/euro
Buy USD/sell euro	7.8	July 2007 – Dec 2007	1.287 to 1.361 USD/euro
Sell euro/buy Australian dollar	7.8	July 2007	0.625 Australian dollar/euro
Buy koruna/sell euro	4.8	July 2007 – Dec 2007	38.584 to 38.806 koruna/euro
Buy USD/sell Canadian dollar	4.1	July 2007 – Dec 2007	1.120 to 1.123 Canadian dollar/USD
Buy euro/sell pesos	4.0	July 2007	14.633 to 14.674 peso/euro

	$64.1

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2007.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate DollarValue) of
	of Shares (or	(b) Average	Purchased as Part of	Shares (or Units) That May
	Units) Purchased	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs (1)	Plans or Programs (1)
April 1 – April 30, 2007	-0-	—	—	—
May 1 – May 31, 2007	-0-	—	—	—
June 1 – June 30, 2007	724	(2)	—	—
Total	724	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished 724 shares to the rabbi trust in exchange for management and other services provided by the Company. These shares were valued at a price of $43.46 per share, the average of the high and low prices of the Company’s common stock on June 29, 2007 on the New York Stock Exchange.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders was held on May 2, 2007. The following sets forth the voting results on each of the matters voted upon at the meeting:
(a) Election of Directors

	No. of Votes	No. of Votes
Nominee	“For”	“Withheld”
J.P. Bolduc	19,800,606	319,488
Peter C. Browning	18,392,057	1,728,043
Joe T. Ford	20,007,982	112,112
Gordon D. Harnett	19,996,092	124,002
David L. Hauser	20,038,860	81,234
William R. Holland	20,008,664	111,430
Wilbur J. Prezzano, Jr.	18,472,187	1,647,897
Ernest F. Schaub	20,009,544	110,550
     There were no broker non-votes with respect to the election of directors.
(b) Ratification of Independent Registered Public Accounting Firm for 2007

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
20,097,675	13,027	9,392	—
(c) Approval of the Senior Executive Annual Performance Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
19,461,229	625,407	33,458	—
(d) Approval of the Long-Term Incentive Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
19,361,982	713,351	44,751	—
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of August, 2007.

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