Form 10-Q
period 2007-09-30
ENPRO INDUSTRIES, INC
filed 2007-11-06
CIK 1164863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑
As of November 1, 2007, there were 21,614,476 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2007 and 2006
(in millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$252.7	$228.6	$754.4	$683.6
Cost of sales	163.2	156.7	485.0	455.9

Gross profit	89.5	71.9	269.4	227.7

Operating expenses:
Selling, general and administrative expenses	57.8	47.7	168.0	145.9
Asbestos-related expenses	11.5	28.7	37.5	54.3
Other	0.8	1.3	3.1	2.1

	70.1	77.7	208.6	202.3

Operating income (loss)	19.4	(5.8)	60.8	25.4
Interest expense	(2.1)	(2.1)	(6.1)	(6.1)
Interest income	2.0	1.2	6.1	3.6
Other income	0.6	—	0.6	0.3

Income (loss) before income taxes	19.9	(6.7)	61.4	23.2
Income tax benefit (expense)	(7.6)	2.4	(23.0)	(8.5)

Net income (loss)	$12.3	$(4.3)	$38.4	$14.7

Basic earnings per share	$0.58	$(0.20)	$1.81	$0.71

Diluted earnings per share	$0.54	$(0.20)	$1.71	$0.68

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2007 and 2006
(in millions)

	2007	2006
OPERATING ACTIVITIES
Net income	$38.4	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.6	19.7
Amortization	8.0	6.2
Deferred income taxes	5.7	0.4
Stock-based compensation	2.4	4.0
Excess tax benefits from stock-based compensation	(3.9)	(0.8)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of receivables	23.4	18.6
Receivables	(14.3)	(11.1)
Inventories	9.8	(13.2)
Accounts payable	5.7	4.9
Other current assets and liabilities	(5.9)	2.0
Other non-current assets and liabilities	(15.9)	(2.9)

Net cash provided by operating activities	75.0	42.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30.1)	(30.3)
Receipts from restricted cash accounts	0.2	39.8
Acquisitions, net of cash acquired	(72.1)	(27.3)
Other	0.5	1.2

Net cash used in investing activities	(101.5)	(16.6)

FINANCING ACTIVITIES
Repayments of debt	(1.7)	—
Proceeds from issuance of common stock	0.8	0.6
Excess tax benefits from stock-based compensation	3.9	0.8
Other	—	(0.7)

Net cash provided by financing activities	3.0	0.7

Effect of exchange rate changes on cash and cash equivalents	3.0	1.9

Net increase (decrease) in cash and cash equivalents	(20.5)	28.5
Cash and cash equivalents at beginning of year	161.0	109.5

Cash and cash equivalents at end of period	$140.5	$138.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4.5	$4.3
Income taxes	$17.3	$8.1
Payments for asbestos-related claims and expenses, net of insurance recoveries	$14.1	$35.7
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$140.5	$161.0
Accounts and notes receivable	166.2	138.3
Asbestos insurance receivable	64.8	71.3
Inventories	77.0	79.3
Other current assets	29.9	22.4

Total current assets	478.4	472.3
Property, plant and equipment	182.3	166.3
Goodwill	198.2	161.6
Other intangible assets	104.5	70.1
Asbestos insurance receivable	328.6	396.7
Deferred income taxes	98.3	80.2
Other assets	63.2	59.4

Total assets	$1,453.5	$1,406.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.5	$—
Accounts payable	72.6	62.2
Asbestos liability	86.4	88.8
Other accrued expenses	96.8	74.1

Total current liabilities	256.3	225.1
Long-term debt	185.6	185.7
Retained liabilities of previously owned businesses	28.2	27.7
Environmental liabilities	19.4	25.1
Asbestos liability	430.3	479.1
Other liabilities	66.1	60.0

Total liabilities	985.9	1,002.7

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 21,589,288 shares in 2007 and 21,211,044 in 2006	0.2	0.2
Additional paid-in capital	426.0	418.9
Accumulated deficit	(2.5)	(41.0)
Accumulated other comprehensive income	45.4	27.3
Common stock held in treasury, at cost – 223,987 shares in 2007 and 228,126 shares in 2006	(1.5)	(1.5)

Total shareholders’ equity	467.6	403.9

Total liabilities and shareholders’ equity	$1,453.5	$1,406.6

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
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 2006, was derived from the audited financial statements included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2006.
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
2. Acquisitions
     In July 2007, the Company acquired Compressor Products International Limited, a privately-held manufacturer of critical sealing components for reciprocating compressors, gas engines and related equipment. The acquisition was paid for in cash and is included in the Company’s Engineered Products segment.
     In June 2007, the Company acquired Texflo Machining Ltd., a privately-held company that services and repairs reciprocating compressors, primarily for the natural gas market in western Canada. The acquisition was paid for in cash and is included in the Company’s Engineered Products segment.
     The purchase price allocation of these acquired businesses is subject to the completion of the valuation of certain assets and liabilities.

3. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Net income (loss)	$12.3	$(4.3)	$38.4	$14.7
Unrealized translation adjustments	11.2	4.2	18.0	12.6
Prior service cost and net actuarial loss	0.1	—	0.5	—
Net unrealized losses from cash flow hedges	(0.1)	(0.1)	(0.4)	(0.4)

Total comprehensive income (loss)	23.5	(0.2)	$56.5	$26.9

4. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$12.3	$(4.3)	$38.4	$14.7
Denominator:
Weighted-average shares – basic	21.3	20.9	21.2	20.9
Share-based awards	0.5	—	0.5	0.6
Convertible debentures	0.9	—	0.7	0.1

Weighted-average shares – diluted	22.7	20.9	22.4	21.6

Earnings per share:
Basic	$0.58	$(0.20)	$1.81	$0.71

Diluted	$0.54	$(0.20)	$1.71	$0.68

     As discussed further in Note 8, the Company has issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s stock price exceeds the conversion price of $33.79 per share.
     In the quarter ended September 30, 2006, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.7 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive.
5. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Accordingly, the Company recorded a $0.1 million decrease in liabilities for unrecognized tax benefits with a corresponding reduction in the accumulated deficit. At January 1, 2007, the Company had recorded a liability of approximately $21.8 million for unrecognized tax benefits of which $4.9 million, if recognized, would affect the effective tax rate. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.1 million for the potential payment of interest. At September 30, 2007, the Company had a $17.0 million liability recorded for unrecognized tax benefits, which includes interest of $1.9 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $5.7 million.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Substantially all federal, state and local, and foreign income tax returns for the years 2003 through 2006 are open to examination. The U.S. federal income tax returns for 2003 to 2005 and various foreign and state tax returns are currently under examination. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.
6. Inventories
     Inventories consist of the following:

	As of	As of
	September 30,	December 31,
	2007	2006
	(in millions)
Finished products	$43.8	$40.0
Costs relating to long-term contracts and programs	33.6	32.1
Work in process	21.5	20.8
Raw materials and supplies	31.8	24.6

	130.7	117.5
Reserve to reduce certain inventories to LIFO basis	(17.2)	(16.6)
Progress payments	(36.5)	(21.6)

Total	$77.0	$79.3

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
7. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2007, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2006	$48.6	$105.9	$7.1	$161.6
Acquisitions	—	29.0	—	29.0
Foreign currency translation	0.8	6.8	—	7.6

Goodwill, net as of September 30, 2007	$49.4	$141.7	$7.1	$198.2

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$43.7	$19.2	$42.9	$16.1
Existing technology	16.5	3.4	16.5	2.9
Trademarks	35.5	5.7	29.8	4.7
Other	44.0	6.9	10.1	5.5

	$139.7	$35.2	$99.3	$29.2

     Amortization expense for the nine months ended September 30, 2007 and 2006, was $5.6 million and $4.3 million, respectively. The Company has trademarks with indefinite lives valued at approximately $16 million that are not being amortized as of September 30, 2007, and December 31, 2006, and that are included in the table above.
     Goodwill and the identifiable intangible assets are subject to the completion of the valuation of certain assets and liabilities for the acquisitions described in Note 2 to these Consolidated Financial Statements. As of September 30, 2007, the $39.1 million estimate for identifiable intangible assets for the acquisitions was included above in trademarks and other identifiable intangible assets.
8. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at September 30, 2007. In the event the conversion conditions become satisfied, the Company will be required to immediately expense all unamortized debt issue costs, which amounted to $4.7 million at September 30, 2007, and reclassify the aggregate principal amount from long-term to current.
9. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2007 and 2006, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)
Service cost	$1.7	$2.3	$0.3	$0.3
Interest cost	2.7	2.6	0.2	0.2
Expected return on plan assets	(3.3)	(2.9)	—	—
Prior service cost component	0.3	0.7	0.1	—
Net loss component	(0.6)	0.4	—	—

	$0.8	$3.1	$0.6	$0.5

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)
Service cost	$4.9	$6.9	$0.9	$0.9
Interest cost	8.0	7.8	0.5	0.6
Expected return on plan assets	(10.0)	(8.7)	—	—
Prior service cost component	0.9	2.1	0.2	—
Net loss component	0.6	1.2	0.1	—

	$4.4	$9.3	$1.7	$1.5

     The Company implemented amendments to the U.S. salaried defined benefit pension plan effective January 1, 2007, that resulted in the reduction of the pension benefit service cost.
     In 2007 and 2006, the Company made discretionary contributions of $10.0 million in each year to its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $1.2 million in 2007 to its foreign pension plans.
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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Sales
Sealing Products	$112.6	$107.3	$346.5	$323.6
Engineered Products	111.5	97.2	326.1	294.9
Engine Products and Services	28.9	24.2	82.7	65.8

	253.0	228.7	755.3	684.3
Intersegment sales	(0.3)	(0.1)	(0.9)	(0.7)

Total sales	$252.7	$228.6	$754.4	$683.6

Segment Profit
Sealing Products	$20.5	$17.9	$64.0	$57.5
Engineered Products	17.3	15.0	54.5	48.0
Engine Products and Services	2.6	(1.8)	8.0	(0.1)

Total segment profit	40.4	31.1	126.5	105.4

Corporate expenses	(9.0)	(7.6)	(26.0)	(22.8)
Asbestos-related expenses	(11.5)	(28.7)	(37.5)	(54.3)
Interest expense, net	(0.1)	(0.9)	—	(2.5)
Other income (expense), net	0.1	(0.6)	(1.6)	(2.6)

Income (loss) before income taxes	$19.9	$(6.7)	$61.4	$23.2

Segment assets are as follows:

	September 30,	December 31,
	2007	2006
	(in millions)
Sealing Products	$245.4	$224.3
Engineered Products	444.8	337.0
Engine Products and Services	67.8	76.0
Corporate	695.5	769.3

	$1,453.5	$1,406.6

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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2007 and December 31, 2006, EnPro had accrued liabilities of $27.4 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the September 30, 2007 amount, $10.1 million represents the Company’s share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
     The Company believes that its accrued environmental liabilities are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, the Company believes that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.7 million each at September 30, 2007. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the next valuation date. Until such time as a payment is required or the remaining excess Back-Up Trust assets revert to the Company, the Back-Up Trust assets and liability will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of September 30, 2007, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.0 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2007 and 2006, are as follows:

	2007	2006
	(in millions)
Balance at beginning of year	$4.0	$3.6
Charges to expense	2.6	3.5
Charges to the accrual (primarily payments)	(2.7)	(3.3)

Balance at end of period	$3.9	$3.8

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.3 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at September 30, 2007, the Company is aware of approximately 9,400 (9%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number of new actions filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend has continued in the first nine months of 2007 (4,300 new filings as compared to 6,100 in the first nine months of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in other states, including Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006 and the first nine months of 2007. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.

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
     Recent Trial Results. During the first nine months of 2007, Garlock began seven trials. A Massachusetts jury returned a defense verdict in favor of Garlock. Four lawsuits in Pennsylvania, one in Maryland and another in Washington settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At September 30, 2007, two Garlock appeals were pending from adverse verdicts totaling $1.2 million, down from $6 million at December 31, 2006, and more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At September 30, 2007, the Company had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 – 2005. New settlement commitments in the first nine months of 2007 totaled $64 million, compared to $59 million in the first nine months of 2006.
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
     Insurance Coverage. At September 30, 2007, Garlock had available $393 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claim and certain expense payments. In addition, at September 30, 2007, Garlock had $56 million of otherwise available insurance that the Company classifies as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. Garlock has collected approximately $1 million from insolvent carriers in the first nine months of 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $393 million of collectible insurance and trust assets, the Company considers $343 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $50 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($44 million) or (b) with various London market carriers ($6 million). Of the $393 million, $247 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million during the first nine months of 2007.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At September 30, 2007, the market value of the funds remaining in the two trusts was $44.0 million, which was included in the $393 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at September 30, 2007, was $293 million to $656 million. According to Bates White, increases in the estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
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
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history comparing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the Company had adopted the low-end of the range provided by Bates White. However, the Company’s internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. The Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with management’s internal estimates.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $511 million, which is a point in the upper half of the Bates White range. The estimated liability of $511 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by its actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations. The full allocation of the Company’s remaining solvent insurance and the Company’s adjusting the liability estimate to a point within the Bates White range have not altered the Company’s strategy for managing the potential asbestos liabilities and insurance assets of its subsidiaries.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $214 million to $739 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos obligation for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $7.6 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges to income in future quarters for:
•	Increases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $7 — 8 million per quarter for the last eight quarters), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.

     During the third quarter of 2007, the Company recorded a pre-tax charge to income of $11.5 million to reflect net cash outlays of $5.9 million for legal fees and expenses incurred during the quarter, and a $5.6 million non-cash charge primarily to add an estimate of the liability for the third quarter of 2017 to maintain a ten-year estimate. For the first nine months of 2007, the Company has recorded pre-tax charges to income of $37.5 to reflect net cash outlays of $19.6 million of legal fees and expenses and a $17.9 million non-cash charge primarily to add an estimate of the liability for the first nine months of 2017.
     Quantitative Claims and Insurance Information. The Company’s total liability at September 30, 2007 was $516.7 million (the Company’s estimate of the liability described above of $510.5 million plus $6.2 million of accrued legal and other fees already incurred but not yet paid). This amount includes $94.9 million for advanced-stage cases, settled claims and accrued legal and other fees, and $421.8 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $86.4 million classified in current liabilities and $430.3 million classified in non-current liabilities.
     As of September 30, 2007, the Company had remaining solvent insurance and trust coverage of $393.4 million which is reflected on its balance sheet as a receivable ($64.8 million classified in current assets and $328.6 million classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $246.6 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the Company’s insurance policies and have been billed to the insurance carriers. The remaining $146.8 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Nine Months Ended
	September 30,
	2007	2006
Pending Cases (1)
New actions filed during period	4,300	6,100
Open actions at period-end	106,500	112,500
Cash Flow (dollars in millions)
Payments (2)	$(91.4)	$(98.3)
Insurance recoveries (3)	77.3	62.6

Net cash flow	$(14.1)	$(35.7)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$246.6	$253.0
Insurance available for pending and future claims	146.8	237.3

Remaining solvent insurance and trust assets	$393.4	$490.3

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$516.7	$287.4
Insurance available for pending and future claims	146.8	237.3

Liability in excess of insurance coverage (6)	369.9	50.1
Insurance receivable for previously paid claims	246.6	253.0

Liability in excess of anticipated insurance collections (6)	$123.3	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 in the first nine months of 2007 and 700 in the first nine months of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to limitations imposed under insurance arrangements.

(5)	At September 30, 2007, the liability represents management’s best estimate of the future payments for the ten-year period October 1, 2007 – September 30, 2017. At September 30, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.2 million and $8.4 million at September 30, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 33 primary manufacturing facilities located in the United States and 11 countries outside the United States.
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
     On July 31, 2007, we acquired Compressor Products International Ltd. and combined these operations with our existing France Compressor Products operations. Since May 2006, we completed four smaller acquisitions for France Compressor Products that included Allwest Compressor Services, Southwest Compressor Services, H.A.R. Compressor Products and Texflo Machining Ltd. This combination of companies creates the world’s leading manufacturer of reciprocating compressor sealing components and one of the world’s largest producers of reciprocating compressor valves. To more accurately reflect the combined company’s products, international presence and objectives for growth, we will conduct business under the Compressor Products International brand name. We will refer to these operations as Compressor Products International, or CPI, from this time forward. The newly constituted Compressor Products International is included in the engineered products segment as were France Compressor Products and the other smaller acquired companies.
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
     Outlook. We expect sales to increase in 2007 compared to 2006, mainly due to: higher volumes associated with market growth in certain key markets; the additional sales associated with the acquisitions completed in 2006 and 2007; the strength of currencies used by our international operations versus the U.S. dollar; and selected price increases. Higher sales volume, productivity and cost improvements associated with our TCV lean manufacturing program, reduced pension expenses in connection with changes to our U.S. salaried defined benefit plan, and price increases are expected to result in improved operating margins and increased operating profits in 2007.
     We anticipate that cash flows in 2007 will benefit from improved operating income and lower net asbestos payments. Capital spending in 2007 is expected to be higher than 2006 levels as a result of continued investments to improve operational efficiency, our focus on low cost manufacturing operations and geographic expansion, and the modernization project at our Garlock Sealing Technologies facilities in Palmyra, New York. In addition, we have invested in acquisitions to grow and strengthen the mix of our businesses. As a result, we expect to experience a reduction of our cash balance compared to the beginning of 2007.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures; however, the future impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Sales
Sealing Products	$112.6	$107.3	$346.5	$323.6
Engineered Products	111.5	97.2	326.1	294.9
Engine Products and Services	28.9	24.2	82.7	65.8

	253.0	228.7	755.3	684.3
Intersegment sales	(0.3)	(0.1)	(0.9)	(0.7)

Total sales	$252.7	$228.6	$754.4	$683.6

Segment Profit
Sealing Products	$20.5	$17.9	$64.0	$57.5
Engineered Products	17.3	15.0	54.5	48.0
Engine Products and Services	2.6	(1.8)	8.0	(0.1)

Total segment profit	40.4	31.1	126.5	105.4

Corporate expenses	(9.0)	(7.6)	(26.0)	(22.8)
Asbestos-related expenses	(11.5)	(28.7)	(37.5)	(54.3)
Interest expense, net	(0.1)	(0.9)	—	(2.5)
Other income (expense), net	0.1	(0.6)	(1.6)	(2.6)

Income (loss) before income taxes	$19.9	$(6.7)	$61.4	$23.2

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
Third Quarter of 2007 Compared to the Third Quarter of 2006
     Sales of $252.7 million in the third quarter of 2007 increased 11% from $228.6 million in the comparable quarter of 2006. The increase in the value of the euro relative to the U.S. dollar and the addition of the acquisitions completed in 2007 added approximately six percentage points to revenue on a year-over-year basis. The five percentage points of organic growth was the result of stronger demand in the U.S. and European markets for Garlock Sealing Technologies, higher shipments at GGB’s European operations, continued strong demand in the energy-related markets of Compressor Products International, increased parts shipments at Fairbanks Morse Engine, and selected price increases at several businesses. These favorable variances were partially offset by lower OEM and aftermarket volumes in Stemco’s heavy duty truck market, a drop in demand for Plastomer Technologies’ products in the semiconductor and industrial markets, and a decrease in shipments at Quincy Compressor for key markets such as energy, industrial and contractors.
     Segment profit, management’s primary measure of how our operations perform, increased 30% from $31.1 million in the third quarter of 2006 to $40.4 million in 2007. Segment profit was primarily impacted by selected price increases and higher volumes, a contract loss provision for Fairbanks Morse Engine in 2006 that did not recur this year, a reduction in U.S. defined benefit pension expense, contributions from the acquisitions, and the favorable foreign exchange rates. The defined benefit pension expense declined due to improved returns on pension assets and lower service-related costs as a result of amendments to our U.S. salaried defined benefit plan implemented in the first quarter of 2007. Segment margins, defined as segment profit divided by sales, increased from 13.6% in 2006 to 16.0% in 2007.
     Asbestos expenses in the third quarter of 2007 were $11.5 million and included net cash outlays of $5.9 million of legal fees and expenses incurred during the quarter and a $5.6 million non-cash charge primarily to add an additional quarter in order to maintain a ten-year liability estimate for future claims. In the comparable quarter of 2006, asbestos expenses were $28.7 million. For a further discussion of asbestos expenses, see “– Contingencies – Asbestos.”
     Net interest expense in the third quarter of 2007 was $0.1 million compared to $0.9 million in the same quarter last year. The decrease was a result of more interest income earned on higher cash balances.
     Our effective tax rate in the third quarter of 2007 was 38.5% compared to 36.5% in the same quarter of 2006. The increase in the rate for the third quarter of 2007 increased the effective tax rate to 37.5% for the nine months ended September 30, 2007.
     Net income was $12.3 million, or $0.54 per share, in the third quarter of 2007 compared to a loss of $4.3 million, or $0.20 per share, in the same quarter of 2006. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $112.6 million in the third quarter of 2007 were 5% higher than the $107.3 million reported in the same quarter of 2006. The favorable impact of the euro accounted for three percentage points of the growth. Sales at Garlock Sealing Technologies were favorably impacted by increased demand in its European markets, continued strength in the oil and gas sectors, selected price increases and a stronger euro. Aftermarket and OEM sales decreased at Stemco due to cyclical lower demand in the U.S. heavy-duty truck market as the number of new trucks and trailers built was down as was the usage of existing trucks. A decline in demand from Plastomer Technologies’ semiconductor market resulted in a year-over-year decrease in its sales.
     Segment profit increased by 15% from $17.9 million in the third quarter of 2006 to $20.5 million in 2007. Profits at Garlock Sealing Technologies benefited from higher volumes and selected price increases. Stemco reported a decline in profit in connection with its sales decrease, but the profit decline was mitigated by price increases and because the sales decline was primarily in the lower margin OEM market. Garlock Rubber Technologies turned to a profit this year from a loss last year due to lower manufacturing expenses primarily in connection with cost reduction activities and lower warranty expenses. Lower volumes negatively impacted Plastomer Technologies’ results, as did increased restructuring expenses for the reorganization of the Plastomer Technologies facilities. Operating margins for the segment increased from 16.7% in 2006 to 18.2% in 2007.
     Engineered Products. Sales of $111.5 million in the third quarter of 2007 were 15% higher than the $97.2 million reported in 2006. The year-over-year increase in the value of the euro and the acquisitions completed this year favorably impacted revenue by eleven percentage points when compared to 2006. Sales for Compressor Products International were higher in 2007 due to the additional volume from the acquisitions completed in 2007 and increased activity in the North American and European markets. In 2007, GGB benefited nearly equally from favorable foreign currency exchange rates, increased volume in Europe and selected price increases. Quincy Compressor’s sales were lower than its 2006 record levels as demand in several key markets and across nearly all product lines declined on a year-over-year basis.

     Segment profits were $17.3 million in the third quarter of 2007, or 15% higher than the $15.0 million reported in the same quarter of 2006. GGB’s profits increased in 2007, when compared to 2006, due to increased volumes, selected price increases, cost reduction initiatives and a stronger euro. Profits at Compressor Products International improved as a result of higher sales volume, selected price increases, and the acquisitions. However, amortization of intangible assets associated with the acquisitions resulted in increased expenses and lower operating margins at CPI. Despite the decline in revenue, Quincy Compressor was essentially able to maintain its profitability as a result of price increases and cost reductions. Operating margins for the segment were flat at 15.5% in 2007 and 15.4% in 2006.
     Engine Products and Services. Sales increased 19% from the $24.2 million reported in the third quarter of 2006 to $28.9 million in the third quarter of 2007. The increase primarily was attributable to additional parts shipments. Engine sales were nearly flat.
     The segment reported a profit of $2.6 million in the third quarter of 2007 compared to a loss of $1.8 million in the third quarter of 2006. The year-over-year improvement was a result of $3.1 million of contract losses on a U.S. Navy engine program in 2006 that did not recur in 2007, and the higher volume of parts shipments this year, which have better margins than engine sales. Operating margins for the segment in 2007 were 9.0% compared to (7.4)% in 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Sales increased 10% to $754.4 million in 2007 from $683.6 million in 2006. The year-over-year increase in the value of the euro and the acquisitions during the past twelve months increased revenue by five percentage points when compared to the prior year. Garlock Sealing Technologies’ revenues increased in 2007 as a result of continued strength in the oil and gas market, strong customer demand in Europe and favorable exchange rates. Plastomer Technologies’ revenue increased in 2007 due to the acquisition of Amicon completed in July 2006. Compressor Products International’s sales were higher in 2007 due to its acquisitions in 2006 and 2007 and continued strength in the North American and European energy-related markets. GGB’s sales exceeded 2006 levels as a result of favorable market conditions in Europe, selected price increases and the increase in the value of the euro. Fairbanks Morse Engine’s revenue was higher in 2007 due to more engine shipments for U.S. Navy programs and additional demand for aftermarket parts and service. These increases were partially offset by lower sales at Stemco as a result of a cyclical downturn in heavy-duty truck OEM and aftermarket demand.
     Segment profit increased 20% to $126.5 million in 2007 from $105.4 million in 2006. Segment profit in 2007 benefited from higher volumes in all segments, selected price increases at several operations, the acquisitions mentioned previously, cost reduction initiatives and a decline in our U.S defined benefit pension plan expenses. Segment margins in 2007 were 16.8% compared to 15.4% in 2006.
     Asbestos expenses in the first nine months of 2007 were $37.5 million and included net cash outlays of $19.6 million of legal fees and expenses incurred in 2007 and a $17.9 million non-cash charge primarily to maintain a ten-year liability estimate for future claims. In 2006, asbestos expenses were $54.3 million for the first nine months of the year. Had our insurance been fully allocated prior to 2006, and if we had been recording the ten-year liability based on the internal estimate, asbestos expenses for the first nine months of 2006 would have been $62.4 million. For a further discussion of asbestos expenses, see “– Contingencies – Asbestos.”
     Net interest expense during the first nine months of 2007 was zero compared to $2.5 million in 2006. The decrease was a result of more interest income earned on higher cash balances.

     Net income was $38.4 million, or $1.71 per share, for the first nine months of 2007 compared to $14.7 million, or $0.68 per share, in 2006. Earnings per share are expressed on a diluted basis.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments are funded from cash balances on hand and cash generated from operations. We have additional capital resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated cash in the amount of $75.0 million in the first nine months of 2007 compared to $42.5 million in the same period last year. Working capital increased by $4.7 million in 2007 compared to an increase of $17.4 million in 2006. The working capital increase in 2006 primarily was a result of an increase in inventory in the Engine Products and Services segment. In 2007, that segment’s inventory declined and was the principal contributor to the reduction in working capital usage. In addition, working capital normally builds during the first half of the year as seasonal activity increases in many of our markets. We usually experience decreases in working capital levels during the second half of the year. In 2007, payments for asbestos-related claims and expenses, net of insurance recoveries, were $14.1 million, down from $35.7 million in 2006 due to a combination of lower asbestos-related payments and higher insurance collections. The collections included a payment in 2007 related to a settlement reached in late 2006 with a group of U.S. insurers that had previously withheld payments. Cash paid for environmental liabilities, primarily related to previously owned businesses, which was included in the change in other non-current assets and liabilities, increased from $1.4 million in 2006 to $5.4 million in 2007.
     Investing activities used $101.5 million and $16.6 million of cash during the first nine months of 2007 and 2006, respectively. Capital expenditures in 2007 were $30.1 million compared to $30.3 million during the same period of 2006. The capital investments in both years included spending associated with modernization activities at our Garlock Sealing Technologies manufacturing facility in Palmyra, New York. We also made net payments of $72.1 million and $27.3 million in 2007 and 2006, respectively, related to acquisitions. See Note 2 to our Consolidated Financial Statements for a further discussion on acquisitions.
     Contractual Obligations
     In addition to our contractual obligations disclosed in Form 10-K for the fiscal year ended December 31, 2006, we had a $17.0 million and $21.2 million reserve for unrecognized tax benefits at September 30, 2007 and December 31, 2006, respectively. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes in our Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility. The facility is secured by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. At September 30, 2007, the actual borrowing availability under our senior secured revolving credit facility was approximately $75 million.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%. We pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances, which had not occurred as of September 30, 2007.
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
     Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2007 and December 31, 2006, EnPro had accrued liabilities of $27.4 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. Of the September 30, 2007 amount, $10.1 million represents our share of liability as a potentially responsible party at a former industrial property located in Farmingdale, New York. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
     We believe that our accrued environmental liabilities are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, we believe that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in a given period.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected on our Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $20.7 million each at September 30, 2007. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the next valuation date. Until such time as a payment is required or the remaining excess Back-Up Trust assets revert to Coltec, the Back-Up Trust assets and liability will be kept equal to each other on our Consolidated Balance Sheets.
     Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to its period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of September 30, 2007, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $10.0 million. These guarantees arose from the divestiture of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.3 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the 106,500 open cases at September 30, 2007, we are aware of approximately 9,400 (9%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against our subsidiaries in 2006 (7,700) was significantly lower than the number filed in 2005 (15,300) and 2004 (17,400). The number of new actions filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend has continued in the first nine months of 2007 (4,300 new filings as compared to 6,100 in the first nine months of 2006). Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in other states, including Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers, while relatively equal for the 2003, 2004 and 2005 years, declined in 2006 and the first nine months of 2007. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed in 2006 and thus far in 2007, the extent of the decline in new malignant disease claims cannot be determined.
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

     Recent Trial Results. During the first nine months of 2007, Garlock began seven trials. A Massachusetts jury returned a defense verdict in favor of Garlock. Four lawsuits in Pennsylvania, one in Maryland and another in Washington settled during trial before the juries had reached a verdict. In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a retrial of a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in the previous trial, which Garlock successfully appealed. Garlock has also appealed the new verdict. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. We believe that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At September 30, 2007, two Garlock appeals were pending from adverse verdicts totaling $1.2 million, down from $6 million at December 31, 2006, and more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. We are required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of our cash for the periods of such appeals. At September 30, 2007, we had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001, $86 million in 2002, $86 million in 2003, $84 million in 2004, $79 million in 2005 and $84 million in 2006. Approximately $15 million of the 2006 amount was committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 – 2005. New settlement commitments in the first nine months of 2007 totaled $64 million, compared to $59 million in the first nine months of 2006.
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
     Insurance Coverage. At September 30, 2007, Garlock had available $393 million of insurance and trust coverage that we believe will be available to cover future asbestos claim and certain expense payments. In addition, at September 30, 2007, Garlock had $56 million of otherwise available insurance that we classify as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. Garlock has collected approximately $1 million from insolvent carriers in the first nine months of 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $393 million of collectible insurance and trust assets, we consider $343 million (87%) to be high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. We consider $50 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($44 million) or (b) with various London market carriers ($6 million). Of the $393 million, $247 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims as described later in this section.
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

     During the fourth quarter of 2006, we reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of the matter. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million during the first nine months of 2007.
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
     In the second quarter of 2004, we reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in our insurance block, concerning settlement of its exposure to our subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, we reached agreement with a group of London market carriers (other than Equitas) and one of our U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At    September 30, 2007, the market value of the funds remaining in the two trusts was $44.0 million, which was included in the $393 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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

     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at September 30, 2007, was $293 million to $656 million. According to Bates White, increases in the estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
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
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, we did not have sufficient history comparing claims payments to our internal estimates to allow us to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, we had adopted the low-end of the range provided by Bates White. However, our internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range provides a reasonable lower boundary of possible outcomes, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. We adjusted the recorded liability from the low end of the Bates White estimate to our point estimate in the fourth quarter of 2006 and have adjusted the liability in each subsequent quarter consistent with management’s internal estimates.
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
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $511 million, which is a point in the upper half of the Bates White range. The estimated liability of $511 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by our actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations. The full allocation of our remaining solvent insurance and our adjusting the liability estimate to a point within the Bates White range have not altered our strategy for managing the potential asbestos liabilities and insurance assets of our subsidiaries.
     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $214 million to $739 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos obligation for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged $7.6 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:
•	Increases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $7 — 8 million per quarter for the last eight quarters), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     During the third quarter of 2007, we recorded a pre-tax charge to income of $11.5 million to reflect net cash outlays of $5.9 million for legal fees and expenses incurred during the quarter, and a $5.6 million non-cash charge primarily to add an estimate of the liability for the third quarter of 2017 to maintain a ten-year estimate. For the first nine months of 2007, we have recorded pre-tax charges to income of $37.5 to reflect net cash outlays of $19.6 million of legal fees and expenses and a $17.9 million non-cash charge primarily to add an estimate of the liability for the first nine months of 2017.
     Quantitative Claims and Insurance Information. Our total liability at September 30, 2007 was $516.7 million (our estimate of the liability described above of $510.5 million plus $6.2 million of accrued legal and other fees already incurred but not yet paid). This amount includes $94.9 million for advanced-stage cases, settled claims and accrued legal and other fees, and $421.8 million for early-stage and unasserted claims. The recorded amounts do not include legal fees and expenses to be incurred in the future. The recorded amounts include $86.4 million classified in current liabilities and $430.3 million classified in non-current liabilities.
     As of September 30, 2007, we had remaining solvent insurance and trust coverage of $393.4 million which is reflected on our balance sheet as a receivable ($64.8 million classified in current assets and $328.6 million classified in non-current assets) and which we believe will be available for the payment of asbestos-related claims. Included in the receivable is $246.6 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under our insurance policies and have been billed to the insurance carriers. The remaining $146.8 million will be available for pending and future claims.

     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Nine Months Ended
	September 30,
	2007	2006
Pending Cases (1)
New actions filed during period	4,300	6,100
Open actions at period-end	106,500	112,500
Cash Flow (dollars in millions)
Payments (2)	$(91.4)	$(98.3)
Insurance recoveries (3)	77.3	62.6

Net cash flow	$(14.1)	$(35.7)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$246.6	$253.0
Insurance available for pending and future claims	146.8	237.3

Remaining solvent insurance and trust assets	$393.4	$490.3

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$516.7	$287.4
Insurance available for pending and future claims	146.8	237.3

Liability in excess of insurance coverage (6)	369.9	50.1
Insurance receivable for previously paid claims	246.6	253.0

Liability in excess of anticipated insurance collections (6)	$123.3	—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 in the first nine months of 2007 and 700 in the first nine months of 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to limitations imposed under insurance arrangements.

(5)	At September 30, 2007, the liability represents management’s best estimate of the future payments for the ten-year period October 1, 2007 – September 30, 2017. At September 30, 2006, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $6.2 million and $8.4 million at September 30, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments and payments for fees and expenses each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims. However, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve multiple cases, including early-stage cases, when it believes that the risk outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
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
     Reform Legislation. While additional reform measures continue to be considered in some jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the near future.
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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2007:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$26.2	Oct 2007	33.927 to 33.931 koruna/euro
Sell British pound/buy euro	19.2	Oct 2007	0.699 euro/pound
Buy USD/sell euro	18.4	Oct 2007 – Dec 2008	1.292 to 1.382 USD/euro
Buy euro/sell USD	13.1	Oct 2007 – Jan 2010	1.237 to 1.420 USD/euro
Buy USD/sell Canadian dollar	10.6	Oct 2007 – Dec 2008	1.041 to 1.121 Canadian dollar/USD
Buy koruna/sell euro	9.4	Oct 2007 – Dec 2008	32.829 to 38.806 koruna/euro
Sell euro/buy Australian dollar	9.1	Oct 2007	1.614 to 1.617 euro/Australian dollar
Buy USD/sell Australian dollar	4.2	Jan 2008 – Dec 2008	0.859 to 0.876 USD/Australian dollar
Buy euro/sell peso	3.5	Oct 2007	15.415 to 15.452 peso/euro
Sell USD/buy peso	2.6	Jan 2008 – Dec 2008	10.996 to 11.268 peso/USD
Sell Singapore dollar/buy euro	0.2	Oct 2007	2.110 to 2.112 euro/Singapore dollar

	116.5
Option Contracts
Buy euro/sell USD	26.4	May 2008 – Dec 2010	1.336 USD/euro

	$142.9

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2007.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares (or	(b) Average	Purchased as Part of	Shares (or Units) That May
	Units) Purchased	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	(1)	Share (or Unit)	Plans or Programs (1)	Plans or Programs (1)
July 1 – July 31, 2007	-0-	—	—	—
August 1 – August 31, 2007	-0-	—	—	—
September 1 – September 30, 2007	907	(2)	—	—
Total	907	(2)	—	—

(1)	Shares were purchased by a rabbi trust the Company established in connection with its Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. The rabbi trust purchased these shares from Coltec Industries Inc (“Coltec”), which is a wholly owned subsidiary of the Company. The Company does not consider the purchase of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Coltec furnished 907 shares to the rabbi trust in exchange for management and other services provided by the Company. These shares were valued at a price of $41.39 per share, the average of the high and low prices of the Company’s common stock on September 28, 2007 on the New York Stock Exchange.

Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of November, 2007.

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