Form 10-K
period 2007-12-31
ENPRO INDUSTRIES, INC
filed 2008-02-26
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
Commission File Number 001-31225

ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

5605 Carnegie Boulevard, Suite 500,	28209
Charlotte, North Carolina	(Zip code)
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
Yes ☑                    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 was $909,937,000. As of February 15, 2008, there were 21,631,176 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
     We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We have 42 primary manufacturing facilities located in the United States and 10 other countries.
     Our sales by geographic region in 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in millions)
United States	$565.7	$543.0	$485.6
Europe	277.8	222.8	212.1
Other	186.5	162.6	140.9

Total	$1,030.0	$928.4	$838.6

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
Operations
     We manage our business as three segments: a sealing products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an engineered products segment, which includes our metal polymer bearings, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components; and an engine products and services segment, which manufactures heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 16 to our Consolidated Financial Statements. Item 7 and Note 16

contain information about sales and profits for each segment, and Note 16 contains information about each segment’s assets.
Sealing Products Segment
     Overview. Our Sealing Products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
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
     Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 43% of sales delivered to customers outside the United States in 2007. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minarra Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR and Applied Materials. In 2007, no single customer accounted for more than 2% of segment revenues.
     Competition. Competition in the sealing markets in which we operate is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality and the availability of the product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Freudenberg-NOK, Federal-Mogul Corporation and Saint-Gobain.
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
     Products. Our Engineered Products segment includes the product lines described below, which are designed, manufactured and sold by GGB, Quincy Compressor and Compressor Products International.
     GGB produces self-lubricating, non-rolling, metal polymer, solid polymer and filament wound bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. GGB™ is a well recognized, leading brand name in this product area.
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
     Compressor Products International designs, manufactures and services components for reciprocating compressors and engines. These components (packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies and components) are primarily utilized in the refining, petrochemical, natural gas transmission and general industrial markets. Compressor Products International also designs and manufactures the Gar-Seal® family of lined butterfly valves.
     Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. Compressor Products International sells its products globally through a network of company salespersons, independent sales representatives and distributors. In 2007, no single customer accounted for more than 3% of segment revenues.
     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Norton Company and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Quincy Compressor’s major competitors include Gardner Denver, Inc., Sullair Corporation, Ingersoll-Rand Company, Atlas Copco North America Inc. and Kaeser Compressors, Inc. In the markets in which Quincy Compressor competes, competition generally is based on reliability, quality, delivery times, energy efficiency, service and price. Compressor Products International competes against original equipment manufacturers, such as Dresser Rand, Ingersoll-Rand Company, Cooper Energy Services, Nuovo Pignone and Ariel Compressor and other component manufacturers, such as C. Lee Cook and Hoerbiger Corporation. Price, availability, product quality and reliability are the primary competitive drivers in the markets served by Compressor Products International.
     Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers. Quincy Compressor’s primary raw materials are iron castings. Components used by Quincy Compressor are motors, coolers and accessories such as air dryers, filters and electronic controls. Compressor Products International’s major raw material purchases include PTFE, PEEK (Polyetheretherketone), compound additives, cast iron, bronze, steel and stainless steel bar stock. We believe that all of these raw materials and components are readily available from various suppliers.

Engine Products and Services Segment
     Overview. Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market our products and services under the Fairbanks Morse Engine™ brand name.
     Products. In addition to our own designs, our Engine Products and Services segment manufactures licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. The government and the general industrial market for marine propulsion, power generation, and pump and compressor applications use these products. We have been building engines for over 115 years under the Fairbanks Morse Engine™ brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Additionally, we have been the U.S. Navy’s supplier of choice for medium-speed diesel engines and have supplied engines to the U.S. Navy for over 70 years.
     Customers. Our Engine Products and Services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard and Exelon. In 2007, the largest customer accounted for approximately 29% of segment revenues.
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

Backlog
     At December 31, 2007, we had a backlog of orders valued at $268.6 million compared with $192.4 million at December 31, 2006. Approximately 30% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2008. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
     As of December 31, 2007, 31 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO and/or TS certification. Twelve of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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

Employees and Labor Relations
     We currently have approximately 4,700 employees worldwide. Approximately 2,700 employees are located within the U.S. and approximately 2,000 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 29% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.
     We have collective bargaining agreements in place at five of our U.S. facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from August 2008 to June 2012. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements.
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
     The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally Garlock Sealing Technologies LLC and The Anchor Packing Company, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. Several risks and uncertainties may result in potential liabilities to us in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:
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
     To the extent our subsidiaries’ insurance is depleted or the payments required in any given year exceed the annual limitations on insurance recoveries from our subsidiaries’ carriers, our subsidiaries would be required to fund these obligations from available cash. This could adversely affect our ability to use cash for other purposes, including growth of our business, and adversely affect our financial condition.
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
     The markets in which we sell our products, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales, gross margins and net income. Economic downturns or other material weakness in demand in any of these markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
     The prices for raw materials we purchase increased in 2007. While we have been successful in passing along a portion of these higher costs, there can be no assurance that we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2007, we derived approximately 45% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
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
     We have a $75 million senior secured revolving credit facility that imposes limitations on our operations, such as limitations on distributions, limitations on incurrence and repayment of indebtedness, and maintenance of a fixed charge coverage financial ratio. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     We are headquartered in Charlotte, North Carolina and have 42 primary manufacturing facilities in 10 states within the U.S. and 10 countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)

U.S.
Palmyra, New York	Sealing Products	Owned	638,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Quincy, Illinois	Engineered Products	Owned	323,000
Bay Minette, Alabama	Engineered Products	Leased	143,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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
ITEM 3. LEGAL PROCEEDINGS
     Descriptions of environmental, asbestos and legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies” and in Note 17 to our Consolidated Financial Statements which descriptions are incorporated by reference herein.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning our executive officers is set forth below:

Name	Age	Position

Ernest F. Schaub	64	President, Chief Executive Officer and Director

William Dries	56	Senior Vice President and Chief Financial Officer

Richard L. Magee	50	Senior Vice President, General Counsel and Secretary

J. Milton Childress II	50	Vice President, Strategic Planning and Business Development

Donald G. Pomeroy II	40	Vice President and Controller

Robert D. Rehley	47	Vice President and Treasurer
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
     William Dries is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having previously served as Senior Vice President — Finance, Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985.
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

     Donald G. Pomeroy II is currently Vice President and Controller and has held this position since September 2007. Mr. Pomeroy served as the Vice President, Finance for Garlock Sealing Technologies from August 2004 until August 2007, having previously served as the Company’s Vice President and Controller from May 2002 through August 2004. He was Vice President, Finance and Information Technology at Stemco for Coltec Industries Inc from August 1998 until October 2001, and an employee of Coltec Industries Inc from November 2001 through May 2002. From May 1995 to February 1996, Mr. Pomeroy was a financial analyst, and from February 1996 to August 1998, he was Controller — International Operations at Garlock Sealing Technologies. Prior to joining Garlock Sealing Technologies, Mr. Pomeroy, a certified public accountant, was with Coopers & Lybrand LLP.
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
     As of February 15, 2008, there were 5,440 holders of record of our common stock. The price range of our common stock from January 1, 2006 through December 31, 2007 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2007:
Fourth Quarter	$29.65	$43.32
Third Quarter	31.01	46.46
Second Quarter	35.85	44.99
First Quarter	30.87	40.70

Fiscal 2006:
Fourth Quarter	$29.49	$35.75
Third Quarter	29.28	35.01
Second Quarter	31.61	40.08
First Quarter	26.30	34.70
     We did not declare any cash dividends to our shareholders during 2007. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”

     The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2007.

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	(a) Total Number	(b) Average Price	Purchased as Part of	that May Yet Be
	of Shares (or	Paid per Share	Publicly Announced	Purchased Under the
Period	Units)Purchased	(or Unit)	Plans or Programs	Plans or Programs(1)
October 1 — October 31, 2007	-0-	—	—	—
November 1 — November 30, 2007	-0-	—	—	—
December 1 — December 31, 2007	1,228 (1)	$30.56	—	—
Total	1,228 (1)	$30.56	—	—

(1)	Shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $30.56 per share, the average of the high and low prices of our common stock on December 31, 2007. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
     Set forth below is a line graph showing the yearly percentage change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers consisting of Flowserve Corporation, Robbins & Myers, Inc., Gardner Denver, Inc., Circor International, Inc., IDEX Corporation and The Gormann-Rupp Company. These manufacturing companies were chosen because they are all similarly situated to EnPro in terms of size and markets served. Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2002 and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2002 and continuing through December 31, 2007. Past performance is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ENPRO INDUSTRIES, INC.,
RUSSELL 2000 INDEX AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)

Statement of Operations Data:
Net sales	$1,030.0	$928.4	$838.6	$826.3	$730.1
Income (loss) from before extraordinary item	$37.7	$(158.9)	$58.6	$33.8	$33.2

Balance Sheet Data:
Total assets (1)	$1,470.3	$1,406.6	$1,276.2	$1,181.0	$1,020.7
Long-term debt (including current portion)	$185.7	$185.7	$185.2	$164.8	$170.2

Per Common Share Data — Diluted:
Income (loss) from continuing operations	$1.80	$(7.60)	$2.75	$1.60	$1.61

(1)	For years prior to 2005, the total assets reported in the table above contain immaterial errors relating to the translation of foreign currency denominated goodwill and other intangible assets. If the translation adjustments had been properly recorded, total assets would have been $1,213.2 million and $1,044.2 million for the years 2004 and 2003, respectively. There would have been no impact upon net income, earnings per share or cash flows for any of these periods due to the errors.

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
Overview
     Overview. EnPro is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 42 primary manufacturing facilities located in the United States and 10 countries outside the United States.
     We focus on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through our EnNovation initiative and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos settlements of our subsidiaries to minimize the impact on cash flows and enhance our liquidity. We believe these strategic initiatives will increase our sales growth, increase our gross profit, provide additional earnings leverage over time through reduced manufacturing, selling and administrative expenses as a percent of revenue, increase our income from continuing operations, and provide the cash required to sustain and grow the Company.
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
     On July 31, 2007, we acquired Compressor Products International Ltd. and combined its operations with the operations of France Compressor Products in the Engineered Products segment. Beginning in May 2006, we completed four smaller acquisitions for France Compressor Products. The four are Allwest Compressor Services, Southwest Compressor Services, H.A.R. Compressor Products and Texflo Machining Ltd. This combination of companies created the world’s leading manufacturer of reciprocating compressor components and one of the world’s largest producers of reciprocating compressor valves. To accurately reflect the combined company’s products, international presence and objectives for growth, these operations conduct business under the Compressor Products International brand name. We now refer to these operations as Compressor Products International, or CPI.
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims for the next ten years. For additional information on this subject, see “— Contingencies-Asbestos.”
Outlook
     We continue to make progress in connection with our strategies to improve operating efficiency through our TCV initiative; to expand our product offerings, our markets, and our customer base; to strengthen the mix of our businesses; and to manage asbestos settlements by our subsidiaries. Our strong liquidity, cash flows and relatively low debt ratio provide us with a sound financial base upon which we can continue to grow the company.
     We expect sales to increase in 2008 compared to 2007, mainly because of improved volumes from market share gained as a result of new products and geographic expansion; market growth; full year results associated with the acquisitions completed in 2007; and price increases. We expect higher sales volumes, productivity improvements and restructuring initiatives associated with our TCV lean manufacturing program, continued focus on low cost manufacturing operations, and price increases to contribute to operating margins and increased operating profits in 2008.
     Improvements in operating margins may be offset, in whole or in part, by the effect of the acquisition of operations with operating margins less than our existing businesses primarily due to amortization of the intangible assets of the acquired operations. We expect gross profit will continue to increase as a result of acquisitions, but operating margins may increase, be flat or decline depending on the operating margins of the acquired operations and their proportion of our total results.
     We anticipate that cash flows in 2008 will benefit from improved operating income partially offset by increases in capital expenditures and net asbestos-related payments. Capital spending in 2008 is expected to be higher than 2007 levels as a result of continued investments to expand geographically, and our strategy to improve operational efficiency. Net asbestos-related payments are expected to increase in 2008 because we expect to collect significantly less from our insurance than in 2007.
     As part of our operating strategy to strengthen our mix of businesses, we will continue to evaluate strategic acquisitions and divestitures in 2008; however, the impact of such acquisitions or divestitures cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Sales
Sealing Products	$457.3	$432.5	$392.9
Engineered Products	445.5	391.7	346.0
Engine Products and Services	128.1	105.2	101.1

	1,030.9	929.4	840.0
Intersegment sales	(0.9)	(1.0)	(1.4)

Total sales	$1,030.0	$928.4	$838.6

Segment Profit
Sealing Products	$78.0	$76.5	$66.1
Engineered Products	69.4	61.5	45.4
Engine Products and Services	15.3	4.9	5.9

Total segment profit	162.7	142.9	117.4

Corporate expenses	(34.1)	(31.6)	(25.5)
Asbestos-related expenses	(68.4)	(359.4)	(11.7)
Gain (loss) on sale of assets, net	—	(0.6)	5.8
Interest income (expense), net	0.2	(3.2)	(6.1)
Other income (expense), net	(2.4)	(2.3)	12.2

Income (loss) before income taxes	58.0	(254.2)	92.1
Income tax benefit (expense)	(20.3)	95.3	(33.5)

Income (loss) before extraordinary item	37.7	(158.9)	58.6
Extraordinary item, net of taxes	2.5	—	—

Net income (loss)	$40.2	$(158.9)	$58.6

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

     2007 Compared to 2006
     Sales were $1.03 billion in 2007, a new record and an 11% increase compared to the $928.4 million recorded in 2006. Increases in foreign currency exchange rates relative to the U.S. dollar, with the euro being the most significant, and acquisitions completed in 2007 added approximately six percentage points to revenue growth on a year-over-year basis. The five percentage points of organic growth were the result of stronger demand from Garlock Sealing Technologies’ U.S. and European markets, higher shipments from GGB’s European operations, continued strong demand in the energy-related markets of Compressor Products International, increased engine and parts shipments from Fairbanks Morse Engine, and selected price increases at several businesses. These favorable variances were partially offset by lower OEM and aftermarket volumes in Stemco’s heavy duty truck market, a drop in demand for Plastomer Technologies’ products in the semiconductor and industrial markets, and a small decrease in shipments from Quincy Compressor, coming off of a strong year in 2006, for key markets such as energy, industrial and contractors.
     Segment profit, one of management’s primary measures of how our operations perform, increased 14% from $142.9 million in 2006 to $162.7 million in 2007. Segment profit was impacted by selected price increases and increased sales volume at several businesses, improved margins on Fairbanks Morse Engine shipments, a contract loss provision for Fairbanks Morse Engine in 2006 that did not recur this year, a reduction in U.S. defined benefit pension expense, contributions from acquisitions, and favorable foreign currency exchange rates. The defined benefit pension expense declined because amendments to our U.S. salaried defined benefit plan implemented in the first quarter of 2007 lowered service costs and because returns on pension assets improved. Despite the lower demand experienced by Quincy Compressor and Garlock Rubber Technologies, each contributed to the year-over-year increase in segment profit as a result of cost savings and price increases. Volume declines at Stemco and Plastomer Technologies and an increase in restructuring expenses in 2007 partially offset the favorable affects of the previously mentioned items. Restructuring expenses in 2007 were $6.0 million compared to $2.3 million in 2006. The restructuring costs in each year were primarily for the modernization project at the Garlock Sealing Technologies facilities in Palmyra, New York. Segment margins, defined as segment profit divided by sales, increased from 15.4% in 2006 to 15.8% in 2007.
     Asbestos expenses in 2007 were $68.4 million and included net cash outlays of $25.8 million for legal fees and expenses incurred during the year and $42.6 million in non-cash charges to maintain a ten-year liability estimate for future claims and to reflect an adjustment to our internal estimate of the liability. In 2006, asbestos expenses were $359.4 million. The higher expense in 2006 was primarily the result of an adjustment we made to record the asbestos liability at a point that we believe to be the best estimate within our outside expert’s range of equally likely estimates for the next ten years. For a further discussion of asbestos expenses, see “— Contingencies — Asbestos.”
     Net interest income in 2007 was $0.2 million compared to net interest expense of $3.2 million last year. The net interest income was a result of the increase in invested cash balances while the yield on those funds was essentially flat.
     Our effective tax rate for 2007 was 35.0% compared to 37.5% in 2006. The decrease in the rate for 2007 was principally due to the effect on our deferred tax balances of the enactment of reduced income and trade tax rates in Germany. This was partially offset by an unfavorable change in the mix of foreign and U.S. state and local taxable income.
     In 2007, we recorded an extraordinary gain of $2.5 million, net of $1.6 million of taxes, related to the acquisition of the outstanding shares of a subsidiary held by minority shareholders.

     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $457.3 million in 2007 were 6% higher than the $432.5 million reported in 2006. The favorable impact of the euro accounted for three percentage points of the growth. Sales at Garlock Sealing Technologies benefited from increased demand in its European markets, continued strength in the oil and gas sector, selected price increases and the stronger euro. Aftermarket and OEM sales decreased at Stemco due to lower demand in the U.S. heavy-duty truck market. Fewer new trucks and trailers were built as usage of existing trucks declined. A decline in sales to Plastomer Technologies’ semiconductor market partially offset the increase attributable to including the Amicon business, acquired in July 2006, for a full year in 2007.
     Segment profit increased by 2% from $76.5 million in 2006 to $78.0 million in 2007. Profits at Garlock Sealing Technologies benefited from higher volumes and selected price increases. These benefits were partially offset by increased restructuring costs for the modernization project at the Garlock Sealing Technologies facilities in Palmyra, NY and additional spending in marketing, business development and R&D. Stemco reported a decline in profit in connection with its sales decrease and increased costs, but the decline was partially mitigated by price increases. Garlock Rubber Technologies increased its profit significantly in 2007 by focusing on cost reductions that increased operating margins. Lower volumes negatively impacted Plastomer Technologies’ results, as did increased restructuring expenses for the reorganization of its facilities. Segment margins decreased from 17.7% in 2006 to 17.1% in 2007.
     Engineered Products. Sales of $445.5 million in 2007 were 14% higher than the $391.7 million reported in 2006. The increase in the value of the euro and the acquisitions completed in 2007 favorably impacted revenue by eleven percentage points when compared to 2006. Sales for Compressor Products International were higher in 2007 due to the additional volume from the acquisitions completed in 2006 and 2007 and increased activity in its North American and European markets. In 2007, GGB benefited from the favorable euro exchange rate and increased volume in Europe. Quincy Compressor’s sales were below the record levels of 2006 as demand declined in energy and construction markets.
     Segment profits of $69.4 million in 2007 were 13% higher than the $61.5 million reported in 2006. GGB’s profits increased in 2007, when compared to 2006, due to higher volumes, a stronger euro and selected price increases. Profits at Compressor Products International improved principally as a result of the acquisitions and selected price increases. However, amortization of intangible assets associated with the acquisitions resulted in lower operating margins at both CPI and the segment. Despite the decline in revenue, Quincy Compressor was able to increase its profitability slightly as a result of price increases and cost reductions. Segment margins were essentially flat at 15.6% in 2007 and 15.7% in 2006.
     Engine Products and Services. Sales increased 22% from the $105.2 million reported in 2006 to $128.1 million in 2007. About half of the increase was attributable to additional engine and related parts shipments for U.S. Navy shipbuilding programs with the other half from sales of aftermarket parts and service and selected price increases.
     The segment reported a profit of $15.3 million in 2007 compared to $4.9 million in 2006. The year-over-year improvement was a result of better margins on engine shipments, an increase in parts shipments, which have better margins than engine sales, net cost savings in manufacturing and administration expenses, and a $3.1 million contract loss on a U.S. Navy engine program recorded in 2006. Segment margins in 2007 were 11.9% compared to 4.7% in 2006.

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
     Segment profit, one of management’s primary measures of how our operations performed during the year, increased 22% from $117.4 million in 2005 to $142.9 million in 2006. Higher volumes, price increases and cost reduction initiatives associated with our TCV program contributed to higher profitability in 2006. These favorable variances were partially offset by lower segment profit at Garlock Rubber Technologies due to productivity issues and lower aftermarket sales at Fairbanks Morse Engine. Segment margins were 15.4% in 2006 compared to 14.0% in 2005.
     Corporate expenses for 2006 were $31.6 million compared to $25.5 million in 2005. This increase was primarily the result of higher achievement levels associated with performance-based compensation in 2006.
     Asbestos expenses in 2006 were $359.4 million, compared to $11.7 million in 2005. The increase in 2006 was primarily the result of a revision to our estimated asbestos liability. Previously, we had recorded the liability at the low end of a broad ten-year range of equally likely estimates provided by an outside expert. In the fourth quarter of 2006, based on our experience over the last two years, we identified a best estimate within the expert’s range and adjusted the liability accordingly. As a result, the estimated liability recorded at December 31, 2006 was $567.9 million. For additional information on this subject, see “Contingencies — Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Restructuring and Other Costs
     Restructuring expense was $6.0 million, $2.3 million and $1.0 million for 2007, 2006 and 2005, respectively. The expense in all three years was primarily related to restructuring activities associated with the modernization project at our Garlock Sealing Technologies manufacturing facilities in Palmyra, New York. Garlock Sealing Technologies has been on its current site since the early 1900s, with buildings dating from 1907 to 1956. The project, which is ongoing, will reduce the number of buildings on the site from 26 to 7 and eliminate approximately 350,000 square feet of space, or approximately half of the space under roof at the beginning of the project. The modernization will be completed over five years at an expected cost, including expenses and capital expenditures, of approximately $35 million, excluding the impact of economic development grants, tax abatements and tax credits. See Note 3 to the Consolidated Financial Statements for additional information regarding restructuring and other costs in each year.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview and Significant Accounting Policies,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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
     Asbestos
     In 2005 and the first three quarters of 2006, we recorded a liability related to asbestos claims at the low end of a broad ten-year range of equally likely estimates provided by the firm of Bates White, LLC (“Bates White”), a recognized expert in the field of estimating asbestos-related liabilities. Due to the uncertain nature of the estimated liability, we and Bates White believed that no single amount in the range was a better estimate than any other amount in the range. In accordance with the applicable accounting rules, we recorded a liability for these claims at the low end of the range of estimated potential liabilities. In the fourth quarter of 2006, based on our experience during the preceding two years and other factors, we identified a best estimate within the Bates White range and adjusted the liability accordingly.
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
     With the assistance of Bates White, we periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and we adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Asbestos.”
     Foreign Currency Translation
     The financial statements of our operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated in U.S. dollars using current exchange rates, and income statement activities are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in our Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income in the Consolidated Balance Sheets.
     Derivative Instruments and Hedging Activities
     We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.
     Pensions and Postretirement Benefits
     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for a discussion of pension and postretirement benefits.
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

Liquidity and Capital Resources
     Operating Cash Flows
     Operating activities provided $104.8 million, $75.6 million and $76.4 million in 2007, 2006 and 2005, respectively. In 2007, operating cash flows increased from the prior year chiefly as a result of higher net earnings, lower net asbestos payments and a decrease in working capital levels compared to 2006. These improvements were partially offset by an increase in payments for environmental remediation activities in 2007, which were included in the change in other noncurrent assets and liabilities. In 2006, working capital increased primarily due to higher inventories and customer receivables at several of our operations. Inventory levels were higher in 2006 primarily due to higher material requirements for engine programs at Fairbanks Morse Engine. Although the 2006 working capital was impacted by an increase in accounts receivable relating to increased sales activity, the days sales outstanding for receivables remained constant on a year-over-year basis at 51 days. Payments for asbestos-related claims and expenses, net of insurance recoveries, were $24.9 million in 2007 compared to $38.0 million in 2006.
     Investing Cash Flows
     We used $142.3 million, $27.5 million and $64.1 million in investing activities in 2007, 2006 and 2005, respectively. Investing activities in 2007 and 2006 included net payments of $77.0 million and $27.3 million, respectively, associated with acquisitions, primarily related to the newly constituted Compressor Products International. Our investing activities in 2007 also included capital expenditures of $46.8 million associated with our manufacturing facilities, compared to $41.3 million in 2006 and $32.2 million in 2005. The increases in capital expenditures in 2007 and 2006 reflected spending associated with the modernization activities at our manufacturing facilities in Palmyra, New York and our continued strategy to expand geographically and to increase investments in our operations as part of an effort to improve customer satisfaction and reduce costs. The results in 2007 were impacted by the reclassification of $19.5 million of unrestricted cash balances to other current and noncurrent assets based on changes in expected maturity dates of the underlying investments. The results in 2005 were impacted by a $41.1 million reclassification of unrestricted cash balances to restricted cash balances as a result of posting cash collateral required to secure bonds associated with adverse asbestos verdicts on appeal. The 2006 results benefited from the reclassification of $39.8 million from restricted cash to unrestricted cash due to the resolution of several verdicts on appeal.
     Financing Cash Flows
     Financing activities provided $2.7 million and $0.9 million, respectively, in 2007 and 2006, and used $9.1 million in cash in 2005. Financing cash flows in 2005 included proceeds from the sale of $172.5 million of our convertible debentures. We used a substantial portion of the net proceeds from this sale to redeem the $145 million of outstanding Convertible Preferred Securities — Term Income Deferred Equity Securities, or TIDES. We also used a portion of the net proceeds from the sale of the debentures to enter into hedge and warrant transactions, which will reduce potential dilution of our common stock from the conversion of the debentures by increasing their effective conversion price. Debt issuance costs associated with this transaction were $5.2 million and are being amortized over the term of the debentures. Subsequent to the debenture offering, we sold our Goodrich call options and received proceeds of $3.0 million (which is included in net cash used in investing activities described above).
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks which matures on April 21, 2011. We have not borrowed against this facility. The facility is collateralized by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence and repayment of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. The actual borrowing availability at December 31, 2007, under our senior secured revolving credit facility was $69.8 million. The borrowing availability was less than the full amount of the facility because the borrowing base was less than the facility limit at December 31, 2007.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at December 31, 2007. Additional discussion regarding the convertible debentures is included in Note 11 to the Consolidated Financial Statements.
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
     Environmental
     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with all environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 21 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other six sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of December 31, 2007 and 2006, EnPro had accrued liabilities of $27.7 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004. See Note 17 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
     Debt and Capital Lease Guarantees
     As of December 31, 2007, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $9.9 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed approximately 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.3 billion in settlements and judgments and over $400 million in fees and expenses. See Note 17 to the Consolidated Financial Statements for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appeal results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At December 31, 2007, Garlock had available $381.5 million of solvent insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. In addition, at December 31, 2007, Garlock classified $56 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance. See Note 17 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. We adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase our liability to an amount equal to the low end of the estimated range ($227 million). The recording of such increased asbestos liability resulted in our also recording an increase to our insurance receivable.

     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at December 31, 2007 was $431 million to $626 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
     Each quarter until the fourth quarter of 2006, we adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in our insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, our insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate were recorded as charges to income.
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, we did not have sufficient history comparing claims payments to our internal estimates to allow us to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, we had adopted the low-end of the range provided by Bates White. However, our internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate in the fourth quarter of 2006 and have adjusted the liability in each subsequent quarter consistent with our internal estimate. During the fourth quarter of 2006, we recorded a pre-tax charge of $305.1 million to reflect our estimate.
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
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $519.0 million. The estimated liability of $519.0 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by our actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.

     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $199 million to $733 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:
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
     In 2007, we recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods to maintain a ten-year liability estimate and $19.4 million to adjust the liability based on revisions to management’s estimate. A portion of the non-cash charge ($19.4 million) resulted from adjustments made to management’s estimation model in the fourth quarter of 2007. We made this adjustment based on our review of negotiations and payment trends and our belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     Quantitative Claims and Insurance Information. Our liability as of December 31, 2007 was $524.4 million (our estimate of the liability described above of $519.0 million plus $5.4 million of accrued legal and other fees already incurred but not yet paid). The total liability as of December 31, 2007, included $86.9 million classified as a current liability and $437.5 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 17 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the continued reduction of the negative annual cash flow impact from asbestos claims. However, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve large numbers of cases, including early-stage cases, when it believes that the risk outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, bankruptcies of other defendants, and legislative efforts, and given the amount of insurance coverage available to our subsidiaries from solvent insurance carriers, we believe that pending asbestos actions against our subsidiaries are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in given future periods. We anticipate that asbestos claims will continue to be filed against our subsidiaries. Because of (1) the uncertainty as to the number and timing of potential future claims and the amount that will have to be paid to litigate, settle or satisfy claims, and (2) the finite amount of insurance available for future payments, future claims could have a material adverse effect on our financial condition, results of operations and cash flows.
     Reform Legislation. While reform measures have been adopted in several states and are likely to be considered from time-to-time on a state-by-state basis in a number of other jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the near future.
Off Balance Sheet Arrangements
     Lease Agreements
     We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2007, approximately $43.9 million of future minimum lease payments were outstanding under these agreements. See Note 17, “Commitments and Contingencies — Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
     Debt and Capital Lease Guarantees
     At December 31, 2007, we have outstanding contingent liabilities for guaranteed debt and lease payments of $9.9 million related to previously divested businesses.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2007 is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$185.7	$3.6	$9.6	$—	$172.5
Interest on long-term debt	54.3	7.5	13.7	13.6	19.5
Operating leases	43.9	9.8	16.0	10.4	7.7
Other long-term liabilities	60.1	8.7	6.4	5.7	39.3

Total	$344.0	$29.6	$45.7	$29.7	$239.0

     Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources — Capital Resources,” and in Note 11 to the Consolidated Financial Statements.
     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2007. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Environmental, — Other Contingent Liability Matters,” and in Note 17 to the Consolidated Financial Statements.
     At December 31, 2007, we had a $17.2 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes in our Consolidated Balance Sheet. The table also does not include obligations under our pension and postretirement benefit plans, which are included in Note 13 to the Consolidated Financial Statements.
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
Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2007. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt	$3.6	$9.6	—	—	—	$172.5	$185.7	$215.9

Average interest rate	7.2%	6.5%	—	—	—	3.9%	4.1%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2007.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell Slovakian koruna/buy euro	$26.9	Jan 2008	33.660 to 33.671 koruna/euro
Sell British pound/buy euro	19.7	Jan 2008	0.723 to 0.724 euro/pound
Buy euro/sell US dollar	17.6	Jan 2008 — Jan 2010	1.275 to 1.450 USD/euro
Buy US dollar/sell euro	14.1	Jan 2008 — Dec 2008	1.377 to 1.382 USD/euro
Sell euro/buy Australian dollar	9.4	Jan 2008	1.660 to 1.664 Australian dollar/euro
Buy US dollar/sell Canadian dollar	8.0	Jan 2008 — Dec 2008	1.041 to 1.042 Canadian dollar/USD
Buy Slovakian koruna/sell euro	7.3	Jan 2008 — Dec 2008	32.829 to 33.021 koruna/euro
Buy US dollar/sell Australian dollar	4.2	Jan 2008 — Dec 2008	0.859 to 0.876 Australian dollar/USD
Buy euro/sell peso	3.9	Jan 2008	15.53 to 15.57 peso/euro
Sell US dollar/buy peso	2.7	Jan 2008 — Dec 2008	10.996 to 11.268 peso/USD
Sell Singapore dollar/buy euro	0.2	Jan 2008	2.092 to 2.094 euro/Singapore dollar

	114.0

Option Contracts
Buy euro/sell US dollar	27.5	May 2008 — Dec 2010	1.336 USD/euro

	$141.5

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations that we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under Rule 1-02(w) of Regulation S—X of the SEC: Compressor Products International Ltd., Texflo Machining Ltd and Böhringer GmbH. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 annual meeting of shareholders is incorporated herein by reference.
     We adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet site at www.enproindustries.com. We intend to disclose on our Internet site any substantive changes to the Code and any waivers granted under the Code to the specified officers.
ITEM 11. EXECUTIVE COMPENSATION
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2008 annual meeting of shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  SHAREHOLDER MATTERS
     Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 annual meeting of shareholders is incorporated herein by reference.
     The table below contains information as of February 15, 2008, about our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have equity securities authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,606,784	$4.97	954,175

Equity compensation plans not approved by security holders	—	—	—

Total	1,606,784	$4.97	954,175

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices — Director Independence” in our definitive proxy statement for the 2008 annual meeting of shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2008 annual meeting of shareholders is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements
     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
2.	Financial Statement Schedule
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 appears on page 89.
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
3.	Exhibits
     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 43 to 46.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 25th day of February, 2008.

ENPRO INDUSTRIES, INC.
Date: February 25, 2008	By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

	By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ernest F. Schaub Ernest F. Schaub	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2008

/s/ William Dries William Dries	Senior Vice President and Chief Financial Officer	February 25, 2008

/s/ William R. Holland	Chairman of the Board and Director	February 25, 2008
William R. Holland*

/s/ J. P. Bolduc	Director	February 25, 2008
J. P. Bolduc*

/s/ Peter C. Browning Peter C. Browning*	Director	February 25, 2008

/s/ Joe T. Ford Joe T. Ford*	Director	February 25, 2008

/s/ Gordon D. Harnett Gordon D. Harnett*	Director	February 25, 2008

/s/ David L. Hauser David L. Hauser*	Director	February 25, 2008

/s/ Wilbur J. Prezzano, Jr. Wilbur J. Prezzano, Jr.*	Director	February 25, 2008

* By:	/s/ Richard L. Magee
Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.3	Indenture dated as of April 16, 1998, between Coltec Industries Inc and Bankers Trust Company as Trustee, relating to the Coltec Industries Inc 7 1/2% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Coltec Industries Inc’s Registration Statement on Form S-4 (File No. 333-53005))

4.4	Form of 7 1/2% Senior Note due 2008 (included in Exhibit 4.3 above)

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2005 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 29, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant

10.6+*	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (2005 Amendment and Restatement)

10.7+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+*	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+*	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007)

10.10+*	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2007)

10.11+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12	Amended and Restated Loan and Security Agreement, dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation and Stemco LP, as Borrowers; EnPro Industries, Inc., as Parent; QFM Sales and Services, Inc., Coltec International Services Co, Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of September 1, 2007 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 17, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Ernest F. Schaub (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+*	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of January 1, 2008)

10.26+*	Summary of Executive and Director Compensation Arrangements

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from Gordon D. Harnett

24.5*	Power of Attorney from David L. Hauser

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 25, 2008

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(in millions, except per share data)

	2007	2006	2005

Net sales	$1,030.0	$928.4	$838.6
Cost of sales	670.0	621.1	565.7

Gross profit	360.0	307.3	272.9

Operating expenses:
Selling, general and administrative expenses	228.4	196.3	183.8
Asbestos-related expenses	68.4	359.4	11.7
Restructuring and other costs	6.0	2.3	1.0
Loss (gain) on sale of assets, net	—	0.6	(5.8)

	302.8	558.6	190.7

Operating income (loss)	57.2	(251.3)	82.2
Interest expense	(8.1)	(8.1)	(9.7)
Interest income	8.3	4.9	3.6
Other income, net	0.6	0.3	16.0

Income (loss) before income taxes	58.0	(254.2)	92.1
Income tax benefit (expense)	(20.3)	95.3	(33.5)

Income (loss) before extraordinary item	37.7	(158.9)	58.6
Extraordinary item, net of taxes	2.5	—	—

Net income (loss)	$40.2	$(158.9)	$58.6

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$1.77	$(7.60)	$2.83
Extraordinary item	0.12	—	—

Net income (loss)	$1.89	$(7.60)	$2.83

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$1.69	$(7.60)	$2.75
Extraordinary item	0.11	—	—

Net income (loss)	$1.80	$(7.60)	$2.75

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(in millions)

	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$40.2	$(158.9)	$58.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29.1	26.4	24.0
Amortization	11.1	8.8	7.3
Deferred income taxes	(8.4)	(104.5)	14.6
Stock-based compensation	3.6	5.5	2.9
Excess tax benefits from stock-based compensation	(3.8)	(1.3)	(1.3)
Extraordinary gain, net of taxes	(2.5)	—	—
Loss (gain) on sale of assets, net	—	0.6	(5.8)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of receivables	43.0	321.4	(10.1)
Receivables	(11.0)	(7.9)	(3.7)
Inventories	18.2	(9.7)	(8.6)
Accounts payable	11.9	3.7	2.6
Other current assets and liabilities	(6.4)	(2.9)	5.7
Other noncurrent assets and liabilities	(20.2)	(5.6)	(9.8)

Net cash provided by operating activities	104.8	75.6	76.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(46.8)	(41.3)	(32.2)
Proceeds from sales of assets	0.3	0.2	7.9
Reclassification of investments from cash equivalents	(19.5)	—	—
Receipts from (deposits into) restricted cash accounts	0.2	39.8	(41.1)
Acquisitions, net of cash acquired	(77.0)	(27.3)	(1.7)
Other	0.5	1.1	3.0

Net cash used in investing activities	(142.3)	(27.5)	(64.1)

FINANCING ACTIVITIES
Borrowings	—	—	172.5
Repayments of debt	(2.1)	(0.5)	(152.1)
Purchase of call options related to convertible debentures	—	—	(26.7)
Debt issue costs	—	(0.6)	(5.2)
Proceeds from issuance of common stock	1.0	0.7	1.1
Excess tax benefits from stock-based compensation	3.8	1.3	1.3

Net cash provided by (used in) financing activities	2.7	0.9	(9.1)

Effect of exchange rate changes on cash and cash equivalents	3.0	2.5	(1.7)

Net increase (decrease) in cash and cash equivalents	(31.8)	51.5	1.5
Cash and cash equivalents at beginning of year	161.0	109.5	108.0

Cash and cash equivalents at end of year	$129.2	$161.0	$109.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8.1	$7.9	$10.1
Income taxes	$21.7	$13.0	$13.1
Payments for asbestos-related claims and expenses, net of insurance recoveries	$24.9	$38.0	$21.8
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(in millions, except share amounts)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$129.2	$161.0
Accounts and notes receivable, less allowance for doubtful accounts of $3.6 in 2007 and $2.8 in 2006	167.6	138.3
Asbestos insurance receivable	70.0	71.3
Inventories	70.3	79.3
Other current assets	55.3	22.4

Total current assets	492.4	472.3
Property, plant and equipment	193.5	166.3
Goodwill	213.8	161.6
Other intangible assets	103.5	70.1
Asbestos insurance receivable	311.5	396.7
Deferred income taxes	90.3	80.2
Other assets	65.3	59.4

Total assets	$1,470.3	$1,406.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3.6	$—
Accounts payable	80.1	62.2
Asbestos liability	86.9	88.8
Other accrued expenses	89.8	74.1

Total current liabilities	260.4	225.1
Long-term debt	182.1	185.7
Retained liabilities of previously owned businesses	31.0	30.3
Environmental liabilities	20.4	25.1
Asbestos liability	437.5	479.1
Other liabilities	63.8	57.4

Total liabilities	995.2	1,002.7

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 21,631,176 shares at December 31, 2007 and 21,211,044 shares at December 31, 2006	0.2	0.2
Additional paid-in capital	427.2	418.9
Accumulated deficit	(0.7)	(41.0)
Accumulated other comprehensive income	49.9	27.3
Common stock held in treasury, at cost — 223,081 shares at December 31, 2007 and 228,126 shares at December 31, 2006	(1.5)	(1.5)

Total shareholders’ equity	475.1	403.9

Total liabilities and shareholders’ equity	$1,470.3	$1,406.6

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance, December 31, 2004	20.6	$0.2	$411.6	$59.3	$7.0	$(1.6)	$476.5
Net income	—	—	—	58.6	—	—	58.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10.0 (1)	—	10.0 (1)
Minimum pension liability adjustment	—	—	—	—	(4.7)	—	(4.7)
Loss on cash flow hedges	—	—	—	—	(0.3)	—	(0.3)

Total comprehensive income							63.6
Purchase of call options related to convertible debentures, net of tax benefit of $21.3 million	—	—	(5.4)	—	—	—	(5.4)
Exercise of stock options and other incentive plan activity	0.2	—	5.2	—	—	—	5.2

Balance, December 31, 2005	20.8	0.2	411.4	117.9	12.0	(1.6)	539.9
Net loss	—	—	—	(158.9)	—	—	(158.9)
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	17.3	—	17.3
Minimum pension liability adjustment	—	—	—	—	11.9	—	11.9
Gain on cash flow hedges	—	—	—	—	0.7	—	0.7

Total comprehensive loss							(129.0)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $8.7 million	—	—	—	—	(14.6)	—	(14.6)
Exercise of stock options and other incentive plan activity	0.2	—	7.5	—	—	0.1	7.6

Balance, December 31, 2006	21.0	0.2	418.9	(41.0)	27.3	(1.5)	403.9

Net income	—	—	—	40.2	—	—	40.2
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	25.3	—	25.3
Pension and other postretirement benefit plans	—	—	—	—	(2.7)		(2.7)

Total comprehensive income							62.8
Adjustment to initially apply FIN 48	—	—	—	0.1	—	—	0.1
Exercise of stock options and other incentive plan activity	0.4	—	8.3	—	—	—	8.3

Balance, December 31, 2007	21.4	$0.2	$427.2	$(0.7)	$49.9	$(1.5)	$475.1

(1)	For further information, see “Foreign Currency Translation” section of Note 1.
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
     Reclassifications — Certain prior year amounts in the accompanying prior year annual financial statements have been reclassified to conform with the current year presentation.
     Revenue Recognition — Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered. Any shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
     Foreign Currency Translation — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $0.1 million, $(0.5) million and $(2.3) million for 2007, 2006 and 2005, respectively.
     In the Consolidated Statement of Changes in Shareholders’ Equity for 2005, the cumulative translation adjustment of $10.0 million includes a $32.2 million addition representing cumulative corrections of immaterial errors in the translation of foreign currency denominated goodwill and other intangible assets during years prior to 2005. Such errors had no effect upon net income, earnings per share, or cash flows for any period.
     Research and Development Expense — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2007, 2006 and 2005 were $14.1 million, $12.8 million and $14.4 million, respectively.

     Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase. The Consolidated Statement of Cash Flows for the year ended December 31, 2007, reflects the reclassification of $19.5 million of unrestricted cash balances to other current and noncurrent assets based on changes in expected maturity dates of the underlying investments.
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
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs will be due upon completion of the contracts and acceptance by the owner. At December 31, 2007, the Company had $3.9 million of retentions expected to be collected in 2008 recorded in accounts and notes receivable and $2.4 million of retentions expected to be collected beyond 2008 recorded in other noncurrent assets in the Consolidated Balance Sheets. At December 31, 2006, the Company had $5.0 million of current retentions and $1.4 million of non-current retentions recorded in the Consolidated Balance Sheets.
     Inventories — Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 45% and 50% of inventories were valued by the LIFO method in 2007 and 2006, respectively.
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
     Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its required annual impairment tests of goodwill as of October 1, 2007, 2006 and 2005. The results of these assessments did not indicate any impairment of the goodwill.
     Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 25 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. The results of these assessments did not indicate any impairment to these intangible assets for the years presented.
     Asbestos — In 2005 and the first three quarters of 2006, the Company recorded a liability related to asbestos claims at the low end of a broad ten-year range of equally likely estimates provided by the firm of Bates White, LLC (“Bates White”), a recognized expert in the field of estimating asbestos-related liabilities. Due to the uncertain nature of the estimated liability, the Company and Bates White believed that no single amount in the range was a better estimate than any other amount within the range. In accordance with the applicable accounting rules, the Company recorded a liability for these claims at the lower end of the range of estimated potential liabilities. In the fourth quarter of 2006, based on the Company’s experience over the prior two years and other factors, management identified a best estimate within the Bates White range and adjusted the liability accordingly.
     The significant assumptions underlying the material components of the estimated liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for non-malignant cases; the probability that some existing and potential future claims will eventually be dismissed without payment; the estimated amount to be paid per claim, and the timing and impact of large amounts that will become available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy. The actual number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in management’s estimate of the liability.
     With the assistance of Bates White, the Company will periodically review the period over which it can make a reasonable estimate, the assumptions underlying the Company’s estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability. The Company will adjust the liability if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies — Asbestos.”
     Derivative Instruments — The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions. The Company uses several different financial institutions for derivative contracts to minimize the concentration of credit risk. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $141.5 million and $84.4 million at December 31, 2007 and 2006, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period that the hedged transactions affect earnings. It is anticipated that $0.2 million of the amounts within accumulated other comprehensive income at December 31, 2007, will be reclassified into income within the next twelve months.
     Fair Value of Financial Instruments — Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term investments is based on quoted market prices.
     New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe there will be a significant impact on the Consolidated Financial Statements in connection with the adoption of this pronouncement.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS 141(R) and 160 for periods beginning on or after December 15, 2008. These new standards will not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standards.
2. Acquisitions
     In June 2007, the Company acquired Texflo Machining Ltd., a privately-held company that services and repairs reciprocating compressors, primarily for the natural gas market in western Canada. In July 2007, the Company acquired Compressor Products International Limited, a privately-held manufacturer of critical sealing components for reciprocating compressors, gas engines and related equipment. These acquisitions are included in the Company’s Engineered Products segment. The Company also purchased the remaining ownership interest in one of its subsidiaries and two small product lines during 2007.

     The acquisitions completed during 2007 were paid for with $77.0 million in cash. They resulted in increases in property, plant and equipment of $4.5 million, goodwill of $42.3 million, other intangible assets of $40.3 million and debt of $2.2 million, decreases in long-term deferred tax assets of $7.6 million, other noncurrent liabilities of $4.1 million and working capital of $0.3 million, as well as an extraordinary gain of $4.1 million related to the purchase of the remaining ownership interest in one of the Company’s subsidiaries. The gain was recorded net of $1.6 million of income taxes.
     In May 2006, the Company acquired Allwest Compressor Services (“Allwest”), a privately-held manufacturer of compressor components primarily for the natural gas and oil production industries in Western Canada. Allwest, along with Southwest Compressor Services and H.A.R. Compressor Products, which were also acquired during the year, are included in the Company’s Engineered Products segment. In July 2006, the Company acquired Amicon Plastics, a privately-held company that manufactures and sells customized fluoropolymer and engineered plastic components to semiconductor, pump and valve, oilfield and other industries. This acquisition is included in the Company’s Sealing Products segment.
     The acquisitions completed during 2006 were paid for with $27.3 million in cash, and a $1.0 million note payable to one of the sellers. The acquisitions resulted in increases in working capital of $4.6 million, property, plant and equipment of $2.9 million, goodwill of $7.2 million, other intangible assets of $13.3 million, and other assets of $0.3 million.
     During 2005, the Company spent a total of $1.7 million to purchase the remaining ownership interest in one of its subsidiaries in the Sealing Products segment and a small product line. These acquisitions resulted in an increase in goodwill of $0.9 million, an increase in other intangible assets of $0.1 million and a decrease in other non-current liabilities of $0.7 million.
3. Restructuring and Other Costs
     In 2005, the Company approved a plan to modernize the Palmyra, New York facilities of Garlock Sealing Technologies, included within the Sealing Products segment. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project will reduce the number of buildings on the site from 26 to 7 and eliminate 350,000 square feet of space, or approximately half of the space currently under roof. Work on the project began in the second half of 2005. The modernization will be completed over five years at an expected cost, including expenses and capital expenditures, of approximately $35 million, excluding the impact of grants, tax abatements and tax credits. The Company anticipates that slightly less than half of the costs, primarily demolition of existing structures, site preparation and equipment relocation, will be expensed as incurred and the balance, primarily construction of new buildings, will be capitalized.
     During 2007, the Company announced the planned consolidation of facilities for a unit within the Sealing Products segment. Approximately $0.6 million of costs were incurred during 2007 of the total anticipated $2.4 million for the entire initiative. Workforce reductions announced totaled 33, primarily hourly manufacturing positions, none of which took place during 2007. The project is currently anticipated to be completed early in 2008.
     Restructuring reserves at December 31, 2007, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2006	Provision	Payments	Liabilities	2007
			(in millions)
Personnel-related costs	$0.1	$0.7	$(0.4)	$—	$0.4
Facility demolition and relocation costs	—	5.3	(3.0)	(2.3)	—

	$0.1	$6.0	$(3.4)	$(2.3)	$0.4

     Restructuring reserves at December 31, 2006, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2005	Provision	Payments	Liabilities	2006
			(in millions)
Personnel-related costs	$0.1	$—	$—	$—	$0.1
Facility demolition and relocation costs	—	2.3	(0.9)	(1.4)	—

	$0.1	$2.3	$(0.9)	$(1.4)	$0.1

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

     The restructuring and other costs of $6.0 million, $2.3 million and $1.0 million for the years ending December 31, 2007, 2006 and 2005, respectively, all related to the Sealing Products segment.
4. Loss (Gain) on Sale of Assets, Net
     In 2005, the Company sold a facility occupied by a former subsidiary. The Company had leased the facility to the former subsidiary since its divestiture in 1990. Net proceeds from the sale were approximately $6 million resulting in a $5.2 million pre-tax gain.

5. Other Income
     In conjunction with the closure of a plant in the early 1980s, the Company was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. The Company has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets.
     Because of the possibility that the Company would be required to make additional contributions to the Benefits Trust to cover potential shortfalls, the Company was required to establish a second trust (the “Back-Up Trust”). Under the terms of the Benefits Trust agreement, the trustees are required to retain an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. Based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. As a result, $11 million of excess assets held in the Back-Up Trust was released to the Company during 2005. This amount was based on a distribution formula described in the Benefits Trust agreement and was recorded in income upon receipt. This topic is discussed further in Note 17, “Commitments and Contingencies.”
     During 2005, the Company recorded income of $4.6 million resulting from a favorable legal decision in a product liability matter which was partially offset by increases to environmental reserves based on new facts at five specific sites. All of these matters related to previously owned businesses.
6. Income Taxes
     Income (loss) before income taxes and extraordinary items as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(in millions)

Domestic	$12.4	$(285.7)	$62.5
Foreign	45.6	31.5	29.6

Total	$58.0	$(254.2)	$92.1

     A summary of income tax benefit (expense) in the Consolidated Statements of Operations before extraordinary items is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Current:
Federal	$(10.6)	$2.0	$(6.8)
Foreign	(17.3)	(10.6)	(11.7)
State	(0.8)	(0.6)	(0.4)

	(28.7)	(9.2)	(18.9)

Deferred:
Federal	6.5	99.2	(12.5)
Foreign	1.5	(2.4)	(0.8)
State	0.4	7.7	(1.3)

	8.4	104.5	(14.6)

Total	$(20.3)	$95.3	$(33.5)

     Significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in millions)
Deferred income tax assets:
Accrual for post-retirement benefits other than pensions	$3.0	$3.4
Environmental reserves	10.4	16.5
Retained liabilities of previously owned businesses	12.1	9.9
Call options	18.7	20.2
Inventories	1.9	3.2
Accruals and reserves	18.0	14.2
Minimum pension liability	10.1	8.5
Asbestos accrual	143.4	127.1

Total deferred income tax assets	217.6	203.0

Deferred income tax liabilities:
Pensions	(4.8)	(4.1)
Tax depreciation and amortization in excess of book	(37.1)	(22.9)
Payments in excess of insurance recoveries	(62.5)	(83.5)
Other	(0.8)	—

Total deferred income tax liabilities	(105.2)	(110.5)

Net deferred income taxes	$112.4	$92.5

     The Company concluded that a valuation allowance on its deferred tax assets at December 31, 2007 and December 31, 2006, was not required. The Company’s methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from its operations. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
     The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	(35.0)%	35.0%
Credits	(1.6)	—	(0.7)
State and local taxes	0.7	(2.8)	1.8
Extraterritorial income exclusion benefit	—	(0.3)	(0.9)
Foreign rate variations	1.8	0.2	1.7
German tax rate change	(4.4)	—	—
Uncertain tax positions	2.0	—	—
Other items	1.5	0.4	(0.6)

Effective income tax rate	35.0%	(37.5)%	36.3%

     At December 31, 2007, the Company had undistributed earnings of approximately $61.4 million from subsidiaries in Australia, Canada, Mexico and Brazil that are not considered to be permanently reinvested. Based on current income tax rates, the Company believes the tax effect on any distribution will be immaterial due to the Company’s foreign tax credit position. Accordingly, no deferred taxes have been provided for these undistributed foreign earnings.
     The Company has not provided for the federal and foreign withholding taxes on $115.8 million of the remaining foreign subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be reinvested indefinitely. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $9.8 million. Based on current income tax rates, the Company believes the tax effect of any distribution will be immaterial due to the Company’s foreign tax credit position.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Accordingly, the Company recorded a $0.1 million decrease in liabilities for unrecognized tax benefits with a corresponding reduction in the accumulated deficit. At January 1, 2007, the Company had recorded a liability of approximately $21.8 million for unrecognized tax benefits of which $4.9 million, if recognized, would affect the effective tax rate. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $1.1 million for the potential payment of interest. At December 31, 2007, the Company had a $19.1 million liability recorded for unrecognized tax benefits, which includes interest of $1.9 million. Included in the balance at December 31, 2007, are $13.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $5.9 million. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

(in millions)

Balance at January 1, 2007	$21.8
Additions based on tax positions related to the current year	0.7
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(4.5)
Reductions as a result of audit settlements	(0.9)

Balance at December 31, 2007	$17.2

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Substantially all federal, state and local, and foreign income tax returns for the years 2003 through 2006 are open to examination. The U.S. federal income tax returns for 2003 to 2005 and various foreign and state tax returns are currently under examination and may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.
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

(in millions, except per share amounts)	2007	2006	2005
Numerator (basic and diluted):
Net income (loss)	$40.2	$(158.9)	$58.6

Denominator:
Weighted-average shares — basic	21.3	20.9	20.7
Share-based awards	0.5	—	0.6
Convertible debentures	0.5	—	—

Weighted-average shares — diluted	22.3	20.9	21.3

Earnings (loss) per share:
Basic	$1.89	$(7.60)	$2.83

Diluted	$1.80	$(7.60)	$2.75

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
8. Inventories
     Inventories consists of the following:

	As of December 31,
	2007	2006
	(in millions)

Finished products	$45.7	$40.0
Costs relating to long-term contracts and programs	19.4	32.1
Work in process	23.0	20.8
Raw materials and supplies	30.8	24.6

	118.9	117.5
Reserve to reduce certain inventories to LIFO basis	(16.2)	(16.6)
Progress payments	(32.4)	(21.6)

Total	$70.3	$79.3

9. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2007	2006
	(in millions)

Land	$4.0	$3.6
Buildings and improvements	107.7	102.3
Machinery and equipment	344.1	319.8
Construction in progress	33.1	19.3

	488.9	445.0
Less accumulated depreciation	(295.4)	(278.7)

Total	$193.5	$166.3

     Construction in progress has been reduced by $1.6 million as of December 31, 2007, for grants and credits receivable from governmental agencies to reimburse the Company for expenditures made on the Palmyra, New York modernization project. Since this was a noncash investing activity, it has not been included in the accompanying Consolidated Statements of Cash Flows.
10. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2007 and 2006 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)

Goodwill, net as of December 31, 2005	$43.1	$94.5	$7.1	$144.7

Foreign currency translation	1.1	8.6	—	9.7
Acquisitions	4.4	2.8	—	7.2

Goodwill, net as of December 31, 2006	48.6	105.9	7.1	161.6

Foreign currency translation	1.2	8.7	—	9.9
Acquisitions	—	42.3	—	42.3

Goodwill, net as of December 31, 2007	$49.8	$156.9	$7.1	$213.8

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)

Customer relationships	$68.4	$20.9	$42.9	$16.1
Existing technology	21.0	3.8	16.5	2.9
Trademarks	38.4	5.8	28.5	4.2
Other	13.3	7.1	11.4	6.0

	$141.1	$37.6	$99.3	$29.2

     The goodwill and identifiable intangible assets as of December 31, 2007, are subject to change once the final asset and liability valuations are completed for the 2007 acquisitions.
     Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $7.8 million, $6.1 million and $5.5 million, respectively. Amortization expense for these intangible assets for the years 2008 through 2012 is estimated to be $9.6 million, $9.3 million, $9.0 million, $8.6 million and $7.6 million, respectively. Of the $38.4 million in trademarks as of December 31, 2007, approximately $23 million was for trademarks with indefinite lives.
11. Long-Term Debt
     The Company’s long-term debt at December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(in millions)

Convertible Debentures	$172.5	$172.5
Coltec Senior Notes	3.1	3.1
Industrial revenue bonds	9.6	9.6
Other note payable	0.5	0.5

	185.7	185.7
Less current maturities of long-term debt	3.6	—

	$182.1	$185.7

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
     There have been no borrowings under this credit facility since its inception. Borrowings under the credit facility would be collateralized by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of the Company and its U.S. subsidiaries, and by pledges of 65% of the capital stock of their foreign subsidiaries and 100% of the capital stock of their domestic subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including but not limited to limitations on the ability to pay dividends, limitations on the incurrence and repayment of additional debt and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
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
     The conditions that permit conversion were not satisfied at December 31, 2007.
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
     Future principal payments on long-term debt are as follows:

(in millions)

2008	$3.6
2009	9.6
2010	—
2011	—
2012	—
Thereafter	172.5

$185.7

12. Fair Values of Financial Instruments
     The Company’s accounting policies with respect to financial instruments are described in Note 1. The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2007 and 2006, except for the following instruments:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Long-term debt	$185.7	$215.9	$185.7	$230.2
     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
13. Pensions and Postretirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States, Canada, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who are not age 40 as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen will receive an additional 2% Company contribution each year. The Company recorded $6.2 million, $5.2 million and $4.6 million in expenses in 2007, 2006 and 2005, respectively, for matching contributions under these plans.

     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In each of 2007, 2006 and 2005, the Company contributed discretionary amounts of $10.0 million to the U.S. pension plans. The Company anticipates that there will be no required funding in 2008, and has not determined whether it will make a discretionary contribution in 2008 to the U.S. pension plans. The Company expects to make total contributions of approximately $1.4 million in 2008 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $186.7 million, $172.5 million and $167.5 million at December 31, 2007, and $139.5 million, $127.8 million and $118.9 million at December 31, 2006, respectively.
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
Domestic Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s U.S. defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2007 and 2006.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)

Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$155.8	$157.5	$11.9	$11.4
Service cost	5.8	7.4	1.5	0.9
Interest cost	9.7	8.9	0.7	0.7
Actuarial loss (gain)	3.0	(11.0)	—	0.1
Amendments	0.4	(1.5)	0.5	—
Administrative expenses	(1.3)	(1.4)	—	—
Benefits paid	(4.8)	(4.1)	(1.7)	(1.2)

Projected benefit obligations at end of year	168.6	155.8	12.9	11.9

Change in Plan Assets
Fair value of plan assets at beginning of year	143.2	122.2
Actual return on plan assets	10.0	16.5
Administrative expenses	(1.3)	(1.4)
Company contributions	10.0	10.0
Benefits paid	(4.8)	(4.1)

Fair value of plan assets at end of year	157.1	143.2

Funded Status at End of Year	$(11.5)	$(12.6)	$(12.9)	$(11.9)

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$0.1	$—	$—
Current liabilities	—	—	(0.8)	(1.2)
Noncurrent liabilities	(11.5)	(12.7)	(12.1)	(10.7)

	$(11.5)	$(12.6)	$(12.9)	$(11.9)

     Pre-tax charges recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)

Net actuarial loss	$20.3	$14.8	$2.5	$2.7
Prior service cost	4.5	5.4	1.6	1.1

	$24.8	$20.2	$4.1	$3.8

     The accumulated benefit obligation for all domestic defined benefit pension plans was $156.7 million and $145.7 million at December 31, 2007 and 2006, respectively.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.8	$7.4	$7.1	$1.5	$0.9	$0.9
Interest cost	9.7	8.9	8.2	0.7	0.7	0.6
Expected return on plan assets	(12.5)	(10.5)	(9.3)	—	—	—
Amortization of prior service cost	1.2	2.5	2.5	0.2	(0.1)	(0.2)
Recognized net actuarial loss	0.1	1.8	1.2	0.2	0.2	0.1
Curtailment loss	—	0.2	—	—	—	—

Net periodic benefit cost	4.3	$10.3	$9.7	2.6	$1.7	$1.4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	5.6			—
Prior service cost	0.3			0.7
Amortization of net loss	(0.1)			(0.2)
Amortization of prior service cost	(1.2)			(0.2)

Total recognized in other comprehensive income	4.6			0.3

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$8.9			$2.9

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.4 million and $1.2 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million and $0.1 million, respectively.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	6.25%	5.75%	6.0%	6.25%	5.75%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to payments from a stream of AA- or higher bonds available in the marketplace. This produced a discount rate of 6.25% at December 31, 2007. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2008. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.
     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2007	2006

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2012
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.4 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
	2008	2007	2006
Asset Category
Equity securities	65%	65%	66%
Fixed income	35%	35%	34%

	100%	100%	100%

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
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
	(in millions)

2008	$5.6	$1.3
2009	6.1	4.0
2010	6.8	1.4
2011	7.4	1.1
2012	8.3	1.1
Years 2013 — 2017	56.2	5.6

	$90.4	$14.5

Foreign Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s foreign defined benefit pension and other postretirement plans as of and for the years ended December 31, 2007 and 2006.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
		(in millions)

Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$18.2	$18.1	$1.5	$1.6
Service cost	0.7	0.6	0.1	0.1
Interest cost	0.9	0.8	0.1	0.1
Curtailments and settlements	—	(0.1)	—	—
Actuarial gain	(1.1)	—	(0.3)	(0.4)
Benefits paid	(1.8)	(2.1)	—	—
Other, primarily exchange rate adjustment	2.4	0.9	—	0.1

Projected benefit obligations at end of year	19.3	18.2	1.4	1.5

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
		(in millions)

Change in Plan Assets
Fair value of plan assets at beginning of year	10.6	9.7
Actual return on plan assets	0.1	1.2
Company contributions	1.9	1.9
Benefits paid	(1.8)	(2.1)
Other, primarily exchange rate adjustment	1.6	(0.1)

Fair value of plan assets at end of year	12.4	10.6

Funded Status	$(6.9)	$(7.6)	$(1.4)	$(1.5)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.8	$0.7	$—	$—
Current liabilities	(0.3)	(0.3)	—	—
Noncurrent liabilities	(7.4)	(8.0)	(1.4)	(1.5)

	$(6.9)	$(7.6)	$(1.4)	$(1.5)

     Pre-tax charges (credits) recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in millions)

Net actuarial loss (gain)	$2.4	$2.5	$(0.6)	$(0.2)
Prior service cost	(0.3)	(0.3)	0.9	0.9

	$2.1	$2.2	$0.3	$0.7

     The accumulated benefit obligations for all foreign defined benefit pension plans was $16.9 million and $15.7 million at December 31, 2007 and 2006, respectively.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
			(in millions)

Net Periodic Benefit Cost
Service cost	$0.7	$0.6	$0.5	$0.1	$0.1	$0.1
Interest cost	0.9	0.8	0.9	0.1	0.1	0.1
Expected return on plan assets	(0.8)	(0.7)	(0.7)	—	—	—
Recognized net actuarial loss	0.1	0.3	0.3	—	—	—
Curtailment and settlement loss	—	0.1	0.1	—	—	—

Net periodic benefit cost	0.9	$1.1	$1.1	0.2	$0.2	$0.2

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
			(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net gain	(0.4)			(0.4)
Amortization of net loss	(0.1)			—
Other, primarily exchange rate adjustment	0.4			—

Total recognized in other comprehensive income	(0.1)			(0.4)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$0.8			$(0.2)

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

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.6%	5.0%	4.7%	5.5%	4.5%	4.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.0%	4.7%	5.3%	4.5%	4.0%	4.5%
Expected long-term return on plan assets	7.0%	7.4%	7.8%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.1%	3.0%	3.0%	3.0%
Assumed Health Care Cost Trend Rates
     The assumed health care cost trend rate at December 31, 2007 and 2006 was 4%.
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.3 million on benefit obligations.
Plan Assets
     The asset allocation for the Canadian pension plan at the end of 2007 and 2006 and the target allocation for 2008 is 60% equity securities, 35% fixed income, and 5% other. The asset allocation for the Mexican pension plan at the end of 2007 and 2006 and the target allocation for 2008 is 100% fixed income. The European plans are generally unfunded.

Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

	Pension	Other
	Benefits	Benefits
	(in millions)

2008	$1.1	$—
2009	1.0	—
2010	1.0	—
2011	1.5	—
2012	1.3	—
Years 2013 — 2017	8.5	0.3

	$14.4	$0.3

14. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income consists of the following:

	As of December 31,
	2007	2006
	(in millions)

Unrealized translation adjustments	$68.7	$43.4
Pension and other postretirement plans	(19.5)	(16.8)
Accumulated net gain on cash flow hedges	0.7	0.7

Accumulated other comprehensive income	$49.9	$27.3

     The pension and other postretirement plans are net of deferred taxes of $11.8 million and $10.1 million, in 2007 and 2006, respectively. The accumulated net gain on cash flow hedges is net of deferred taxes of $0.5 million and $0.4 million in 2007 and 2006, respectively.
15. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) that provides for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2007, there are 1.9 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2007, 2006 and 2005. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.

     A summary of the performance share activity during the year ended December 31, 2007, is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	398,527	$28.50
Granted	203,187	36.69
Vested	(167,247)	28.28
Forfeited	(34,523)	33.43
Achievement level adjustment	(22,749)	28.28

Nonvested at December 31, 2007	377,195	$32.57

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $5.0 million, $4.3 million and $4.0 million or $36.69, $28.71 and $28.28 per share in 2007, 2006 and 2005, respectively. Compensation expense related to the performance shares is recorded over the applicable performance period and amounted to $4.8 million, $5.0 million and $2.5 million in 2007, 2006 and 2005, respectively. The related income tax benefit was $1.8 million, $1.9 million and $0.9 million, respectively. The 2005 performance share awards vested as of December 31, 2007 and were paid in February 2008.
     As of December 31, 2007, there was $4.6 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a period of two years.
     Non-qualified and incentive stock options were granted in 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.2 million in 2005, after which they were fully expensed.
     A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price

Balance at December 31, 2006	903,273	$4.89

Exercised	234,453	4.63

Balance at December 31, 2007	668,820	$4.97

     All outstanding share options are exercisable as of December 31, 2007. The weighted-average remaining contractual life of the outstanding options is 3.6 years. As of December 31, 2007, the aggregate intrinsic value of the outstanding and exercisable shares was $17.2 million. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $8.3 million, $5.7 million and $5.2 million, respectively.
     All outstanding share options were fully vested by December 31, 2006. The total fair value of share options vested during the years ended December 31, 2006 and 2005 was $0.5 million and $1.5 million, respectively.

     Cash received from option exercises under the Plan for the years ended December 31, 2007, 2006 and 2005 was $1.0 million, $0.7 million and $1.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2.5 million, $1.3 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Each non-employee director receives a one-time initial grant of phantom shares equal in value to $30,000 upon election to the board of directors. Each non-employee director also receives an annual grant of phantom shares equal in value to $25,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of all the director’s phantom shares granted prior to 2005, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. Phantom shares granted in 2005 and thereafter will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2007, 2006 and 2005 related to these phantom share grants was $0.1 million, $0.6 million and $0.0 million, respectively. Cash payments of $0.4 million were used to settle phantom shares during 2007. No cash was used to settle any phantom shares in 2006 and 2005.
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

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Sales
Sealing Products	$457.3	$432.5	$392.9
Engineered Products	445.5	391.7	346.0
Engine Products and Services	128.1	105.2	101.1

	1,030.9	929.4	840.0
Intersegment sales	(0.9)	(1.0)	(1.4)

Total sales	$1,030.0	$928.4	$838.6

Segment Profit
Sealing Products	$78.0	$76.5	$66.1
Engineered Products	69.4	61.5	45.4
Engine Products and Services	15.3	4.9	5.9

Total segment profit	162.7	142.9	117.4

	Years Ended December 31,
	2007	2006	2005
		(in millions)
Corporate expenses	(34.1)	(31.6)	(25.5)
Asbestos-related expenses	(68.4)	(359.4)	(11.7)
Gain (loss) on sale of assets, net	—	(0.6)	5.8
Interest income (expense), net	0.2	(3.2)	(6.1)
Other income (expense), net	(2.4)	(2.3)	12.2

Income (loss) before income taxes	$58.0	$(254.2)	$92.1

     No customer accounted for 10% or more of net sales in 2007, 2006 or 2005.

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Capital Expenditures
Sealing Products	$27.4	$22.3	$12.7
Engineered Products	16.8	14.5	14.9
Engine Products and Services	2.2	4.4	2.8
Corporate	0.4	0.1	1.8

Total capital expenditures	$46.8	$41.3	$32.2

Depreciation and Amortization Expense
Sealing Products	$14.8	$13.5	$11.3
Engineered Products	20.6	17.2	15.9
Engine Products and Services	4.0	3.7	3.4
Corporate	0.8	0.8	0.7

Total depreciation and amortization	$40.2	$35.2	$31.3

Geographic Areas
Net Sales
United States	$565.7	$543.0	$485.6
Europe	277.8	222.8	212.1
Other foreign	186.5	162.6	140.9

Total	$1,030.0	$928.4	$838.6

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2007	2006
	(in millions)
Assets
Sealing Products	$246.8	$224.3
Engineered Products	464.3	337.0
Engine Products and Services	72.2	76.0
Corporate	687.0	769.3

	$1,470.3	$1,406.6

	As of December 31,
	2007	2006
	(in millions)
Long-Lived Assets
United States	$231.6	$225.5
Germany	74.5	63.9
France	71.2	61.9
United Kingdom	67.4	0.2
Other foreign	66.1	46.5

Total	$510.8	$398.0

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
      Environmental
     The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. The Company takes a proactive approach in its efforts to comply with all environmental, health and safety laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company also regularly conducts comprehensive environmental, health and safety audits at its facilities to maintain compliance and improve operational efficiency.
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 21 sites where the costs to it are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other six sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2007 and 2006, EnPro had accrued liabilities of $27.7 million and $33.2 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
      Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $21.1 million each at December 31, 2007. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
      Debt and Capital Lease Guarantees
     As of December 31, 2007, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $9.9 million. These guarantees arose from the divestitures of Crucible, Central Moloney and Haber Tool, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2007 and 2006, are as follows:

	2007	2006
	(in millions)
Balance at beginning of year	$4.0	$3.6
Charges to expense	2.7	4.4
Charges to the accrual	(3.1)	(4.0)

Balance at end of year	$3.6	$4.0

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

     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs with lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. The mix of cases filed in 2007 contains approximately 26% mesothelioma claims and 19% lung or other cancer claims. In the remaining 55% of the new cases, either the plaintiffs alleged non-malignant impairment or the disease or condition is not alleged and remains unknown to us. Of the 105,700 open cases at December 31, 2007, the Company is aware of approximately 9,500 (9.0%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2007 (5,200) was lower than the number filed in 2006 (7,700) and 2005 (15,300). The number filed against our subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Possible factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers declined in 2006. Because the nature of the diseases or conditions alleged remains unknown in a number of the claims filed, it is uncertain whether and to what extent that trend continued in 2007.
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
     Garlock’s product defenses have enabled it to be successful at trial, winning defense verdicts in one of the two cases tried to verdict in 2007, and in 12 of 25 cases tried to verdict in the years 2004 through 2007. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. In 2007, Garlock began nine trials involving twelve plaintiffs. A Massachusetts jury returned a defense verdict in favor of Garlock. In a Kentucky case, the jury awarded the plaintiff $145,000 against Garlock. Garlock plans to appeal this verdict. Four lawsuits in Pennsylvania settled during trial before the juries had reached a verdict. Garlock also settled cases during trial in Louisiana, Maryland and Washington.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At December 31, 2007, three Garlock appeals were pending from adverse verdicts totaling $1.4 million, down from $6.8 million at December 31, 2006, and more than $41 million at December 31, 2005.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At December 31, 2007, the Company had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheet. This amount was reduced from $1.3 million at December 31, 2006 and $41.1 million at December 31, 2005.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments totaled $84 million in 2006 and $76 million in 2007.

Approximately $15 million of the 2006 amount and approximately $5 million of the 2007 amount were committed in settlements in 2006 to pay verdicts that had been rendered in the years 2003 – 2005.
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
     Insurance Coverage. At December 31, 2007, Garlock had available $381.5 million of solvent insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at December 31, 2007, Garlock classified $56 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $381.5 million of collectible insurance and trust assets, the Company considers $333 million (87%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $48 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($42 million) or (b) with various London market carriers ($6 million). Of the $381.5 million, $252.0 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007.

     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $3 million in 2007 and $4 million in 2006 and will receive another $14 million in the future.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At December 31, 2007, the market value of the funds remaining in the two trusts was $43.6 million, which was included in the $382 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at December 31, 2007 was $431 million to $626 million. According to Bates White, increases have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     Each quarter until the fourth quarter of 2006, the Company adopted the Bates White estimate and adjusted the liability to equal the low end of the then-current range. Until the second quarter of 2006, the additional liability was recorded with a corresponding increase in the Company’s insurance receivable, and thus did not affect net income. During the second quarter of 2006, however, the Company’s insurance was fully allocated to past, present and future claims, and therefore subsequent changes to the Bates White estimate were recorded as charges to income.
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history comparing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the Company had adopted the low-end of the range provided by Bates White. However, the Company’s internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company has adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with management’s internal estimates. During the fourth quarter of 2006, the Company recorded a pre-tax charge of $305.1 million to reflect its estimate.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $519.0 million. The estimated liability of $519.0 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by its actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $199 million to $733 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges to income in future quarters for:
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
     In 2007, the Company recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods to maintain a ten-year liability estimate and $19.4 million to adjust the liability based on revisions to management’s estimate. A portion of the non-cash charge ($19.4 million) resulted from adjustments made to management’s estimation model in the fourth quarter of 2007. The Company made this adjustment based on its review of negotiations and payment trends and its belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     Quantitative Claims and Insurance Information. The Company’s liability as of December 31, 2007 was $524.4 million (the Company’s estimate of the liability described above of $519.0 million plus $5.4 million of accrued legal and other fees already incurred but not yet paid). The total liability as of December 31, 2007, included $86.9 million classified as a current liability and $437.5 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of December 31, 2007, the Company had remaining solvent insurance and trust coverage of $381.5 million which is reflected on its balance sheet as a receivable ($70.0 million classified in current assets and $311.5 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $252.0 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies and have been billed to the insurance carriers. The remaining $129.5 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Year Ended
	December 31,
	2007	2006	2005
Pending Cases (1)
New actions filed during period	5,200	7,700	15,300
Open actions at period-end	105,700	106,500	120,500
Cash Flow (dollars in millions)
Payments (2)	$(115.1)	$(125.7)	$(129.0)
Insurance recoveries (3)	90.2	87.7	107.2

Net cash flow	$(24.9)	$(38.0)	$(21.8)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$252.0	$251.2	$231.6
Insurance available for pending and future claims	129.5	216.9	338.5

Remaining solvent insurance and trust assets	$381.5	$468.1	$570.1

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$524.4	$567.9	$271.3
Insurance available for pending and future claims	129.5	216.9	338.5

Liability in excess of insurance coverage (6)	394.9	351.0	—
Insurance receivable for previously paid claims	252.0	251.2	231.6

Liability in excess of anticipated insurance collections (6)	$142.9	$99.8	$—

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 900 in 2007, 700 in 2006 and 4,400 in 2005 are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	For 2007 and 2006, the liability represents management’s best estimate of the future payments for the following ten-year period. For 2005, the liability represents the low end of a range of equally likely future payments for the following ten-year period. Amounts shown include $5.4 million, $6.9 million and $10.7 million at December 31, 2007, 2006 and 2005, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
      Other Commitments
     The Company has several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2007:

(in millions)
2008	$9.8
2009	8.9
2010	7.1
2011	5.5
2012	4.9
Thereafter	7.7

Total minimum payments	$43.9

     Net rent expense was $12.0 million, $10.8 million and $12.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

18. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$247.3	$228.3	$254.4	$226.7	$252.7	$228.6	$275.6	$244.8

Gross profit*	$88.5	$78.4	$91.4	$77.4	$89.5	$71.9	$90.6	$79.6

Income (loss) before extraordinary item	$12.3	$14.8	$13.8	$4.2	$12.3	$(4.3)	$(0.7)	$(173.6)

Extraordinary item, net of taxes	$—	$—	$—	$—	$—	$—	$2.5	$—

Net income (loss)	$12.3	$14.8	$13.8	$4.2	$12.3	$(4.3)	$1.8	$(173.6)

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$0.58	$0.71	$0.65	$0.20	$0.58	$(0.20)	$(0.04)	$(8.28)
Extraordinary item	—	—	—	—	—	—	0.12	—

Net income (loss)	$0.58	$0.71	$0.65	$0.20	$0.58	$(0.20)	$0.08	$(8.28)

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$0.56	$0.69	$0.61	$0.19	$0.54	$(0.20)	$(0.04)	$(8.28)
Extraordinary item	—	—	—	—	—	—	0.12	—

Net income (loss)	$0.56	$0.69	$0.61	$0.19	$0.54	$(0.20)	$0.08	$(8.28)

*	Represents sales less cost of sales.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year

2007	$2.8	$0.8	$(0.6)	$0.6	$3.6

2006	$2.8	$1.2	$(1.4)	$0.2	$2.8

2005	$3.6	$0.7	$(1.4)	$(0.1)	$2.8

(1)	Consists primarily of acquisitions and the effect of changes in currency rates.