Form 10-Q
period 2008-03-31
ENPRO INDUSTRIES, INC
filed 2008-05-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2008

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
Yes ☐      No ☑
As of April 30, 2008, there were 20,204,897 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2008 and 2007
(in millions, except per share amounts)

	2008	2007
Net sales	$283.1	$247.3
Cost of sales	179.6	158.8

Gross profit	103.5	88.5

Operating expenses:
Selling, general and administrative expenses	65.5	55.0
Asbestos-related expenses	12.1	12.9
Restructuring costs	1.2	1.0

	78.8	68.9

Operating income	24.7	19.6
Interest expense	(2.0)	(2.0)
Interest income	1.1	1.9
Other expense	(2.8)	—

Income before income taxes	21.0	19.5
Income tax expense	(7.8)	(7.2)

Net income	$13.2	$12.3

Basic earnings per share	$0.63	$0.58

Diluted earnings per share	$0.61	$0.56

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2008 and 2007
(in millions)

	2008	2007
OPERATING ACTIVITIES
Net income	$13.2	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.4	7.0
Amortization	3.4	2.6
Deferred income taxes	1.8	2.9
Stock-based compensation	0.7	(0.2)
Excess tax benefits from stock-based compensation	(0.1)	(1.7)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	4.6	9.9
Accounts and notes receivable	(21.5)	(17.0)
Inventories	(5.3)	3.5
Accounts payable	5.4	4.5
Other current assets and liabilities	(1.9)	(5.7)
Other non-current assets and liabilities	1.7	1.4

Net cash provided by operating activities	9.4	19.5

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.7)	(8.9)
Acquisitions, net of cash acquired	(27.2)	(0.6)
Other	0.5	(0.8)

Net cash used in investing activities	(39.4)	(10.3)

FINANCING ACTIVITIES
Repayments of debt	(0.5)	—
Common stock repurchase	(50.2)	—
Proceeds from issuance of common stock	—	0.1
Excess tax benefits from stock-based compensation	0.1	1.7

Net cash provided by (used in) financing activities	(50.6)	1.8

Effect of exchange rate changes on cash and cash equivalents	0.5	0.2

Net increase (decrease) in cash and cash equivalents	(80.1)	11.2
Cash and cash equivalents at beginning of year	129.2	161.0

Cash and cash equivalents at end of period	$49.1	$172.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$0.4	$0.4
Income taxes	$6.0	$4.3
Asbestos-related claims and expenses, net of insurance recoveries	$7.5	$3.0
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$49.1	$129.2
Accounts and notes receivable	196.5	167.6
Asbestos insurance receivable	61.5	70.0
Inventories	80.0	70.3
Other current assets	58.3	55.3

Total current assets	445.4	492.4
Property, plant and equipment	205.2	193.5
Goodwill	238.9	213.8
Other intangible assets	115.0	103.5
Asbestos insurance receivable	307.0	311.5
Deferred income taxes	81.7	90.3
Other assets	66.2	65.3

Total assets	$1,459.4	$1,470.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12.8	$3.6
Accounts payable	88.3	80.1
Asbestos liability	91.7	86.9
Other accrued expenses	95.5	89.8

Total current liabilities	288.3	260.4
Long-term debt	172.6	182.1
Retained liabilities of previously owned businesses	31.3	31.0
Environmental liabilities	19.1	20.4
Asbestos liability	424.3	437.5
Other liabilities	63.3	63.8

Total liabilities	998.9	995.2

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,142,397 shares in 2008 and 21,631,176 in 2007	0.2	0.2
Additional paid-in capital	377.8	427.2
Retained earnings (accumulated deficit)	12.5	(0.7)
Accumulated other comprehensive income	71.5	49.9
Common stock held in treasury, at cost – 221,853 shares in 2008 and 223,081 shares in 2007	(1.5)	(1.5)

Total shareholders’ equity	460.5	475.1

Total liabilities and shareholders’ equity	$1,459.4	$1,470.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncements
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, metal and metal-polymer bearings and filament wound products, air compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 2007, was derived from the audited financial statements included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2007.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     Certain amounts in the accompanying 2007 financial statements have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of SFAS 161 on its Consolidated Financial Statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS 141(R) and 160 for periods beginning on or after December 15, 2008. These new standards will not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standards.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not choose to mark any eligible financial assets or liabilities to fair market value, therefore, there was no impact to the Company’s consolidated financial statements from the adoption of SFAS 159.
2. Acquisitions
     In February 2008, the Company acquired V.W. Kaiser Engineering, a privately-held manufacturer of pins, bushings and suspension kits for the commercial vehicle aftermarket. In January 2008, the Company acquired the assets of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The acquisitions were paid for in cash and are included in the Company’s Sealing Products segment. The purchase price allocations of these acquired businesses are subject to the completion of the valuation of certain assets and liabilities.
3. Other Expense
     Included in other non-operating expense for the quarter ended March 31, 2008 were $2.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. While an agreement with the shareholder entered into on April 11, 2008 resolved the contested election, the Company expects to incur additional charges related to this matter of approximately $1.5 million in the second quarter of 2008.
4. Income Taxes
     As of March 31, 2008 and December 31, 2007, the Company had $19.8 million and $19.1 million, respectively, of liabilities recorded for unrecognized tax benefits. These amounts included interest of $2.2 million and $1.9 million, respectively. The unrecognized tax benefit balances as of March 31, 2008 and December 31, 2007, also included $13.5 million and $13.2 million, respectively, of tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. The total amounts of unrecognized benefits that, if recognized, would have affected the effective tax rate as of March 31, 2008 and December 31, 2007, were $6.3 million and $5.9 million, respectively. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
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

5. Comprehensive Income
     Total comprehensive income consists of the following:

	Quarters Ended
	March 31,
	2008	2007
	(in millions)
Net income	$13.2	$12.3
Unrealized translation adjustments	20.0	1.7
Pensions and postretirement benefits	0.1	0.3
Net unrealized gains from cash flow hedges	1.5	0.1

Total comprehensive income	$34.8	$14.4

6. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2008	2007
	(in millions, except per
	share amounts)
Numerator (basic and diluted):
Net income	$13.2	$12.3

Denominator:
Weighted-average shares – basic	21.1	21.1
Share-based awards	0.3	0.5
Convertible debentures	—	0.4
Other	0.1	—

Weighted-average shares – diluted	21.5	22.0

Earnings per share:
Basic	$0.63	$0.58

Diluted	$0.61	$0.56

     As discussed further in Note 9, the Company issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.
7. Inventories
     Inventories consist of the following:

	As of	As of
	March 31,	December 31,
	2008	2007
	(in millions)
Finished products	$50.2	$45.7
Costs relating to long-term contracts and programs	26.2	19.4
Work in process	24.2	23.0
Raw materials and supplies	34.4	30.8

	135.0	118.9
Reserve to reduce certain inventories to LIFO basis	(16.3)	(16.2)
Progress payments	(38.7)	(32.4)

Total	$80.0	$70.3

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
8. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2008, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Goodwill, net as of December 31, 2007	$49.8	$156.9	$7.1	$213.8
Acquisitions	14.8	0.2	—	15.0
Foreign currency translation	1.1	9.0	—	10.1

Goodwill, net as of March 31, 2008	$65.7	$166.1	$7.1	$238.9

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2008		As of December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$77.8	$22.4	$68.4	$20.9
Existing technology	23.4	4.2	21.0	3.8
Trademarks	40.5	6.4	38.4	5.8
Other	13.9	7.6	13.3	7.1

	$155.6	$40.6	$141.1	$37.6

     Amortization expense for the quarters ended March 31, 2008 and 2007, was $2.6 million and $1.6 million, respectively. The Company has trademarks with indefinite lives that are included in the table above valued at approximately $23 million as of March 31, 2008, and December 31, 2007, that are not amortized.
9. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at March 31, 2008. In the event the conversion conditions are satisfied, the Company will be required to immediately expense all unamortized debt issue costs, which amounted to $4.4 million at March 31, 2008, and reclassify the aggregate principal amount from long-term to current.
10. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2008 and 2007, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
		(in millions)
Service cost	$1.8	$1.6	$0.2	$0.3
Interest cost	2.9	2.6	0.3	0.2
Expected return on plan assets	(3.5)	(3.3)	—	—
Prior service cost component	0.2	0.3	0.1	—
Net loss component	0.1	1.6	—	0.1

	$1.5	$2.8	$0.6	$0.6

     The Company anticipates there will be no required funding in 2008 of its U.S. defined benefit pension plans. In 2007 the Company made discretionary contributions of $10.0 million to its U.S. defined benefit pension plans. The Company has not determined whether it will make a discretionary contribution in 2008 to its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $1.4 million in 2008 to its foreign pension plans.
11. Shareholders’ Equity
     On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by the Company’s board of directors, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of $50 million of the Company’s common stock. Under the ASR agreement, the Company purchased approximately 1.7 million shares of its common stock from a financial institution at an initial price of $29.53 per share. Total consideration paid at initial settlement to repurchase these shares, including commissions and other fees, was approximately $50.2 million and was recorded in shareholders’ equity as a reduction of common stock and additional paid-in capital.
     The ASR is scheduled to terminate in August 2008, or an earlier date selected by the financial institution beginning no earlier than June 30, 2008. During the term of the ASR, the financial institution will purchase shares of the Company’s common stock in the open market to settle its obligation related to shares borrowed from third parties and sold to the Company. The Company may receive or be required to remit a final settlement adjustment based on an average of the reported daily volume weighted average price of its common stock over that period. The final settlement adjustment can be settled, at the option of the Company, in cash or in shares of its common stock.
     The remainder of the authorization may be used to make additional purchases over the next year through open-market transactions subject to market conditions, the Company’s financial results and other factors.
12. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal and metal-polymer bearings and filament wound products, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Quarters Ended
	March 31,
	2008	2007
	(in millions)
Sales
Sealing Products	$123.6	$115.6
Engineered Products	133.1	106.3
Engine Products and Services	26.5	25.6

	283.2	247.5
Intersegment sales	(0.1)	(0.2)

Total sales	$283.1	$247.3

Segment Profit
Sealing Products	$21.5	$21.4
Engineered Products	21.8	18.8
Engine Products and Services	3.5	2.0

Total segment profit	46.8	42.2

Corporate expenses	(9.4)	(8.8)
Asbestos-related expenses	(12.1)	(12.9)
Interest expense, net	(0.9)	(0.1)
Other expense, net	(3.4)	(0.9)

Income before income taxes	$21.0	$19.5

Segment assets are as follows:

	March 31,	December 31,
	2008	2007
Sealing Products	$303.9	$246.8
Engineered Products	497.8	464.3
Engine Products and Services	74.6	72.2
Corporate	583.1	687.0

	$1,459.4	$1,470.3

13. Fair Value Measurements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2008
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$27.0	$27.0	$—	$—
Crucible back-up trust assets	21.4	21.4	—	—
Cash management fund	21.0	—	21.0	—
Foreign currency derivatives	5.9	—	5.9	—
Deferred compensation assets	2.6	2.6	—	—
Restricted cash	1.1	1.1	—	—

	$79.0	$52.1	$26.9	$—

Liabilities
Deferred compensation liabilities	$4.7	$4.7	$—	$—
Foreign currency derivatives	1.7	—	1.7	—

	$6.4	$4.7	$1.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets, deferred compensation assets and liabilities, and restricted cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. For further discussion of the Crucible back-up trust, see Note 14, “Commitments and Contingencies – Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     In December 2007, the Company was notified that the cash management fund held at a financial institution would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the fund’s valuation would be based on the market value of the underlying securities, whereas historically the fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. Due to this event, the Company re-evaluated the nature of the investment and determined that it should be reclassified as an investment rather than as a cash equivalent in its Consolidated Financial Statements. The Company has been advised by the fund manager that the intention is to make an orderly liquidation of the cash management fund with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. The fair value of the cash management fund assets is determined through broker quotations and is reflected in the net asset value of the fund.
14. Commitments and Contingencies
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 20 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2008 and December 31, 2007, EnPro had accrued liabilities of $26.0 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $21.4 million each at March 31, 2008. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the next valuation date. Until such time as a payment is required or the remaining excess Back-Up Trust assets revert to the Company, the Back-Up Trust assets and liability will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of March 31, 2008, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.8 million. These guarantees arose from the divestitures of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2008 and 2007 are as follows:

	2008	2007
	(in millions)
Balance at beginning of year	$3.6	$4.0
Charges to expense	0.9	1.0
Charges to the accrual (primarily payments)	(0.9)	(1.0)

Balance at end of period	$3.6	$4.0

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.3 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs alleging lung or other cancers, and more than 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 105,900 open cases at March 31, 2008, the Company is aware of approximately 9,600 (9.1%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2007 (5,200) was lower than the number filed in 2006 (7,700) and 2005 (15,300). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. This trend continued in the first quarter of 2008, with 1,400 new filings as compared to 1,900 in the first quarter of 2007. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers have declined modestly since 2005.
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
     Garlock’s product defenses have enabled it to be successful at trial. Garlock won a defense verdict in the one case tried to verdict in 2008, and in 13 of 26 cases tried to verdict in the years 2004 through 2008. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first quarter of 2008, Garlock began three trials involving four plaintiffs. An Ohio jury returned a defense verdict in favor of Garlock. In Pennsylvania, a lawsuit involving two plaintiffs settled during trial before the jury reached a verdict. A lawsuit in California also settled during trial.
     In 2007, Garlock began nine trials involving twelve plaintiffs. A Massachusetts jury returned a defense verdict in favor of Garlock. In a Kentucky case, the jury awarded the plaintiff $145,000 against Garlock. Garlock is appealing this verdict. Four lawsuits in Pennsylvania settled during trial before the juries had reached a verdict. Garlock also settled cases during trial in Louisiana, Maryland and Washington.
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
     Appeals. Garlock has historically been successful in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from the 2005 Baltimore verdict described above, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At March 31, 2008, two Garlock appeals were pending from adverse verdicts totaling $1.0 million, down from $1.4 million at December 31, 2007, and $6.8 million at December 31, 2006.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At March 31, 2008 and December 31, 2007, the Company had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments totaled $84 million in 2006 and $76 million in 2007. Approximately $15 million of the 2006 amount and approximately $5 million of the 2007 amount were committed in settlements to pay verdicts that had been rendered in the years 2003 – 2005. New settlement commitments in the first quarter of 2008 were $8.2 million, down from $24 million in the first quarter of 2007. Much of the decline was because of the timing.
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
     Insurance Coverage. At March 31, 2008, Garlock had available $368.5 million of solvent insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at March 31, 2008, Garlock classified $56.0 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $368.5 million of collectible insurance and trust assets, the Company considers $321.6 million (87%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $46.9 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($41.1 million) or (b) with various London market carriers ($5.8 million). Of the $368.5 million, $254.2 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
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
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007 and will receive $20 million in 2008.

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
     The Company’s Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. By 2004, however, most asbestos defendants who disclose their liabilities were recording estimates of their liabilities for pending and unasserted claims. In view of the change in practice by other defendants, during 2004 the Company authorized counsel to retain Bates White to assist in estimating the Company’s subsidiaries’ liability for pending and future asbestos claims.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. At that time, Bates White opined that each value within the range of $227 million to $382 million was an equally likely estimate of the liability. The Company adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims as of December 31, 2004 to increase the Company’s liability to an amount equal to the low end of the estimated range ($227 million).
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at March 31, 2008 was $426 million to $602 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
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
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Until the end of 2006, the Company did not have sufficient history comparing claims payments to its internal estimates to allow it to identify a most likely point within the Bates White range. Therefore, prior to the fourth quarter of 2006, the Company had adopted the low end of the range provided by Bates White. However, the Company’s internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with management’s internal estimates.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $509.6 million. The estimated liability of $509.6 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $194 million to $703 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 – 7 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.

     In the first quarter of 2008, the Company recorded a pre-tax charge of $12.1 million to reflect net cash outlays of $5.6 million for fees and expenses incurred during the quarter and a $6.5 million non-cash charge primarily to add an estimate of the liability for the first quarter of 2018 to maintain a ten year estimate. In the first quarter of 2007, the Company recorded a pre-tax charge of $12.9 million to reflect cash outlays of $7.0 million for fees and expenses incurred during the quarter and a $5.9 million non-cash charge primarily to add an estimate for the first quarter of 2017 to maintain a ten year estimate.
     Quantitative Claims and Insurance Information. The Company’s liability as of March 31, 2008 was $516.0 million (the Company’s estimate of the liability described above of $509.6 million plus $6.4 million of accrued legal and other fees already incurred but not yet paid). The total liability as of March 31, 2008, included $91.7 million classified as a current liability and $424.3 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of March 31, 2008, the Company had remaining solvent insurance and trust coverage of $368.5 million which is reflected on its balance sheet as a receivable ($61.5 million classified in current assets and $307.0 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $254.2 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under its insurance policies and have been billed to the insurance carriers. The remaining $114.3 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2008	2007
Pending Cases (1)
New actions filed during period	1,400	1,900
Open actions at period-end	105,900	106,500
Cash Flow (dollars in millions)
Payments (2)	$(20.9)	$(34.5)
Insurance recoveries (3)	13.4	31.5

Net cash flow	$(7.5)	$(3.0)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$254.2	$248.0
Insurance available for pending and future claims	114.3	189.2

Remaining solvent insurance and trust assets	$368.5	$437.2

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$516.0	$547.0
Insurance available for pending and future claims	114.3	189.2

Liability in excess of insurance coverage (6)	401.7	357.8
Insurance receivable for previously paid claims	254.2	248.0

Liability in excess of anticipated insurance collections (6)	$147.5	$109.8

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 130 and 500 in the first quarter of 2008 and 2007, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At March 31, 2008 and 2007, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $6.4 million and $6.6 million at March 31, 2008 and 2007, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2007, other important factors that could result in those differences include:
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
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 43 primary manufacturing facilities located in the United States and 10 countries outside the United States.
     We focus on four management initiatives: improving operational efficiencies through our Total Customer Value, or TCV, lean enterprise program; expanding our product offerings and customer base through innovation initiatives and new operations in new geographic markets; strengthening the mix of our business by strategic acquisitions and divestitures; and managing the asbestos claims against our subsidiaries to minimize the impact on cash flows and enhance our liquidity. We believe these strategic initiatives will increase our sales and our income from continuing operations, and provide the cash required to sustain and grow the Company.
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
     In January 2008, we acquired the assets of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The operations will do business as Garlock Sealing Technologies (Shanghai) Co. Ltd. and will be operated and managed as part of the global Garlock Sealing Technologies business unit. Sinflex had been Garlock’s principal distributor in

China for over a decade. In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. V.W. Kaiser Engineering is located in Michigan. It will be operated and managed as part of the Stemco business unit. Both acquired operations were added to the Sealing Products segment.
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer bearings, filament wound bearings, solid polymer bearings, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and general industrial markets.
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and general market for marine propulsion, power generation, and pump and compressor applications use these products and services.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims for the next ten years. For additional information on this subject, see “– Contingencies-Asbestos.”
     On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by our board of directors, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of $50 million of our common stock. Under the ASR agreement, we purchased approximately 1.7 million shares of our common stock from a financial institution at an initial price of $29.53 per share. Total consideration paid at initial settlement to repurchase these shares, including commissions and other fees, was approximately $50.2 million and was recorded in shareholders’ equity as a reduction of common stock and additional paid-in capital.
     The ASR is scheduled to terminate in August 2008, or an earlier date selected by the financial institution beginning no earlier than June 30, 2008. During the term of the ASR, the financial institution will purchase shares of our common stock in the open market to settle its obligation related to shares borrowed from third parties and sold to us. We may receive or be required to remit a final settlement adjustment based on an average of the reported daily volume weighted average price of our common stock over that period. The final settlement adjustment can be settled, at our option, in cash or in shares of our common stock.
     The remainder of the authorization may be used to make additional purchases over the next year through open-market transactions, subject to market conditions, our financial results and other factors.
     Outlook. We continue to make progress in connection with our strategies to improve operating efficiency through our TCV initiatives; to expand our product offerings, our markets, and our customer base; to strengthen the mix of our businesses; and to effectively manage asbestos claims against our subsidiaries. Our liquidity, cash flows and relatively low debt ratio provide us with a sound financial base upon which we can continue to grow the company.
     We expect sales to increase in 2008 compared to 2007 because of modest market growth; the additional results associated with the acquisitions completed since the first quarter of 2007 through the end of the first quarter of 2008; the effect of stronger foreign currencies compared to the U.S. dollar; price increases; and improved volumes from market share gained as a result of new products and geographic expansion. We expect higher sales volumes, productivity improvements associated with our TCV lean manufacturing program, continued focus on low-cost manufacturing operations, price increases, the acquisitions and the effects of stronger foreign currencies to contribute to increased operating profits in 2008. These improvements may be partly offset by cost increases, for example for raw materials, in connection with announcements from suppliers regarding upcoming price increases and a general upward price pressure on commodities, metals and other materials.
     In the first quarter of 2008, we recorded $2.4 million in other non-operating expense to reflect the incremental cost for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of our shareholders. On April 11, 2008, we entered into an agreement with that shareholder to resolve the election contest. We expect to pay about $1.5 million in additional expenses in the second quarter of 2008 to conclude this matter, which includes an amount that we have agreed to pay to cover the expenses of the shareholder. These estimates could change depending on the amount of time and effort required to conclude this matter and other factors.
     We anticipate that we will show a net decrease in our cash balance in 2008 as a result of: $50.2 million used to repurchase shares of the Company’s common stock in accordance with the ASR agreement; the additional open-market common stock repurchases that we may make beginning this year subject to several factors; and the acquisitions that were made in the first quarter of 2008 and those that may be made during the remainder of the year. We expect increases in capital expenditures and net asbestos-related payments compared to 2007 to be partially offset by an increase in operating income. Capital spending in 2008 is expected to be higher than 2007 as a result of our strategy to improve operational efficiency and continued investments to expand geographically. We believe net asbestos-related payments will increase in 2008 because we estimate that we will collect less in insurance recoveries compared to 2007.
     As a result of the reduction in our cash balance during 2008 and a decrease in the yield on cash and cash equivalent investments, we expect our interest income to decline compared to 2007.
Results of Operations

	Quarters Ended
	March 31,
	2008	2007
	(in millions)
Sales
Sealing Products	$123.6	$115.6
Engineered Products	133.1	106.3
Engine Products and Services	26.5	25.6

	283.2	247.5
Intersegment sales	(0.1)	(0.2)

Total sales	$283.1	$247.3

Segment Profit
Sealing Products	$21.5	$21.4
Engineered Products	21.8	18.8
Engine Products and Services	3.5	2.0

Total segment profit	46.8	42.2

Corporate expenses	(9.4)	(8.8)
Asbestos-related expenses	(12.1)	(12.9)
Interest expense, net	(0.9)	(0.1)
Other expenses, net	(3.4)	(0.9)

Income before income taxes	$21.0	$19.5

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
First Quarter of 2008 Compared to the First Quarter of 2007
     Sales of $283.1 million in the first quarter of 2008 increased 14% from $247.3 million in the comparable quarter of 2007. The increase in the values of foreign currencies relative to the U.S. dollar, and the additional results of the acquisitions completed since the first quarter of 2007 each contributed five percentage points of the revenue increase on a year-over-year basis. The four percentage points of organic growth were the result of strong European and Australian-Asian markets for Garlock Sealing Technologies, higher volumes at the GGB operations, an increase in the value of engine and parts shipments by Fairbanks Morse Engine and selected price increases at several businesses. These favorable variances were partially offset by a drop in demand for Plastomer Technologies’ products in the semiconductor and industrial markets. In addition, weaker demand from OEM heavy-duty truck and trailer manufacturers continues to negatively impact Stemco’s volume.
     Segment profit, management’s primary measure of how our operations perform, increased 11% from $42.2 million in the first quarter of 2007 to $46.8 million in 2008. Segment profit increased primarily due to selected price increases and higher volumes, contributions from the acquisitions, cost savings and the favorable foreign exchange rates. These improvements were partially offset by cost increases in several areas such as raw material costs. Segment margins, defined as segment profit divided by sales, declined from 17.1% in 2007 to 16.5% in 2008. The weaker results at Plastomer Technologies and Stemco and lower margins at Compressor Products International were the primary causes for the decrease in segment margins.
     Other expenses, net included $2.4 million of expenses incurred in the first quarter of 2008 for external advisors and service providers engaged in connection with the contested election of directors, which has subsequently been resolved.
     Net income was $13.2 million, or $0.61 per share, in the first quarter of 2008 compared to $12.3 million, or $0.56 per share, in the same quarter of 2007. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $123.6 million in the first quarter of 2008 were 7% higher than the $115.6 million reported in the same quarter of 2007. The favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for four percentage points of the growth. Sales at Garlock Sealing Technologies were favorably impacted by increased demand in its European markets; strength in the oil and gas, energy, mining and primary metals sectors; selected price increases; and the increase in the value of foreign currencies relative to the U.S. dollar. Garlock experienced some softening in activity in the OEM and general industrial sectors. OEM sales decreased at Stemco due to lower demand in the cyclical U.S. heavy-duty truck market as the number of new trailers built continued to decline as a result of the U.S. economic slow down. The decline in OEM volume at Stemco was offset by improvement in aftermarket demand and by sales related to the acquisition of the V.W. Kaiser business in late February. A decline in volume related to Plastomer Technologies’ semiconductor and industrial markets resulted in a year-over-year decrease in its sales.

     Segment profit of $21.5 million in the first quarter of 2008 was essentially flat compared to the $21.4 million reported in the first quarter of 2007. A 22% increase in profit at Garlock Sealing Technologies was offset by lower earnings at Stemco and Plastomer Technologies. Garlock Sealing Technologies benefited from higher volumes, selected price increases and the increase in foreign currency exchange rates. The decline in earnings at Stemco was primarily a result of the decrease in OEM volume. Lower volumes and manufacturing cost increases negatively impacted Plastomer Technologies’ results, as did increased restructuring expenses for the reorganization of their facilities. Operating margins for the segment decreased from 18.5% in 2007 to 17.4% in 2008.
     Engineered Products. Sales of $133.1 million in the first quarter of 2008 were 25% higher than the $106.3 million reported in 2007. The year-over-year increase in the value of the euro and the acquisitions completed in 2007 favorably impacted revenue by 19 percentage points. Sales for Compressor Products International in the first quarter of 2008 were double the amount reported in the comparable quarter of 2007 primarily due to additional volume from the acquisitions completed in 2007 and increases in foreign currency rates. In 2008, GGB benefited from favorable foreign currency exchange rates, increased volume in many of its geographic markets, and selected price increases. Quincy Compressor’s sales were stable compared to 2007. Lower unit volume in the U.S. was essentially offset by higher volume in China and price increases.
     Segment profits were $21.8 million in the first quarter of 2008, which was 16% higher than the $18.8 million reported in the same quarter of 2007. GGB’s profits increased in 2008 due to increased volumes, a stronger euro and selected price increases. Despite its flat revenue, Quincy Compressor increased its profitability as a result of price increases and a better mix of shipments of large, higher profit compressors in its 2008 sales. Profits at Compressor Products International increased as a result of the acquisitions and selected price increases. Operating margins for the segment decreased from 17.7% in 2007 to 16.4% in 2008, reflecting a decline at Compressor Products International driven by conditions at the businesses it acquired in the United Kingdom and Canada. The UK operations were impacted by integration costs and an unusually high mix of lower margin OEM sales. In Canada, markets were temporarily weakened by uncertainty over the fate of proposed legislation that would have impacted energy producers and by the strong Canadian dollar, which reduced exports to the United States.
     Engine Products and Services. Sales increased 4% from $25.6 million in the first quarter of 2007 to $26.5 million in the first quarter of 2008. The increase was attributable to additional parts shipments and a mix of engine shipments that resulted in higher revenue in 2008.
     The segment reported a profit of $3.5 million in the first quarter of 2008 compared to $2.0 million in the first quarter of 2007. The year-over-year improvement was a result of improved margins on the engine shipments and the additional parts shipments, which have better margins than engine sales. Operating margins for the segment increased to 13.2% in 2008 compared to 7.8% in 2007.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, debt repayments and common stock repurchases have been and continue to be funded from cash balances on hand and cash generated from operations. Should we need additional capital in the future, we have other resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated cash in the amount of $9.4 million in the first quarter of 2008 compared to $19.5 million in the same period last year. The reduction in operating cash flows is a result of a larger increase in working capital and lower asbestos insurance collections in 2008. This was partially offset by an increase in net earnings. Working capital typically increases during the first half of each year as seasonal activity increases in many of our markets and as we come off of a low point in working capital requirements at the end of the previous year. The increase in asbestos-related payments net of insurance recoveries was due to significantly lower insurance collections in the quarter. Payments for settlements and expenses also declined, but not as much as the collections. Recoveries in the first quarter of 2007 included a significant delinquent payment from an insurer.
     Investing activities used $39.4 million and $10.3 million of cash during the first quarter of 2008 and 2007, respectively. We made net payments for acquisitions of $27.2 million in 2008 compared to only $0.6 million in 2007.
     In the first quarter of 2008, we paid $50.2 million in connection with the repurchase of approximately 1.7 million shares of our common stock under the ASR agreement. This transaction was included in financing activities in the Consolidated Statements of Cash Flows.
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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at March 31, 2008.
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
     The remaining $3.1 million of 7 1/2% Coltec Senior Notes are payable in the second quarter of 2008. The industrial revenue bonds, in the amount of $9.6 million at March 31, 2008, are payable in full in the first quarter of 2009. The industrial revenue bonds bear interest at rates ranging from 6.4% to 6.55%.
     Contractual Obligations
     In addition to our contractual obligations disclosed in our Form 10-K for the fiscal year ended December 31, 2007, we entered into an ASR agreement with a financial institution to provide for the immediate retirement of approximately $50 million of our common stock. Under the ASR agreement, we purchased 1,693,193 shares of our common stock at an aggregate price of approximately $50.2 million, including commissions and other fees. The price is subject to a final settlement adjustment based on the arithmetic average of a reported daily volume weighted average price of our common stock over a measurement period ending on August 29, 2008, or an earlier date selected by the financial institution beginning no earlier than June 30, 2008. After the termination of this period, we may receive or be required to remit a final settlement adjustment based on this average price. The final settlement adjustment can be settled, at our option, in cash or in shares of our common stock.
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2007, for a complete list of our critical accounting policies and estimates.
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of new accounting pronouncements, including the expected dates of adoption and the expected effects on our results of operations, cash flows and financial condition, if any.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 20 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination.
     As of March 31, 2008 and December 31, 2007, EnPro had accrued liabilities of $26.0 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 14 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004. See Note 14 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
     Debt and Capital Lease Guarantees
     As of March 31, 2008, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.8 million. These guarantees arose from the divestiture of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid approximately $1.3 billion in settlements and judgments and over $400 million in fees and expenses. See Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference, for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appeal results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At March 31, 2008, Garlock had available $368.5 million of solvent insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. In addition, at March 31, 2008, Garlock classified $56.0 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007, bringing total collections from insolvent carriers from 2002 through 2007 to approximately $39.3 million. There can be no assurance that Garlock will collect any of the remaining insolvent insurance. See Note 14 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
     Our Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004 we authorized counsel to retain Bates White to assist in estimating our subsidiaries’ liability for pending and future asbestos claims.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. We adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims to increase our liability to an amount equal to the low end of the estimated range. Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at March 31, 2008 was $426 million to $602 million.
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
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $509.6 million. The estimated liability of $509.6 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 – 7 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     In the first quarter of 2008, we recorded a pre-tax charge of $12.1 million to reflect net cash outlays of $5.6 million for fees and expenses incurred during the quarter and a $6.5 million non-cash charge primarily to add an estimate of the liability for the first quarter of 2018 to maintain a ten year estimate. In the first quarter of 2007, we recorded a pre-tax charge of $12.9 million to reflect cash outlays of $7.0 million for fees and expenses incurred during the quarter and a $5.9 million non-cash charge primarily to add an estimate for the first quarter of 2017 to maintain a ten year estimate.
     See Note 14 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of March 31, 2008 was $516.0 million (our estimate of the liability described above of $509.6 million plus $6.4 million of accrued legal and other fees already incurred but not yet paid). The total liability as of March 31, 2008, included $91.7 million classified as a current liability and $424.3 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 14 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2007, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2008:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$29.3	Apr 2008	32.473 to 32.474 koruna/euro
Sell British pound/buy euro	29.6	Apr 2008	0.784 euro/pound
Buy USD/sell euro	10.8	Apr 2008 – Dec 2008	1.379 to 1.382 USD/euro
Buy euro/sell USD	16.1	Apr 2008 – Jan 2010	1.280 to 1.557 USD/euro
Buy USD/sell Canadian dollar	6.5	Apr 2008 – Dec 2008	1.041 Canadian dollar/USD
Buy koruna/sell euro	5.9	Apr 2008 – Dec 2008	32.829 to 32.996 koruna/euro
Sell euro/buy Australian dollar	9.5	Apr 2008	1.714 to 1.719 euro/Australian dollar
Buy USD/sell Australian dollar	3.1	Apr 2008 – Dec 2008	0.859 to 0.873 USD/Australian dollar
Buy euro/sell peso	3.5	Apr 2008	16.892 to 16.945 peso/euro
Sell USD/buy peso	2.0	Apr 2008 – Dec 2008	11.065 to 11.268 peso/USD
Sell Singapore dollar/buy euro	0.2	Apr 2008	2.165 to 2.182 euro/Singapore dollar

	116.5

Option Contracts
Buy euro/sell USD	29.4	May 2008 – Dec 2010	1.336 USD/euro

	$145.9

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     A description of environmental, asbestos and other legal matters is included in Note 14 to the Consolidated Financial Statements included in this report, which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2008.

				(c) Total Number of	(d) Maximum Number (or
				Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number			Purchased as Part of	Shares (or Units) That May
	of Shares		(b) Average	Publicly Announced	Yet Be Purchased Under the
	(or Units)		Price Paid per	Plans or Programs	Plans or Programs
Period	Purchased		Share (or Unit)	(1) (2)	(1) (2)
January 1 – January 31, 2008	-0-		—	—	—

February 1 – February 29, 2008	-0-		—	—	—

March 1 – March 31, 2008	1,694,721	(1)(2)	29.53 (2)	—	—

Total	1,694,721	(1)(2)	29.53 (2)	—	—

(1)	A total of 1,528 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $30.68 per share, the average of the high and low prices of our common stock on March 31, 2008. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by our board of directors, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of approximately $50 million of our common stock. Under the ASR agreement, we purchased 1,693,193 shares of our common stock at an aggregate price of approximately $50.2 million, including commissions and other fees. The price is subject to a final settlement adjustment based on the arithmetic average of a reported daily volume weighted average price of our common stock over a measurement period ending on August 29, 2008, or an earlier date selected by the financial institution beginning no earlier than June 30, 2008. After the termination of this period, we may receive or be required to remit a final settlement adjustment based on this average price. The final settlement adjustment can be settled, at our option, in cash or in shares of our common stock.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of May, 2008.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibits 4.3 and 4.4 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

10.1*	Deferred Compensation Plan for Non-Employee Directors of EnPro Industries, Inc., as amended and restated effective February 12, 2008

10.2	Variable Term Accelerated Share Repurchase Transaction dated March 3, 2008 between EnPro Industries, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 3, 2008 filed by EnPro Industries, Inc.)

10.3	Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc.)

10.4	Form of EnPro Industries, Inc. Restricted Shares Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc.)

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith