Form 10-Q
period 2008-06-30
ENPRO INDUSTRIES, INC
filed 2008-08-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2008, there were 20,017,911 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2008 and 2007
(in millions, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$316.8	$254.4	$599.9	$501.7
Cost of sales	201.8	163.0	381.4	321.8

Gross profit	115.0	91.4	218.5	179.9

Operating expenses:
Selling, general and administrative expenses	72.4	55.2	137.9	110.2
Asbestos-related expenses	12.2	13.1	24.3	26.0
Other operating expense (income)	(3.9)	1.3	(2.7)	2.3

	80.7	69.6	159.5	138.5

Operating income	34.3	21.8	59.0	41.4
Interest expense	(2.0)	(2.0)	(4.0)	(4.0)
Interest income	0.8	2.2	1.9	4.1
Other expense	(1.0)	—	(3.8)	—

Income before income taxes	32.1	22.0	53.1	41.5
Income tax expense	(11.0)	(8.2)	(18.8)	(15.4)

Net income	$21.1	$13.8	$34.3	$26.1

Basic earnings per share	$1.05	$0.65	$1.67	$1.23

Diluted earnings per share	$0.99	$0.61	$1.60	$1.17

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2008 and 2007
(in millions)

	2008	2007
OPERATING ACTIVITIES
Net income	$34.3	$26.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.2	14.1
Amortization	7.0	5.1
Deferred income taxes	3.7	0.1
Stock-based compensation	3.1	1.0
Excess tax benefits from stock-based compensation	(0.5)	(3.0)
Gain on sale of assets	(2.2)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	22.5	22.8
Accounts and notes receivable	(32.7)	(17.3)
Inventories	(7.2)	7.0
Accounts payable	6.2	2.9
Other current assets and liabilities	4.7	(4.7)
Other non-current assets and liabilities	1.1	(10.0)

Net cash provided by operating activities	55.2	44.1

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26.1)	(19.2)
Proceeds from sales of assets	3.1	—
Proceeds from liquidation of investments	2.6	—
Acquisitions, net of cash acquired	(36.9)	(12.5)
Other	3.1	(0.8)

Net cash used in investing activities	(54.2)	(32.5)

FINANCING ACTIVITIES
Repayments of debt	(4.0)	—
Common stock repurchase	(50.2)	—
Proceeds from issuance of common stock	0.1	0.5
Excess tax benefits from stock-based compensation	0.5	3.0

Net cash provided by (used in) financing activities	(53.6)	3.5

Effect of exchange rate changes on cash and cash equivalents	0.5	1.7

Net increase (decrease) in cash and cash equivalents	(52.1)	16.8
Cash and cash equivalents at beginning of year	129.2	161.0

Cash and cash equivalents at end of period	$77.1	$177.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.1	$4.0
Income taxes	$15.1	$15.3
Asbestos-related claims and expenses, net of insurance recoveries	$1.8	$3.2
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$77.1	$129.2
Accounts and notes receivable	206.9	167.6
Asbestos insurance receivable	65.1	70.0
Inventories	83.1	70.3
Other current assets	45.3	55.3

Total current assets	477.5	492.4
Property, plant and equipment	210.8	193.5
Goodwill	235.9	213.8
Other intangible assets	117.0	103.5
Asbestos insurance receivable	272.4	311.5
Deferred income taxes	92.3	90.3
Other assets	71.4	65.3

Total assets	$1,477.3	$1,470.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9.7	$3.6
Accounts payable	90.3	80.1
Asbestos liability	91.8	86.9
Other accrued expenses	108.2	89.8

Total current liabilities	300.0	260.4
Long-term debt	172.6	182.1
Retained liabilities of previously owned businesses	31.4	31.0
Environmental liabilities	18.0	20.4
Asbestos liability	411.1	437.5
Other liabilities	61.7	63.8

Total liabilities	994.8	995.2

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,227,997 shares in 2008 and 21,631,176 in 2007	0.2	0.2
Additional paid-in capital	380.7	427.2
Retained earnings (accumulated deficit)	33.6	(0.7)
Accumulated other comprehensive income	69.5	49.9
Common stock held in treasury, at cost — 220,325 shares in 2008 and 223,081 shares in 2007	(1.5)	(1.5)

Total shareholders’ equity	482.5	475.1

Total liabilities and shareholders’ equity	$1,477.3	$1,470.3

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
     Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted; however, the transition guidance requires retrospective application to all periods presented. The impact of adopting APB 14-1 as of the October 2005 issuance date of the Company’s convertible senior debentures is currently estimated to result in decreases in noncurrent assets (deferred tax assets and capitalized debt issuance costs) totaling $22.4 million, a decrease in long-term debt of $56.9 million and an increase in additional paid-in capital of $34.5 million.

     It is estimated that annual earnings will be reduced between $2 million and $5 million over the life of the convertible debt as a result of the increased non-cash interest expense that will need to be recorded using the effective interest rate method for the debt discount amortization computation.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements and the notes thereto.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS 141(R) and SFAS 160 for periods beginning on or after December 15, 2008. These new standards will not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standards.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not choose to mark any eligible financial assets or liabilities to fair market value other than those already carried at fair market value; therefore, there was no impact to the Company’s consolidated financial statements from the adoption of SFAS 159.
2. Acquisitions
     In June 2008, the Company purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, the Company owns 100% of Garlock Pty Limited, which is in the Sealing Products segment.
     In May 2008, the Company acquired certain assets and assumed certain liabilities of Air Perfection, Inc., a privately-held business which audits, sells and services compressed air systems. This acquisition is included in the Company’s Engineered Products segment.
     In February 2008, the Company acquired V.W. Kaiser Engineering, a privately-held manufacturer of pins, bushings and suspension kits for the commercial vehicle aftermarket. In January 2008, the Company acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. These acquisitions are included in the Company’s Sealing Products segment.
     The acquisitions completed during 2008 were paid for in cash. The purchase price allocations of recently acquired businesses are subject to the completion of the valuation of certain assets and liabilities.

3. Other Operating Expense (Income)
     Included in other operating expense (income) for the quarter and six months ended June 30, 2008, was $2.5 million received related to the favorable settlement of a warranty claim against a supplier.
     Also during the second quarter of 2008, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This related to the relocation and consolidation of facilities for an operation in the Sealing Products segment.
     The Company incurred $0.8 million and $2.0 million of restructuring costs during the quarter and six months ended June 30, 2008, and $1.3 million and $2.3 million during the quarter and six months ended June 30, 2007, related to ongoing projects.
4. Other Expense
     Included in other non-operating expense for the quarter and six months ended June 30, 2008, were $1.0 million and $3.4 million, respectively, of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
5. Income Taxes
     As of June 30, 2008 and December 31, 2007, the Company had $18.2 million and $19.1 million, respectively, of liabilities recorded for unrecognized tax benefits. These amounts included interest of $2.4 million and $1.9 million, respectively. The unrecognized tax benefit balances as of June 30, 2008 and December 31, 2007, also included $11.5 million and $13.2 million, respectively, for a tax position for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of June 30, 2008 and December 31, 2007, were cumulative amounts of $6.7 million and $5.9 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
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

6. Comprehensive Income
     Total comprehensive income consists of the following:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$21.1	$13.8	$34.3	$26.1
Unrealized translation adjustments	(2.8)	5.1	17.2	6.8
Pensions and postretirement benefits	0.6	0.1	0.7	0.4
Net unrealized gains (losses) from cash flow hedges	0.2	(0.4)	1.7	(0.3)

Total comprehensive income	$19.1	$18.6	$53.9	$33.0

7. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$21.1	$13.8	$34.3	$26.1

Denominator:
Weighted-average shares — basic	20.0	21.3	20.5	21.2
Share-based awards	0.4	0.5	0.4	0.5
Convertible debentures	0.6	0.8	0.3	0.6
Other	0.3	—	0.2	—

Weighted-average shares — diluted	21.3	22.6	21.4	22.3

Earnings per share:
Basic	$1.05	$0.65	$1.67	$1.23

Diluted	$0.99	$0.61	$1.60	$1.17

     As discussed further in Note 10, the Company issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.

8. Inventories
     Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in millions)
Finished products	$51.0	$45.7
Costs relating to long-term contracts and programs	33.4	19.4
Work in process	24.3	23.0
Raw materials and supplies	34.2	30.8

	142.9	118.9
Reserve to reduce certain inventories to LIFO basis	(16.5)	(16.2)
Progress payments	(43.3)	(32.4)

Total	$83.1	$70.3

     The Company uses the last-in, first-out (“LIFO”) method of valuing certain of its inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
9. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2008, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2007	$49.8	$156.9	$7.1	$213.8
Acquisitions	16.7	(2.7)	—	14.0
Foreign currency translation	0.9	7.2	—	8.1

Goodwill, net as of June 30, 2008	$67.4	$161.4	$7.1	$235.9

     During the six months ended June 30, 2008, the Company received $5.2 million in satisfaction of post-closing adjustments related to a previously consummated acquisition in the Engineered Products segment. This transaction was recorded as a reduction of goodwill associated with the acquisition.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2008		As of December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$72.6	$24.0	$68.4	$20.9
Existing technology	21.0	4.5	21.0	3.8
Trademarks	39.1	6.4	38.4	5.8
Other	27.6	8.4	13.3	7.1

	$160.3	$43.3	$141.1	$37.6

     Amortization expense for the six months ended June 30, 2008 and 2007, was $5.4 million and $3.2 million, respectively. The Company has trademarks with indefinite lives that were included in the table above valued at approximately $18.0 million as of June 30, 2008 and December 31, 2007, that were not amortized.
10. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at June 30, 2008. In the event the conversion conditions are satisfied, the Company will be required to immediately expense all unamortized debt issue costs, which amounted to $4.2 million at June 30, 2008, and reclassify the aggregate principal amount from long-term to current.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2008 and 2007, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Service cost	$1.6	$1.6	$0.2	$0.3
Interest cost	2.9	2.7	0.2	0.2
Expected return on plan assets	(3.4)	(3.4)	—	—
Prior service cost component	0.3	0.3	0.1	0.1
Net loss component	0.1	(0.4)	0.1	—

	$1.5	$0.8	$0.6	$0.6

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Service cost	$3.4	$3.2	$0.4	$0.6
Interest cost	5.8	5.3	0.5	0.3
Expected return on plan assets	(6.9)	(6.7)	—	—
Prior service cost component	0.5	0.6	0.2	0.1
Net loss component	0.2	1.2	0.1	0.1

	$3.0	$3.6	$1.2	$1.1

     The Company anticipates there will be no required funding in 2008 of its U.S. defined benefit pension plans. In 2007, the Company made discretionary contributions of $10.0 million to its U.S. defined benefit pension plans. The Company has not determined whether it will make a discretionary contribution in 2008 to its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $1.4 million in 2008 to its foreign pension plans.
12. Shareholders’ Equity
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
     The ASR is scheduled to terminate in August 2008. During the term of the ASR, the financial institution is purchasing shares of the Company’s common stock in the open market to settle its obligation related to shares borrowed from third parties and sold to the Company. The Company will be required to remit a final settlement adjustment based on an average of the reported daily volume weighted average price of its common stock during the term of the ASR. The final settlement adjustment can be settled, at the option of the Company, in cash or in shares of its common stock.
     The remainder of the authorization after the final settlement adjustment is made in connection with the termination of the ASR may be used to make additional purchases through open-market transactions subject to market conditions, the Company’s financial results and other factors.
13. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal and metal-polymer bearings and filament wound products, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company. Segment operating results and other financial data for the quarters and six-months ended June 30, 2008 and 2007, are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Sales
Sealing Products	$136.9	$118.3	$260.5	$233.9
Engineered Products	144.8	108.3	277.9	214.6
Engine Products and Services	35.8	28.2	62.3	53.8

	317.5	254.8	600.7	502.3
Intersegment sales	(0.7)	(0.4)	(0.8)	(0.6)

Total sales	$316.8	$254.4	$599.9	$501.7

Segment Profit
Sealing Products	$31.2	$22.1	$52.7	$43.5
Engineered Products	21.9	18.4	43.7	37.2
Engine Products and Services	4.5	3.4	8.0	5.4

Total segment profit	57.6	43.9	104.4	86.1

Corporate expenses	(12.4)	(8.2)	(21.8)	(17.0)
Asbestos-related expenses	(12.2)	(13.1)	(24.3)	(26.0)
Interest income (expense), net	(1.2)	0.2	(2.1)	0.1
Other income (expense), net	0.3	(0.8)	(3.1)	(1.7)

Income before income taxes	$32.1	$22.0	$53.1	$41.5

	June 30,	December 31,
	2008	2007
Segment Assets
Sealing Products	$311.5	$246.8
Engineered Products	503.3	464.3
Engine Products and Services	75.5	72.2
Corporate	587.0	687.0

	$1,477.3	$1,470.3

14. Fair Value Measurements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2008
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents	$70.7	$70.7	$—	$—
Crucible back-up trust assets	21.7	21.7	—	—
Cash management fund	16.5	—	16.5	—
Foreign currency derivatives	4.4	—	4.4	—
Deferred compensation assets	2.6	2.6	—	—
Restricted cash	1.1	1.1	—	—

	$117.0	$96.1	$20.9	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	1.1	—	1.1	—

	$6.3	$5.2	$1.1	$—

     The Company’s cash equivalents, Crucible back-up trust assets, deferred compensation assets and liabilities, and restricted cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 15, “Commitments and Contingencies — Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     In December 2007, the Company was notified that the cash management fund held at a financial institution would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the fund’s valuation would be based on the market value of the underlying securities, whereas historically the fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. Due to this event, the Company re-evaluated the nature of the investment and determined that it should be reclassified as an investment rather than as a cash equivalent in its Consolidated Financial Statements. The Company has been advised by the fund manager that the intention is to make an orderly liquidation of the cash management fund with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. The fair value of the cash management fund assets is determined through broker quotations or alternative pricing sources with reasonable levels of price transparency and is reflected in the net asset value of the fund.

15. Commitments and Contingencies
     General
     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages and/or other remedies. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
     Environmental
     The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. The Company takes a proactive approach in its efforts to comply in all material respects with environmental, health and safety laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company also conducts comprehensive compliance and management system audits at its facilities to maintain compliance and improve operational efficiency.
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2008 and December 31, 2007, EnPro had accrued liabilities of $24.9 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $21.7 million each at June 30, 2008. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the next valuation date. Until such time as a payment is required or the remaining excess Back-Up Trust assets revert to the Company, the Back-Up Trust assets and liability will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of June 30, 2008, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestitures of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
	(in millions)
Balance at beginning of year	$3.6	$4.0
Charges to expense	1.7	2.1
Charges to the accrual (primarily payments)	(1.6)	(2.0)

Balance at end of period	$3.7	$4.1

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.3 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 6% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 105,700 open cases at June 30, 2008, the Company is aware of approximately 10,000 (9.5%) that involve claimants alleging mesothelioma, lung cancer or some other cancer.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2007 (5,200) was lower than the number filed in 2006 (7,700) and 2005 (15,300). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year,

2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The decline in new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers have declined modestly since 2005. 3,100 new claims were filed against the Company’s subsidiaries in the first half of 2008, approximately the same number as in the first half of 2007.
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
     Recent Trial Results. During the first half of 2008, Garlock began six trials involving seven plaintiffs. An Ohio jury returned a defense verdict in favor of Garlock. In Pennsylvania, three lawsuits involving four plaintiffs settled during trial before the jury reached a verdict. A lawsuit in California also settled during trial. In South Carolina, Garlock obtained a dismissal in one case during trial because there was insufficient evidence of exposure to Garlock products.
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

     Appeals. Garlock has historically been successful in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore, Maryland, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At June 30, 2008, two Garlock appeals were pending from adverse verdicts totaling $1.0 million.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At June 30, 2008 and December 31, 2007, the Company had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments totaled $84 million in 2006 and $76 million in 2007. Approximately $15 million of the 2006 amount and approximately $5 million of the 2007 amount were committed in settlements to pay verdicts that had been rendered in the years 2003 — 2005. New settlement commitments in the first half of 2008 were $28.1 million, down from $40.0 million in the first half of 2007. Much of the decline was because of timing.
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
     Insurance Coverage. At June 30, 2008, Garlock had available $337.5 million of solvent insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at June 30, 2008, Garlock classified $47.2 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $337.5 million of collectible insurance and trust assets, the Company considers $291.3 million (86%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $46.2 million (13%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($40.4 million) or (b) with various London market carriers ($5.8 million). Of the $337.5 million, $232.9 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2008 — 2018 in approximately the following annual amounts: 2008 through 2010 — $70 million per year ($44.5 million was collected in the first half of 2008); 2011 — $40 million; 2012 and 2013 — $25 million per year; 2014 through 2016 — $20 million per year; and 2017 and 2018 — $12 million per year.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007 and $20 million in the first half of 2008.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at June 30, 2008 was $416 million to $613 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
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

     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $496.7 million. The estimated liability of $496.7 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     Although the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, it notes that Bates White also indicated a broader range of potential estimates from $188 million to $687 million. The Company cautions that points within or outside that broader range remain possible outcomes. Also, while the Company agrees with its expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 — 7 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     In the second quarter of 2008, the Company recorded a pre-tax charge of $12.2 million to reflect net cash outlays of $6.8 million for fees and expenses paid during the quarter and a $5.4 million non-cash charge primarily to add an estimate of the liability for the second quarter of 2018 to maintain a ten year estimate. In the second quarter of 2007, the Company recorded a pre-tax charge of $13.1 million to reflect cash outlays of $6.8 million for fees and expenses incurred during the quarter and a $6.3 million non-cash charge primarily to add an estimate for the second quarter of 2017 to maintain a ten year estimate. For the first half of 2008, the Company recorded a pre-tax charge of $24.3 million to reflect net cash outlays of $12.4 million for fees and expenses and an $11.9 million non-cash charge primarily to add an estimate of the liability for the first half of 2018. In the first half of 2007, the Company recorded pre-tax charges to income of $26.0 million to reflect net cash outlays of $13.8 million for legal fees and expenses and a $12.2 million non-cash charge primarily to add an estimate of the liability for the first half of 2017.
     Quantitative Claims and Insurance Information. The Company’s liability as of June 30, 2008 was $502.9 million (the Company’s estimate of the liability described above of $496.7 million plus $6.2 million of accrued legal and other fees already incurred but not yet paid). The total liability as of June 30,

2008, included $91.8 million classified as a current liability and $411.1 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of June 30, 2008, the Company had remaining solvent insurance and trust coverage of $337.5 million which is reflected on its balance sheet as a receivable ($65.1 million classified in current assets and $272.4 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $232.9 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of its insurance policies and have been billed to the insurance carriers. The remaining $104.6 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Six Months Ended
	June 30,
	2008	2007
Pending Cases (1)
New actions filed during period	3,100	3,100
Open actions at period-end	105,700	106,500
Cash Flow (dollars in millions)
Payments (2)	$(46.4)	$(67.8)
Insurance recoveries (3)	44.5	64.6

Net cash flow	$(1.9)	$(3.2)

Solvent Insurance and Trust Assets (dollars in millions)
Receivable for previously paid claims (4)	$232.9	$241.2
Available for pending and future claims	104.6	163.6

Remaining solvent insurance and trust assets	$337.5	$404.8

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$502.9	$527.4
Insurance available for pending and future claims	104.6	163.6

Liability in excess of insurance coverage (6)	398.3	363.8
Insurance receivable for previously paid claims	232.9	241.2

Liability in excess of anticipated insurance collections (6)	$165.4	$122.6

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 300 and 800 in the first half of 2008 and 2007, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At June 30, 2008 and 2007, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $6.2 million and $6.8 million at June 30, 2008 and 2007, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
Forward-Looking Information
     This quarterly report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations, liabilities and business of EnPro that are subject to risk and uncertainty. We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “should,” “could,” “would” or “may” and similar expressions generally identify forward-looking statements.
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2007, other important factors that could result in those differences include:
•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the possibility of asbestos reform legislation, the financial viability of insurance carriers, the amount and timing of payments of claims and related expenses, the amount and timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	changes in the estimated liability for early-stage and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is a point within a range of estimated values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt and lease payments, employee benefit obligations and other matters.

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
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services.
     In January 2008, we acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The operation will do business as Garlock Sealing Technologies (Shanghai) Co. Ltd. and will be operated and managed as part of the global Garlock Sealing Technologies business unit. Sinflex had been Garlock’s principal distributor in China for over a decade. In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. V.W. Kaiser Engineering is located in Michigan. It will be operated and managed as part of the Stemco business unit. Both Sinflex and V.W. Kaiser were added to the Sealing Products segment. In May 2008, we acquired certain assets and assumed certain liabilities of Air Perfection in California. Air Perfection is engaged in the audit, sale, distribution, rental and service of compressed air systems and the various components that comprise such systems. The business will be operated and managed as part of the Quincy Compressor business unit, which is in the Engineered Products Segment. In June 2008, we purchased the 20% ownership of the minority shareholder of

Garlock Pty Limited in Australia. Subsequent to the share purchase, we own 100% of Garlock Pty Limited, which is in the Sealing Products segment.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and have a sizeable amount of insurance remaining for the payment of a portion of these claims. We accrue an estimated liability for both pending and future asbestos claims for the next ten years. For additional information on this subject, see “— Contingencies-Asbestos.”
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
     The ASR is scheduled to terminate in August 2008. During the term of the ASR, the financial institution is purchasing shares of our common stock in the open market to settle its obligation related to shares borrowed from third parties and sold to us. We will be required to remit a final settlement adjustment that will be based on an average of the reported daily volume weighted average price of our common stock during the term of the ASR. While the final settlement adjustment can be settled, at our option, in cash or in shares of our common stock, we currently expect to make the settlement in cash. We expect the final settlement adjustment to be approximately $11 million, based on the recent prices of our common stock. After a cash settlement, we expect to have completed about $61 million of the share repurchase authorization. The remainder of the share repurchase authorization after the ASR is completed may be used to make additional purchases through open-market transactions, subject to market conditions, our financial results and other factors.
     Outlook. We continue to make progress in connection with our strategies to improve operating efficiency; to expand our product offerings, our markets, and our customer base; to strengthen the mix of our businesses; and to effectively manage asbestos claims against our subsidiaries. Our liquidity, cash flows and relatively low debt to total capital ratio provide us with a sound financial base upon which we expect to continue to grow the Company.
     While we expect economic conditions to soften in some markets in the second half of 2008, we believe our results should continue to benefit from our access to a broad range of markets, our growing international presence and the acquisitions completed over the past 12 months. Many of our U.S. and European markets face uncertain economic conditions brought on by high energy prices and other well-published factors. We expect these developments, combined with normal seasonal reductions in activity, to slow our rate of growth in the second half of 2008 in comparison to the first half of the year. However, we expect our operating performance should continue to improve and our operating results to exceed those we reported in the second half of 2007.
     On April 11, 2008, we entered into an agreement with one of our shareholders to resolve the contested election of directors initiated by that shareholder. In the first half of 2008, we recorded $3.4 million in other non-operating expense to reflect the incremental cost for legal, financial and strategic advice and proxy solicitation in connection with the contested election. That amount also includes what we agreed to pay to cover the expenses of the shareholder. Nearly all of the expenses related to the contested election have been paid or billed to us. We do not expect the total expense associated with the contested election to change significantly after the second quarter of 2008.

     We anticipate that we will show a net decrease in our cash balance in 2008 as a result of: $50.2 million used to repurchase shares of the Company’s common stock in accordance with the ASR agreement; any final settlement adjustment that we may remit in cash related to the ASR; any open-market common stock repurchases that we may make during 2008 subject to several factors; and the acquisitions that were made in the first half of 2008 and those that may be made during the remainder of the year. We expect increases in capital expenditures and net asbestos-related payments compared to 2007 to be partially offset by an increase in operating income. Capital spending in 2008 is expected to be higher than 2007 as a result of our strategy to improve operational efficiency and continued investments to expand geographically. We believe net asbestos-related payments will increase in 2008 because we estimate that we will collect less in insurance recoveries compared to 2007.
Results of Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)
Sales
Sealing Products	$136.9	$118.3	$260.5	$233.9
Engineered Products	144.8	108.3	277.9	214.6
Engine Products and Services	35.8	28.2	62.3	53.8

	317.5	254.8	600.7	502.3
Intersegment sales	(0.7)	(0.4)	(0.8)	(0.6)

Total sales	$316.8	$254.4	$599.9	$501.7

Segment Profit
Sealing Products	$31.2	$22.1	$52.7	$43.5
Engineered Products	21.9	18.4	43.7	37.2
Engine Products and Services	4.5	3.4	8.0	5.4

Total segment profit	57.6	43.9	104.4	86.1

Corporate expenses	(12.4)	(8.2)	(21.8)	(17.0)
Asbestos-related expenses	(12.2)	(13.1)	(24.3)	(26.0)
Interest income (expense), net	(1.2)	0.2	(2.1)	0.1
Other income (expense), net	0.3	(0.8)	(3.1)	(1.7)

Income before income taxes	$32.1	$22.0	$53.1	$41.5

     Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
Second Quarter of 2008 Compared to the Second Quarter of 2007
     Sales of $316.8 million in the second quarter of 2008 increased 25% from $254.4 million in the comparable quarter of 2007. The increase in the values of foreign currencies relative to the U.S. dollar and the results of the acquisitions completed since the second quarter of 2007 each contributed seven percentage points of the sales increase. The remaining 11 percentage points of organic growth were primarily the result of strength in the broad-based sealing markets for Garlock Sealing Technologies; higher volumes at the GGB operations; an increase in engine and parts shipments by Fairbanks Morse

Engine and selected price increases at several businesses. In addition, a decline in demand from OEM heavy-duty truck and trailer manufacturers continued to negatively impact Stemco’s volume.
     Segment profit, management’s primary measure of how our operations perform, increased 31% from $43.9 million in the second quarter of 2007 to $57.6 million in 2008. Segment profit increased primarily due to higher sales volume in the Sealing and Engineered Products segments, an increase in higher margin parts shipments in the Engine Products and Services segment, selected price increases, contributions from the acquisitions, cost savings and the favorable foreign exchange rates. These improvements were partially offset by cost increases in several areas, particularly raw material costs. Segment profit in 2008 also included a one-time $2.5 million warranty claim settlement in favor of Garlock Sealing Technologies. Segment margins, defined as segment profit divided by sales, increased from 17.3% in 2007 to 18.2% in 2008.
     The increase in corporate expenses from $8.2 million in the second quarter of 2007 to $12.4 million in 2008 was primarily the result of recording final salary, benefit and incentive compensation expenses for the former chief executive officer and one-time benefit expenses for the incoming chief executive officer in connection with the transition that took place during the second quarter of this year.
     Other income (expense), net included a $2.2 million gain on the sale of fixed assets related to the disposal of the former Plastomer Technologies facility in Newtown, Pennsylvania in the second quarter of 2008. Other income (expense), net also included $1.0 million of expenses incurred in the second quarter of 2008 for external advisors and service providers engaged in connection with the contested election of directors that was resolved in April 2008.
     Our effective tax rate for the second quarter of 2008 was 34.4% compared to 37.0% in 2007. The change in the rate is principally a result of the release of a valuation allowance against a net operating loss carryforward in a foreign jurisdiction, a decrease in 2008 in the need to add to the reserve for uncertain tax positions combined with lower interest on pre-existing uncertain tax positions compared to 2007, a decrease in deferred tax liabilities in connection with a decrease in statutory income tax rates in certain countries, and the benefit of reductions in statutory income tax rates in several countries since the beginning of 2007.
     Net income was $21.1 million, or $0.99 per share, in the second quarter of 2008 compared to $13.8 million, or $0.61 per share, in the same quarter of 2007. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $136.9 million in the second quarter of 2008 were 16% higher than the $118.3 million reported in the same quarter of 2007. The favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for five percentage points of the growth. Sales at Garlock Sealing Technologies showed the highest growth in the segment and were up 21%. Its sales were favorably impacted by increased demand in European markets; strength in the oil and gas, energy, mining and primary metals sectors; selected price increases; and the increases in the value of foreign currencies. Stemco’s sales during the quarter increased 14% year-over-year primarily as a result of the acquisition of the V.W. Kaiser business in late February, an improvement in aftermarket demand and a price increase. Its OEM sales for the U.S. heavy-duty truck market continued to be lower compared to 2007 as the number of new trailers built was down as a result of the U.S. economic slowdown. This partially offset its otherwise favorable results.
     Segment profit of $31.2 million in the second quarter of 2008 increased 41% compared to the $22.1 million reported in the second quarter of 2007. A 65% increase in profit at Garlock Sealing

Technologies reflected the benefits of its higher sales; a one-time $2.5 million warranty claim settlement received from a supplier; and selected price increases. The favorable variances were partially offset by net cost increases in manufacturing and SG&A. Stemco reported an increase in profit primarily from the addition of the V.W. Kaiser business. Lower volumes and manufacturing cost increases negatively impacted Plastomer Technologies’ results, as did increased restructuring expenses for the reorganization of their facilities. Operating margins for the segment increased to 22.8% in 2008 from 18.7% in 2007.
     Engineered Products. Sales of $144.8 million in the second quarter of 2008 were 34% higher than the $108.3 million reported in 2007. The year-over-year increase in the value of foreign currencies and the acquisitions completed since the second quarter of 2007 favorably impacted revenue by 22 percentage points. Sales for Compressor Products International in the second quarter of 2008 were double the amount reported in the comparable quarter of 2007 primarily due to additional volume from the acquisitions completed after March 2007. In 2008, GGB benefited mainly from favorable foreign currency exchange rates, increased volume in many of its geographic markets, and the addition of a product line acquisition in the fourth quarter of last year. Quincy Compressor’s sales increased as a result of favorable changes in their volume and mix of parts, accessories and higher priced compressor shipments and sales from the acquisition completed in the second quarter of 2008.
     Segment profits were $21.9 million in the second quarter of 2008, which was 19% higher than the $18.4 million reported in the same quarter of 2007. GGB’s profits increased in 2008 due to increased volumes and a stronger euro. Quincy Compressor reported a slight increase in its profit as a result of a better mix of parts, accessories and higher priced compressors in its 2008 sales. Profits at Compressor Products International increased as a result of the acquisitions and improved volume and product mix. The entire segment experienced significant upward cost pressure in raw materials and other manufacturing costs that was partially offset by selected price increases. Primarily because of cost increases and lower margins on the acquired CPI business, operating margins for the segment decreased from 17.0% in 2007 to 15.1% in 2008.
     Engine Products and Services. Sales increased 27% from $28.2 million in the second quarter of 2007 to $35.8 million in the second quarter of 2008. The increase was attributable to additional parts shipments and a mix of engine shipments that resulted in higher revenue in 2008.
     The segment reported a profit of $4.5 million in the second quarter of 2008 compared to $3.4 million in the second quarter of 2007. The year-over-year improvement was a result of the increase in parts shipments, which have better margins than engine sales, and cost savings. Operating margins for the segment increased to 12.6% in 2008 compared to 12.1% in 2007.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Sales increased 20% from $501.7 million in 2007 to $599.9 million in 2008. The year-over-year increase in the values of foreign currencies relative to the U.S. dollar added six percentage points to the total growth rate. Acquisitions completed since the first half of 2007 contributed seven percentage points of the 2008 growth. The remaining seven percentage points of growth were principally a result of the same factors that influenced the organic growth in the second quarter of 2008.
     Segment profit increased 21% from $86.1 million in 2007 to $104.4 million in 2008. Segment profit in the first six months of 2008 benefited primarily from the same changes that resulted in the increase in segment profit in the second quarter of 2008. Segment margins in 2007 were 17.2% compared to 17.4% in 2008.
     The increase in corporate expenses from $17.0 million in the first half of 2007 to $21.8 million in the same period of 2008 was primarily the result of recording final salary, benefit and incentive compensation expenses for the former chief executive officer and one-time benefit expenses for the incoming chief executive officer in connection with the transition that took place during the second quarter of this year.
     Net interest expense during the first six months of 2008 was $2.1 million compared to net interest income of $0.1 million in 2007. The change from net interest income to expense was caused by decreases in our cash balance and the yields on cash and cash equivalent investments.
     Other income (expense), net included a $2.2 million gain on the sale of fixed assets related to the disposal of the former Plastomer Technologies facility in Newtown, Pennsylvania in the first half of 2008. Other income (expense), net also included $3.4 million of expenses incurred in the first half of 2008 for external advisors and service providers engaged in connection with the contested election of directors that was resolved in April 2008.
     Our effective tax rate for the six months ended June 30, 2008, was 35.5% compared to 37.0% in 2007. The change in the rate is principally a result of the release of a valuation allowance against a net operating loss carryforward in a foreign jurisdiction, a decrease in 2008 in the need to add to the reserve for uncertain tax positions combined with lower interest on pre-existing uncertain tax positions compared to 2007, a decrease in deferred tax liabilities in connection with a decrease in statutory income tax rates in certain countries, and the benefit of reductions in statutory income tax rates in several countries since the beginning of 2007.
     Net income was $34.3 million, or $1.60 per share, for the first six months of 2008 compared to $26.1 million, or $1.17 per share, in the same period last year. Earnings per share are expressed on a diluted basis.
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
     Cash Flows
     Operating activities generated cash in the amount of $55.2 million in the first half of 2008 compared to $44.1 million in the same period last year. The increase in operating cash flows was primarily attributable to an increase in net earnings in 2008. Working capital increased by a greater amount in 2008 than in 2007, but this change was nearly offset by a $10 million contribution to the U.S. defined benefit pension plans in 2007 for which there was no comparable contribution payment in 2008. Working capital typically increases during the first half of each year as seasonal activity increases in many of our markets and as we come off of a low point in working capital requirements at the end of the previous year.
     Investing activities used $54.2 million and $32.5 million of cash during the first half of 2008 and 2007, respectively. We made net payments for acquisitions of $36.9 million in 2008 compared to $12.5 million in 2007. In addition, capital expenditures in 2008 are approximately $7 million more than 2007 as we continue to invest in growth opportunities and operational efficiencies.
     In the first half of 2008, we paid $50.2 million in connection with the repurchase of approximately 1.7 million shares of our common stock under the ASR agreement. This transaction was included in financing activities in the Consolidated Statements of Cash Flows.

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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at June 30, 2008.
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
     The remaining $3.1 million of 7 1/2% Coltec Senior Notes were paid in the second quarter of 2008. The industrial revenue bonds, in the amount of $9.6 million at June 30, 2008, are payable in full in the first quarter of 2009. The industrial revenue bonds bear interest at rates ranging from 6.4% to 6.55%.
     Contractual Obligations
     In addition to our contractual obligations disclosed in our Form 10-K for the fiscal year ended December 31, 2007, we entered into an ASR agreement in 2008 with a financial institution to provide for the immediate retirement of approximately $50 million of our common stock. Under the ASR agreement, we purchased 1,693,193 shares of our common stock at an aggregate price of approximately $50.2 million, including commissions and other fees. The price is subject to a final settlement adjustment based on the arithmetic average of a reported daily volume weighted average price of our common stock over a measurement period ending on August 29, 2008, or an earlier date selected by the financial institution. After the termination of this period, we will be required to remit a final settlement adjustment based on this average price. The final settlement adjustment can be settled, at our option, in cash or in shares of our common stock.
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
Contingencies
     General
     Various claims, lawsuits and administrative proceedings with respect to commercial, product liability and environmental matters, all arising in the ordinary course of business, are pending or threatened against us or our subsidiaries and seek monetary damages and/or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition or results of operations. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
     Environmental
     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply in all material respects with environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.
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
     As of June 30, 2008 and December 31, 2007, EnPro had accrued liabilities of $24.9 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec sold its remaining minority interest in 2004. See Note 15 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
     Debt and Capital Lease Guarantees
     As of June 30, 2008, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestiture of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid more than $1.3 billion in settlements and judgments and over $400 million in fees and expenses. See Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference, for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appeal results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At June 30, 2008, Garlock had available $337.5 million of solvent insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. In addition, at June 30, 2008, Garlock classified $47.2 million of otherwise available insurance as insolvent. We believe that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007. There can be no assurance that Garlock will collect any of the remaining insolvent insurance. See Note 15 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. We adopted the Bates White estimate and, accordingly, recorded an additional liability for pending and unasserted claims to increase our liability to an amount equal to the low end of the estimated range. Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at June 30, 2008 was $416 million to $613 million.
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

     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $496.7 million. The estimated liability of $496.7 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     Although we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, we note that Bates White also indicated a broader range of potential estimates from $188 million to $687 million. We caution that points within or outside that broader range remain possible outcomes. Also, while we agree with our expert that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 million to $7 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     In the second quarter of 2008, we recorded a pre-tax charge of $12.2 million to reflect net cash outlays of $6.8 million for fees and expenses paid during the quarter and a $5.4 million non-cash charge primarily to add an estimate of the liability for the second quarter of 2018 to maintain a ten year estimate. In the second quarter of 2007, we recorded a pre-tax charge of $13.1 million to reflect cash outlays of $6.8 million for fees and expenses incurred during the quarter and a $6.3 million non-cash charge primarily to add an estimate for the second quarter of 2017 to maintain a ten year estimate. For the first half of 2008, we recorded a pre-tax charge of $24.3 million to reflect net cash outlays of $12.4 million for fees and expenses and an $11.9 million non-cash charge primarily to add an estimate of the liability for the first half of 2018. In the first half of 2007, we recorded pre-tax charges to income of $26.0 million to reflect net cash outlays of $13.8 million for legal fees and expenses and a $12.2 million non-cash charge primarily to add an estimate of the liability for the first half of 2017.
     See Note 15 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of June 30, 2008 was $502.9 million (our estimate of the liability described above of $496.7 million plus $6.2 million of accrued legal and other fees already incurred but not yet paid). The total liability as of June 30, 2008, included $91.8 million classified as a current liability and $411.1 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 15 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
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

Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2008:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$30.3	Jul 2008	30.304 to 30.310 koruna/euro
Sell British pound/buy euro	21.3	Jul 2008	0.792 to 0.793 pound/euro
Buy euro/sell USD	20.5	Jul 2008 — Jan 2010	1.375 to 1.579 USD/euro
Sell euro/buy Australian dollar	11.7	Jul 2008	1.635 to 1.639 Australian dollar/euro
Buy USD/sell euro	7.2	Jul 2008 — Dec 2008	1.380 to 1.382 USD/euro
Buy USD/sell Canadian dollar	4.1	Jul 2008 — Dec 2008	1.041 Canadian dollar/USD
Buy koruna/sell euro	3.8	Jul 2008 — Dec 2008	32.829 to 32.961 koruna/euro
Buy euro/sell peso	3.6	Jul 2008	16.050 to 16.097 peso/euro
Buy USD/sell Australian dollar	2.1	Jul 2008 — Dec 2008	0.859 to 0.869 USD/Australian dollar
Sell USD/buy peso	1.3	Jul 2008 — Dec 2008	11.140 to 11.268 peso/USD

	105.9
Option Contracts
Buy euro/sell USD	22.1	Jan 2009 — Dec 2010	1.336 USD/euro

	$128.0

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     A description of environmental, asbestos and other legal matters is included in Note 15 to the Consolidated Financial Statements included in this report, which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2008.

				(d) Maximum Number (or
	(a) Total Number		(c) Total Number of	Approximate Dollar Value) of
	of Shares	(b) Average	Shares (or Units)	Shares (or Units) That May
	(or Units)	Price Paid per	Purchased as Part of	Yet Be Purchased Under the
	Purchased	Share (or Unit)	Publicly Announced	Plans or Programs
Period	(1)	(1)	Plans or Programs	(2)
April 1 — April 30, 2008	-0-	—	—	—
May 1 — May 31, 2008	-0-	—	—	—
June 1 — June 30, 2008	1,239	37.82	—	—
Total	1,239	37.82	—	—

(1)	A total of 1,239 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $37.82 per share, the average of the high and low prices of our common stock on June 30, 2008. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by our board of directors, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of approximately $50 million of our common stock. Under the ASR agreement, we purchased 1,693,193 shares of our common stock at an aggregate price of approximately $50.2 million, including commissions and other fees. The price is subject to a final settlement adjustment based on the arithmetic average of a reported daily volume weighted average price of our common stock over a measurement period ending on August 29, 2008, or an earlier date selected by the financial institution. After the termination of this period, we will be required to remit a final settlement adjustment based on this average price. The final settlement adjustment can be settled, at our option, in cash or in shares of our common stock. Once this final settlement of the ASR takes place, we may purchase additional shares that have an aggregate value equal to the remaining balance of the $100 million repurchase authorization.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders was held on June 9, 2008. The following sets forth the voting results on each of the matters voted upon at the meeting:
     (a) Election of Directors

	No. of Votes	No. of Votes
Nominee	“For”	“Withheld”
J.P. Bolduc	17,874,979	760,773
Peter C. Browning	17,344,007	1,291,745
Joe T. Ford	18,136,137	499,615
Gordon D. Harnett	18,138,075	497,677
David L. Hauser	18,110,853	524,899
William R. Holland	17,915,365	720,387
Stephen E. Macadam	17,950,049	685,703
Wilbur J. Prezzano, Jr.	18,198,789	436,963
     There were no broker non-votes with respect to the election of directors.
     See our definitive proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 25, 2008, in connection with the Annual Meeting of Shareholders for a description of our settlement of the contested election of directors initiated by one of our shareholders and Note 4 to the Consolidated Financial Statements for a description of the costs associated with the contested election.
     (b) Approval of Amendment to Articles of Incorporation to clarify the restriction on repurchase of shares

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
18,181,317	342,014	112,421	—
     (c) Approval of Amendment to Articles of Incorporation to remove provisions for classification of Board of Directors

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
18,590,284	31,200	14,268	—

     (d) Ratification of Independent Registered Public Accounting Firm for 2008

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
18,473,845	48,348	113,559	—
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of August, 2008.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy
Donald G. Pomeroy
Vice President and Controller

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1*	Restated Articles of Incorporation of EnPro Industries, Inc., as amended

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith