Form 10-Q
period 2008-09-30
ENPRO INDUSTRIES, INC
filed 2008-11-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2008

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
Yes  ☐      No ☑
As of November 3, 2008, there were 20,275,009 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2008 and 2007
(in millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$278.6	$252.7	$878.5	$754.4
Cost of sales	179.7	163.2	561.1	485.0

Gross profit	98.9	89.5	317.4	269.4

Operating expenses:
Selling, general and administrative expenses	65.3	57.8	203.2	168.0
Asbestos-related expenses	13.0	11.5	37.3	37.5
Other operating expense (income)	0.6	0.8	(2.1)	3.1

	78.9	70.1	238.4	208.6

Operating income	20.0	19.4	79.0	60.8
Interest expense	(2.0)	(2.1)	(6.0)	(6.1)
Interest income	0.4	2.0	2.3	6.1
Other income (expense)	(0.2)	0.6	(4.0)	0.6

Income before income taxes	18.2	19.9	71.3	61.4
Income tax expense	(5.1)	(7.6)	(23.9)	(23.0)

Net income	$13.1	$12.3	$47.4	$38.4

Basic earnings per share	$0.66	$0.58	$2.33	$1.81

Diluted earnings per share	$0.62	$0.54	$2.22	$1.71

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2008 and 2007
(in millions)

	2008	2007
OPERATING ACTIVITIES
Net income	$47.4	$38.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.1	21.6
Amortization	10.4	8.0
Deferred income taxes	(6.6)	5.7
Stock-based compensation	4.4	2.4
Excess tax benefits from stock-based compensation	(0.8)	(3.9)
Gain on sale of assets	(2.2)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	17.2	23.4
Accounts and notes receivable	(16.0)	(14.3)
Inventories	(12.5)	9.8
Accounts payable	(9.9)	5.7
Other current assets and liabilities	13.3	(5.9)
Other non-current assets and liabilities	1.0	(15.9)

Net cash provided by operating activities	68.8	75.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36.4)	(30.1)
Proceeds from sales of assets	3.2	—
Proceeds from liquidation of investments	7.5	—
Acquisitions, net of cash acquired	(37.4)	(72.1)
Other	3.1	0.7

Net cash used in investing activities	(60.0)	(101.5)

FINANCING ACTIVITIES
Repayments of debt	(4.0)	(1.7)
Common stock repurchase	(62.1)	—
Proceeds from issuance of common stock	0.3	0.8
Excess tax benefits from stock-based compensation	0.8	3.9

Net cash provided by (used in) financing activities	(65.0)	3.0

Effect of exchange rate changes on cash and cash equivalents	(1.2)	3.0

Net decrease in cash and cash equivalents	(57.4)	(20.5)
Cash and cash equivalents at beginning of year	129.2	161.0

Cash and cash equivalents at end of period	$71.8	$140.5

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.5	$4.5
Income taxes	$30.6	$17.3
Asbestos-related claims and expenses, net of insurance recoveries	$20.1	$14.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$71.8	$129.2
Accounts and notes receivable	183.6	167.6
Asbestos insurance receivable	61.1	70.0
Inventories	84.7	70.3
Other current assets	42.9	55.3

Total current assets	444.1	492.4
Property, plant and equipment	206.8	193.5
Goodwill	227.7	213.8
Other intangible assets	111.1	103.5
Asbestos insurance receivable	262.2	311.5
Deferred income taxes	80.6	90.3
Other assets	68.0	65.3

Total assets	$1,400.5	$1,470.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9.7	$3.6
Accounts payable	71.9	80.1
Asbestos liability	88.5	86.9
Other accrued expenses	104.1	89.8

Total current liabilities	274.2	260.4
Long-term debt	172.6	182.1
Retained liabilities of previously owned businesses	31.6	31.0
Environmental liabilities	16.7	20.4
Asbestos liability	394.9	437.5
Other liabilities	47.7	63.8

Total liabilities	937.7	995.2

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,270,134 shares in 2008 and 21,631,176 in 2007	0.2	0.2
Additional paid-in capital	370.5	427.2
Retained earnings (accumulated deficit)	46.7	(0.7)
Accumulated other comprehensive income	46.9	49.9
Common stock held in treasury, at cost - 219,086 shares in 2008 and 223,081 shares in 2007	(1.5)	(1.5)

Total shareholders’ equity	462.8	475.1

Total liabilities and shareholders’ equity	$1,400.5	$1,470.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncements
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”), through a number of operating subsidiaries, designs, develops, manufactures and markets well recognized, proprietary engineered industrial products that include sealing products, metal and metal-polymer bearings and filament wound products, air compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
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
     Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted; however, the transition guidance requires retrospective application to all periods presented. The impact of adopting APB 14-1 as of the October 2005 issuance date of the Company’s convertible senior debentures is currently estimated to result in decreases in noncurrent assets (deferred tax assets and capitalized debt issuance costs) totaling $24.2 million, a decrease in long-term debt of $61.3 million and an increase in additional paid-in capital of $37.1 million.

     It is estimated that annual earnings before taxes will be reduced between $2.3 million and $5.1 million over the life of the convertible debt as a result of the increase in non-cash interest expense that will need to be recorded using the effective interest rate method for the debt discount amortization computation.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting for future business combination transactions and noncontrolling (or minority) interests in consolidated financial statements on a prospective basis. The Company will be required to adopt SFAS 141(R) and SFAS 160 for periods beginning on or after December 15, 2008. These new standards will not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standards.
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
3. Other Operating Expense (Income)
     Included in other operating expense (income) for the nine months ended September 30, 2008, was $2.5 million received related to the favorable settlement of a warranty claim against a supplier.

     Also during 2008, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This related to the relocation and consolidation of facilities for an operation in the Sealing Products segment.
     The Company incurred $0.6 million and $2.6 million of restructuring costs during the quarter and nine months ended September 30, 2008, and $0.8 million and $3.1 million during the quarter and nine months ended September 30, 2007, related to ongoing projects.
4. Other Income (Expense)
     Included in other non-operating expense for the nine months ended September 30, 2008, were $3.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
5. Income Taxes
     As of September 30, 2008 and December 31, 2007, the Company had $4.0 million and $19.1 million, respectively, of liabilities recorded for unrecognized tax benefits. The decrease in these liabilities during the nine months ended September 30, 2008, was primarily a result of the settlement of various jurisdictional tax audits. The liabilities included interest of $0.5 million and $1.9 million, respectively. The unrecognized tax benefit balances as of December 31, 2007, also included $13.2 million for a tax position for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of September 30, 2008 and December 31, 2007, were cumulative amounts of $4.0 million and $5.9 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
     During the quarter ending September 30, 2008, the Company recorded a net non-cash benefit of $1.8 million to income tax expense related to the reversal of reserves for uncertain tax benefits resulting from the settlement of various jurisdictional tax audits.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Substantially all state, local and foreign income tax returns for the years 2003 through 2007 are open to examination. The U.S. federal income tax return for 2007 is also open to examination. Various foreign and state tax returns are currently under examination and may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.

6. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$13.1	$12.3	$47.4	$38.4
Unrealized translation adjustments	(22.2)	11.2	(5.0)	18.0
Pensions and postretirement benefits	0.3	0.1	1.0	0.5
Net unrealized gains (losses) from cash flow hedges	(0.7)	(0.1)	1.0	(0.4)

Total comprehensive income (loss)	$(9.5)	$23.5	$44.4	$56.5

7. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$13.1	$12.3	$47.4	$38.4

Denominator:
Weighted-average shares — basic	20.0	21.3	20.4	21.2
Share-based awards	0.5	0.5	0.4	0.5
Convertible debentures	0.6	0.9	0.4	0.7
Other	—	—	0.1	—

Weighted-average shares — diluted	21.1	22.7	21.3	22.4

Earnings per share:
Basic	$0.66	$0.58	$2.33	$1.81

Diluted	$0.62	$0.54	$2.22	$1.71

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

8. Inventories
     Inventories consisted of the following:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in millions)
Finished products	$53.2	$45.7
Costs relating to long-term contracts and programs	52.3	19.4
Work in process	22.8	23.0
Raw materials and supplies	34.9	30.8

	163.2	118.9
Reserve to reduce certain inventories to LIFO basis	(16.8)	(16.2)
Progress payments	(61.7)	(32.4)

Total	$84.7	$70.3

     The Company uses the last-in, first-out (“LIFO”) method of valuing certain of its inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, which are subject to change in the final year-end LIFO inventory valuation.
9. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2008, were as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2007	$49.8	$156.9	$7.1	$213.8
Acquisitions	16.7	(0.8)	—	15.9
Foreign currency translation	—	(2.0)	—	(2.0)

Goodwill, net as of September 30, 2008	$66.5	$154.1	$7.1	$227.7

     During the nine months ended September 30, 2008, the Company received $5.2 million in satisfaction of post-closing adjustments related to an acquisition consummated in 2007 in the Engineered Products segment. This transaction was recorded as a reduction of goodwill associated with the acquisition and is reflected in the $0.8 million change for Engineered Products’ acquisitions in the table above.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2008		As of December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$70.9	$25.5	$68.4	$20.9
Existing technology	20.5	4.7	21.0	3.8
Trademarks	37.8	6.5	38.4	5.8
Other	27.6	9.0	13.3	7.1

	$156.8	$45.7	$141.1	$37.6

     Amortization expense for the nine months ended September 30, 2008 and 2007, was $8.2 million and $5.6 million, respectively. The Company has trademarks with indefinite lives that were included in the table above valued at approximately $24 million as of September 30, 2008, that were not amortized.
10. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures that may be converted only under certain circumstances. The conditions that permit conversion were not satisfied at September 30, 2008. In the event the conversion conditions are satisfied, the Company will be required to immediately expense all unamortized debt issue costs, which amounted to $4.1 million at September 30, 2008, and reclassify the aggregate principal amount from long-term to current liabilities.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2008 and 2007, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Service cost	$1.6	$1.7	$0.3	$0.3
Interest cost	2.9	2.7	0.2	0.2
Expected return on plan assets	(3.4)	(3.3)	—	—
Prior service cost component	0.2	0.3	—	0.1
Net loss (gain) component	0.1	(0.6)	0.1	—

	$1.4	$0.8	$0.6	$0.6

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Service cost	$5.0	$4.9	$0.7	$0.9
Interest cost	8.7	8.0	0.7	0.5
Expected return on plan assets	(10.3)	(10.0)	—	—
Prior service cost component	0.7	0.9	0.2	0.2
Net loss component	0.3	0.6	0.2	0.1

	$4.4	$4.4	$1.8	$1.7

     The Company anticipates there will be no required funding in 2008 for its U.S. defined benefit pension plans. The Company expects to make total contributions of approximately $1.4 million in 2008 to its foreign pension plans. In 2007, the Company made discretionary contributions of $10.0 million to its U.S. defined benefit pension plans.
12. Shareholders’ Equity
     On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by the Company’s board of directors, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of $50 million of the Company’s common stock. Under the ASR agreement, the Company purchased approximately 1.7 million shares of its common stock from a financial institution at an initial price of $29.53 per share. The financial institution borrowed these shares from third parties. Total consideration paid to the financial institution at initial settlement to repurchase these shares, including commissions and other fees, was approximately $50.2 million and was recorded in shareholders’ equity as a reduction of common stock and additional paid-in capital.
     The price adjustment period under the ASR terminated in August 2008. During the term of the ASR, the financial institution purchased shares of the Company’s common stock in the open market to settle its obligation related to shares borrowed from third parties and sold to the Company. The Company was required to remit a final settlement adjustment of $11.9 million based on an average of the reported daily volume weighted average price of its common stock during the term of the ASR. The final settlement adjustment was remitted in cash and was recorded in shareholders’ equity as a reduction of additional paid-in capital.
13. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and polytetrafluoroethylene (“PTFE”) products. The Engineered Products segment manufactures metal and metal-polymer bearings and filament wound products, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company. Segment operating results and other financial data for the quarters and nine-months ended September 30, 2008 and 2007, are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Sales
Sealing Products	$127.1	$112.6	$387.6	$346.5
Engineered Products	131.0	111.5	408.9	326.1
Engine Products and Services	21.1	28.9	83.4	82.7

	279.2	253.0	879.9	755.3
Intersegment sales	(0.6)	(0.3)	(1.4)	(0.9)

Total sales	$278.6	$252.7	$878.5	$754.4

Segment Profit
Sealing Products	$21.1	$20.5	$73.8	$64.0
Engineered Products	17.0	17.3	60.7	54.5
Engine Products and Services	3.0	2.6	11.0	8.0

Total segment profit	41.1	40.4	145.5	126.5

Corporate expenses	(7.4)	(9.0)	(29.2)	(26.0)
Asbestos-related expenses	(13.0)	(11.5)	(37.3)	(37.5)
Interest expense, net	(1.6)	(0.1)	(3.7)	—
Other income (expense), net	(0.9)	0.1	(4.0)	(1.6)

Income before income taxes	$18.2	$19.9	$71.3	$61.4

	September 30,	December 31,
	2008	2007
Segment Assets
Sealing Products	$300.7	$246.8
Engineered Products	480.4	464.3
Engine Products and Services	72.2	72.2
Corporate	547.2	687.0

	$1,400.5	$1,470.3

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
     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2008
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents	$66.7	$66.7	$—	$—
Crucible back-up trust assets	22.0	22.0	—	—
Cash management fund	11.5	—	11.5	—
Foreign currency derivatives	2.3	—	2.3	—
Deferred compensation assets	2.7	2.7	—	—
Restricted cash	1.1	1.1	—	—

	$106.3	$92.5	$13.8	$—

Liabilities
Deferred compensation liabilities	$5.3	$5.3	$—	$—
Foreign currency derivatives	0.1	—	0.1	—

	$5.4	$5.3	$0.1	$—

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
     In December 2007, the Company was notified that the cash management fund held at a financial institution would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the fund’s valuation would be based on the market value of the underlying securities, whereas historically the fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. Due to this event, the Company re-evaluated the nature of the investment and determined that it should be reclassified as an investment rather than as a cash equivalent in its Consolidated Financial Statements. The Company has been advised by the fund manager that the intention is to make an orderly liquidation of the cash management fund with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. The fair value of the cash management fund assets is determined through broker quotations or alternative pricing sources with reasonable levels of price transparency and is reflected in the net asset value of the fund. In the quarter and the nine months ended September 30, 2008, the Company recorded an expense of $0.2 million and $0.6 million, respectively, related to decreases in the value of the cash management fund.

15. Commitments and Contingencies
     General
     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages and/or other remedies. In addition, asbestos litigation against certain of the Company’s subsidiaries is described in this section in more detail. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition or results of operations. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 20 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these remediation projects involve former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2008 and December 31, 2007, EnPro had accrued liabilities of $23.3 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
     The Company believes that its accruals for environmental liabilities are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability. Subject to the imprecision in estimating future environmental costs, the Company believes that maintaining compliance with current environmental laws and government regulations will not require significant capital expenditures or have a material adverse effect on its financial condition, but could be material to its results of operations or cash flows in a given period.

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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec Industries Inc (“Coltec”), a subsidiary of the Company, until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004.
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third, and final, report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the trust assets are not adequate to fund the payment of future medical benefits, Coltec will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $22.0 million each at September 30, 2008. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. The Back-Up Trust assets and liability will be kept equal to each other on the Company’s Consolidated Balance Sheets until 2015 when the final actuarial report is completed and a determination is made as to whether or not a payment to the Benefits Trust is required. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of September 30, 2008, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestitures of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
	(in millions)
Balance at beginning of year	$3.6	$4.0
Charges to expense	2.6	2.6
Charges to the accrual (primarily payments)	(2.4)	(2.7)

Balance at end of period	$3.8	$3.9

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 105,100 open cases at September 30, 2008, the Company is aware of approximately 4,500 (4%) that involve claimants alleging mesothelioma.
     New Filings. About 4,400 new claims were filed against the Company’s subsidiaries in the first nine months of 2008, approximately the same number as in the first nine months of 2007. The number of new actions filed against the Company’s subsidiaries in 2007 (5,200) was lower than the number filed in

2006 (7,700) and 2005 (15,300). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The trend of declining new filings has been principally in non-malignant claims; however, new filings of claims alleging mesothelioma, lung and other cancers have declined modestly since 2005.
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
     Garlock’s product defenses have enabled it to be successful at trial. Garlock won defense verdicts in three of the four cases tried to verdict in the first nine months of 2008, and in seven of ten cases tried to verdict in the years 2006 through 2008. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first nine months of 2008, Garlock began eight trials involving ten plaintiffs. Garlock received three jury verdicts in its favor, one in an Ohio case and two in a Pennsylvania trial involving two plaintiffs. In a Pennsylvania lung cancer case the jury awarded the plaintiff $400,000. Garlock’s share was $200,000, 50% of the total verdict. Garlock plans to appeal this verdict. Also in Pennsylvania, three lawsuits involving four plaintiffs settled during trial before the jury reached a verdict. A lawsuit in California also settled during trial. In South Carolina, Garlock obtained a dismissal in one case during trial because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically been successful in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. At September 30, 2008, three Garlock appeals were pending from adverse verdicts totaling $1.2 million.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company has been required to provide cash collateral to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At September 30, 2008 and December 31, 2007, the Company had $1.1 million of cash collateral relating to appeal bonds recorded as restricted cash in other assets on the Consolidated Balance Sheets.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments totaled $84 million in 2006 and $76 million in 2007. Approximately $15 million of the 2006 amount and approximately $5 million of the 2007 amount were committed in settlements to pay verdicts that had been rendered in the years 2003 — 2005. New settlement commitments in the first nine months of 2008 were $53.9 million, down from $63.6 million in the first nine months of 2007. Some of the decline was because of timing.
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
     Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony or other reliable evidence that the claimant worked with or around Garlock asbestos-containing products is required. The claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At September 30, 2008, Garlock had available $323.3 million of solvent insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at September 30, 2008, Garlock classified $24.7 million of otherwise available insurance as insolvent. The Company believes that Garlock will recover some of the insolvent insurance over time. In fact, Garlock collected approximately $1 million from insolvent carriers in 2007. There can be no assurance that Garlock will collect any of the remaining insolvent insurance.
     Of the $323.3 million of collectible insurance and trust assets, the Company considers $289.4 million (90%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $33.9 million (10%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($28.1 million) or (b) with various London market carriers ($5.8 million). Of the $323.3 million, $219.4 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2008 — 2018 in approximately the following annual amounts: 2008 through 2010 — $70 million per year ($58.8 million was collected in the first nine months of 2008); 2011 — $40 million; 2012 and 2013 — $25 million per year; 2014 through 2016 — $20 million per year; and 2017 and 2018 — $12 million per year.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007 and $20 million in the first nine months of 2008.
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
     Bates White has updated its estimate every quarter since the end of 2004. The estimated range of potential liabilities provided by Bates White at September 30, 2008 was $414 million to $595 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated to have more than $30 billion that will be available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $476.1 million. The estimated liability of $476.1 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The Company’s estimate is within the Bates White range, developed independently. The Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, but it notes that Bates White also indicated a broader range of potential estimates from $181 million to $674 million. The Company cautions that points within or outside that broader range remain possible outcomes. Also, while the Company agrees with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for pending and future claims for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $6 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges or credits to income in future quarters for:
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
     In the third quarter of 2008, the Company recorded a pre-tax charge of $13.0 million to reflect net cash outlays of $6.2 million for fees and expenses paid during the quarter and a $6.8 million non-cash charge primarily to add an estimate of the liability for the third quarter of 2018 to maintain a ten year estimate. In the third quarter of 2007, the Company recorded a pre-tax charge of $11.5 million to reflect cash outlays of $5.9 million for fees and expenses incurred during the quarter and a $5.6 million non-cash charge primarily to add an estimate for the third quarter of 2017 to maintain a ten year estimate. For the first nine months of 2008, the Company recorded pre-tax charges of $37.3 million to reflect net cash outlays of $18.6 million for fees and expenses and $18.7 million for non-cash charges primarily to add an estimate of the liability for the first nine months of 2018. In the first nine months of 2007, the Company recorded pre-tax charges to income of $37.5 million to reflect net cash outlays of $19.6 million for legal fees and expenses and $17.9 million for non-cash charges primarily to add an estimate of the liability for the first nine months of 2017.
     Quantitative Claims and Insurance Information. The Company’s liability as of September 30, 2008 was $483.4 million (the Company’s estimate of the liability described above of $476.1 million plus $7.3 million of accrued legal and other fees already incurred but not yet paid). The liability included $88.5 million classified as a current liability and $394.9 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of September 30, 2008, the Company had remaining solvent insurance and trust coverage of $323.3 million reflected on its balance sheet as a receivable ($61.1 million classified in current assets and $262.2 classified in non-current assets), which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $219.4 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $103.9 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Nine Months Ended
	September 30,
	2008	2007
Pending Cases (1)
New actions filed during period	4,400	4,300
Open actions at period-end	105,100	106,500
Cash Flow (dollars in millions)
Payments (2)	$(78.9)	$(91.4)
Insurance recoveries (3)	58.8	77.3

Net cash flow	$(20.1)	$(14.1)

Solvent Insurance and Trust Assets (dollars in millions)
Receivable for previously paid claims (4)	$219.4	$246.6
Available for pending and future claims	103.9	146.8

Remaining solvent insurance and trust assets	$323.3	$393.4

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$483.4	$516.7
Insurance available for pending and future claims	103.9	146.8

Liability in excess of insurance coverage (6)	379.5	369.9
Insurance receivable for previously paid claims	219.4	246.6

Liability in excess of anticipated insurance collections (6)	$160.1	$123.3

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 50 and 800 in the first nine months of 2008 and 2007, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all insurance recoveries received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At September 30, 2008 and 2007, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $7.3 million and $6.2 million at September 30, 2008 and 2007, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We design, develop, manufacture and market proprietary engineered industrial products. We have 43 primary manufacturing facilities located in the United States and 10 countries outside the United States.
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
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer bearings, filament wound bearings, solid polymer bearings, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, gas transmission, health, construction, petrochemical and general industrial markets.
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services.
     In January 2008, we acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The operation conducts business as Garlock Sealing Technologies (Shanghai) Co. Ltd. and is operated and managed as part of the global Garlock Sealing Technologies business unit in the Sealing Products segment. Sinflex was Garlock’s principal distributor in China for over a decade. In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. V.W. Kaiser Engineering is located in Michigan. It is operated and managed as part of the Stemco business unit, also in the Sealing Products segment. In May 2008, we acquired certain assets and assumed certain liabilities of Air Perfection in California. Air Perfection is engaged in the audit, sale, distribution, rental and service of compressed air systems and the various components that comprise such systems. The business is operated and managed as part of the Quincy Compressor business unit, which is in the Engineered Products Segment. In June 2008, we purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, we own 100% of Garlock Pty Limited, which is in the Sealing Products segment.
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
     The price adjustment period under the ASR terminated on August 29, 2008. In connection with the finalization of the ASR, we remitted in cash a final settlement adjustment of $11.9 million to the financial institution that executed the ASR. The final settlement adjustment, recorded as a reduction of additional paid-in capital, was based on the average of the reported daily volume-weighted average price of our common stock during the term of the ASR. It resulted in a remittance to the financial institution because the volume-weighted average price of our common stock during the term of the ASR exceeded the initial price of $29.53 per share. After the final settlement adjustment, we had completed about $62 million of the share repurchase authorization. Pursuant to the share repurchase authorization and in accordance with the terms of a 10b5-1 plan announced on September 8, 2008, we acquired 252,400 shares of our common stock in open-market transactions at an average price of about $28.00 per share, resulting in total repurchases of approximately $7.1 million from October 1, 2008 to October 29, 2008. On October 29, 2008, in light of the volatility in the financial and credit markets, the board of directors terminated the 10b5-1 plan.
     Outlook. We believe we are making progress in connection with our strategies to improve operating efficiency; to expand our product offerings, our markets, and our customer base; to strengthen the mix of our businesses; and to effectively manage asbestos claims against our subsidiaries. We believe the acquisitions we have completed contribute to the expansion of our key businesses and that they improve our mix. We expect to experience continued growth and improvement in the acquired companies. In the current economic environment, our markets are slowing and are not likely to improve before the end of the year. These conditions may affect our opportunities for organic growth in the fourth quarter, but our performance over the first nine months of 2008, our participation in a broad range of markets, our growing international presence and acquisitions we completed during the past year should lead to an improvement in our full year results when compared to 2007. At the same time, our balance sheet remains strong and we expect to have sufficient liquidity to maintain our strategic direction.
     We anticipate that we will show a net decrease in our cash balance in 2008 as a result of: $62.1 million used to repurchase shares of the Company’s common stock in accordance with the ASR agreement; $7.1 million used for open-market common stock purchases that we made during October 2008; and the acquisitions that were made in the first nine months of 2008 and those that may be made during the remainder of the year. We expect increases in capital expenditures and net asbestos-related payments compared to 2007 to be partially offset by an increase in operating income. Capital spending in 2008 is expected to be higher than 2007 as a result of our strategy to improve operational efficiency and continued investments to grow our businesses. We believe net asbestos-related payments will be higher in 2008 than in 2007 because we estimate that we will collect less in insurance recoveries.
     In connection with the recent volatility in the equity and fixed income investment markets, we, like many companies, have experienced a significant decline in the value of the assets that fund our U.S.

defined benefit pension plans. We have been analyzing the effect of the decline on our pension funding status, our future pension expense and our cash contribution requirements. We will continue to analyze the situation and update the accounting for our pension plans in our Form 10-K for the year ended December 31, 2008. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2009 totaling $9.0 million. We estimate that the annual U.S. pension expense will increase from about $5 million in the year ended December 31, 2008, to approximately $8 — 10 million in 2009. We anticipate an increase in our pension liability and a reduction of shareholders’ equity at December 31, 2008, to reflect the increase in the underfunding of the pension plans.
Results of Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)
Sales
Sealing Products	$127.1	$112.6	$387.6	$346.5
Engineered Products	131.0	111.5	408.9	326.1
Engine Products and Services	21.1	28.9	83.4	82.7

	279.2	253.0	879.9	755.3
Intersegment sales	(0.6)	(0.3)	(1.4)	(0.9)

Total sales	$278.6	$252.7	$878.5	$754.4

Segment Profit
Sealing Products	$21.1	$20.5	$73.8	$64.0
Engineered Products	17.0	17.3	60.7	54.5
Engine Products and Services	3.0	2.6	11.0	8.0

Total segment profit	41.1	40.4	145.5	126.5

Corporate expenses	(7.4)	(9.0)	(29.2)	(26.0)
Asbestos-related expenses	(13.0)	(11.5)	(37.3)	(37.5)
Interest expense, net	(1.6)	(0.1)	(3.7)	—
Other income (expense), net	(0.9)	0.1	(4.0)	(1.6)

Income before income taxes	$18.2	$19.9	$71.3	$61.4

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
Third Quarter of 2008 Compared to the Third Quarter of 2007
     Sales of $278.6 million in the third quarter of 2008 increased 10% from $252.7 million in the comparable quarter of 2007. The results of acquisitions completed since the third quarter of 2007 added five percentage points of the sales increase. Two percentage points of growth were primarily the result of selected price increases and additional volume at some businesses partially offset by lower volume at Fairbanks Morse Engine principally due to the timing of engine shipments. In addition, a decline in demand from OEM heavy-duty truck and trailer manufacturers and aftermarket customers continued to negatively impact Stemco’s volume. The increase in the values of foreign currencies relative to the U.S. dollar contributed the remaining three percentage points to the increase.

     Segment profit, management’s primary measure of how our operations perform, increased 2% from $40.4 million in the third quarter of 2007 to $41.1 million in 2008. Segment profit increased primarily due to selected price increases, contributions from acquisitions and cost reductions. These improvements were largely offset by cost increases in several areas, particularly raw materials and other manufacturing input costs. Segment margins, defined as segment profit divided by sales, decreased from 16.0% in 2007 to 14.8% in 2008.
     The decrease in corporate expenses from $9.0 million in the third quarter of 2007 to $7.4 million in 2008 was primarily the result of severance expenses in 2007 that did not recur in 2008 and lower incentive compensation expenses in 2008.
     Our effective tax rate for the third quarter of 2008 was 28% compared to 38.5% in 2007. The change in the rate is principally a result of the reversal of reserves for uncertain tax positions in connection with the settlement of various jurisdictional tax audits and the benefit of reductions in statutory income tax rates in several countries.
     Net income was $13.1 million, or $0.62 per share, in the third quarter of 2008 compared to $12.3 million, or $0.54 per share, in the same quarter of 2007. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $127.1 million in the third quarter of 2008 were 13% higher than the $112.6 million reported in the comparable quarter of 2007. Acquisitions completed since the third quarter of 2007 added five percentage points of the growth while organic growth contributed six percentage points. The favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for two percentage points of the growth. Sales at Garlock Sealing Technologies increased 13%. Its sales were favorably impacted by increased demand in European markets; strength in the oil and gas, energy, mining and primary metals sectors; selected price increases; and increases in the value of foreign currencies. Stemco’s sales during the quarter increased 11% year-over-year primarily as a result of the acquisition of the V.W. Kaiser business in late February and price increases. Its OEM and aftermarket sales for the U.S. heavy-duty truck market continued to be lower compared to 2007 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Garlock Rubber Technologies experienced a sales increase of 26%. Increased activity in its key markets and products contributed to the improvement. Sales for Plastomer Technologies were flat during the third quarter of 2008 compared to the same quarter last year.
     Segment profit of $21.1 million in the third quarter of 2008 increased 3% compared to the $20.5 million reported in the third quarter of 2007. A 12% increase in profit at Garlock Sealing Technologies reflected the benefits of its higher sales and selected price increases. Stemco reported a slight decline in profit primarily due to the slowdown in the heavy-duty vehicle markets partially offset by the addition of the V.W. Kaiser business. As a result of its increase in sales, Garlock Rubber Technologies contributed to the increase in segment profit. Manufacturing and SG&A costs negatively impacted Plastomer Technologies’ results as they reported a decline in earnings compared to last year. Operating margins for the segment decreased to 16.6% in 2008 from 18.2% in 2007 as a result of the earnings declines at Stemco and Plastomer Technologies.
     Engineered Products. Sales of $131.0 million in the third quarter of 2008 were 17% higher than 2007 third quarter sales of $111.5 million. Acquisitions completed since the third quarter of 2007 favorably impacted revenue by seven percentage points and increased activity in the segment’s operations added six percentage points. The year-over-year increase in the value of foreign currencies contributed four percentage points of the sales increase. Sales for Compressor Products International in the third quarter of 2008 were 27% higher than the amount reported in the comparable quarter of 2007 primarily due to acquisitions and increased volume in Canadian and French markets. In 2008, GGB benefited mainly from favorable foreign currency exchange rates, the addition of an acquired product line and solid demand in certain markets and regions. Quincy Compressor’s sales increased as a result of the acquisition completed in the second quarter of 2008, selected price increases and more shipments of higher priced compressors than in 2007.
     Segment profits were $17.0 million in the third quarter of 2008, which compares to $17.3 million reported in the same quarter of 2007. GGB’s profits decreased in 2008 due to cost increases in the European operations that exceeded their price increases. Quincy Compressor reported a decrease in its profit as a result of net cost increases. Profits at Compressor Products International increased as a result of acquisitions and improved volume and product mix. The entire segment experienced significant upward cost pressure in raw materials and other manufacturing costs that was partially offset by selected price increases and cost reductions resulting from operational excellence improvements. Operating margins for the segment decreased from 15.5% in 2007 to 13.0% in 2008.
     Engine Products and Services. Sales were down from $28.9 million in the third quarter of 2007 to $21.1 million in the third quarter of 2008. The quarter-over-quarter decrease in sales was principally due to fewer shipments of engines in the third quarter of 2008.
     The segment reported a profit of $3.0 million in the third quarter of 2008 compared to $2.6 million in the third quarter of 2007. The year-over-year improvement consisted of net cost reductions and price increases in the current quarter compared to the third quarter of 2007. Operating margins for the segment increased to 14.2% in 2008 from 9.0% in 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Sales increased 16% from $754.4 million in 2007 to $878.5 million in 2008. Acquisitions completed since the third quarter of 2007 contributed six percentage points of the 2008 growth. Another six percentage points of growth were principally a result of the same factors that influenced the organic growth in the third quarter of 2008. The year-over-year increase in the values of foreign currencies relative to the U.S. dollar added four percentage points to the total growth rate.
     Segment profit increased 15% from $126.5 million in 2007 to $145.5 million in 2008. Segment profit in the first nine months of 2008 benefited primarily from the same changes that resulted in the increase in segment profit in the third quarter of 2008. In addition, segment profit increased as a result of a one-time $2.5 million warranty claim settlement received from a supplier in the second quarter of 2008. Segment margins in 2007 were 16.8% compared to 16.6% in 2008.
     The increase in corporate expenses from $26.0 million in the first nine months of 2007 to $29.2 million in the same period of 2008 was primarily the result of recording expenses in connection with the chief executive officer transition that took place during the second quarter of 2008. In addition, higher estimates for 2008 incentive compensation expenses contributed to the increase compared to 2007. This was partially offset by severance expenses in 2007 that did not recur in 2008.
     Net interest expense during the first nine months of 2008 was $3.7 million compared to zero in 2007. The increase in net increase expense was caused by decreases in our cash balance and the yields on cash and cash equivalent investments.

     Other income (expense), net included a $2.2 million gain on the sale of fixed assets related to the disposal of the former Plastomer Technologies facility in Newtown, Pennsylvania in the first nine months of 2008. Other income (expense), net also included $3.4 million of expenses incurred in the first nine months of 2008 for external advisors and service providers engaged in connection with the contested election of directors that was resolved in April 2008.
     Our effective tax rate for the nine months ended September 30, 2008, was 33.6% compared to 37.5% in 2007. The change in the rate is principally a result of the same factors that affected the third quarter comparison.
     Net income was $47.4 million, or $2.22 per share, for the first nine months of 2008 compared to $38.4 million, or $1.71 per share, in the same period last year. Earnings per share are expressed on a diluted basis.
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
     Cash Flows
     Operating activities generated cash in the amount of $68.8 million in the first nine months of 2008 compared to $75.0 million in the same period last year. The decrease in operating cash flows was primarily attributable to an increase in working capital during the first half of 2008 in line with normal seasonal patterns and lower asbestos-related insurance collections in 2008. We made a $10 million contribution to the U.S. defined benefit pension plans in 2007 but no contribution payment in 2008. As expected, asbestos-related insurance collections were lower in 2008 than in 2007 and amounted to $58.8 million and $77.3 million, respectively. The decrease in insurance collections was partially offset by a decrease in asbestos-related payments, which amounted to $78.9 million in 2008 and 91.4 million in 2007.
     Investing activities used $60.0 million and $101.5 million of cash during the first nine months of 2008 and 2007, respectively. We made net payments for acquisitions of $37.4 million in 2008 compared to $72.1 million in 2007. In addition, capital expenditures in 2008 were approximately $6 million more than in 2007 as we continue to invest in growth opportunities and operational efficiencies.
     In the first nine months of 2008, we paid $62.1 million in connection with the repurchase of approximately 1.7 million shares of our common stock under the ASR agreement. This transaction was reflected in financing activities in the Consolidated Statements of Cash Flows.
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

     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at September 30, 2008.
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
     The $3.1 million of 7 1/2% Coltec Senior Notes were paid in the second quarter of 2008. Industrial revenue bonds, in the amount of $9.6 million at September 30, 2008, are payable in full in the first quarter of 2009. The industrial revenue bonds bear interest at rates ranging from 6.4% to 6.55%.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 20 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 15 sites and are in progress at the other five sites. The majority of these remediation projects involve former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination.
     As of September 30, 2008 and December 31, 2007, EnPro had accrued liabilities of $23.3 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec Industries Inc’s (“Coltec”), one of our subsidiaries, former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. See Note 15 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

     Debt and Capital Lease Guarantees
     As of September 30, 2008, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestiture of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
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
     Insurance Coverage. At September 30, 2008, Garlock had available $323.3 million of solvent insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. See Note 15 to the Consolidated Financial Statements for additional information about the quality of Garlock’s solvent insurance, additional insurance classified as insolvent, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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

     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Our internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate in the fourth quarter of 2006 and have adjusted the liability in each subsequent quarter consistent with our internal estimate.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $476.1 million. The estimated liability of $476.1 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     The estimated range of potential liabilities provided by Bates White at September 30, 2008, was $414 million to $595 million. Our estimate is within the Bates White range, developed independently. We believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation, but we note that Bates White also indicated a broader range of potential estimates from $181 million to $674 million. We caution that points within or outside that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for pending and future claims for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $6 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges or credits to income in future quarters for:
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
     In the third quarter of 2008, we recorded a pre-tax charge of $13.0 million to reflect net cash outlays of $6.2 million for fees and expenses paid during the quarter and a $6.8 million non-cash charge primarily to add an estimate of the liability for the third quarter of 2018 to maintain a ten year estimate. In the third quarter of 2007, we recorded a pre-tax charge of $11.5 million to reflect cash outlays of $5.9 million for fees and expenses incurred during the quarter and a $5.6 million non-cash charge primarily to add an estimate for the third quarter of 2017 to maintain a ten year estimate. For the first nine months of 2008, we recorded pre-tax charges of $37.3 million to reflect net cash outlays of $18.6 million for fees and expenses and $18.7 million of non-cash charges primarily to add an estimate of the liability for the first nine months of 2018. In the first nine months of 2007, we recorded pre-tax charges to income of $37.5 million to reflect net cash outlays of $19.6 million for legal fees and expenses and $17.9 million of non-cash charges primarily to add an estimate of the liability for the first nine months of 2017.
     See Note 15 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of September 30, 2008, was $483.4 million (our estimate of the liability described above of $476.1 million plus $7.3 million of accrued legal and other fees already incurred but not yet paid). The liability included $88.5 million classified as a current liability and $394.9 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 15 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims over time. However, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve large numbers of cases, including early-stage cases, when it believes that the risk outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
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
     Reform Legislation. While reform measures have been adopted in several states and are likely to be considered from time-to-time on a state-by-state basis in a number of other jurisdictions, the outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the foreseeable future.

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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2008:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell koruna/buy euro	$29.0	Oct 2008	30.297 koruna/euro
Sell British pound/buy euro	20.9	Oct 2008	0.792 to 0.793 pound/euro
Buy USD/sell euro	20.8	Oct 2008 – Dec 2009	1.382 to 1.468 USD/euro
Buy euro/sell USD	17.3	Oct 2008 – Mar 2010	1.375 to 1.581 USD/euro
Sell euro/buy Australian dollar	10.8	Oct 2008	1.751 to 1.753 Australian dollar/euro
Buy USD/sell Canadian dollar	6.0	Oct 2008 – Dec 2009	1.041 to 1.064 Canadian dollar/USD
Buy USD/sell Australian dollar	5.3	Oct 2008 – Dec 2009	0.825 to 0.864 USD/Australian dollar
Buy British pound/sell euro	5.0	Jan 2009 – Dec 2009	0.795 to 0.799 pound/euro
Buy euro/sell peso	3.3	Oct 2008	15.780 to 15.894 peso/euro
Buy koruna/sell euro	1.8	Oct 2008 – Dec 2008	32.829 to 32.898 koruna/euro
Sell USD/buy peso	0.6	Oct 2008 – Dec 2008	11.213 to 11.268 peso/USD

	120.8
Option Contracts
Buy euro/sell USD	20.7	Jan 2009 – Dec 2010	1.336 USD/euro

	$141.5

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2008.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares	(b) Average	Purchased as Part of	Shares (or Units) That May
	(or Units)	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
	(1)	(1)		(2)
July 1 – July 31, 2008	-0-	—	—	—

August 1 – August 31, 2008	-0-	—	—	—

September 1 – September 30, 2008	1,296	36.18	—	—

Total	1,296	36.18	—	—

(1)	A total of 1,296 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $36.18 per share, the average of the high and low prices of our common stock on September 30, 2008. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	On March 3, 2008, pursuant to a $100 million share repurchase authorization approved by our board of directors, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to provide for the immediate retirement of approximately $50 million of our common stock. Under the ASR agreement, we purchased 1,693,193 shares of our common stock in March 2008 at an aggregate price of approximately $50.2 million, including commissions and other fees. The price adjustment period under the ASR terminated on August 29, 2008. In connection with the finalization of the ASR, we remitted in cash a final settlement adjustment of $11.9 million to the financial institution that executed the ASR. The final settlement adjustment, recorded as a reduction of additional paid-in capital, was based on the average of the reported daily volume-weighted average price of our common stock during the term of the ASR. It resulted in a remittance to the financial institution because the volume-weighted average price of our common stock during the term of the ASR exceeded the initial price of $29.53 per share. After the final settlement adjustment, we had completed $62 million of the share repurchase authorization. Pursuant to the share repurchase authorization and in accordance with the terms of a 10b5-1 plan announced on September 8, 2008, we acquired 252,400 shares of our common stock in open-market transactions at an average price of about $28.00 per share, resulting in total repurchases of approximately $7.1 million from October 1, 2008 to October 29, 2008. On October 29, 2008, in light of the volatility in the financial and credit markets, the board of directors terminated the 10b5-1 plan.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of November, 2008.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy
Donald G. Pomeroy
Vice President and Controller

EXHIBIT INDEX

2	Distribution Agreement between Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended June 30, 2002 filed by EnPro Industries, Inc.)

3.1	Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2008 filed by EnPro Industries, Inc.)

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith