Form 10-K
period 2008-12-31
ENPRO INDUSTRIES, INC
filed 2009-03-02
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2008

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
Yes ☐       No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 was $729,959,137. As of February 20, 2009, there were 19,816,149 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
     We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”) in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders, which took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We have 43 primary manufacturing facilities located in the United States and 10 other countries.
     Our sales by geographic region in 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in millions)
United States	$610.6	$565.7	$543.0
Europe	329.7	277.8	222.8
Other	227.5	186.5	162.6

Total	$1,167.8	$1,030.0	$928.4

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
Operations
     We manage our business as three segments: a sealing products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an engineered products segment, which includes our bearings, rotary and reciprocating air compressors, vacuum pumps, air systems and reciprocating compressor components; and an engine products and services segment, which manufactures heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 16 to our Consolidated Financial Statements. Item 7 and Note 16 contain information about sales and profits for each segment, and Note 16 contains information about each segment’s assets.
Sealing Products Segment
     Overview. Our Sealing Products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end components and component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
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
     Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS™, Flowlok™ and PGE™.
     Stemco manufactures a variety of high performance wheel-end, steering and suspension components used by the heavy-duty trucking industry to improve the performance and longevity of commercial tractors and trailers. Products for this market include hub oil seals, axle fasteners, hub caps, wheel bearings, mileage counters, king pin kits and suspension kits. We sell these sealing products under the Stemco®, Stemco Kaiser®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Pro-Torq®, Sentinel®, DataTrac®, Qwikkit™, Pluskit™ and Econokit™ brand names. We also sell products under our RFID sensor-based BAT RF® product line.
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
     Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 43% of sales delivered to customers outside the United States in 2008. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR and Applied Materials. In 2008, no single customer accounted for more than 2% of segment revenues.
     Competition. Competition in the sealing markets in which we operate is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality and the availability of product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Freudenberg-NOK, Federal-Mogul Corporation and Saint-Gobain.
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
Engineered Products Segment
     Overview. Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and compressor components.
     Products. Our Engineered Products segment includes the product lines described below, which are designed, manufactured and sold by GGB, Quincy Compressor and Compressor Products International.

     GGB produces self-lubricating, non-rolling, metal polymer, solid polymer and filament wound bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. GGB™ is a leading and well recognized brand name in this product area.
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
     Compressor Products International designs, manufactures and services components for reciprocating compressors and engines. These components (packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies and components) are primarily utilized in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Mentor™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™ and Liard™. Compressor Products International also designs and manufactures the Gar-Seal® family of PTFE lined butterfly valves.
     Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors with their own local network. Quincy Compressor products are sold through a global network of independent agents and distributors. Quincy Compressor also sells directly to national accounts, OEMs and climate control houses. Compressor Products International sells its products globally through a network of company salespersons, independent sales representatives and distributors. In 2008, no single customer accounted for more than 3% of segment revenues.
     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Norton Company and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Quincy Compressor’s major competitors include Gardner Denver, Inc., Sullair Corporation, Ingersoll-Rand Company, Atlas Copco North America Inc. and Kaeser Compressors, Inc. In the markets in which Quincy Compressor competes, competition generally is based on reliability, quality, delivery times, energy efficiency, service and price. Compressor Products International competes against other component manufacturers, such as Cook Compression, Hoerbiger Corporation, OEMs and numerous smaller component manufacturers worldwide. Price, availability, product quality, engineering support and reliability are the primary competitive drivers in the markets served by Compressor Products International.
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
     Products. Our Engine Products and Services segment manufactures licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to its own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. The government and the general industrial market for marine propulsion, power generation, and pump and compressor applications use these products. We have been building engines for over 115 years under the Fairbanks Morse Engine™ brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Additionally, we have been the U.S. Navy’s supplier of choice for medium-speed diesel engines and have supplied engines to the U.S. Navy for over 70 years.
     Customers. Our Engine Products and Services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard and Exelon. In 2008, the largest customer accounted for approximately 25% of segment revenues.
     Competition. Major competitors for our Engine Products and Services segment include MTU, Caterpillar Inc. and Wartsila Corporation. Price, delivery time, engineering and service support, and engine efficiency relating to fuel consumption and emissions drive competition.
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
     We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development expenditures are directed toward the development of new sealing products for hostile environments, the development of truck and trailer fleet information systems, the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics, and the extension of our air compressor product line. Prior to introduction, new products are subject to extensive testing at our various facilities and at beta test sites in conjunction with our customers.

Backlog
     At December 31, 2008, we had a backlog of orders valued at $259.4 million compared with $268.6 million at December 31, 2007. Approximately 62% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2009. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
     As of December 31, 2008, 31 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO and/or TS certification. Twelve of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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

Employees and Labor Relations
     We currently have approximately 5,100 employees worldwide. Approximately 2,800 employees are located within the U.S. and approximately 2,300 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 30% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.
     We have collective bargaining agreements in place at four of our U.S. facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from November 2010 to June 2012. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements.
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
     The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally Garlock Sealing Technologies LLC and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. Several risks and uncertainties may result in potential liabilities to us in the future that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:
•	the potential for a large number of future asbestos claims that are not covered by insurance because insurance coverage is, or will be, depleted;

•	the uncertainty of the number and per claim value of pending and potential future asbestos claims;

•	the results of litigation and the success of our litigation and settlement strategies;

•	the potential for large adverse judgments against us not covered by insurance and any surety/appeal bonds (and related cash collateral) required in connection with appeals;

•	an increase in litigation costs, fees and expenses that are not covered by insurance;

•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;

•	the timing of claims, payments and insurance recoveries, and limitations imposed on the amount that may be recovered from insurance in any year;

•	the unavailability of any insurance for claims alleging first exposure to asbestos after July 1, 1984;

•	the potential for asbestos exposure to extend beyond specific Coltec subsidiaries arising from corporate veil piercing efforts or other claims by asbestos plaintiffs;

•	bankruptcies of other defendants; and

•	the prospect for and impact of any federal legislation providing national asbestos litigation reform.
     When settlement payments exceed insurance recoveries from our subsidiaries’ carriers, our subsidiaries will be required to fund these obligations from available cash. This could adversely affect our ability to use cash for other purposes, including growth of our business, and adversely affect our financial condition.
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
Our business and some of the markets we serve are cyclical and distressed market conditions could have a material adverse effect on our business.
     The markets in which we sell our products, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales, gross margins and net income. The current downward cycle has impacted our results of operations for our most recent quarterly periods. The current economic environment may affect our opportunities for organic growth and a continued downward cycle could adversely affect our operating results. Moreover, a prolonged downward cycle may critically impair the continued viability of certain of our customers and may adversely impact our accounts receivable with these customers. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     The prices for raw materials we purchase increased in 2008. While we have been successful in passing along a portion of these higher costs, there can be no assurance that we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
     We have exposure to some contingent liabilities relating to discontinued operations, which could have a material adverse effect on our financial condition, results of operations or cash flows in any fiscal period.
     We have some contingent liabilities related to discontinued operations of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.
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
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2008, we derived approximately 48% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
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
     In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the exercise of stock options, and upon conversion of our convertible debentures. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the debentures and the market price of our common stock.

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
Risks Related to the Current Global Financial Crisis
The volatility and disruption of global credit markets and adverse changes arising from the current global financial crisis may negatively impact our ability to access financing and expose us to unexpected risks.

The current global financial and credit crisis exposes us to a variety of risks. We have historically funded our business with cash from operations and the proceeds from the issuance of our convertible debentures. We have a $75 million senior secured revolving credit facility with a group of lenders as a backstop to our liquidity needs and there have been no borrowings under this facility to date. In light of the unprecedented disruption of global credit markets and the instability of financial institutions that until recently were of unquestioned strength, there is a risk that a borrowing request properly made under the credit facility would not be honored by one or more of our lenders. Under the terms of the credit facility, no lender is obligated to fund a portion of a borrowing request that is not funded by another lender. Accordingly, in such an instance actual borrowings under our credit facility may be insufficient to support our liquidity needs and we would be required to seek alternate sources of liquidity. In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternate funding will be available to us on terms and conditions acceptable to us, or at all. As of the date of this filing we have no reason to believe that a borrowing request, properly submitted by us, would not be honored by any of our lenders, all of whom have assured us of their continuing ability to fund our facility. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.
Derivative transactions may expose us to unexpected risk and potential losses.
     We are party to certain derivative transactions, such as foreign exchange contracts and call options (hedge and warrant transactions) with respect to our convertible debentures, with financial institutions to hedge against certain financial risks. In light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We are headquartered in Charlotte, North Carolina and have 43 primary manufacturing facilities in 12 states within the U.S. and 10 countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	538,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Quincy, Illinois	Engineered Products	Owned	323,000
Bay Minette, Alabama.	Engineered Products	Leased	143,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

		Owned/	Size
Location	Segment	Leased	(Square Feet)
Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
     Our manufacturing capabilities are flexible and allow us to customize the manufacturing process to increase performance and value for our customers and meet particular specifications. We also maintain numerous sales offices and warehouse facilities in strategic locations in the U.S., Canada and other countries. We believe our facilities and equipment are generally in good condition and are well maintained and able to continue to operate at present levels.
ITEM 3. LEGAL PROCEEDINGS
     Descriptions of environmental, asbestos and legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and in Note 17 to our Consolidated Financial Statements which descriptions are incorporated by reference herein.
     In addition to the matters referenced above, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations or cash flows.
     We were not subject to any penalties associated with any failure to disclose “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	48	President, Chief Executive Officer and Director

William Dries	57	Senior Vice President and Chief Financial Officer

Richard L. Magee	51	Senior Vice President, General Counsel and Secretary

Name	Age	Position
J. Milton Childress II	51	Vice President, Strategic Planning and Business Development

Dale A. Herold	41	Vice President, Continuous Improvement

Robert P. McKinney	45	Vice President, Human Resources

Donald G. Pomeroy II	41	Vice President

Robert D. Rehley	48	Vice President and Controller

Orville G. Lunking	53	Vice President and Treasurer
     Stephen E. Macadam has served as our Chief Executive Officer and President and as a director since April 2008. Prior to accepting these positions with EnPro, Mr. Macadam served as Chief Executive Officer of BlueLinx Holdings Inc. since October 2005. Before joining BlueLinx Holdings Inc., Mr. Macadam was the President and Chief Executive Officer of Consolidated Container Company LLC since August 2001. He served previously with Georgia-Pacific Corp. where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam is a director of Solo Cup Company.
     William Dries is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having previously served as Senior Vice President – Finance, Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985. Mr. Dries is a director of Polypore International, Inc.
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
     J. Milton Childress II is currently Vice President, Strategic Planning and Business Development and has held this position since February 2006, after having joined the EnPro corporate staff in December 2005. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young’s corporate finance consulting group prior to joining United Dominion in 1992.

     Dale A. Herold is currently Vice President, Continuous Improvement and has held this position since August 2008. Prior to joining EnPro, Mr. Herold was a regional vice president for BlueLinx Holdings Inc. from October 2007 to August 2008. Previously, he was that company’s Vice President, Marketing and Sales Excellence from January 2006 to October 2007. Prior to joining BlueLinx, Mr. Herold worked in a variety of marketing and manufacturing roles at Consolidated Container Company from March 2004 to January 2006, and at General Electric from July 1989 to March 2004.
     Robert P. McKinney is currently Vice President, Human Resources and has held this position since April 2008, after having previously served as Deputy General Counsel from May 2002 to April 2008. Prior to joining EnPro, Mr. McKinney was General Counsel at Tredegar Corporation and Assistant General Counsel with The Pittston Company, both in Richmond, Virginia. From 1990 to 1999, Mr. McKinney was employed by United Dominion Industries, Inc. in Charlotte, North Carolina, as Corporate Counsel and subsequently Assistant General Counsel. Prior to joining United Dominion, he was an associate with the law firm of Smith Helms Mulliss & Moore.
     Donald G. Pomeroy II is currently Vice President with responsibility for pricing strategies in the Company’s Continuous Improvement organization. He has held this position since November 2008, after having previously served as the Company’s Vice President and Controller since September 2007 and from May 2002 through August 2004, Mr. Pomeroy served as the Vice President, Finance for Garlock Sealing Technologies from August 2004 until August 2007. He was Vice President, Finance and Information Technology at Stemco for Coltec Industries Inc from August 1998 until October 2001, and an employee of Coltec Industries Inc from November 2001 through May 2002. From May 1995 to February 1996, Mr. Pomeroy was a financial analyst, and from February 1996 to August 1998, he was Controller – International Operations at Garlock Sealing Technologies. Prior to joining Garlock Sealing Technologies, Mr. Pomeroy, a certified public accountant, was with Coopers & Lybrand LLP.
     Robert D. Rehley is currently Vice President and Controller and has held these positions since November 2008, after having previously served as the Company’s Vice President and Treasurer since May 2002. He was employed by Coltec Industries Inc from January 2002 through April 2002. Mr. Rehley was Assistant Treasurer of Metaldyne Corporation from October 2001 to January 2002, and was Executive Director – Corporate Tax for Metaldyne from December 2000 until October 2001. Previously, he was Treasurer of Simpson Industries from April 1998 until December 2000. Mr. Rehley was Director – Finance and Business Development for Cummins Engine Company, Inc. from October 1996 until April 1998.
     Orville G. Lunking is currently Vice President and Treasurer and has held these positions since February 2009. Prior to joining EnPro, Mr. Lunking served as Vice President and Treasurer for Novelis Inc. from January 2005 to March 2008. Prior to that, he was Corporate Treasurer for Smithfield Foods, Inc. from July 2001 to December 2004. He previously served as Assistant Treasurer – International at Sara Lee Corporation from July 1997 to June 2001. Prior to this time, he worked in different finance-related roles at Allied Signal Inc., Bankers Trust Company, General Motors Corporation and Milliken & Company.
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

     As of February 20, 2008, there were 5,343 holders of record of our common stock. The price range of our common stock from January 1, 2007 through December 31, 2008 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2008:
Fourth Quarter	$14.40	$37.25
Third Quarter	33.56	43.68
Second Quarter	31.21	40.81
First Quarter	24.40	33.46

Fiscal 2007:
Fourth Quarter	$29.65	$43.32
Third Quarter	31.01	46.46
Second Quarter	35.85	44.99
First Quarter	30.87	40.70
     We did not declare any cash dividends to our shareholders during 2008. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”
     The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2008.

(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
				Shares (or Units)	Value) of Shares (or
				Purchased as Part of	Units) that May Yet Be
	(a) Total Number		(b) Average Price	Publicly Announced	Purchased Under the
	of Shares (or		Paid per Share	Plans or Programs	Plans or Programs
Period	Units) Purchased		(or Unit)	(1) (2)	(1) (2)
October 1 – October 31, 2008	252,400	(2)	28.05 (2)	252,400	—

November 1 – November 30, 2008	-0-		—	—	—

December 1 – December 31, 2008	2,230	(1)	—	—	—

Total	254,630	(1)(2)	28.05 (2)	252,400	—

(1)	A total of 2,230 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $21.02 per share, the average of the high and low prices of our common stock on December 31, 2008. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	Pursuant to a share repurchase authorization approved by our board of directors and in accordance with the terms of a plan to repurchase shares of our common stock up to $38 million, which we announced on September 8, 2008, we purchased 252,400 shares of our common stock at an aggregate price of approximately $7.09 million from October 1, 2008 to October 29, 2008, including commissions and other fees. On October 29, 2008, in light of the volatility in the financial and credit markets, the board of directors terminated the share repurchase plan.
CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
     Set forth below is a line graph showing the yearly percentage change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers consisting of Flowserve Corporation, Robbins & Myers, Inc., Gardner Denver, Inc., Circor International, Inc., IDEX Corporation and The Gormann-Rupp Company. These manufacturing companies were chosen because they are all similarly situated to EnPro in terms of size and markets served. Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2003 and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2003 and continuing through December 31, 2008. Past performance is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ENPRO INDUSTRIES, INC.,
RUSSELL 2000 INDEX AND PEER GROUP INDEX
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,167.8	$1,030.0	$928.4	$838.6	$826.3
Income (loss) before extraordinary item	$53.5	$37.7	$(158.9)	$58.6	$33.8

Balance Sheet Data:
Total assets (1)	$1,352.5	$1,470.3	$1,406.6	$1,276.2	$1,181.0
Long-term debt (including current portion)	$182.2	$185.7	$185.7	$185.2	$164.8

Per Common Share Data – Diluted:
Income (loss) before extraordinary item	$2.54	$1.69	$(7.60)	$2.75	$1.60

(1)	For 2004, the total assets reported in the table above contains immaterial errors relating to the translation of foreign currency denominated goodwill and other intangible assets. If the translation adjustments had been properly recorded, total assets would have been $1,213.2 million. There would have been no impact upon net income, earnings per share or cash flows for the period due to the errors.
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
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, pump and compressor construction, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
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
     In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. V.W. Kaiser Engineering is located in Michigan. It is operated and managed as part of the Stemco business unit, which is in the Sealing Products segment.
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
     In October and November 2008, we acquired certain assets of and assumed certain liabilities of three businesses which provide components and aftermarket services for reciprocating compressors to customers in the petroleum, natural gas, PET bottle molding and chemical processing industries. The acquired businesses are Horizon Compressor Services, Inc., located in Houston, Texas; RAM Air, Inc., located in New Smyrna Beach, Florida; and C&P Services (Northern) Limited, located in Warrington, UK. The businesses are operated and managed as part of the CPI business unit in the Engineered Products segment.
     In December 2008, we acquired certain assets and assumed certain liabilities of Northern Gaskets and Mouldings Limited (NGM), a distributor of sealing products and a manufacturer of gaskets, located in Batley, UK. NGM operates as part of Garlock (Great Britain) Limited in the Sealing Products segment. NGM increases Garlock’s presence in the petrochemical, pharmaceutical and oil and gas industries in the UK.
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
     Pursuant to the share repurchase authorization and in accordance with the terms of a plan to repurchase shares announced on September 8, 2008, we acquired 252,400 shares of our common stock in open-market transactions at an average price of about $28.00 per share, resulting in total repurchases of approximately $7.1 million, including commissions and fees, from October 1, 2008 to October 29, 2008. On October 29, 2008, in light of the volatility in the financial and credit markets, the board of directors terminated the share repurchase plan.
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and the remaining insurance assets available for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims for the next ten years. For additional information on this subject discussed in this section, see “Contingencies – Asbestos.”
     Outlook
     We believe we are making progress in connection with our business priorities to pursue operational, commercial, pricing and sourcing excellence; to accelerate growth through new products, new markets and acquisitions; and to effectively manage cash. We believe the acquisitions we have completed contribute to the geographic expansion of our key businesses and that they improve our product offerings. However, in the current economic environment, activity in our markets has slowed significantly. Short lead times for most of our products give us a very limited view of the future, which is made even more uncertain by the deterioration of many of our markets in recent months. Circumstances that include facility shutdowns by customers in the automotive industry, curtailed demand for many of our industrial products, and less favorable foreign exchange rates lead us to expect lower sales and operating income in 2009 compared to 2008.
     As a result of recent structural and organizational changes we have made in our European operations, we anticipate that our effective tax rate for 2009 should be less than 30%. The actual effective tax rate will depend on several factors, including our mix of domestic and foreign earnings and our actual results versus the projections used in estimating the effective tax rate. Due to these factors, the actual effective tax rate may vary significantly from the estimate. For years beyond 2009, we anticipate that our effective tax rate should generally be lower than historical rates, but may not be as low as we expect to experience in 2009.
     We anticipate that cash flows in 2009 should benefit from reduced expenditures for share repurchases and lower capital expenditures partially offset by reduced operating income.
     Due to recent volatility in the equity and fixed income investment markets, we, like many companies, have experienced a significant decline in the value of the assets that fund our U.S. defined benefit pension plans and an increase in the value of plan liabilities. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2009 totaling $6.4 million. We estimate that the annual U.S. pension expense will increase to approximately $14.0 — $15.0 million in 2009 compared to $4.8 million in 2008.
     In connection with our business strategy to accelerate growth, we will continue to evaluate acquisitions and divestitures in 2009; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Sales
Sealing Products	$503.5	$457.3	$432.5
Engineered Products	524.1	445.5	391.7
Engine Products and Services	142.1	128.1	105.2

	1,169.7	1,030.9	929.4
Intersegment sales	(1.9)	(0.9)	(1.0)

Total sales	$1,167.8	$1,030.0	$928.4

Segment Profit
Sealing Products	$90.4	$78.0	$76.5
Engineered Products	68.1	69.4	61.5
Engine Products and Services	20.8	15.3	4.9

Total segment profit	179.3	162.7	142.9

Corporate expenses	(34.5)	(34.1)	(31.6)
Asbestos-related expenses	(52.1)	(68.4)	(359.4)
Interest income (expense), net	(5.3)	0.2	(3.2)
Other income (expense), net	(6.7)	(2.4)	(2.9)

Income (loss) before income taxes	80.7	58.0	(254.2)
Income tax benefit (expense)	(27.2)	(20.3)	95.3

Income (loss) before extraordinary item	53.5	37.7	(158.9)
Extraordinary item, net of taxes	—	2.5	—

Net income (loss)	$53.5	$40.2	$(158.9)

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
     2008 Compared to 2007
     Sales of $1.17 billion in 2008 increased 13% from $1.03 billion in 2007. The results of acquisitions added six percentage points of the sales increase. Five percentage points of growth were primarily the result of selected price increases and additional volume at several businesses partially offset by lower volume at Stemco due to a decline in demand from OEM heavy-duty truck and trailer manufacturers and aftermarket customers. The increase in the values of foreign currencies relative to the U.S. dollar contributed the remaining two percentage points to the increase.
     Segment profit, management’s primary measure of how our operations perform, increased 10% from $162.7 million in 2007 to $179.3 million in 2008. Segment profit increased primarily due to selected price increases, increased volume and acquisitions. These improvements were partially offset by cost increases in several areas, particularly raw materials and other manufacturing input costs. Segment margins, defined as segment profit divided by sales, decreased from 15.8% in 2007 to 15.4% in 2008.
     Asbestos expenses in 2008 were $52.1 million and included net cash outlays of $26.2 million for legal fees and expenses incurred during the year and $25.9 million in non-cash charges to maintain a ten-year liability estimate for future claims and to reflect an adjustment in insurance value, asbestos trust interest income and accrued legal fees. In 2007, asbestos expenses were $68.4 million. The higher expense in 2007 was primarily the result of adjustments made to management’s estimation model in the fourth quarter of 2007.
     Net interest expense in 2008 was $5.3 million compared to net interest income of $0.2 million in 2007. The net interest expense was a result of the decrease in invested cash balances and lower yields on investments.
     Our effective tax rate for 2008 was 33.7% compared to 35.0% in 2007. The change in the rate is principally a result of the reversal of reserves for uncertain tax positions in connection with the settlement of various tax audits and the benefit of reductions in statutory income tax rates in several countries.
     Net income was $53.5 million, or $2.54 per share, in 2008 compared to $40.2 million, or $1.80 per share, in 2007. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $503.5 million in 2008 were 10% higher than the $457.3 million reported in 2007, however, the year-to-year improvement decelerated as the year progressed. Acquisitions added three percentage points of the growth while organic growth contributed five percentage points. The favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for two percentage points of the growth. Sales at Garlock Sealing Technologies increased 12%. Its sales were favorably impacted by increased demand in European markets; strength in the oil and gas, energy, mining and primary metals sectors; selected price increases; and increases in the value of foreign currencies. Stemco’s sales during the year increased 10% as a result of the acquisition of the V.W. Kaiser business in late February. Its OEM and aftermarket sales for the U.S. heavy-duty truck market continued to be lower compared to 2007 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Garlock Rubber Technologies experienced a sales increase of 16% due to strong demand for belt and sheet products. Sales for Plastomer Technologies were down 12% in 2008 compared to last year due to slowdowns in its semi-conductor markets.
     Segment profit of $90.4 million in 2008 increased 16% compared to the $78.0 million reported in 2007. An increase in profit at Garlock Sealing Technologies resulted from lower restructuring charges and reflects the benefits of its higher sales volumes. Stemco reported a 6% increase in profit due to the impact of the addition of the V.W. Kaiser business, partially offset by the slowdown in the heavy-duty vehicle markets. As a result of its increase in sales, Garlock Rubber Technologies contributed to the increase in segment profit. Costs associated with the consolidation of its facilities and lower volumes negatively impacted Plastomer Technologies’ results compared to last year. Operating margins for the segment increased to 18.0% in 2008 from 17.1% in 2007 primarily as a result of the earnings improvement at Garlock Sealing Technologies.
     Engineered Products. Sales of $524.1 million in 2008 were 18% higher than 2007 sales of $445.5. Acquisitions favorably impacted revenue by nine percentage points and increased activity in the segment’s operations added five percentage points. The increase in the value of foreign currencies contributed four percentage points of the sales increase. Sales for Compressor Products International in 2008 were higher than 2007 due to acquisitions and increased volumes. Despite a significant decline late in the year, GGB sales in 2008 exceeded 2007 sales due to favorable foreign exchange rates and an acquisition. Quincy Compressor’s sales increased as a result of the acquisition completed in the second quarter of 2008 and more shipments of higher-priced compressors than in 2007.
     Segment profits were $68.1 million in 2008, which compares to $69.4 million reported in 2007. GGB’s profits decreased in 2008 due to material cost increases that exceeded price increases. Significant market declines in the second half largely negated first half volume gains and resulted in lower productivity. Quincy Compressor reported slightly lower profit as a result of material and other cost increases and competitive pricing conditions which offset the benefit of more favorable sales mix. Profits at Compressor Products International increased as a result of higher volumes and acquisitions. Operating margins for the segment decreased from 15.6% in 2007 to 13.0% in 2008.
     Engine Products and Services. Sales increased from $128.1 million in 2007 to $142.1 million in 2008. The increase in sales was principally due to higher revenue from engines and higher parts sales in 2008.
     The segment reported a profit of $20.8 million in 2008 compared to $15.3 million in 2007. The improvement resulted from higher margins on engine sales, increased parts volumes and productivity improvements in 2008 compared to 2007. Operating margins for the segment increased to 14.6% in 2008 from 11.9% in 2007.
     2007 Compared to 2006
     Sales were $1.03 billion in 2007, an 11% increase compared to the $928.4 million recorded in 2006. Increases in foreign currency exchange rates relative to the U.S. dollar, with the euro being the most significant, and acquisitions added approximately six percentage points to revenue growth on a year-over-year basis. The five percentage points of organic growth were the result of stronger demand from Garlock Sealing Technologies’ U.S. and European markets, higher shipments from GGB’s European operations, continued strong demand in the energy-related markets of Compressor Products International, increased engine and parts shipments from Fairbanks Morse Engine, and selected price increases at several businesses. These favorable variances were partially offset by lower OEM and aftermarket volumes in Stemco’s heavy duty truck market, a drop in demand for Plastomer Technologies’ products in the semiconductor and industrial markets, and a small decrease in shipments from Quincy Compressor, coming off of a strong year in 2006, for key markets such as energy, industrial and contractors.
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
Restructuring and Other Costs
     Restructuring expense was $4.6 million, $6.0 million and $2.3 million for 2008, 2007 and 2006, respectively. The expense in all three years was primarily related to restructuring activities associated with the modernization project at our Garlock Sealing Technologies manufacturing facilities in Palmyra, New York. The project, which commenced in 2005 and is expected to end in 2011, will reduce the number of buildings on the site from 26 to 7 and eliminate approximately 350,000 square feet of space, or approximately half of the space under roof at the beginning of the project. See Note 3 to the Consolidated Financial Statements for additional information regarding restructuring and other costs in each year.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, debt repayments and common stock repurchases have been funded from cash balances on hand and cash generated from operations. The Company is proactively pursuing acquisition opportunities, some of which may be of a size which would exceed our cash balances at the time of closing. Should we need additional capital, we have other resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $98.2 million, $104.8 million and $75.6 million in 2008, 2007 and 2006, respectively. The decrease in operating cash flows in 2008 versus 2007 was primarily attributable to an increase in working capital and higher net outflows for asbestos. As expected, asbestos-related insurance collections were lower in 2008 than in 2007 and amounted to $72.7 million and $90.2 million, respectively. The decrease in insurance collections was partially offset by a decrease in asbestos-related payments, which amounted to $109.7 million in 2008 and $115.1 million in 2007. We made a $10 million contribution to the U.S. defined benefit pension plans in 2007 but no contribution in 2008. In 2007, operating cash flows increased from 2006 chiefly as a result of higher net earnings, lower net asbestos payments and a decrease in working capital levels. These improvements were partially offset by an increase in payments for environmental remediation activities in 2007, which were included in the change in other noncurrent assets and liabilities. In 2006, working capital increased primarily due to higher inventories and customer receivables at several of our operations. Inventory levels were higher in 2006 primarily due to higher material requirements for engine programs at Fairbanks Morse Engine. Although the 2006 working capital was impacted by an increase in accounts receivable relating to increased sales activity, the days sales outstanding for receivables remained constant on a year-over-year basis at 51 days. Payments for asbestos-related claims and expenses, net of insurance recoveries, were $24.9 million in 2007 compared to $38.0 million in 2006.
     We used $73.2 million, $142.3 million and $27.5 million in investing activities in 2008, 2007 and 2006, respectively. We made net payments for acquisitions of $43.4 million in 2008 compared to $77.0 million in 2007 and $27.3 million in 2006. In addition, we received $10.5 million from the distribution of proceeds from an investment and $4.2 million in proceeds from asset sales in 2008. Our investing activities in 2008 included capital expenditures of $49.1 million associated with our manufacturing facilities, compared to $46.8 million in 2007 and $41.3 million in 2006. The increases in capital expenditures in 2008, 2007 and 2006 reflected spending associated with the modernization activities at our manufacturing facilities in Palmyra, New York and our continued strategy to expand geographically and to increase investments in our operations as part of an effort to improve customer satisfaction and reduce costs. The results in 2007 were impacted by the reclassification of $19.5 million of unrestricted cash balances to other current and noncurrent assets based on changes in expected maturity dates of the underlying investments. The 2006 results benefited from the reclassification of $39.8 million from restricted cash to unrestricted cash due to the resolution of several verdicts on appeal.
     In 2008, we paid $69.2 million in connection with the repurchase of approximately 1.9 million shares of our common stock under the ASR agreement and share repurchase plan. These transactions were reflected as financing activities in the Consolidated Statements of Cash Flows.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility. The facility is collateralized by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of its U.S. subsidiaries, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.

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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at December 31, 2008.
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
     We paid $3.1 million in the second quarter of 2008 to satisfy the outstanding 7 1/2% Coltec Senior Notes. Industrial revenue bonds, in the amount of $9.6 million at December 31, 2008, are payable in full in the first quarter of 2009. The industrial revenue bonds bear interest at rates ranging from 6.4% to 6.55%.
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
     With the assistance of Bates White, we periodically review the period over which we can make a reasonable estimate, the assumptions underlying our estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and adjust the estimate if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Asbestos.”
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

     Pensions and Postretirement Benefits
     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements for a discussion of pension and postretirement benefits.
     Income Taxes
     We use the asset and liability method of accounting for income taxes. Temporary differences arising from the difference between the tax and book basis of an asset or liability are used to compute future tax assets or liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date. See Note 5 to the Consolidated Financial Statements for a discussion of income taxes.
     Goodwill and Other Intangible Assets
     The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, the cost of capital, royalty rates and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.
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
     Environmental
     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with environmental, health and safety laws as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.
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
     As of December 31, 2008 and 2007, EnPro had accrued liabilities of $22.1 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Moloney, another former Coltec operation. No product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Coltec also has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
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
     Debt and Capital Lease Guarantees
     As of December 31, 2008, we had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestitures of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, we could be responsible for these obligations.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid almost $1.4 billion in settlements and judgments and over $400 million in fees and expenses. See Note 17 to the Consolidated Financial Statements for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appellate results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At December 31, 2008, Garlock had available $307.4 million of insurance and trust coverage that we believe will be available to cover current and future asbestos claims and certain expense payments. We believe that Garlock may also recover some additional insurance from insolvent carriers over time. Garlock collected approximately $0.1 million and $1.0 million, respectively, from insolvent carriers in 2008 and 2007. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers. See Note 17 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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
     The estimated range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. According to Bates White, increases in the range over time have been attributable primarily to (1) the propensity to sue Garlock, (2) an increase in settlement values of mesothelioma claims, (3) an increase in claims filings and values in some jurisdictions, most notably California, and (4) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated by some, including Bates White, to have billions of dollars available for the payment of asbestos claims, they could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
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
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $458.7 million. The estimated liability of $458.7 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     Our estimate is within the Bates White range, developed independently, and we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation.
     Bates White also indicated a broader range of potential estimates from $189 million to $711 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
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
     In 2008, we recorded a pre-tax charge of $52.1 million to reflect net cash outlays of $26.2 million for legal fees and expenses paid during the year and a $25.9 million non-cash charge. The non-cash charge included $23.8 million, primarily to add an estimate of the liability for 2018 to maintain a ten-year estimate and $2.1 million to reduce the remaining insurance estimated to be available from remaining policies with various London market carriers.
     In 2007, we recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods to maintain a ten-year liability estimate and $19.4 million to adjust the liability based on revisions to management’s estimate in the fourth quarter of 2007. We made this adjustment based on our review of negotiations and payment trends and our belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     See Note 17 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of December 31, 2008 was $465.5 million (our estimate of the liability described above of $458.7 million plus $6.8 million of accrued legal and other fees already incurred but not yet paid). The liability included $85.3 million classified as a current liability and $380.2 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 17 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims over time. However, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve large numbers of cases, including early-stage cases. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings.
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
Off Balance Sheet Arrangements
     Lease Agreements
     We have several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2008, approximately $57.3 million of future minimum lease payments were outstanding under these agreements. See Note 17, “Commitments and Contingencies — Other Commitments,” to the Consolidated Financial Statements for additional disclosure.

     Debt and Capital Lease Guarantees
     At December 31, 2008, we have outstanding contingent liabilities for guaranteed debt and lease payments of $6.2 million related to previously divested businesses.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2008 is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$182.2	$9.6	$0.1	$—	$172.5
Interest on long-term debt	46.8	6.9	13.6	13.6	12.7
Operating leases	57.3	13.0	20.2	14.5	9.6
Other long-term liabilities	54.9	5.2	5.7	5.1	38.9

Total	$341.2	$34.7	$39.6	$33.2	$233.7

     Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources — Capital Resources,” and in Note 10 to the Consolidated Financial Statements.
     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2008. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Environmental, Contingencies — Colt Firearms and Central Moloney,” “Contingencies — Crucible Materials Corporation,” and in Note 17 to the Consolidated Financial Statements.
     At December 31, 2008, we had a $5.1 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes in our Consolidated Balance Sheet. The table also does not include obligations under our pension and postretirement benefit plans, which are included in Note 12 to the Consolidated Financial Statements.
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

Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2008. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Fixed rate debt	$9.6	$0.1	—	—	—	$172.5	$182.2	$145.1
Average interest rate	6.5%	9.1%	—	—	—	3.9%	4.1%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2008.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell Slovakian koruna/buy euro	$27.5	Jan 2009	30.138 to 30.156 koruna/euro
Sell British pound/buy euro	20.3	Jan 2009	0.977 to 0.978 pound/euro
Sell euro/buy Australian dollar	18.4	Jan 2009	2.049 to 2.053 Australian dollar/euro
Buy US dollar/sell euro	17.0	Jan 2009 — Dec 2009	1.455 to 1.468 USD/euro
Buy euro/sell US dollar	12.9	Jan 2009 — Mar 2010	1.299 to 1.516 USD/euro
Buy US dollar/sell Australian dollar	4.2	Jan 2009 — Dec 2009	0.825 to 0.851 USD/Australian dollar
Buy British pound/sell euro	4.2	Jan 2009 — Dec 2009	0.795 to 0.799 pound/euro
Sell US dollar/buy Canadian dollar	4.0	Jan 2009 — Dec 2009	1.061 to 1.064 Canadian dollar/USD
Buy euro/sell peso	2.4	Jan 2009	18.443 to 18.612 peso/euro

	110.9

Option Contracts
Buy euro/sell US dollar	19.4	Jan 2009 — Dec 2010	1.336 USD/euro

	$130.3

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations that we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under Rule 1-02(w) of Regulation S—X of the SEC: Air Perfection, Inc., C&P Services (Northern) Ltd., Horizon Compressor Services, Inc., Northern Gaskets & Mouldings Ltd., Reciprocating Aircompressor Maintenance, Inc. (d/b/a RAM Air, Inc.), Shanghai Sinflex Sealing Technologies Co. and V.W. Kaiser Engineering, Inc. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 annual meeting of shareholders is incorporated herein by reference.
     We have adopted a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet site at www.enproindustries.com. We intend to disclose on our Internet site any substantive changes to the Code and any waivers granted under the Code to the specified officers.
ITEM 11. EXECUTIVE COMPENSATION
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2009 annual meeting of shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 annual meeting of shareholders is incorporated herein by reference.
     The table below contains information as of December 31, 2008, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,398,955 (1)	$9.35 (2)	695,596
Equity compensation plans not approved by security holders	—	—	—
Total	1,398,955 (1)	$9.35 (2)	695,596

(1)	Includes performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2006 — 2008 performance cycle and the maximum levels payable for the 2007 — 2009 and 2008 — 2010 performance cycles.

(2)	The weighted average exercise price does not take into account awards of performance shares or phantom shares made under our Amended and Restated 2002 Equity Compensation Plan. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices — Director Compensation” and “Executive Compensation — Grants of Plan Based Awards — LTIP Awards” in our definitive proxy statement for the 2009 annual meeting of shareholders.
     Information concerning the inducement awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation — Employment Agreement” in our definitive proxy statement for the 2009 annual meeting of shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices — Director Independence” in our definitive proxy statement for the 2009 annual meeting of shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2009 annual meeting of shareholders is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
     1. Financial Statements
     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
     2. Financial Statement Schedule
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006 appears on page 93.
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
     3. Exhibits
     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 43 to 46.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of March, 2009.

ENPRO INDUSTRIES, INC.
Date: March 2, 2009	By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

	By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2009

/s/ William R. Holland William R. Holland*	Chairman of the Board and Director	March 2, 2009

/s/ J. P. Bolduc J. P. Bolduc*	Director	March 2, 2009

/s/ Peter C. Browning Peter C. Browning*	Director	March 2, 2009

/s/ Don DeFossett Don DeFossett	Director	March 2, 2009

/s/ Joe T. Ford Joe T. Ford*	Director	March 2, 2009

/s/ Gordon D. Harnett Gordon D. Harnett*	Director	March 2, 2009

/s/ David L. Hauser David L. Hauser*	Director	March 2, 2009

/s/ Wilbur J. Prezzano, Jr. Wilbur J. Prezzano, Jr.*	Director	March 2, 2009

* By:	/s/ Richard L. Magee Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of EnPro Industries, Inc., (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2005 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 29, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (2005 Amendment and Restatement) (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective February 12, 2008) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12	Amended and Restated Loan and Security Agreement, dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation and Stemco LP, as Borrowers; EnPro Industries, Inc., as Parent; QFM Sales and Services, Inc., Coltec International Services Co, Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+*	Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam

10.14+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of September 1, 2007 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 17, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+*	Management Continuity Agreement dated as of February 11, 2009 between EnPro Industries, Inc. and Orville G. Lunking

10.20+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of January 1, 2008) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25	Variable Term Accelerated Share Repurchase Transaction dated March 3, 2008 between EnPro Industries, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 3, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26	Settlement Agreement dated as of April 11, 2008 among EnPro Industries, Inc. and Steel Partners II, L.P., Steel Partners II GP LLC, Steel Partners II Master Fund L.P., Steel Partners LLC, Warren G. Lichtenstein, James R. Henderson, John J. Quicke, Kevin C. King, Don DeFosset and Delyle Bloomquist (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+*	Summary of Executive and Director Compensation Arrangements

10.28*	Letter Agreement dated December 16, 2008 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and V.W. Kaiser Engineering, Incorporated, as Borrowers; EnPro Industries, Inc., QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Garlock Overseas Corporation, Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., in its capacity as a Lender and as collateral and administrative agent for Lenders, which letter agreement includes amendments to the Amended and Restated Loan and Security Agreement dated April 26, 2006

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Joe T. Ford

24.4*	Power of Attorney from Gordon D. Harnett

24.5*	Power of Attorney from David L. Hauser

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

24.8*	Power of Attorney from Don DeFosset

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 2, 2009

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(in millions, except per share data)

	2008	2007	2006
Net sales	$1,167.8	$1,030.0	$928.4
Cost of sales	760.5	670.0	621.1

Gross profit	407.3	360.0	307.3

Operating expenses:
Selling, general and administrative expenses	264.1	228.4	196.3
Asbestos-related expenses	52.1	68.4	359.4
Other operating expense (income)	(0.3)	6.0	2.9

	315.9	302.8	558.6

Operating income (loss)	91.4	57.2	(251.3)
Interest expense	(8.0)	(8.1)	(8.1)
Interest income	2.7	8.3	4.9
Other income (expense)	(5.4)	0.6	0.3

Income (loss) before income taxes	80.7	58.0	(254.2)
Income tax benefit (expense)	(27.2)	(20.3)	95.3

Income (loss) before extraordinary item	53.5	37.7	(158.9)
Extraordinary item, net of taxes	—	2.5	—

Net income (loss)	$53.5	$40.2	$(158.9)

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$2.64	$1.77	$(7.60)
Extraordinary item	—	0.12	—

Net income (loss)	$2.64	$1.89	$(7.60)

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$2.54	$1.69	$(7.60)
Extraordinary item	—	0.11	—

Net income (loss)	$2.54	$1.80	$(7.60)

     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(in millions)

	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$53.5	$40.2	$(158.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30.9	29.1	26.4
Amortization	13.9	11.1	8.8
Deferred income taxes	1.2	(8.4)	(104.5)
Stock-based compensation	3.9	3.6	5.5
Excess tax benefits from stock-based compensation	(0.8)	(3.8)	(1.3)
Loss (gain) on sale of assets, net	(2.4)	—	0.6
Extraordinary gain, net of taxes	—	(2.5)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	15.2	43.0	321.4
Accounts and notes receivable	8.3	(11.0)	(7.9)
Inventories	(14.0)	18.2	(9.7)
Accounts payable	(12.7)	11.9	3.7
Other current assets and liabilities	(3.6)	(6.4)	(2.9)
Other noncurrent assets and liabilities	4.8	(20.2)	(5.6)

Net cash provided by operating activities	98.2	104.8	75.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(49.1)	(46.8)	(41.3)
Proceeds from sales of assets	4.2	0.3	0.2
Proceeds from liquidation of investments	10.5	—	—
Reclassification of investments from cash equivalents	—	(19.5)	—
Receipts from restricted cash accounts	1.1	0.2	39.8
Acquisitions, net of cash acquired	(43.4)	(77.0)	(27.3)
Other	3.5	0.5	1.1

Net cash used in investing activities	(73.2)	(142.3)	(27.5)

FINANCING ACTIVITIES
Repayments of debt	(4.1)	(2.1)	(0.5)
Common stock repurchases	(69.2)	—	—
Proceeds from issuance of common stock	0.4	1.0	0.7
Excess tax benefits from stock-based compensation	0.8	3.8	1.3
Other	—	—	(0.6)

Net cash provided by (used in) financing activities	(72.1)	2.7	0.9

Effect of exchange rate changes on cash and cash equivalents	(5.8)	3.0	2.5

Net increase (decrease) in cash and cash equivalents	(52.9)	(31.8)	51.5
Cash and cash equivalents at beginning of year	129.2	161.0	109.5

Cash and cash equivalents at end of year	$76.3	$129.2	$161.0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8.0	$8.1	$7.9
Income taxes	$37.0	$21.7	$13.0
Asbestos-related claims and expenses, net of insurance recoveries	$37.0	$24.9	$38.0
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(in millions, except share amounts)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$76.3	$129.2
Accounts and notes receivable, less allowance for doubtful accounts of $4.9 in 2008 and $3.6 in 2007	157.7	167.6
Asbestos insurance receivable	67.9	70.0
Inventories	84.8	70.3
Other current assets	40.9	55.3

Total current assets	427.6	492.4
Property, plant and equipment	206.1	193.5
Goodwill	218.1	213.8
Other intangible assets	103.4	103.5
Asbestos insurance receivable	239.5	311.5
Deferred income taxes	96.5	90.3
Other assets	61.3	65.3

Total assets	$1,352.5	$1,470.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9.6	$3.6
Accounts payable	66.4	80.1
Asbestos liability	85.3	86.9
Other accrued expenses	86.4	89.8

Total current liabilities	247.7	260.4
Long-term debt	172.6	182.1
Asbestos liability	380.2	437.5
Pension liability	80.3	18.9
Other liabilities	74.6	96.3

Total liabilities	955.4	995.2

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 20,031,709 shares at December 31, 2008 and 21,631,176 shares at December 31, 2007	0.2	0.2
Additional paid-in capital	363.0	427.2
Retained earnings (accumulated deficit)	52.8	(0.7)
Accumulated other comprehensive income (loss)	(17.4)	49.9
Common stock held in treasury, at cost — 217,790 shares at December 31, 2008 and 223,081 shares at December 31, 2007	(1.5)	(1.5)

Total shareholders’ equity	397.1	475.1

Total liabilities and shareholders’ equity	$1,352.5	$1,470.3

     See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2005	20.8	$0.2	$411.4	$117.9	$12.0	$(1.6)	$539.9

Net loss	—	—	—	(158.9)	—	—	(158.9)
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	17.3	—	17.3
Minimum pension liability adjustment	—	—	—	—	11.9	—	11.9
Gain on cash flow hedges	—	—	—	—	0.7	—	0.7

Total comprehensive loss							(129.0)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $8.7 million	—	—	—	—	(14.6)	—	(14.6)
Exercise of stock options and other incentive plan activity	0.2	—	7.5	—	—	0.1	7.6

Balance, December 31, 2006	21.0	0.2	418.9	(41.0)	27.3	(1.5)	403.9
Net income	—	—	—	40.2	—	—	40.2
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	25.3	—	25.3
Pension and other postretirement benefit plans	—	—	—	—	(2.7)	—	(2.7)

Total comprehensive income							62.8
Adjustment to initially apply FIN 48	—	—	—	0.1	—	—	0.1
Exercise of stock options and other incentive plan activity	0.4	—	8.3	—	—	—	8.3

Balance, December 31, 2007	21.4	0.2	427.2	(0.7)	49.9	(1.5)	475.1
Net income	—	—	—	53.5	—	—	53.5
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(31.6)	—	(31.6)
Pension and other postretirement benefit plans	—	—	—	—	(35.6)	—	(35.6)
Loss on cash flow hedges	—	—	—	—	(0.1)	—	(0.1)

Total comprehensive loss							(13.8)
Common stock repurchases	(1.9)	—	(69.2)	—	—	—	(69.2)
Exercise of stock options and other incentive plan activity	0.3	—	5.0	—	—	—	5.0

Balance, December 31, 2008	19.8	$0.2	$363.0	$52.8	$(17.4)	$(1.5)	$397.1

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
     Foreign Currency Translation — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using weighted average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $(3.8) million, $0.1 million and $(0.5) million for 2008, 2007 and 2006, respectively.
     Research and Development Expense — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2008, 2007 and 2006 were $15.3 million, $14.1 million and $12.8 million, respectively.
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
     Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase. The Consolidated Statement of Cash Flows for the year ended December 31, 2007, reflects the reclassification of $19.5 million of unrestricted cash balances to other current and noncurrent assets based on changes in expected maturity dates of the underlying investments. Much of this has subsequently been collected and only $7.1 million remains classified in other current and noncurrent assets at December 31, 2008.
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
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs will be due upon completion of the contracts and acceptance by the owner. At December 31, 2008, the Company had $3.1 million of retentions expected to be collected in 2009 recorded in accounts and notes receivable and $3.2 million of retentions expected to be collected beyond 2009 recorded in other noncurrent assets in the Consolidated Balance Sheets. At December 31, 2007, the Company had $3.9 million of current retentions and $2.4 million of non-current retentions recorded in the Consolidated Balance Sheets.
     Inventories — Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 39% and 45% of inventories were valued by the LIFO method in 2008 and 2007, respectively.
     Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, including factory overhead, incurred to date. Progress payments related to long-term contracts and programs are shown as a reduction of inventories. Initial program start-up costs and other nonrecurring costs are expensed as incurred. Inventoried costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value and charged to cost of sales.
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
     Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its required annual impairment tests of goodwill as of October 1, 2008, 2007 and 2006. The results of these assessments did not indicate any impairment of the goodwill.
     As of November 30, 2008, due to the recent deterioration in the global economic environment and the decline in the Company’s market capitalization, the Company concluded there was an indication of possible impairment and conducted an interim goodwill impairment test. Certain key assumptions used to determine the fair value of each reporting unit as of November 30, 2008 were revised to reflect: (a) significant reductions in future expected cash flows for the period from 2009 to 2013 due to the continuing soft economy, and (b) a discount rate of 12.3%, which was based on the Company’s best estimate of the after-tax weighted average cost of capital, adjusted for its increased level of financial risk and the increased risk associated with its future operations.
     As a result of the first step of the interim goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. However, a 7% decline in fair value of the Company’s GGB reporting unit or a 16% decline in fair value of the Company’s Plastomer Technologies reporting unit would have caused the carrying values for these reporting units to be in excess of fair values which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.
     While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If the Company’s actual results are not consistent with its estimates and assumptions used to calculate fair value, it may be required to perform the second step which could result in a material impairment of its goodwill at some point in the future.
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

     With the assistance of Bates White, the Company periodically reviews the period over which it can make a reasonable estimate, the assumptions underlying the Company’s estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and adjusts the estimate if necessary. Changing circumstances and new data that may become available could cause a change in the estimated liability in the future by an amount that cannot currently be reasonably estimated, and that increase could be significant and material. Additional discussion is included in Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies — Asbestos.”
     Derivative Instruments — The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions. The Company uses several different financial institutions for derivative contracts to minimize the concentration of credit risk. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $130.3 million and $141.5 million at December 31, 2008 and 2007, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period that the hedged transactions affect earnings. It is anticipated that $0.2 million of the amounts within accumulated other comprehensive income at December 31, 2008, will be reclassified into income within the next twelve months.
     Fair Value Measurements — On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
     New Accounting Pronouncements — In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures, adoption of the standard will not affect the Company’s financial condition, results of operations or cash flows.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted; however, the transition guidance requires retrospective application to all periods presented.
     The impact of adopting APB 14-1 as of January 1, 2009 is expected to result in decreases in noncurrent assets (deferred tax assets and capitalized debt issuance costs) totaling $18.7 million, a decrease in long-term debt of $47.7 million and an increase in equity of $29.0 million.
     If the Company had accounted for its convertible debt using APB 14-1 for the years ended December 31, 2008, 2007 and 2006, pro forma net income (loss) and earnings (loss) per share would have been as follows:

	2008	2007	2006
Net income (loss):
As reported	$53.5	$40.2	$(158.9)
APB 14-1 impact	(2.9)	(2.6)	(2.3)

Pro forma	$50.6	$37.6	$(161.2)

Basic earnings (loss) per share:
As reported	$2.64	$1.89	$(7.60)
Pro forma	$2.50	$1.77	$(7.72)

Diluted earnings (loss) per share:
As reported	$2.54	$1.80	$(7.60)
Pro forma	$2.40	$1.68	$(7.72)
     It is estimated that annual earnings after taxes will be reduced between $3.1 million and $5.1 million over the remaining life of the convertible debt as a result of the increase in non-cash interest expense that will need to be recorded using the effective interest rate method for the debt discount amortization computation.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of the statement will not affect the Company’s financial condition, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting for future business combination transactions and noncontrolling (or minority) interests in consolidated financial statements on a prospective basis. The Company will be required to adopt SFAS 141(R) and SFAS 160 for periods beginning on or after December 15, 2008. Adoption of SFAS 141(R) and SFAS 160 will not affect the Company’s financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.
2. Acquisitions
     In June 2008, the Company purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, the Company owns 100% of Garlock Pty Limited, which is in the Sealing Products segment. In May 2008, the Company acquired certain assets and assumed certain liabilities of Air Perfection, Inc., a privately-held business which audits, sells and services compressed air systems. This acquisition is included in the Company’s Engineered Products segment. In February 2008, the Company acquired V.W. Kaiser Engineering, a privately-held manufacturer of pins, bushings and suspension kits for the commercial vehicle aftermarket. In January 2008, the Company acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. These acquisitions are included in the Company’s Sealing Products segment. The Company also purchased several small product lines during 2008.
     The acquisitions completed during 2008 were paid for with $43.4 million in cash. They resulted in increases in working capital of $6.7 million, property, plant and equipment of $1.9 million, goodwill of $18.3 million, other intangible assets of $20.8 million, other noncurrent assets of $0.3 million and debt of $0.4 million, as well as decreases in long-term deferred tax assets of $6.6 million and other noncurrent liabilities of $2.4 million. The purchase price allocations of recently acquired businesses are subject to the completion of the valuation of certain assets and liabilities.
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
3. Other Operating Expense (Income)
     The Company incurred $4.6 million, $6.0 million and $2.3 million of restructuring costs during the years ended December 31, 2008, 2007 and 2006, respectively.
     In 2005, the Company approved a plan to modernize the Palmyra, New York facilities of Garlock Sealing Technologies, included within the Sealing Products segment. Garlock Sealing Technologies has been on its current site since the early 1900s, with the buildings dating from 1907 to 1956. The project will reduce the number of buildings on the site from 26 to 7 and eliminate 350,000 square feet of space, or approximately half of the space currently under roof. Work on the project began in the second half of 2005. The modernization will be completed over six years at an expected cost, including expenses and capital expenditures, of approximately $45 million, excluding the impact of grants, tax abatements and tax credits. Through 2008, the Company has recorded expenses, primarily demolition of existing structures, site remediation and equipment relocation of $8.0 million and capital expenditures of $22.5 million, offset by $8.6 million of grants, tax abatements and tax credits. It is currently anticipated that an additional $8.5 million of expenses and $6.4 million of capital expenditures will be incurred to complete the project, offset by an additional $13.4 million of tax abatements and tax credits.
     During 2007, the Company announced the planned consolidation of facilities for a unit within the Sealing Products segment. Approximately $0.6 million of costs were incurred during 2007 of the total $2.3 million for the entire initiative. Workforce reductions announced totaled 34, primarily hourly manufacturing positions, all of which took place during 2008. The project was completed in 2008. In connection with this facilities consolidation, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This gain is included in other operating expense (income) for the year ended December 31, 2008.
     Several smaller restructuring initiatives were begun and completed during 2008, primarily the consolidation of two small facilities. Approximately $0.9 million of costs were incurred.

     Restructuring reserves at December 31, 2008, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2007	Provision	Payments	2008
		(in millions)
Personnel-related costs	$0.4	$1.6	$(0.8)	$1.2
Facility demolition and relocation costs	—	3.0	(3.0)	—

	$0.4	$4.6	$(3.8)	$1.2

     Restructuring reserves at December 31, 2007, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2006	Provision	Payments	Liabilities	2007
			(in millions)
Personnel-related costs	$0.1	$0.7	$(0.4)	$—	$0.4
Facility demolition and relocation costs	—	5.3	(3.0)	(2.3)	—

	$0.1	$6.0	$(3.4)	$(2.3)	$0.4

     Restructuring reserves at December 31, 2006, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2005	Provision	Payments	Liabilities	2006
			(in millions)
Personnel-related costs	$0.1	$—	$—	$—	$0.1
Facility demolition and relocation costs	—	2.3	(0.9)	(1.4)	—

	$0.1	$2.3	$(0.9)	$(1.4)	$0.1

     Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Sealing Products	$3.7	$6.0	$2.3
Engineered Products	0.9	—	—

	$4.6	$6.0	$2.3

     Also included in other operating expense (income) for the year ended December 31, 2008 was $2.5 million received related to the favorable settlement of a warranty claim against a supplier.

4. Other Income (Expense)
     Included in other non-operating expense for the year ended December 31, 2008, were $3.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
5. Income Taxes
     Income (loss) before income taxes and extraordinary items as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Domestic	$32.5	$12.4	$(285.7)
Foreign	48.2	45.6	31.5

Total	$80.7	$58.0	$(254.2)

     A summary of income tax benefit (expense) in the Consolidated Statements of Operations before extraordinary items is as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current:
Federal	$(10.2)	$(10.6)	$2.0
Foreign	(14.9)	(17.3)	(10.6)
State	(0.9)	(0.8)	(0.6)

	(26.0)	(28.7)	(9.2)

Deferred:
Federal	(0.1)	6.5	99.2
Foreign	(1.1)	1.5	(2.4)
State	—	0.4	7.7

	(1.2)	8.4	104.5

Total	$(27.2)	$(20.3)	$95.3

     Significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(in millions)
Deferred income tax assets:
Accrual for post-retirement benefits other than pensions	$3.1	$3.0
Environmental reserves	8.3	10.4
Retained liabilities of previously owned businesses	12.3	12.1
Call options	16.8	18.7
Inventories	—	1.9
Accruals and reserves	18.3	18.0
Minimum pension liability	33.1	10.1
Asbestos accrual	153.1	143.4

Total deferred income tax assets	245.0	217.6

	2008	2007
	(in millions)
Deferred income tax liabilities:
Pensions	(3.2)	(4.8)
Tax depreciation and amortization in excess of book	(44.5)	(37.1)
Payments in excess of insurance recoveries	(78.1)	(62.5)
Inventories	(0.8)	—
Other	—	(0.8)

Total deferred income tax liabilities	(126.6)	(105.2)

Net deferred income taxes	$118.4	$112.4

     The Company concluded that a valuation allowance on its deferred tax assets at December 31, 2008 and 2007, was not required. The Company’s methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from its operations. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
     The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
Credits	(0.3)	(1.6)	—
State and local taxes	1.2	0.7	(2.8)
Domestic manufacturers’ deduction	(1.0)	(0.5)	(0.1)
Foreign tax rate differences	(2.0)	(2.6)	0.2
Uncertain tax positions	1.3	2.7	—
Audit settlements	(2.1)	(0.7)	—
Other items	1.6	2.0	0.2

Effective income tax rate	33.7%	35.0%	(37.5)%

     At December 31, 2008, the Company had undistributed earnings of approximately $73.6 million from subsidiaries in Australia, Canada, Mexico and Brazil that are not considered to be permanently reinvested. Based on current income tax rates, the Company believes the tax effect on any distribution will be immaterial due to the Company’s foreign tax credit position. Accordingly, no deferred taxes have been provided for these undistributed foreign earnings.
     The Company has not provided for the federal and foreign withholding taxes on $140.9 million of the remaining foreign subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be reinvested indefinitely. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $12.0 million. Based on current income tax rates, the Company believes the tax effect of any distribution will be immaterial due to the Company’s foreign tax credit position.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As of December 31, 2008 and 2007, the Company had $5.6 million and $19.1 million, respectively, of liabilities recorded for unrecognized tax benefits. These amounts included interest of $0.5 million and $1.9 million, respectively. The unrecognized tax benefit balances as of December 31, 2008 and 2007, also included $1.6 million and $13.2 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of December 31, 2008 and 2007, were cumulative amounts of $4.0 million and $5.9 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. A reconciliation of the beginning and ending amount of the unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2008	2007
Balance at beginning of year	$17.2	$21.8
Additions based on tax positions related to the current year	2.5	0.7
Additions for tax positions of prior years	0.7	0.1
Reductions for tax positions of prior years	—	(4.5)
Reductions as a result of audit settlements	(15.3)	(0.9)

Balance at end of year	$5.1	$17.2

     During the year ending December 31, 2008, the Company recorded a net non-cash benefit of $1.8 million to income tax expense related to the reversal of reserves for uncertain tax benefits resulting from the completion of the U.S. federal income tax return examination for 2003 to 2006.
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

(in millions, except per share amounts)	2008	2007	2006
Numerator (basic and diluted):
Net income (loss)	$53.5	$40.2	$(158.9)

Denominator:
Weighted-average shares – basic	20.2	21.3	20.9
Share-based awards	0.5	0.5	—
Convertible debentures	0.3	0.5	—
Other	0.1	—	—

Weighted-average shares – diluted	21.1	22.3	20.9

Earnings (loss) per share:
Basic	$2.64	$1.89	$(7.60)

Diluted	$2.54	$1.80	$(7.60)

     As discussed further in Note 10, the Company has issued convertible debentures. Under the terms of the debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. In accordance with the current applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s stock price exceeds the initial conversion price of $33.79 per share.
     In 2006, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.6 million shares and convertible debentures of 0.1 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive.
7. Inventories
     Inventories consists of the following:

	As of December 31,
	2008	2007
	(in millions)
Finished products	$53.5	$45.7
Costs relating to long-term contracts and programs	41.5	19.4
Work in process	16.1	23.0
Raw materials and supplies	36.9	30.8

	148.0	118.9
Reserve to reduce certain inventories to LIFO basis	(16.9)	(16.2)
Progress payments	(46.3)	(32.4)

Total	$84.8	$70.3

8. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2008	2007
	(in millions)
Land	$3.5	$4.0
Buildings and improvements	115.0	107.7
Machinery and equipment	369.7	344.1
Construction in progress	23.8	33.1

	512.0	488.9
Less accumulated depreciation	(305.9)	(295.4)

Total	$206.1	$193.5

     Construction in progress was reduced by $1.5 million as of December 31, 2008, for grants and credits receivable from governmental agencies to reimburse the Company for expenditures made on the Palmyra, New York modernization project.
9. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2008 and 2007 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2006	$48.6	$105.9	$7.1	$161.6

Foreign currency translation	1.2	8.7	—	9.9
Acquisitions	—	42.3	—	42.3

Goodwill, net as of December 31, 2007	49.8	156.9	7.1	213.8

Foreign currency translation	(1.3)	(12.7)	—	(14.0)
Acquisitions	17.9	0.4	—	18.3

Goodwill, net as of December 31, 2008	$66.4	$144.6	$7.1	$218.1

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2008		As of December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$77.3	$27.1	$68.4	$20.9
Existing technology	22.4	5.0	21.0	3.8
Trademarks	36.5	6.4	38.4	5.8
Other	14.1	8.4	13.3	7.1

	$150.3	$46.9	$141.1	$37.6

     Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10.8 million, $7.8 million and $6.1 million, respectively. Amortization expense for these intangible assets for the years 2009 through 2013 is estimated to be $10.3 million, $10.1 million, $9.7 million, $9.1 million and $8.4 million, respectively. The Company has trademarks with indefinite lives that were included in the table above with a carrying amount of approximately $23 million as of December 31, 2008 that were not amortized.
10. Long-Term Debt
     The Company’s long-term debt at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(in millions)
Convertible Debentures	$172.5	$172.5
Coltec Senior Notes	—	3.1
Industrial revenue bonds	9.6	9.6
Other notes payable	0.1	0.5

	182.2	185.7
Less current maturities of long-term debt	9.6	3.6

	$172.6	$182.1

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
     There have been no borrowings under this credit facility since its inception. Borrowings under the credit facility would be collateralized by receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of the Company and its U.S. subsidiaries, and by pledges of 65% of the capital stock of its foreign subsidiaries and 100% of the capital stock of its domestic subsidiaries. The credit facility contains customary restrictions, covenants and events of default for financings of this type, including but not limited to limitations on the ability to pay dividends, limitations on the incurrence and repayment of additional debt and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     In 2005, the Company issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The Debentures will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and would rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They would effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
     Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share. The debentures may be converted under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter was 130% or more of the then current conversion price per share of common stock on that 30th trading day;

•	during the five business day period after any five consecutive trading-day period (which is referred to as the “measurement period”) in which the trading price per debenture for each day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate for the debentures;

•	on or after September 15, 2015;

•	upon the occurrence of specified corporate transactions; or

•	in connection with a transaction or event constituting a “change of control.”
     The conditions that permit conversion were not satisfied at December 31, 2008.
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
     The industrial revenue bonds are payable in full in 2009 and bear interest at rates ranging from 6.4% to 6.55%.
     Future principal payments on long-term debt are as follows:

(in millions)
2009	$9.6
2010	0.1
2011	—
2012	—
2013	—
Thereafter	172.5

$182.2

11. Fair Value Measurements
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$65.8	$65.8	$—	$—
Crucible back-up trust assets	22.4	22.4	—	—
Cash management fund	7.1	—	7.1	—
Foreign currency derivatives	1.8	—	1.8	—
Deferred compensation assets	2.6	2.6	—	—

	$99.7	$90.8	$8.9	$—

Liabilities
Deferred compensation liabilities	$4.1	$4.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$4.8	$4.1	$0.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 17, “Commitments and Contingencies – Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     In December 2007, the Company was notified that the cash management fund held at a financial institution would be closed and liquidated. In addition, (1) cash redemptions were temporarily suspended, although redemptions could be filled through a pro-rata distribution of the underlying securities, consisting principally of high-quality corporate debt, mortgage-backed securities and asset-backed securities; (2) the fund’s valuation would be based on the market value of the underlying securities, whereas historically the fund’s valuation was based on amortized cost; and (3) interest would continue to accrue. Due to this event, the Company re-evaluated the nature of the investment and determined that it should be reclassified as an investment rather than as a cash equivalent in its Consolidated Financial Statements. The Company has been advised by the fund manager that the intention is to make an orderly liquidation of the cash management fund with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. The fair value of the cash management fund assets is determined through a combination of broker quotations, alternative pricing sources with reasonable levels of price transparency and review of management, and is reflected in the net asset value of the fund. In the years ended December 31, 2008 and 2007, the Company recorded expense of $2.0 million and $0.4 million, respectively, related to decreases in the value of the cash management fund which is included in other income (expense) in the accompanying Consolidated Statements of Operations.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2008 and 2007, except for the following instruments:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Long-term debt	$182.2	$145.1	$185.7	$215.9
     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
12. Pensions and Postretirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States, Canada, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2%

Company contribution each year. The Company recorded $6.9 million, $6.2 million and $5.2 million in expenses in 2008, 2007 and 2006, respectively, for matching contributions under these plans.
     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In both 2007 and 2006, the Company contributed discretionary amounts of $10.0 million to the U.S. pension plans. The Company anticipates that there will be a required funding of $6.4 million in 2009. The Company expects to make total contributions of approximately $0.9 million in 2009 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $190.0 million, $177.6 million and $109.7 million at December 31, 2008, and $186.7 million, $172.5 million and $167.5 million at December 31, 2007, respectively.
     The Company amortizes prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.
     The Company provides, through non-qualified plans, supplemental pension benefits to a limited number of employees. Certain of the Company’s subsidiaries also sponsor unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory. The amounts included in “Other Benefits” in the following tables include the non-qualified plans and the other defined benefit postretirement plans discussed above.
Domestic Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s U.S. defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2008 and 2007.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$168.6	$155.8	$12.9	$11.9
Service cost	5.8	5.8	1.0	1.5
Interest cost	10.4	9.7	0.7	0.7
Actuarial loss	1.7	3.0	0.7	—
Amendments	0.5	0.4	—	0.5
Administrative expenses	(1.2)	(1.3)	—	—
Benefits paid	(5.5)	(4.8)	(1.2)	(1.7)

Projected benefit obligations at end of year	180.3	168.6	14.1	12.9

Change in Plan Assets
Fair value of plan assets at beginning of year	157.1	143.2
Actual return on plan assets	(44.2)	10.0
Administrative expenses	(1.2)	(1.3)
Company contributions	—	10.0
Benefits paid	(5.5)	(4.8)

Fair value of plan assets at end of year	106.2	157.1

Funded Status at End of Year	$(74.1)	$(11.5)	$(14.1)	$(12.9)

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(4.2)	$(0.8)
Noncurrent liabilities	(74.1)	(11.5)	(9.9)	(12.1)

	$(74.1)	$(11.5)	$(14.1)	$(12.9)

     Recent volatility in the equity and fixed income markets has caused a significant decline in the value of the U.S. pension plan assets and an increase in plan liabilities. The resulting decline in the plans’ funded status has created the requirement of significant charges to accumulated other comprehensive income during the year ended December 31, 2008. Pre-tax charges recognized in accumulated other comprehensive income as of December 31, 2008 and 2007 consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Net actuarial loss	$78.9	$20.3	$3.0	$2.5
Prior service cost	3.7	4.5	1.4	1.6

	$82.6	$24.8	$4.4	$4.1

     The accumulated benefit obligation for all domestic defined benefit pension plans was $169.0 million and $156.7 million at December 31, 2008 and 2007, respectively.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.8	$5.8	$7.4	$1.0	$1.5	$0.9
Interest cost	10.4	9.7	8.9	0.7	0.7	0.7
Expected return on plan assets	(13.1)	(12.5)	(10.5)	—	—	—
Amortization of prior service cost	1.2	1.2	2.5	0.2	0.2	(0.1)
Recognized net actuarial loss	0.5	0.1	1.8	0.2	0.2	0.2
Curtailment loss	—	—	0.2	—	—	—

Net periodic benefit cost	4.8	4.3	$10.3	2.1	2.6	$1.7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	59.1	5.6		—	—
Prior service cost	0.4	0.3		0.7	0.7
Amortization of net loss	(0.5)	(0.1)		(0.2)	(0.2)
Amortization of prior service cost	(1.2)	(1.2)		(0.2)	(0.2)

Total recognized in other comprehensive income	57.8	4.6		0.3	0.3

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$62.6	$8.9		$2.4	$2.9

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6.4 million and $0.9 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $0.2 million, respectively.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to the Citigroup Pension Discount Curve. This produced a discount rate of 6.25% at December 31, 2008. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2009. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.
     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2008	2007
Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.8 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2008 and 2007, and the target allocation for 2009, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
Asset Category	2009	2008	2007
Equity securities	65%	65%	65%
Fixed income	35%	35%	35%

	100%	100%	100%

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
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
	(in millions)
2009	$6.5	$4.9
2010	7.0	1.3
2011	7.7	1.1
2012	8.5	1.1
2013	9.4	1.1
Years 2014 – 2018	62.2	5.5

	$101.3	$15.0

Foreign Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s foreign defined benefit pension and other postretirement plans as of and for the years ended December 31, 2008 and 2007.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$19.3	$18.2	$1.4	$1.5
Service cost	0.7	0.7	—	0.1
Interest cost	1.0	0.9	—	0.1
Curtailments and settlements	—	—	(1.4)	—
Actuarial gain	(2.8)	(1.1)	—	(0.3)
Benefits paid	(1.2)	(1.8)	—	—
Other, primarily exchange rate adjustment	(2.3)	2.4	—	—

Projected benefit obligations at end of year	14.7	19.3	—	1.4

Change in Plan Assets
Fair value of plan assets at beginning of year	12.4	10.6
Actual return on plan assets	(1.9)	0.1
Company contributions	1.3	1.9
Benefits paid	(1.2)	(1.8)
Other, primarily exchange rate adjustment	(2.0)	1.6

Fair value of plan assets at end of year	8.6	12.4

Funded Status	$(6.1)	$(6.9)	$—	$(1.4)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.4	$0.8	$—	$—
Current liabilities	(0.3)	(0.3)	—	—
Noncurrent liabilities	(6.2)	(7.4)	—	(1.4)

	$(6.1)	$(6.9)	$—	$(1.4)

     Pre-tax charges (credits) recognized in accumulated other comprehensive income as of December 31, 2008 and 2007 consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in millions)
Net actuarial loss (gain)	$1.5	$2.4	$—	$(0.6)
Net transition asset	(0.2)	(0.3)	—	—
Prior service cost	—	—	—	0.9

	$1.3	$2.1	$—	$0.3

     The accumulated benefit obligations for all foreign defined benefit pension plans was $12.7 million and $16.9 million at December 31, 2008 and 2007, respectively.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.7	$0.7	$0.6	$—	$0.1	$0.1
Interest cost	1.0	0.9	0.8	—	0.1	0.1
Expected return on plan assets	(0.8)	(0.8)	(0.7)	—	—	—
Recognized net actuarial loss	0.1	0.1	0.3	—	—	—
Curtailment and settlement loss (gain)	—	—	0.1	(1.1)	—	—

Net periodic benefit cost	1.0	0.9	$1.1	(1.1)	0.2	$0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (loss) gain	(0.1)	(0.4)		0.6	(0.4)
Amortization of transition asset	(0.1)	(0.1)		—	—
Curtailment	—	—		(0.9)	—
Other, primarily exchange rate adjustment	(0.6)	0.4		—	—

Total recognized in other comprehensive income	(0.8)	(0.1)		(0.3)	(0.4)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$0.2	$0.8		$(1.4)	$(0.2)

     The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	7.0%	5.6%	5.0%	6.25%	5.5%	4.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.6%	5.0%	4.7%	5.5%	4.5%	4.0%
Expected long-term return on plan assets	6.8%	7.0%	7.4%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

Assumed Health Care Cost Trend Rates
     The assumed health care cost trend rate at December 31, 2008 and 2007 was 4%.
Plan Assets
     The asset allocation for the Canadian pension plan at the end of 2008 and 2007 and the target allocation for 2009 is 60% equity securities, 35% fixed income, and 5% other. The asset allocation for the Mexican pension plan at the end of 2008 and 2007 and the target allocation for 2009 is 100% fixed income. The European plans are generally unfunded.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

	Pension	Other
	Benefits	Benefits
	(in millions)
2009	$1.0	$—
2010	0.8	—
2011	0.8	—
2012	0.9	—
2013	1.1	—
Years 2014 – 2018	6.5	—

	$11.1	$—

13. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) consists of the following:

	As of December 31,
	2008	2007
	(in millions)
Unrealized translation adjustments	$37.1	$68.7
Pension and other postretirement plans	(55.1)	(19.5)
Accumulated net gain on cash flow hedges	0.6	0.7

Accumulated other comprehensive income (loss)	$(17.4)	$49.9

     The unrealized translation adjustments are net of deferred taxes of $1.0 million in 2008. The pension and other postretirement plans are net of deferred taxes of $33.2 million and $11.8 million, in 2008 and 2007, respectively. The accumulated net gain on cash flow hedges is net of deferred taxes of $0.4 million and $0.5 million in 2008 and 2007, respectively.

14. Shareholders’ Equity
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
     Pursuant to the share repurchase authorization and in accordance with the terms of a plan to repurchase shares announced on September 8, 2008, the Company acquired 252,400 shares of its common stock in open-market transactions at an average price of about $28.00 per share, resulting in total repurchases of approximately $7.1 million, including commissions and fees, from October 1, 2008 to October 29, 2008. On October 29, 2008, in light of the volatility in the financial and credit markets, the board of directors terminated the share repurchase plan.
15. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) that initially provided for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2008, there are 0.7 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2008, 2007 and 2006. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.
     A summary of the performance share activity during the year ended December 31, 2008, is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	377,195	$32.57
Granted	357,644	30.66
Vested	(175,115)	28.71
Forfeited	(72,384)	31.19
Achievement level adjustment	(1,246)	28.71

Nonvested at December 31, 2008	486,094	$32.73

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $5.5 million, $5.0 million and $4.3 million or $30.66, $36.69 and $28.71 per share in 2008, 2007 and 2006, respectively. Compensation expense related to the performance shares is recorded over the applicable performance period and amounted to $3.1 million, $4.8 million and $5.0 million in 2008, 2007 and 2006, respectively. The related income tax benefit was $1.2 million, $1.8 million and $1.9 million, respectively. The 2006 performance share awards vested as of December 31, 2008 and were paid in February 2009.
     As of December 31, 2008, there was $2.3 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a period of two years.
     Non-qualified and incentive stock options were granted in 2008, 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.3 million in 2008, with a related income tax benefit of $0.1 million. As of December 31, 2008, there was $1.0 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a period of two years.
     The following table provides certain information with respect to stock options as of December 31, 2008:

				Weighted
				Average
Range of	Stock Options	Stock Options	Weighted Average	Remaining
Exercise Price	Outstanding	Exercisable	Exercise Price	Contractual Life
Under $20.00	581,374	581,374	$5.01	2.35 years

Over $20.00	100,000	—	$34.55	9.28 years

Total	681,374	581,374	$9.35	3.59 years

     The Company determines the fair value of stock options using the Black-Scholes option-pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield and the risk-free interest rate. Each assumption is discussed below. This fair value is amortized on a straight-line basis over the vesting period.
     The expected term represents the period that the Company’s stock options are expected to be outstanding, and is determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for the Company’s common stock. The time frame used was approximately three years prior to the grant date for awards in 2008. The dividend assumption is based on the Company’s current expectations about its dividend policy. The Company bases the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
     The following assumptions were used to estimate the fair value of the 2008 option awards:

Average expected term	6 years
Expected volatility	33.0%
Risk-free interest rate	2.8%
Expected dividend yield	0.0%
     A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2007	668,820	$4.97
Granted	100,000	34.55
Exercised	(87,446)	4.71

Balance at December 31, 2008	681,374	$9.35

     As of December 31, 2008, the aggregate intrinsic value of the outstanding and exercisable shares was $9.6 million. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.7 million, $8.3 million and $5.7 million, respectively.
     All outstanding share options granted in 2003 and 2002 were fully vested by December 31, 2006 and none of the share options granted in 2008 have vested. The total fair value of share options vested during the year ended December 31, 2006 was $0.5 million.
     Cash received from option exercises under the Plan for the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $1.0 million and $0.7 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.7 million, $2.5 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     During 2008, 133,103 shares of restricted stock were issued with restriction periods ranging from one to six years from the initial grant date. Compensation expense related to all restricted shares of $1.0 million in 2008 is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. All restricted stock awards were nonvested at the end of the year with a weighted-average grant date fair value of $32.57 per share. As of December 31, 2008, there was $3.4 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 3.37 years.
     Each non-employee director receives a one-time initial grant of phantom shares equal in value to $30,000 upon election to the board of directors. Each non-employee director also receives an annual grant of phantom shares equal in value to $75,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense (income) recognized in the years ended December 31, 2008, 2007 and 2006 related to these phantom share grants was $(0.1) million, $0.1 million and $0.6 million, respectively. Cash payments of $0.4 million were used to settle phantom shares during 2007. No cash was used to settle any phantom shares in 2006.
16. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing and PTFE products. The Engineered Products segment manufactures metal polymer and solid polymer bearings and filament wound products, air compressor systems and vacuum pumps, and reciprocating compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Sales
Sealing Products	$503.5	$457.3	$432.5
Engineered Products	524.1	445.5	391.7
Engine Products and Services	142.1	128.1	105.2

	1,169.7	1,030.9	929.4
Intersegment sales	(1.9)	(0.9)	(1.0)

Total sales	$1,167.8	$1,030.0	$928.4

Segment Profit
Sealing Products	$90.4	$78.0	$76.5
Engineered Products	68.1	69.4	61.5
Engine Products and Services	20.8	15.3	4.9

Total segment profit	179.3	162.7	142.9

Corporate expenses	(34.5)	(34.1)	(31.6)
Asbestos-related expenses	(52.1)	(68.4)	(359.4)
Interest income (expense), net	(5.3)	0.2	(3.2)
Other expense, net	(6.7)	(2.4)	(2.9)

Income (loss) before income taxes	$80.7	$58.0	$(254.2)

     No customer accounted for 10% or more of net sales in 2008, 2007 or 2006.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Capital Expenditures
Sealing Products	$24.8	$27.4	$22.3
Engineered Products	20.4	16.8	14.5
Engine Products and Services	3.7	2.2	4.4
Corporate	0.2	0.4	0.1

Total capital expenditures	$49.1	$46.8	$41.3

Depreciation and Amortization Expense
Sealing Products	$15.9	$14.8	$13.5
Engineered Products	24.3	20.6	17.2
Engine Products and Services	3.9	4.0	3.7
Corporate	0.7	0.8	0.8

Total depreciation and amortization	$44.8	$40.2	$35.2

Net Sales by Geographic Area
United States	$610.6	$565.7	$543.0
Europe	329.7	277.8	222.8
Other foreign	227.5	186.5	162.6

Total	$1,167.8	$1,030.0	$928.4

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2008	2007
	(in millions)
Assets
Sealing Products	$291.4	$246.8
Engineered Products	484.9	464.3
Engine Products and Services	72.4	72.2
Corporate	503.8	687.0

	$1,352.5	$1,470.3

Long-Lived Assets
United States	$274.4	$231.6
Germany	71.9	74.5
France	69.2	71.2
United Kingdom	47.8	67.4
Other foreign	64.3	66.1

Total	$527.6	$510.8

     Corporate assets include all of the Company’s cash and cash equivalents, asbestos insurance receivables and noncurrent deferred income taxes. Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.

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
     Environmental
     The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. The Company takes a proactive approach in its efforts to comply with environmental, health and safety laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company also regularly conducts comprehensive environmental, health and safety audits at its facilities to maintain compliance and improve operational efficiency.
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2008 and 2007, EnPro had accrued liabilities of $22.1 million and $27.7 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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

     Colt Firearms and Central Moloney
     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Moloney, another former Coltec operation. No product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $22.4 million each at December 31, 2008. As noted above, based on the valuation completed in early 2005, the actuary determined that there were adequate assets in the Benefits Trust to fund the estimated payments by the trust until the next valuation date. Until such time as a payment is required or the remaining excess trust assets revert to the Company, the trust assets and liabilities will be kept equal to each other on the Company’s Consolidated Balance Sheets.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

     Debt and Capital Lease Guarantees
     As of December 31, 2008, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $6.2 million. These guarantees arose from the divestitures of Crucible and Central Moloney and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt or lease agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
	(in millions)
Balance at beginning of year	$3.6	$4.0
Charges to expense	4.5	2.7
Charges to the accrual	(4.0)	(3.1)

Balance at end of year	$4.1	$3.6

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid almost $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs with lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. The mix of cases filed in 2008 contains approximately 27% mesothelioma claims and 17% lung or other cancer claims. In the remaining 56% of the new cases, either the plaintiffs alleged non-malignant impairment or the disease or condition is not alleged and remains unknown to us. Of the 104,100 open cases at December 31, 2008, the Company is aware of approximately 4,600 (4.4%) that involve claimants alleging mesothelioma.

     New Filings. The number of new actions filed against the Company’s subsidiaries in 2008 (5,500) was about 5% higher than the number filed in 2007 (5,200) but was significantly lower than the number filed in 2006 (7,700). The number filed against our subsidiaries in each of the three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The trend of declining new filings has been principally in non-malignant claims; however, the number of new filings of claims alleging mesothelioma, lung and other cancers has declined only modestly since 2005 and was essentially flat for the two-year period 2006 through 2007. While we believe that the number of new mesothelioma filings was actually higher for 2008 than for 2007, the exact mix of 2008 claims is not yet fully known.
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
     Garlock’s product defenses have enabled it to be successful more often than not at trial. Garlock won defense verdicts in three of the six cases tried to verdict in 2008, and in seven of 12 cases tried to verdict in the three-year period 2006 through 2008. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. In 2008, Garlock began eleven trials involving thirteen plaintiffs. Garlock received three jury verdicts in its favor, one in an Ohio case and two in a Pennsylvania trial involving two plaintiffs. In a Kentucky lung cancer case, the jury awarded the plaintiff $1.52 million. Garlock’s share of this verdict was approximately $682,000; Garlock will appeal. In a Pennsylvania lung cancer case the jury awarded the plaintiff $400,000. Garlock’s share was $200,000, 50% of the total verdict. In an Illinois case the jury awarded $500,000 against Garlock to a plaintiff with asbestosis. Garlock will appeal. Also in Pennsylvania, four lawsuits involving five plaintiffs settled during trial before the jury reached a verdict. A lawsuit in California also dismissed during trial. In South Carolina, Garlock obtained a dismissal in one case during trial because there was insufficient evidence of exposure to Garlock products.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore, and Garlock paid that verdict, with post-judgment interest, in the fourth quarter of 2006. In a separate Baltimore case in the fourth quarter of 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in the second quarter of 2007. At December 31, 2008, four Garlock appeals were pending from adverse verdicts totaling $2.2 million, up from $1.4 million at December 31, 2007 and down from $6.8 million at December 31, 2006.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At December 31, 2008, the Company had approximately $1.7 million of appeal bonds secured by letters of credit rather than cash collateral. This amount securing appeal bonds compares to $1.1 million at December 31, 2007 and $1.3 million at December 31, 2006. In 2007 and 2006, the cash collateral relating to appeal bonds was recorded as restricted cash on the Company’s Consolidated Balance Sheet.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments to match insurance recoveries. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments totaled $84 million in 2006, $76 million in 2007 and $71 million in 2008. Approximately $15 million of the 2006 amount and approximately $5 million of the 2007 amount were committed in settlements to pay verdicts that had been rendered in the years 2003 – 2005.
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
     Insurance Coverage. At December 31, 2008, Garlock had available $307.4 million of insurance and trust coverage that the Company believes will be available to cover current and future asbestos claims and certain expense payments. The Company believes that Garlock may also recover some additional insurance from insolvent carriers over time. Garlock collected approximately $0.1 million and $1.0 million, respectively, from insolvent carriers in 2008 and 2007. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $307.4 million of collectible insurance and trust assets, the Company considers $295.8 million (96%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $11.6 million (4%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($7.8 million) or (b) with various London market carriers ($3.8 million). Of the $307.4 million, $228.7 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2009 through 2018 in approximately the following annual amounts: 2009 and 2010 – $67 million per year; 2011 – $40 million; 2012 and 2013 – $25 million per year; 2014 through 2016 – $20 million per year; and 2017 and 2018 – $12 million per year. The Company collected $73 million of insurance in 2008.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $20 million in 2008 and $22 million in 2007.

     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $3 million in 2008, $3 million in 2007 and $4 million in 2006 and is scheduled to receive another $11 million in the future.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At December 31, 2008, the aggregate market value of the funds remaining in the two trusts was $20.6 million, which was included in the $307.4 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     The Company’s Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White to assist in estimating the Company’s subsidiaries’ liability for pending and future asbestos claims.
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
     The estimated range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. According to Bates White, increases in the range over time have been attributable primarily to (1) the propensity to sue Garlock, (2) an increase in settlement values of mesothelioma claims, (3) an increase in claims filings and values in some jurisdictions, most notably California, and (4) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. Because the 524(g) trusts are estimated by some, including Bates White, to have billions of dollars available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     The Company has independently developed internal estimates for asbestos-related liabilities. It has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. The Company’s internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with its internal estimate.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and management’s judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, (5) the Company’s remaining available insurance; (6) general developments in the asbestos litigation; and (7) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $458.7 million. The estimated liability of $458.7 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The Company’s estimate is within the Bates White range, developed independently, and the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation.
     Bates White also indicated a broader range of potential estimates from $189 million to $711 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for Garlock in excess of $1 billion.
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
     In 2008, the Company recorded a pre-tax charge of $52.1 million to reflect net cash outlays of $26.2 million for legal fees and expenses paid during the year and a $25.9 million non-cash charge. The non-cash charge included $23.8 million, primarily to add an estimate of the liability for 2018 to maintain a ten-year estimate and $2.1 million to reduce the remaining insurance estimated to be available from remaining policies with various London market carriers.
     In 2007, the Company recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods to maintain a ten-year liability estimate and $19.4 million to adjust the liability based on revisions to management’s estimate in the fourth quarter of 2007. The Company made this adjustment based on its review of negotiations and payment trends and its belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     Quantitative Claims and Insurance Information. The Company’s liability as of December 31, 2008 was $465.5 million (the Company’s estimate of the liability described above of $458.7 million plus $6.8 million of accrued legal and other fees already incurred but not yet paid). The liability included $85.3 million classified as a current liability and $380.2 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of December 31, 2008, the Company had remaining insurance and trust coverage of $307.4 million which is reflected on its balance sheet as a receivable ($67.9 million classified in current assets and $239.5 classified in non-current assets), which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $228.7 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $78.7 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Year Ended
	December 31,
	2008	2007	2006
Pending Cases (1)
New actions filed during period	5,500	5,200	7,700
Open actions at period-end	104,100	105,700	106,500
Cash Flow (dollars in millions)
Payments (2)	$(109.7)	$(115.1)	$(125.7)
Insurance recoveries (3)	72.7	90.2	87.7

Net cash flow	$(37.0)	$(24.9)	$(38.0)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$228.7	$252.0	$251.2
Insurance available for pending and future claims	78.7	129.5	216.9

Remaining solvent insurance and trust assets	$307.4	$381.5	$468.1

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$465.5	$524.4	$567.9
Insurance available for pending and future claims	78.7	129.5	216.9

Liability in excess of insurance coverage (6)	386.8	394.9	351.0
Insurance receivable for previously paid claims	228.7	252.0	251.2

Liability in excess of anticipated insurance collections (6)	$158.1	$142.9	$99.8

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 in 2008, 900 in 2007 and 700 in 2006) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	The liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $6.8 million, $5.4 million and $6.9 million at December 31, 2008, 2007 and 2006, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.

     Other Commitments
     The Company has several operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2008:

(in millions)

2009	$13.0
2010	10.7
2011	9.5
2012	7.9
2013	6.6
Thereafter	9.6

Total minimum payments	$57.3

     Net rent expense was $15.5 million, $12.0 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
18. Subsequent Event
     In February the Company purchased PTM (UK) Limited, a privately-owned manufacturer and distributor of sealing products with two locations in the United Kingdom. The acquisition was paid for in cash and will be included in the Company’s Sealing Products segment.

19. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$283.1	$247.3	$316.8	$254.4	$278.6	$252.7	$289.3	$275.6

Gross profit	$103.5	$88.5	$115.0	$91.4	$98.9	$89.5	$89.9	$90.6

Income (loss) before extraordinary Item	$13.2	$12.3	$21.1	$13.8	$13.1	$12.3	$6.1	$(0.7)

Extraordinary item, net of taxes	$—	$—	$—	$—	$—	$—	$—	$2.5

Net income (loss)	$13.2	$12.3	$21.1	$13.8	$13.1	$12.3	$6.1	$1.8

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$0.63	$0.58	$1.05	$0.65	$0.66	$0.58	$0.31	$(0.04)
Extraordinary item	—	—	—	—	—	—	—	0.12

Net income (loss)	$0.63	$0.58	$1.05	$0.65	$0.66	$0.58	$0.31	$0.08

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$0.61	$0.56	$0.99	$0.61	$0.62	$0.54	$0.30	$(0.04)
Extraordinary item	—	—	—	—	—	—	—	0.12

Net income (loss)	$0.61	$0.56	$0.99	$0.61	$0.62	$0.54	$0.30	$0.08

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year
2008	$3.6	$1.8	$(0.7)	$0.2	$4.9
2007	$2.8	$0.8	$(0.6)	$0.6	$3.6
2006	$2.8	$1.2	$(1.4)	$0.2	$2.8

(1)	Consists primarily of acquisitions and the effect of changes in currency rates.