Form 10-Q
period 2009-03-31
ENPRO INDUSTRIES, INC
filed 2009-05-08
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were 19,963,779 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2009 and 2008
(in millions, except per share amounts)

	2009	2008
		As Adjusted
		(Note 1)
Net sales	$216.4	$283.1
Cost of sales	143.5	179.6

Gross profit	72.9	103.5

Operating expenses:
Selling, general and administrative expenses	62.9	65.5
Asbestos-related expenses	13.6	12.1
Other operating expense	1.9	1.2

	78.4	78.8

Operating income (loss)	(5.5)	24.7
Interest expense	(3.1)	(3.1)
Interest income	0.1	1.1
Other expense	—	(2.8)

Income (loss) before income taxes	(8.5)	19.9
Income tax benefit (expense)	11.7	(7.4)

Net income	$3.2	$12.5

Basic earnings per share	$0.16	$0.59

Diluted earnings per share	$0.16	$0.58

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2009 and 2008
(in millions)

	2009	2008
		As Adjusted
		(Note 1)
OPERATING ACTIVITIES
Net income	$3.2	$12.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.9	7.4
Amortization	3.3	3.4
Accretion of debt discount	1.3	1.1
Deferred income taxes	(15.3)	1.4
Stock-based compensation	(0.3)	0.7
Excess tax benefits from stock-based compensation	—	(0.1)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	5.5	4.6
Accounts and notes receivable	6.0	(21.5)
Inventories	(8.7)	(5.3)
Accounts payable	0.1	5.4
Other current assets and liabilities	(5.1)	(1.9)
Other non-current assets and liabilities	2.6	1.7

Net cash provided by operating activities	0.5	9.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7.3)	(12.7)
Proceeds from liquidation of investments	2.0	0.3
Acquisitions, net of cash acquired	(5.3)	(27.2)
Other	—	0.2

Net cash used in investing activities	(10.6)	(39.4)

FINANCING ACTIVITIES
Repayments of debt	(9.6)	(0.5)
Common stock repurchases	—	(50.2)
Excess tax benefits from stock-based compensation	—	0.1

Net cash used in financing activities	(9.6)	(50.6)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.5

Net decrease in cash and cash equivalents	(20.0)	(80.1)
Cash and cash equivalents at beginning of year	76.3	129.2

Cash and cash equivalents at end of period	$56.3	$49.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$0.4	$0.4
Income taxes	$3.6	$6.0
Asbestos-related claims and expenses, net of insurance recoveries	$8.1	$7.5
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2009	2008
		As Adjusted
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$56.3	$76.3
Accounts and notes receivable	153.2	157.7
Asbestos insurance receivable	75.0	67.9
Inventories	93.3	84.8
Other current assets	54.4	40.9

Total current assets	432.2	427.6
Property, plant and equipment	203.8	206.1
Goodwill	218.7	218.1
Other intangible assets	100.7	103.4
Asbestos insurance receivable	227.2	239.5
Deferred income taxes	80.6	79.1
Other assets	58.1	60.0

Total assets	$1,321.3	$1,333.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$9.6
Accounts payable	66.9	66.4
Asbestos liability	96.4	85.3
Other accrued expenses	82.8	86.4

Total current liabilities	246.1	247.7
Long-term debt	126.1	124.9
Asbestos liability	369.4	380.2
Pension liability	82.2	80.3
Other liabilities	74.7	74.6

Total liabilities	898.5	907.7

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,179,944 shares in 2009 and 20,031,709 in 2008	0.2	0.2
Additional paid-in capital	399.8	400.2
Retained earnings	47.8	44.6
Accumulated other comprehensive loss	(23.6)	(17.4)
Common stock held in treasury, at cost — 215,560 shares in 2009 and 217,790 shares in 2008	(1.4)	(1.5)

Total shareholders’ equity	422.8	426.1

Total liabilities and shareholders’ equity	$1,321.3	$1,333.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recent Accounting Pronouncements
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that include sealing products, self-lubricating, non-rolling bearing products, air compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2008, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2008.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted; however, the transition guidance requires retrospective application to all periods presented. Prior periods presented in these consolidated financial statements and related notes have been recast to report as if APB 14-1 had been used and the effects of those changes are shown below.

	For the Quarter Ended
	March 31, 2008
	As Previously
	Reported	As Adjusted
	(in millions, except per share amounts)
Consolidated Statement of Operations
Interest expense	$(2.0)	$(3.1)
Income before income taxes	21.0	19.9
Income tax expense	(7.8)	(7.4)
Net income	13.2	12.5
Basic earnings per share	0.63	0.59
Diluted earnings per share	0.61	0.58

Consolidated Statement of Cash Flows
Net income	13.2	12.5
Accretion of debt discount	—	1.1
Deferred income taxes	1.8	1.4

	As of December 31, 2008
	(in millions)
Deferred income taxes	$96.5	$79.1
Other assets	61.3	60.0
Total assets	1,352.5	1,333.8
Long-term debt	172.6	124.9
Total liabilities	955.4	907.7
Additional paid-in capital	363.0	400.2
Retained earnings	52.8	44.6
Total shareholders’ equity	397.1	426.1
Total liabilities and shareholders’ equity	1,352.5	1,333.8
     Recent Accounting Pronouncements
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures, adoption of the standard will not affect the Company’s financial condition, results of operations or cash flows.
2. Acquisition
     In February 2009, the Company acquired PTM (UK) Limited, a full service provider of sealing solutions. The acquisition was paid for in cash and is included in the Company’s Sealing Products segment. The purchase price allocations of PTM (UK) Limited and other recently acquired businesses are subject to the completion of the valuation of certain assets and liabilities.

3. Other Expense
     Included in other non-operating expense for the quarter ended March 31, 2008, were $2.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
4. Income Taxes
     The Company’s effective tax rate for the first quarter of 2009 was a 138.0% benefit compared to a 37.3% expense in 2008. The change in the rate is principally a result of the jurisdictional mix of earnings and losses. Reflected in the rate are pre-tax losses in high tax jurisdictions (primarily the U.S.) and earnings in lower tax jurisdictions (primarily Europe). The lower rate outside the U.S. is partially a result of recent structural and organizational changes the Company made in its European operations.
     As of March 31, 2009 and December 31, 2008, the Company had $6.2 million and $5.6 million, respectively, of liabilities recorded for unrecognized tax benefits. The liabilities included interest of $0.5 million and $0.5 million, respectively. The unrecognized tax benefit balances as of March 31, 2009 and December 31, 2008, also included $2.2 million and $1.6 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of March 31, 2009 and December 31, 2008, were cumulative amounts of $4.0 million and $4.0 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
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
5. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters Ended
	March 31,
	2009	2008
	(in millions)
Net income	$3.2	$12.5
Foreign currency translation adjustments	(6.9)	20.0
Pensions and postretirement benefits	1.1	0.1
Net unrealized gains (losses) from cash flow hedges	(0.4)	1.5

Total comprehensive income (loss)	$(3.0)	$34.1

6. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2009	2008
	(in millions, except per
	share amounts)
Numerator (basic and diluted):
Net income	$3.2	$12.5

Denominator:
Weighted-average shares — basic	19.9	21.1
Share-based awards	0.2	0.3
Other	—	0.1

Weighted-average shares — diluted	20.1	21.5

Earnings per share:
Basic	$0.16	$0.59

Diluted	$0.16	$0.58

     As discussed further in Note 9, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.
7. Inventories
     Inventories consist of the following:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in millions)
Finished products	$52.4	$53.5
Costs relating to long-term contracts and programs	53.0	41.5
Work in process	17.5	16.1
Raw materials and supplies	39.6	36.9

	162.5	148.0
Reserve to reduce certain inventories to LIFO basis	(16.8)	(16.9)
Progress payments	(52.4)	(46.3)

Total	$93.3	$84.8

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

8. Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2009, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill, net as of December 31, 2008	$66.4	$144.6	$7.1	$218.1
Acquisitions	3.3	0.4	—	3.7
Foreign currency translation	(0.3)	(2.8)	—	(3.1)

Goodwill, net as of March 31, 2009	$69.4	$142.2	$7.1	$218.7

     Due to the impact of the continuing deterioration in the global economic environment and the Company’s reduced enterprise value resulting from the decrease in its stock price, the Company is in the process of assessing whether any impairment of its goodwill has occurred. Although the exact amount of the non-cash charges, if any, related to an impairment of goodwill cannot be determined at this time, the indicators point to a potential impairment in the Company’s GGB reporting unit which is included in the Company’s Engineered Products segment and the Plastomer Technologies reporting unit which is included in the Company’s Sealing Products segment. The goodwill associated with these reporting units as of March 31, 2009 was $110.2 million. The Company will complete the evaluation during the second quarter and will record the goodwill impairment charge at that time, if necessary.
     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2009		As of December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$77.2	$28.8	$77.3	$27.1
Existing technology	22.0	5.3	22.4	5.0
Trademarks	36.7	6.5	36.5	6.4
Other	14.0	8.6	14.1	8.4

	$149.9	$49.2	$150.3	$46.9

     Amortization expense for the quarters ended March 31, 2009 and 2008, was $2.5 million and $2.6 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $23 million as of March 31, 2009 that are not amortized.
9. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year. The Debentures will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and would rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They would effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
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
     The conditions that permit conversion were not satisfied at March 31, 2009.
     Upon conversion of any Debentures, the principal amount would be settled in cash. Specifically, in connection with any conversion, the Company will satisfy its obligations under the Debentures by delivering to holders, in respect of each $1,000 aggregate principal amount of Debentures being converted:
•	cash equal to the lesser of $1,000 or the Conversion Value (defined below), and

•	to the extent the Conversion Value exceeds $1,000, a number of shares equal to the sum of, for each day of the Cash Settlement Period, (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of the Company’s common stock for such date and (B) $1,000, divided by (2) the closing price of the Company’s common stock for such day.
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

     APB 14-1 requires that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $46.4 million as of March 31, 2009, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $126.1 million net carrying amount of the liability component at March 31, 2009. As of December 31, 2008, the unamortized debt discount was $47.7 million and the net carrying amount of the liability component was $124.8 million. Interest expense related to the Debentures for the quarters ended March 31, 2009 and 2008 includes $1.7 million of contractual interest coupon in both periods and $1.3 million and $1.1 million, respectively, of debt discount amortization.
10. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2009 and 2008, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in millions)
Service cost	$1.7	$1.8	$0.3	$0.2
Interest cost	3.1	2.9	0.3	0.3
Expected return on plan assets	(2.7)	(3.5)	—	—
Prior service cost component	0.2	0.2	—	0.1
Net loss component	1.6	0.1	—	—

	$3.9	$1.5	$0.6	$0.6

     The Company anticipates there will be a required funding of $6.4 million in 2009 for its U.S. defined benefit pension plans. However, the Company may utilize credit balances, which were received in prior years for making discretionary contributions to the plans to offset the majority of the U.S. required contribution. The Company expects to make total contributions of approximately $0.9 million in 2009 to its foreign pension plans.
11. Derivative Instruments
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
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $94.4 million and $130.3 million at March 31, 2009 and December 31, 2008, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets.
12. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products and rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.
     During 2009, the Company modified the methodology for allocating certain corporate expenses that specifically related to the operating segments. For comparability purposes, segment profits in 2008 have been adjusted to be consistent with the new expense allocation used by management to evaluate segment performance.
     Segment operating results and other financial data for the quarters ended March 31, 2009 and 2008, are as follows:

	Quarters Ended
	March 31,
	2009	2008
	(in millions)
Sales
Sealing Products	$97.1	$123.6
Engineered Products	88.0	133.1
Engine Products and Services	31.7	26.5

	216.8	283.2
Intersegment sales	(0.4)	(0.1)

Total sales	$216.4	$283.1

Segment Profit (Loss)
Sealing Products	$12.7	$20.6
Engineered Products	(1.9)	21.1
Engine Products and Services	5.5	3.4

Total segment profit	16.3	45.1

Corporate expenses	(7.3)	(7.7)
Asbestos-related expenses	(13.6)	(12.1)
Interest expense, net	(3.0)	(2.0)
Other expense, net	(0.9)	(3.4)

Income (loss) before income taxes	$(8.5)	$19.9

     Segment assets are as follows:

	March 31,	December 31,
	2009	2008
Sealing Products	$296.3	$291.4
Engineered Products	469.6	484.9
Engine Products and Services	84.2	72.4
Corporate	471.2	485.1

	$1,321.3	$1,333.8

13. Fair Value Measurements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities until January 1, 2009. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents	$43.8	$43.8	$—	$—
Crucible back-up trust assets	22.7	22.7	—	—
Cash management fund	5.0	—	5.0	—
Foreign currency derivatives	1.7	—	1.7	—
Deferred compensation assets	2.6	2.6	—	—

	$75.8	$69.1	$6.7	$—

Liabilities
Deferred compensation liabilities	$4.2	$4.2	$—	$—
Foreign currency derivatives	1.0	—	1.0	—

	$5.2	$4.2	$1.0	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents	$65.8	$65.8	$—	$—
Crucible back-up trust assets	22.4	22.4	—	—
Cash management fund	7.1	—	7.1	—
Foreign currency derivatives	1.8	—	1.8	—
Deferred compensation assets	2.6	2.6	—	—

	$99.7	$90.8	$8.9	$—

Liabilities
Deferred compensation liabilities	$4.1	$4.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$4.8	$4.1	$0.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 14, “Commitments and Contingencies — Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2009 and December 31, 2008, EnPro had accrued liabilities of $21.3 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     Because of the possibility that Coltec could be required to make additional contributions to the Benefits Trust to cover potential shortfalls, Coltec was required to establish a second trust (the “Back-Up Trust”). The trust assets and a corresponding liability of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and in retained liabilities of previously owned businesses, respectively, and amounted to $22.7 million each at March 31, 2009. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. The Back-Up Trust assets and liability will be kept equal to each other on the Company’s Consolidated Balance Sheets until 2015 when the final actuarial report is completed and a determination is made as to whether or not a payment to the Benefits Trust is required. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company.
     The Company also has ongoing obligations, which are included in retained liabilities of previously owned businesses in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt Guarantees
     As of March 31, 2009, the Company had contingent liabilities for potential payments on guarantees of certain debt obligations totaling $3.2 million. These guarantees arose from the divestitures of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt agreements, the Company could be responsible for these obligations.
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
     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2009 and 2008 are as follows:

	2009	2008
	(in millions)
Balance at beginning of year	$4.1	$3.6
Charges to expense	1.0	0.9
Charges to the accrual (primarily payments)	(1.1)	(0.9)

Balance at end of period	$4.0	$3.6

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 103,900 open cases at March 31, 2009, the Company is aware of approximately 5,800 (5.6%) that involve claimants alleging mesothelioma.
     New Filings. About 1,100 new claims were filed against the Company’s subsidiaries in the first quarter of 2009, down from the 1,400 claims filed in the first quarter of 2008. The number of new actions filed against the Company’s subsidiaries in 2008 (5,500) was about 5% higher than the number filed in 2007 (5,200) but was significantly lower than the number filed in 2006 (7,700). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The trend of declining new filings has been principally in non-malignant claims; however, the number of new filings of claims alleging mesothelioma, lung and other cancers has declined only modestly since 2005. The number of new mesothelioma filings against the Company’s subsidiaries was actually higher for 2008 than for 2007.

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
     Garlock’s product defenses have enabled it to be successful at trial. Garlock won defense verdicts in three of the six cases tried to verdict in 2008, and in seven of twelve cases tried to verdict in the three-year period 2006 through 2008. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first quarter of 2009, Garlock began two trials involving two plaintiffs. In a Kentucky mesothelioma case, the jury awarded the plaintiff $2.1 million. Garlock’s share of this verdict was $525,000; Garlock will appeal. In California, Garlock received a dismissal in a mesothelioma case during trial.
     In 2008, Garlock began eleven trials involving thirteen plaintiffs. Garlock received three jury verdicts in its favor, one in an Ohio case and two in a Pennsylvania trial involving two plaintiffs. A lawsuit in California was dismissed during trial. In South Carolina, Garlock obtained a dismissal in one case during trial because there was insufficient evidence of exposure to Garlock products. In a Kentucky lung cancer case, the jury awarded the plaintiff $1.52 million. Garlock’s share of this verdict was approximately $682,000; Garlock has appealed. In a Pennsylvania lung cancer case the jury awarded the plaintiff $400,000. Garlock’s share was $200,000, 50% of the total verdict. Garlock paid this verdict in the first quarter of 2009. In an Illinois case the jury awarded $500,000 against Garlock to a plaintiff with asbestosis. Garlock has appealed. Also in Pennsylvania, four lawsuits involving five plaintiffs settled during trial before the jury reached a verdict.
     In 2007, Garlock began nine trials involving twelve plaintiffs. A Massachusetts jury returned a defense verdict in favor of Garlock. In a Kentucky case, the jury awarded the plaintiff $145,000 against Garlock. Garlock has appealed. Four lawsuits in Pennsylvania settled during trial before the juries had reached a verdict. Garlock also settled cases during trial in Louisiana, Maryland and Washington.
     In 2006, Garlock began ten trials involving eleven plaintiffs. Garlock received jury verdicts in its favor in Oakland, California; Easton, Pennsylvania; and Louisville, Kentucky. In Pennsylvania, three other lawsuits involving four plaintiffs settled during trial before the juries reached verdict. Garlock also settled cases in Massachusetts, California and Texas during trial. In a Kentucky case, the jury awarded the plaintiff $900,000 against Garlock. The award was significantly less than the $1.75 million award against Garlock in a previous trial of the same case, which Garlock successfully appealed. In addition, Garlock obtained dismissals in two cases in Philadelphia after the juries were selected but before the trials began because there was insufficient evidence of exposure to Garlock products.

     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. On the other hand, the Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore and Garlock paid that verdict, with post-judgment interest, in 2006. In a separate Baltimore case in 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in 2007. At March 31, 2009, five Garlock appeals were pending from adverse verdicts totaling $2.7 million, up from $2.2 million at December 31, 2008 and $1.4 million at December 31, 2007.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company has been required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At March 31, 2009, the Company had approximately $1.7 million of appeal bonds secured by letters of credit.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments have continued to decline gradually and totaled $71 million in 2008. New settlement commitments in the first quarter of 2009 were $22.5 million, up from $8.2 million in the first quarter of 2008. Much of the increase was because of timing.
     Settlements are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff’s alleged illness and other defendants, alternative sources of payment available to the plaintiff, the availability of legal defenses, and whether the action is an individual one or part of a group.
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

     Insurance Coverage. At March 31, 2009, Garlock had available $302.2 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at March 31, 2009, Garlock classified $18.3 million of otherwise available insurance as insolvent. Garlock collected approximately $0.1 million from insolvent carriers in 2008, and the Company believes that Garlock will collect some additional amounts from insolvent carriers in the future. However, there can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $302.2 million of collectible insurance and trust assets, the Company considers $292.0 million (97%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $10.2 million (3%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($6.5 million) or (b) various London market carriers ($3.7 million). Of the $302.2 million, $233.6 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2009 — 2018 in approximately the following annual amounts: 2009 through 2010 — $67 million per year ($5.2 million was collected in the first quarter of 2009); 2011 — $40 million; 2012 and 2013 — $25 million per year; 2014 through 2016 — $20 million per year; and 2017 and 2018 — $12 million per year. The Company collected $73 million of insurance in 2008. These amounts are significantly lower than amounts collected in past years.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007 and $20 million in 2008 and is scheduled to receive $20 million in 2009.
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
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White has updated its estimate every quarter since the end of 2004. Beginning in 2009, Bates White will update its estimate of the Company’s subsidiaries’ liability for pending and future asbestos claims annually in the fourth quarter.
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
     The estimated range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, and (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases, and (4) an increasing propensity to sue Garlock. Because the 524(g) trusts are estimated by some, including Bates White, to have billions of dollars available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. The Company’s internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with its internal estimates.
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
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $456.4 million. The estimated liability of $456.4 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The Company’s estimate is within the Bates White range, developed independently, and the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation.
     At December 31, 2008, Bates White also indicated a broader range of potential estimates from $189 million to $711 million. The Company cautions that points within or outside that broader range remain possible outcomes. Also, while the Company agrees with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for pending and future claims for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $6 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in the Company’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, amounts of recoveries from insolvent carriers, and earnings from insurance settlement trusts.
     In the first quarter of 2009, the Company recorded a pre-tax charge of $13.6 million to reflect net cash outlays of $4.8 million for fees and expenses paid during the quarter and an $8.8 million non-cash charge consisting of $6.3 million to add an estimate of the liability for the first quarter of 2019 to maintain a ten-year estimate and an increase of $2.5 million in incurred but unpaid legal fees. In the first quarter of 2008, the Company recorded a pre-tax charge of $12.1 million to reflect cash outlays of $5.6 million for fees and expenses incurred during the quarter and a $6.5 million non-cash charge primarily to add an estimate for the first quarter of 2018 to maintain a ten-year estimate.
     Quantitative Claims and Insurance Information. The Company’s liability as of March 31, 2009 was $465.8 million (the Company’s estimate of the liability described above of $456.4 million plus $9.4 million of accrued legal and other fees already incurred but not yet paid). The liability as of March 31, 2009, included $96.4 million classified as a current liability and $369.4 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of March 31, 2009, the Company had remaining insurance and trust coverage of $302.2 million which is reflected on its balance sheet as a receivable ($75.0 million classified in current assets and $227.2 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $233.6 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $68.6 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2009	2008
Pending Cases (1)
New actions filed during period	1,100	1,400
Open actions at period-end	103,900	105,900
Cash Flow (dollars in millions)
Payments (2)	$(13.3)	$(20.9)
Insurance recoveries (3)	5.2	13.4

Net cash flow	$(8.1)	$(7.5)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$233.6	$254.2
Insurance available for pending and future claims	68.6	114.3

Remaining solvent insurance and trust assets	$302.2	$368.5

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$465.8	$516.0
Insurance available for pending and future claims	68.6	114.3

Liability in excess of insurance coverage (6)	397.2	401.7
Insurance receivable for previously paid claims	233.6	254.2

Liability in excess of anticipated insurance collections (6)	$163.6	$147.5

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 462 and 130 in the first quarter of 2009 and 2008, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At March 31, 2009 and 2008, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $9.4 million and $6.4 million at March 31, 2009 and 2008, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Forward-Looking Information
     This quarterly report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations and business of EnPro that are subject to risk and uncertainty. We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” and other expressions generally identify forward-looking statements.
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2008, other important factors that could result in those differences include:
•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the financial viability of insurance carriers, the amount and timing of payments of claims and related expenses, the amount and timing of insurance collections, limitations on the amount that may be recovered from insurance carriers, the bankruptcies of other defendants and the results of litigation;

•	the estimated liability for current and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is a point within a range of estimated values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt payments, employee benefit obligations and other matters.
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
     In January 2008, we acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The operation conducts business as Garlock Sealing Technologies (Shanghai) Co. Ltd. and is operated and managed as part of the global Garlock Sealing Technologies business unit in the Sealing Products segment. Sinflex was Garlock’s principal distributor in China for over a decade. The acquisition establishes an operation presence for Garlock in China and is key to our ability to address China’s fast-growing sealing products market.

     In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. The acquisition expands the products we offer to commercial vehicle customers. V.W. Kaiser Engineering is located in Michigan. It is operated and managed as part of the Stemco business unit, also in the Sealing Products segment.
     In May 2008, we acquired certain assets and assumed certain liabilities of Air Perfection in California. Air Perfection is engaged in the audit, sale, distribution, rental and service of compressed air systems and the various components that comprise such systems. The acquisition improves Quincy’s access to customers and opportunities for growth in important regional markets. The business is operated and managed as part of the Quincy Compressor business unit, which is in the Engineered Products segment.
     In June 2008, we purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, we own 100% of Garlock Pty Limited, which is in the Sealing Products segment.
     In October and November 2008, we acquired certain assets of and assumed certain liabilities of three businesses which provide components and aftermarket services for reciprocating compressors to customers in the petroleum, natural gas, PET bottle molding and chemical processing industries. The acquired businesses are Horizon Compressor Services, Inc., located in Houston, Texas; RAM Air, Inc., located in New Smyrna Beach, Florida; and C&P Services (Northern) Limited, located in Warrington, UK. These acquisitions expand CPI’s product lines and provide access to new markets. The businesses are operated and managed as part of the CPI business unit in the Engineered Products segment.
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
     In February 2009, we purchased PTM (UK) Limited, a privately-owned manufacturer and distributor of sealing products with two locations in the United Kingdom. The acquisition of PTM continues the expansion of Garlock’s presence in the U.K., increasing the scale of the U.K. sealing products business and the ability to address new market segments. PTM is included in our Sealing Products segment.
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
     Outlook. We believe we are making progress in connection with our business priorities to pursue operational, commercial, pricing and sourcing excellence; to accelerate growth through new products, new markets and acquisitions; and to effectively manage cash. We believe the acquisitions we have completed contribute to the geographic expansion of our key businesses and that they improve our product offerings. However, the weaknesses in our markets that we began to encounter in 2008 have continued into 2009. Sharp declines in volume in most of our industrial markets have significantly reduced our profitability. As our markets have deteriorated, we have acted quickly to reduce employment levels, freeze salaries and shorten work weeks, and we have taken other significant steps to lower production costs and reduce spending. While we expect to benefit from these actions, we continue to expect lower sales and operating income in 2009 compared to 2008 as we expect the weaknesses in our markets to continue throughout the year.
     As a result of recent structural and organizational changes we have made in our European operations, our mix of domestic and foreign earnings, and the application of the required interim period accounting rules, we expect that our effective tax rate for 2009 may be volatile throughout 2009. The actual effective tax rate depends on our actual results versus the projections used in estimating the effective tax rate by jurisdiction, and therefore the actual effective tax rate may vary significantly as a result. For years beyond 2009, we anticipate that our effective tax rate should generally be lower than historical rates.
     Due to recent volatility in the equity and fixed income investment markets, we, like many companies, have experienced a significant decline in the value of the assets that fund our U.S. defined benefit pension plans and an increase in the value of plan liabilities. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2009 totaling $6.4 million. However, we may utilize our remaining credit balances, which we received in prior years for making discretionary contributions to the plans which were not required, to offset the majority of the required contributions in 2009. We estimate that the annual U.S. pension expense will increase to approximately $14.0 — $15.0 million in 2009 compared to $4.8 million in 2008.
     In connection with our business strategy to accelerate growth, we will continue to evaluate acquisitions and divestitures in 2009; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
     We are currently conducting an evaluation of goodwill to determine if it has been impaired by deterioration in the global economic environment. Preliminary results indicate potential impairments at GGB in the Engineered Products segment and at Plastomer Technologies in the Sealing Products segment. Total goodwill associated with these businesses at March 31, 2009 was $110.2 million. While the exact amount of any potential impairment charge cannot be determined at this time, the charge would be non-cash and would be recorded in our second quarter results.

Results of Operations

	Quarters Ended
	March 31,
	2009	2008
	(in millions)
Sales
Sealing Products	$97.1	$123.6
Engineered Products	88.0	133.1
Engine Products and Services	31.7	26.5

	216.8	283.2

Intersegment sales	(0.4)	(0.1)

Total sales	$216.4	$283.1

Segment Profit (Loss)
Sealing Products	$12.7	$20.6
Engineered Products	(1.9)	21.1
Engine Products and Services	5.5	3.4

Total segment profit	16.3	45.1

Corporate expenses	(7.3)	(7.7)
Asbestos-related expenses	(13.6)	(12.1)
Interest expense, net	(3.0)	(2.0)
Other expense, net	(0.9)	(3.4)

Income (loss) before income taxes	$(8.5)	$19.9

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
First Quarter of 2009 Compared to the First Quarter of 2008
     Sales of $216.4 million in the first quarter of 2009 decreased 24% from $283.1 million in the comparable quarter of 2008. The decrease in the values of foreign currencies relative to the U.S. dollar negatively impacted results by six percentage points. The additional results from the acquisitions completed since the first quarter of 2008, which contributed two percentage points to revenue on a year-over-year basis, partially offset the currency impact. The decline in sales was the result of weak automotive and industrial markets for GGB, lower air compressor unit volumes at Quincy, reduced OEM volumes at Stemco and lower demand for Garlock Sealing Technologies’ and Garlock Rubber Technologies’ products in North America.
     Segment profit, management’s primary measure of how our operations perform, decreased 64% from $45.1 million in the first quarter of 2008 to $16.3 million in 2009. Segment profit decreased primarily due to lower volumes and lower absorption of manufacturing costs due to reduced production levels. These decreases were partially offset by material cost improvements and selected price increases. Segment margins, defined as segment profit divided by sales, declined from 15.9% in 2008 to 7.5% in 2009. The weaker results at most businesses were the primary cause for the decrease in segment margins, offsetting margin improvements at Fairbanks Morse Engines.

     Other expense, net was lower in the first quarter of 2009 primarily due to $2.4 million of expenses incurred in the first quarter of 2008 for external advisors and service providers engaged in connection with the contested election of directors, which was subsequently resolved. There were no such expenses in the first quarter of 2009.
     The income tax provision for the interim periods presented is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country-by-country basis. The effective tax rate on continuing operations was a 138.0% benefit for the three months ended March 31, 2009, as compared to a 37.3% expense for the same period in the prior year. Our effective tax rate fluctuates due to a variety of factors, including state income taxes, the mix of income between U.S. and foreign jurisdictions taxed at varying rates, various changes in estimates of permanent differences and valuation allowances and the relative size of our consolidated income before income taxes.
     The primary factor impacting our effective tax rate is the mix of earnings between the various tax jurisdictions in which we do business. Each tax jurisdiction has its own set of tax laws and tax rates. The income earned by our subsidiaries in each jurisdiction is taxed independently by these various jurisdictions. Currently, the applicable statutory income tax rates in the jurisdictions that we operate in range from 0% to 38%. Therefore, the amount of income tax expense in each jurisdiction as compared to our consolidated income (loss) before income taxes has a significant impact on our annual effective tax rate.
     Net income was $3.2 million, or $0.16 per share, in the first quarter of 2009 compared to $12.5 million, or $0.58 per share, in the same quarter of 2008. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $97.1 million in the first quarter of 2009 were 21% lower than the $123.6 million reported in the same quarter of 2008. Organic decreases caused seventeen percentage points of the reduction and the unfavorable impact of foreign currency exchange rates versus the U.S. dollar accounted for five percentage points of the reduction. Acquisitions completed since the first quarter of 2008 favorably impacted revenue by one percentage point. Sales at Garlock Sealing Technologies decreased 19%. Its sales were unfavorably impacted by reduced demand in U.S. and Asian markets; weakness in the steel sector; and decreases in the value of foreign currencies. Stemco’s sales during the quarter decreased 20% year-over-year primarily as a result of the lower volumes, partially offset by the inclusion of the V.W. Kaiser business for a full quarter in 2009. Its OEM and aftermarket sales for the U.S. heavy-duty truck market were lower compared to 2008 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Garlock Rubber Technologies and Plastomer Technologies experienced sales decreases during the first quarter of 2009 compared to the same quarter last year due to reduced volumes in their key markets.
     Segment profit of $12.7 million in the first quarter of 2009 decreased 38% compared to the $20.6 million reported in the first quarter of 2008. A 32% decrease in profit at Garlock Sealing Technologies reflected the impact of lower sales and lower absorption of manufacturing costs due to reduced production levels. Stemco reported a decline in profit primarily due to the slowdown in the heavy-duty vehicle markets and the resulting lower volume and absorption of manufacturing costs partially offset by selected price increases. Garlock Rubber Technologies reported a slight decrease in segment profit. Manufacturing costs and volume decline negatively impacted Plastomer Technologies’ results as they reported a decline in earnings compared to last year. Operating margins for the segment decreased to 13.1% in 2009 from 16.7% in 2008 as a result of the earnings declines at these operations.

     Engineered Products. Sales of $88.0 million in the first quarter of 2009 were 34% lower than the $133.1 million reported in 2008. Acquisitions completed since the first quarter of 2008 favorably impacted revenue by three percentage points. This was more than offset by reduced activity in the segment’s other operations, which reduced sales by 30 percentage points, and the year-over-year decrease in the value of foreign currencies, which produced seven percentage points of the sales decrease. Sales for GGB in the first quarter of 2009 were 47% lower than the amount reported in the comparable quarter of 2008 primarily due to reduced volume in automotive and industrial markets. Quincy Compressor’s sales decreased as a result of reduced volumes in its key markets, which were partially offset by the sales from an acquisition completed in the second quarter of 2008. Sales for Compressor Products International in the first quarter of 2009 were 19% lower due to lower volume in its natural gas and other markets and unfavorable foreign exchange rates.
     The segment loss in the first quarter of 2009 was $1.9 million, compared to the $21.1 million segment profit reported in the same quarter of 2008. GGB’s profits decreased in 2009 due to lower volume in its automotive and industrial markets, lower absorption of manufacturing costs due to reduced production levels, and cost increases. Quincy Compressor reported a decrease in its profit as a result of lower volume and lower absorption of manufacturing costs. Profits at Compressor Products International decreased as a result of lower volume, unfavorable foreign exchange rates and higher costs. The negative operating margins in the quarter for the segment compare to 15.9% margins in the first quarter of 2008.
     Engine Products and Services. Sales increased 20% from $26.5 million in the first quarter of 2008 to $31.7 million in the first quarter of 2009. The increase was attributable to higher parts, service and engine sales.
     The segment reported a profit of $5.5 million in the first quarter of 2009 compared to $3.4 million in the first quarter of 2008. The year-over-year improvement consisted of higher aftermarket sales and engine volumes, partially offset by higher material costs in the current quarter compared to the first quarter of 2008. Operating margins for the segment increased to 17.4% in 2009 from 12.8% in 2008.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, debt repayments and common stock repurchases have been and continue to be funded from cash balances on hand and cash generated from operations. The Company intends to continue to consider acquisition opportunities, some of which may be of a size that would exceed available cash balances. Should we need additional capital in the future, we have other resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated cash in the amount of $0.5 million in the first quarter of 2009 compared to $9.4 million in the same period last year. The decrease in operating cash flows was primarily attributable to lower earnings before interest, taxes, depreciation and amortization (EBITDA) resulting from lower volumes in the first quarter of 2009 compared to 2008. The decrease in EBITDA was partially offset by a lower increase in working capital.
     Investing activities used $10.6 million and $39.4 million of cash during the first quarter of 2009 and 2008, respectively. We made net payments for acquisitions of $5.3 million in 2009 compared to $27.2 million in 2008. In addition, capital expenditures in 2009 were $5.4 million less than in 2008 due to reduced spending at GGB in Europe and on Garlock’s Palmyra modernization project, as well as the Company’s actions to reduce spending in response to the current economic environment. We also received $2.0 million from the distribution of proceeds from an investment.

     In the first quarter of 2009, we paid off $9.6 million in industrial revenue bonds that matured during the period. This transaction was included in financing activities in the Consolidated Statements of Cash Flows.
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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at March 31, 2009.
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
     The $3.1 million of 7 1/2% Coltec Senior Notes were paid in the second quarter of 2008. Industrial revenue bonds, in the amount of $9.6 million were repaid in full during the first quarter of 2009.
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2008, for a complete list of our critical accounting policies and estimates.

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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 19 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 14 sites and are in progress at the other five sites. The majority of these remediation projects involve former operating facilities that were sold or closed and primarily deal with remediation of soil and groundwater contamination.
     As of March 31, 2009 and December 31, 2008, EnPro had accrued liabilities of $21.3 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 14 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Debt Guarantees
     As of March 31, 2009, we had contingent liabilities for potential payments on guarantees of certain debt obligations totaling $3.2 million. These guarantees arose from the divestiture of Crucible and Central Moloney, and expire at various dates through 2010. There is no liability for these guarantees reflected in our Consolidated Balance Sheets. In the event that the other parties do not fulfill their obligations under the debt agreements, we could be responsible for these obligations.
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
     Insurance Coverage. At March 31, 2009, Garlock had available $302.2 million of insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. See Note 14 to the Consolidated Financial Statements for additional information about the quality of Garlock’s solvent insurance, additional insurance classified as insolvent, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
     Our Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, we authorized counsel to retain Bates White to assist in estimating our subsidiaries’ liability for pending and future asbestos claims.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White has updated its estimate every quarter since the end of 2004. Beginning in 2009, Bates White will update its estimate of the Company’s subsidiaries’ liability for pending and future asbestos claims annually in the fourth quarter.
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
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Our internal estimate has been within the Bates White range of equally likely estimates and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate in the fourth quarter of 2006 and have adjusted the liability in each subsequent quarter consistent with our internal estimates.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $456.4 million. The estimated liability of $456.4 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     Our estimate is within the Bates White range, developed independently, and we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation. At December 31, 2008, Bates White also indicated a broader range of potential estimates from $189 million to $711 million. We caution that points within or outside that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for pending and future claims for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $6 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges or credits to income in future quarters for:
•	Increases or decreases, if any, in our estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, amounts of recoveries from insolvent carriers, and earnings from insurance settlement trusts.
     In the first quarter of 2009, we recorded a pre-tax charge of $13.6 million to reflect net cash outlays of $4.8 million for fees and expenses paid during the quarter and an $8.8 million non-cash charge consisting of $6.3 million to add an estimate of the liability for the first quarter of 2019 to maintain a ten-year estimate and an increase of $2.5 million in incurred but unpaid legal fees. In the first quarter of 2008, we recorded a pre-tax charge of $12.1 million to reflect cash outlays of $5.6 million for fees and expenses incurred during the quarter and a $6.5 million non-cash charge primarily to add an estimate for the first quarter of 2018 to maintain a ten-year estimate.
     See Note 14 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of March 31, 2009 was $465.8 million (our estimate of the liability described above of $456.4 million plus $9.4 million of accrued legal and other fees already incurred but not yet paid). The liability as of March 31, 2009, included $96.4 million classified as a current liability and $369.4 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 14 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
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

     Reform Legislation. Reform measures have been adopted in several states and are likely to be considered from time-to-time on a state-by-state basis in a number of other jurisdictions. While reform legislation ultimately may be adopted by the U.S. Congress, it appears unlikely that any federal asbestos legislation will be enacted in the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities or through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2008, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2009:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell British pound/buy euro	$27.7	Apr 2009	0.900 to 0.939 pound/euro
Buy euro/sell USD	19.3	Apr 2009 — Mar 2010	1.277 to 1.516 USD/euro
Buy USD/sell euro	13.0	Apr 2009 — Dec 2009	1.455 to 1.463 USD/euro
Sell euro/buy Australian dollar	9.9	Apr 2009	1.935 to 1.939 Australian dollar/euro
Sell USD/buy Canadian dollar	3.9	Apr 2009 — Dec 2009	1.061 to 1.063 Canadian dollar/USD
Buy USD/sell Australian dollar	3.2	Apr 2009 — Dec 2009	0.825 to 0.843 USD/Australian dollar
Buy British pound/sell euro	3.0	Apr 2009 — Dec 2009	0.796 to 0.799 pound/euro
Buy euro/sell Mexican peso	1.5	Apr 2009	19.327 to 19.432 Mexican peso/euro

	81.5

Option Contracts
Buy euro/sell USD	12.9	Apr 2009 — Dec 2010	1.336 USD/euro

	$94.4

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2009.

	(a) Total Number		(c) Total Number of	(d) Maximum Number (or
	of Shares	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	(or Units)	Price Paid per	Purchased as Part of	Shares (or Units) That May
	Purchased	Share (or Unit)	Publicly Announced	Yet Be Purchased Under
Period	(1)	(1)	Plans or Programs	the Plans or Programs
January 1 — January 31, 2009	—	—	—	—

February 1 — February 28, 2009	—	—	—	—

March 1 — March 31, 2009	1,374	$17.05	—	—

Total	1,374	$17.05	—	—

(1)	A total of 1,374 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $17.05 per share, the average of the high and low prices of our common stock on March 31, 2009. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of May, 2009.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Management Continuity Agreement dated as of February 11, 2009 between EnPro Industries, Inc. and Orville G. Lunking (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith