Form 10-Q
period 2009-06-30
ENPRO INDUSTRIES, INC
filed 2009-08-07
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of July 31, 2009, there were 20,180,363 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2009 and 2008
(in millions, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)

Net sales	$235.3	$316.8	$451.7	$599.9
Cost of sales	160.8	201.8	304.3	381.4

Gross profit	74.5	115.0	147.4	218.5

Operating expenses:
Selling, general and administrative expenses	59.7	72.3	122.6	137.8
Asbestos-related expenses	14.3	12.2	27.9	24.3
Goodwill impairment charge	113.1	—	113.1	—
Other operating expense (income), net	5.1	(3.9)	7.0	(2.7)

	192.2	80.6	270.6	159.4

Operating income (loss)	(117.7)	34.4	(123.2)	59.1
Interest expense	(3.1)	(3.2)	(6.2)	(6.3)
Interest income	0.1	0.8	0.2	1.9
Other income (expense), net	19.5	(1.0)	19.5	(3.8)

Income (loss) before income taxes	(101.2)	31.0	(109.7)	50.9
Income tax benefit (expense)	(4.5)	(10.6)	7.2	(18.0)

Net income (loss)	$(105.7)	$20.4	$(102.5)	$32.9

Basic earnings (loss) per share	$(5.30)	$1.02	$(5.15)	$1.60

Diluted earnings (loss) per share	$(5.30)	$0.96	$(5.15)	$1.54

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2009 and 2008
(in millions)

	2009	2008
		As Adjusted
		(Note 1)
OPERATING ACTIVITIES
Net income (loss)	$(102.5)	$32.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15.9	15.2
Amortization	6.5	7.0
Accretion of debt discount	2.6	2.3
Goodwill impairment charge	113.1	—
Gain on sale of assets	—	(2.2)
Deferred income taxes	(14.0)	2.9
Stock-based compensation	0.2	3.1
Excess tax benefits from stock-based compensation	—	(0.5)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	8.1	22.5
Accounts and notes receivable	17.0	(32.7)
Inventories	(9.0)	(7.2)
Accounts payable	(9.8)	6.2
Other current assets and liabilities	(8.0)	4.7
Other non-current assets and liabilities	(15.8)	1.0

Net cash provided by operating activities	4.3	55.2

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.7)	(26.1)
Proceeds from sales of assets	0.1	3.1
Proceeds from liquidation of investments	2.7	2.6
Acquisitions, net of cash acquired	(5.2)	(36.9)
Other	1.0	3.1

Net cash used in investing activities	(15.1)	(54.2)

FINANCING ACTIVITIES
Repayments of debt	(9.6)	(4.0)
Common stock repurchases	—	(50.2)
Proceeds from issuance of common stock	—	0.1
Excess tax benefits from stock-based compensation	—	0.5

Net cash used in financing activities	(9.6)	(53.6)

Effect of exchange rate changes on cash and cash equivalents	2.1	0.5

Net decrease in cash and cash equivalents	(18.3)	(52.1)
Cash and cash equivalents at beginning of year	76.3	129.2

Cash and cash equivalents at end of period	$58.0	$77.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.8	$4.1
Income taxes	$6.8	$15.1
Asbestos-related claims and expenses, net of insurance recoveries	$19.8	$1.8
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30,	December 31,
	2009	2008
		As Adjusted
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$58.0	$76.3
Accounts and notes receivable	144.9	157.7
Asbestos insurance receivable	65.3	67.9
Inventories	95.3	84.8
Other current assets	40.3	40.9

Total current assets	403.8	427.6
Property, plant and equipment	204.8	206.1
Goodwill	113.1	218.1
Other intangible assets	101.4	103.4
Asbestos insurance receivable	203.1	239.5
Deferred income taxes	89.9	79.1
Other assets	53.1	60.0

Total assets	$1,169.2	$1,333.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$9.6
Accounts payable	57.7	66.4
Asbestos liability	76.1	85.3
Other accrued expenses	78.6	86.4

Total current liabilities	212.4	247.7
Long-term debt	127.4	124.9
Asbestos liability	358.6	380.2
Pension liability	84.7	80.3
Other liabilities	53.9	74.6

Total liabilities	837.0	907.7

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued and outstanding, 20,179,043 shares in 2009 and 20,031,709 in 2008	0.2	0.2
Additional paid-in capital	400.3	400.2
Retained earnings (accumulated deficit)	(57.9)	44.6
Accumulated other comprehensive loss	(9.0)	(17.4)
Common stock held in treasury, at cost – 214,186 shares in 2009 and 217,790 shares in 2008	(1.4)	(1.5)

Total shareholders’ equity	332.2	426.1

Total liabilities and shareholders’ equity	$1,169.2	$1,333.8

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
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2008, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. The Company has evaluated events and transactions that have occurred after June 30, 2009, but before August 7, 2009 (the issuance date of these consolidated financial statements) in the preparation of these consolidated financial statements. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2008.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     The Financial Accounting Standards Board (“FASB”) has issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for the Company’s 2009 financial statements including interim periods. Early application was not permitted; however, the transition guidance requires retrospective application to all periods presented. Prior periods presented in these consolidated financial statements and related notes have been recast to report as if APB 14-1 had been used and the effects of those changes are shown below.

	For the Quarter		For the Six Months
	Ended June 30, 2008		Ended June 30, 2008
	As		As
	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted
	(in millions, except per share amounts)
Consolidated Statements of Operations
Selling, general and administrative expenses	$72.4	$72.3	$137.9	$137.8
Total operating expenses	80.7	80.6	159.5	159.4
Operating income	34.3	34.4	59.0	59.1
Interest expense	(2.0)	(3.2)	(4.0)	(6.3)
Income before income taxes	32.1	31.0	53.1	50.9
Income tax expense	(11.0)	(10.6)	(18.8)	(18.0)
Net income	21.1	20.4	34.3	32.9
Basic earnings per share	1.05	1.02	1.67	1.60
Diluted earnings per share	0.99	0.96	1.60	1.54

Consolidated Statement of Cash Flows
Net income			34.3	32.9
Accretion of debt discount			—	2.3
Deferred income taxes			3.7	2.9
Change in other non-current assets and liabilities			1.1	1.0

	As of December 31, 2008
	(in millions)
	As
	Previously	As
	Reported	Adjusted
Consolidated Balance Sheet
Deferred income taxes	$96.5	$79.1
Other assets	61.3	60.0
Total assets	1,352.5	1,333.8
Long-term debt	172.6	124.9
Total liabilities	955.4	907.7
Additional paid-in capital	363.0	400.2
Retained earnings	52.8	44.6
Total shareholders’ equity	397.1	426.1
Total liabilities and shareholders’ equity	1,352.5	1,333.8
     The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.
     The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS 161 during the quarter ended March 31, 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.
     The FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the underlying concepts of SFAS 141, “Business Combinations” in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of aspects. The Company adopted SFAS 141(R) for any business combinations for which the acquisition date is on or after January 1, 2009. This new standard did not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standard.
     The FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.
     Recent Accounting Pronouncement
     The FASB has issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures, adoption of the standard will not affect the Company’s financial condition, results of operations or cash flows.
2. Acquisition
     In February 2009, the Company acquired PTM (UK) Limited, a full service provider of sealing solutions. The acquisition was paid for in cash and is included in the Company’s Sealing Products segment. The purchase price allocations of PTM (UK) Limited and other recently acquired businesses are subject to the completion of the valuation of certain assets and liabilities.
3. Other Operating Expense (Income), Net
     The Company incurred $5.1 million and $7.0 million of restructuring costs during the quarter and six months ended June 30, 2009, and $0.8 million and $2.0 million during the quarter and six months ended June 30, 2008. The 2009 costs relate primarily to workforce reductions announced at a number of locations due to the current economic conditions. Workforce reductions announced during the year, which relate to these restructuring costs, total 431 employees of which 351 had actually been terminated as of June 30, 2009.
     Restructuring reserve activity is summarized as follows:

(in millions)
Balance at December 31, 2008	$1.2
Provision	7.0
Cash payments and other	(3.1)

Balance at June 30, 2009	$5.1

     Restructuring costs by reportable segment are as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Sealing Products	$1.5	$1.9
Engineered Products	5.5	0.1

	$7.0	$2.0

     Included in other operating expense (income), net for the quarter and six months ended June 30, 2008, was $2.5 million received related to the favorable settlement of a warranty claim against a supplier. Also during the second quarter of 2008, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This related to the relocation and consolidation of facilities for an operation in the Sealing Products segment.
4. Other Income (Expense), Net
     In conjunction with the closure of a plant in the early 1980s, the Company’s Coltec subsidiary was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets.
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. A liability for potential payments to be made from the Back-Up Trust is recorded in the Company’s Consolidated Balance Sheets in other liabilities. In the quarter ended June 30, 2009, the Company recorded income of $19.2 million related to the reduction of this estimated liability based upon a recent actuarial analysis that determined the potential liability was significantly less than the amount accrued. This topic is discussed further in Note 15, “Commitments and Contingencies – Crucible Materials Corporation.”

     Included in other income (expense), net for the quarter and six months ended June 30, 2008, were $1.0 million and $3.4 million, respectively, of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
5. Income Taxes
     The Company recorded income tax expense of $4.5 million on a loss before income taxes of $101.2 million in the second quarter of 2009. During the second quarter of 2008, the Company recorded income tax expense of $10.6 million on income before income taxes of $31.0 million. The income tax expense in the second quarter of 2009 was impacted by the jurisdictional mix of earnings and losses in addition to a goodwill impairment charge which includes amounts not deductible for tax purposes.
     As of June 30, 2009 and December 31, 2008, the Company had $6.1 million and $5.6 million, respectively, of liabilities recorded for unrecognized tax benefits. The unrecognized tax benefit balances as of June 30, 2009 and December 31, 2008, included $1.8 million and $1.6 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of June 30, 2009 and December 31, 2008, were cumulative amounts of $4.3 million and $4.0 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. These amounts include interest of $0.6 million and $0.5 million, respectively. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
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
6. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$(105.7)	$20.4	$(102.5)	$32.9
Unrealized translation adjustments	13.1	(2.8)	6.2	17.2
Pensions and postretirement benefits	1.2	0.6	2.3	0.7
Net unrealized gains (losses) from cash flow hedges	0.3	0.2	(0.1)	1.7

Total comprehensive income (loss)	$(91.1)	$18.4	$(94.1)	$52.5

7. Earnings (Loss) Per Share
     The computation of basic and diluted earnings (loss) per share is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$(105.7)	$20.4	$(102.5)	$32.9

Denominator:
Weighted-average shares — basic	20.0	20.0	19.9	20.5
Share-based awards	—	0.4	—	0.4
Convertible debentures	—	0.6	—	0.3
Other	—	0.3	—	0.2

Weighted-average shares — diluted	20.0	21.3	19.9	21.4

Earnings (loss) per share:
Basic	$(5.30)	$1.02	$(5.15)	$1.60

Diluted	$(5.30)	$0.96	$(5.15)	$1.54

     As discussed further in Note 10, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.
     In the quarter and six months ended June 30, 2009, there were losses attributable to common shares. Potentially dilutive share-based awards of 0.2 million and 0.3 million were excluded from the calculation of diluted earnings per share for these respective periods, as they were antidilutive. There were no antidilutive shares in 2008.
8. Inventories
     Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2009	2008
	(in millions)
Finished products	$52.7	$53.5
Costs relating to long-term contracts and programs	48.1	41.5
Work in process	17.3	16.1
Raw materials and supplies	36.4	36.9

	154.5	148.0
Reserve to reduce certain inventories to LIFO basis	(16.6)	(16.9)
Progress payments	(42.6)	(46.3)

Total	$95.3	$84.8

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
9. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2009, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Goodwill, net as of December 31, 2008	$66.4	$144.6	$7.1	$218.1
Impairment	(4.4)	(108.7)	—	(113.1)
Acquisitions	3.3	0.4	—	3.7
Foreign currency translation	1.0	3.4	—	4.4

Goodwill, net as of June 30, 2009	$66.3	$39.7	$7.1	$113.1

     Goodwill is tested for impairment annually on October 1, or more frequently when events or circumstances indicate that it is more likely than not that impairment might have occurred. Due to the impact to the Company’s businesses from the continuing deterioration in the global economic environment and the Company’s reduced enterprise value resulting from the decrease in its stock price, the Company determined during the first quarter of 2009 that an interim test for impairment of goodwill was appropriate.
     In evaluating goodwill for impairment, if the fair value of the reporting unit is less than its carrying value, the Company is then required to proceed to the second step of the impairment test. The second step involves estimating the fair value of all of the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied value of the goodwill resulting from this process is then compared to the carrying value of the goodwill to determine the amount of impairment.
     The Company uses a discounted cash flow model and a market value approach to estimate its reporting units’ fair values in evaluating goodwill for impairment. The significant assumptions include projected cash flows, weighted average cost of capital, residual growth rates and market multiples. The Company also considers a control premium that represents the estimated amount an investor would pay for its equity securities to obtain a controlling interest and other factors.
     The Company’s analysis, completed for the second quarter of 2009, resulted in an implied fair value of goodwill of zero for two of its reporting units. As a result, the Company recognized a non-cash, pre-tax impairment charge of $113.1 million related to the Company’s GGB reporting unit included in the Engineered Products segment and the Plastomer Technologies reporting unit included in the Sealing Products segment during the second quarter of 2009. No impairment of any other long-lived asset was indicated.

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2009		As of December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$79.6	$30.9	$77.3	$27.1
Existing technology	22.4	5.8	22.4	5.0
Trademarks	37.7	7.0	36.5	6.4
Other	14.3	8.9	14.1	8.4

	$154.0	$52.6	$150.3	$46.9

     Amortization expense for the quarter and six months ended June 30, 2009, was $2.6 million and $5.1 million, respectively. Amortization expense for the quarter and six months ended June 30, 2008, was $2.8 million and $5.4 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $23 million as of June 30, 2009 that are not amortized.
10. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year and will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and would rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They would effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
     Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share. The Debentures may be converted under any of the following circumstances:
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

     None of the conditions that permit conversion were satisfied at June 30, 2009.
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
     APB 14-1 requires that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $45.1 million as of June 30, 2009, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $127.4 million net carrying amount of the liability component at June 30, 2009. As of December 31, 2008, the unamortized debt discount was $47.7 million and the net carrying amount of the liability component was $124.8 million. Interest expense related to the Debentures for the quarters ended June 30, 2009 and 2008 includes $1.7 million of contractual interest coupon in both periods and $1.3 million and $1.2 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the six months ended June 30, 2009 and 2008 includes $3.4 million of contractual interest coupon in both periods and $2.6 million and $2.3 million, respectively, of debt discount amortization.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2009 and 2008, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(in millions)
Service cost	$1.7	$1.6	$0.2	$0.2
Interest cost	3.1	2.9	0.2	0.2
Expected return on plan assets	(2.3)	(3.4)	—	—
Prior service cost component	0.2	0.3	—	0.1
Net loss component	1.6	0.1	0.1	0.1

	$4.3	$1.5	$0.5	$0.6

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(in millions)
Service cost	$3.4	$3.4	$0.5	$0.4
Interest cost	6.2	5.8	0.5	0.5
Expected return on plan assets	(5.0)	(6.9)	—	—
Prior service cost component	0.4	0.5	0.1	0.2
Net loss component	3.2	0.2	0.1	0.1

	$8.2	$3.0	$1.2	$1.2

     The Company will not be required to make any cash contributions to its U.S. defined benefit plans in 2009 as a result of credit balances available from previous discretionary contributions. The Company expects to make total contributions of approximately $0.9 million in 2009 to its foreign pension plans.
12. Derivative Instruments
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
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $103.7 million and $130.3 million at June 30, 2009 and December 31, 2008, respectively. These contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets.
13. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products and rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, rotary and reciprocating air compressors, vacuum pumps, air systems and compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses related to the sale of assets, impairments and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.
     During 2009, the Company modified the methodology for allocating certain corporate expenses that specifically related to the operating segments. For comparability purposes, segment profits in 2008 have been adjusted to be consistent with the new expense allocation used by management to evaluate segment performance.
     Segment operating results and other financial data for the quarters ended June 30, 2009 and 2008, are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Sales
Sealing Products	$98.1	$136.9	$195.2	$260.5
Engineered Products	88.3	144.8	176.3	277.9
Engine Products and Services	49.4	35.8	81.1	62.3

	235.8	317.5	452.6	600.7
Intersegment sales	(0.5)	(0.7)	(0.9)	(0.8)

Total sales	$235.3	$316.8	$451.7	$599.9

Segment Profit
Sealing Products	$14.3	$30.4	$27.0	$51.0
Engineered Products	(6.3)	21.0	(8.2)	42.1
Engine Products and Services	9.7	4.3	15.2	7.7

Total segment profit	17.7	55.7	34.0	100.8

Corporate expenses	(7.6)	(10.5)	(14.9)	(18.2)
Asbestos-related expenses	(14.3)	(12.2)	(27.9)	(24.3)
Goodwill impairment charge	(113.1)	—	(113.1)	—
Interest expense, net	(3.0)	(2.4)	(6.0)	(4.4)
Other income (expense), net	19.1	0.4	18.2	(3.0)

Income (loss) before income taxes	$(101.2)	$31.0	$(109.7)	$50.9

     Segment assets are as follows:

	June 30,	December 31,
	2009	2008
Sealing Products	$287.2	$291.4
Engineered Products	374.8	484.9
Engine Products and Services	85.9	72.4
Corporate	421.3	485.1

	$1,169.2	$1,333.8

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
     SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$54.6	$54.6	$—	$—
Crucible back-up trust assets	23.0	23.0	—	—
Cash management fund	4.7	—	4.7	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	1.9	1.9	—	—

	$85.4	$79.5	$5.9	$—

Liabilities
Deferred compensation liabilities	$3.5	$3.5	$—	$—
Foreign currency derivatives	0.1	—	0.1	—

	$3.6	$3.5	$0.1	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$65.8	$65.8	$—	$—
Crucible back-up trust assets	22.4	22.4	—	—
Cash management fund	7.1	—	7.1	—
Foreign currency derivatives	1.8	—	1.8	—
Deferred compensation assets	2.6	2.6	—	—

	$99.7	$90.8	$8.9	$—

Liabilities
Deferred compensation liabilities	$4.1	$4.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$4.8	$4.1	$0.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 15, “Commitments and Contingencies – Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     In December 2007, the Company was notified that the cash management fund held at a financial institution would be closed and liquidated, that cash redemptions would be suspended and the fund’s valuation would be based on the market value of the underlying securities, whereas historically the fund’s valuation was based on amortized cost. Due to this event, the Company re-evaluated the nature of the investment and determined that it should be reclassified as an investment rather than as a cash equivalent in its Consolidated Financial Statements. The fair value of the cash management fund assets is determined through broker quotations or alternative pricing sources with reasonable levels of price transparency and is reflected in the net asset value of the fund.
     As further discussed in Note 9, goodwill with a carrying value of $113.1 million was written down to its implied fair value of zero, resulting in a non-cash, pre-tax impairment charge of $113.1 million, which was included in earnings for the second quarter. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at June 30, 2009, except for the following instruments:

	Carrying	Fair
	Value	Value
	(in millions)

Long-term debt	$127.4	$126.8
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2009 and December 31, 2008, EnPro had accrued liabilities of $19.6 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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

     Colt Firearms and Central Moloney
     The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to the Company’s former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and the Company’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No product liability claims are currently pending against the Company related to Colt Firearms or Central Moloney. The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third, and final, report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the Benefits Trust assets are not adequate to fund the payment of future medical benefits, the Back-up Trust (discussed below) will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $23.0 million at June 30, 2009. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company.
     In the second quarter of 2009, the Company recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits. A recent actuarial analysis determined that the potential liability for any shortfalls in the Benefits Trust is significantly less than the amount previously accrued and held in the Back-Up Trust as security. As a result, the Company reduced the potential liability by $19.2 million. The remaining potential liability of $3.8 million is recorded in other liabilities at June 30, 2009.
     The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.

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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2009 and 2008 are as follows:

	2009	2008
	(in millions)
Balance at beginning of year	$4.1	$3.6
Charges to expense	2.7	1.7
Settlements made (primarily payments)	(2.2)	(1.6)

Balance at end of period	$4.6	$3.7

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 102,300 open cases at June 30, 2009, the Company is aware of approximately 5,900 (5.8%) that involve claimants alleging mesothelioma. In recent years, a large percentage of settlement payments made by the Company have been in connection with mesothelioma claims.
     New Filings. About 2,200 new claims were filed against the Company’s subsidiaries in the first half of 2009, down from the 3,100 claims filed in the first half of 2008. The number of new actions filed against the Company’s subsidiaries in 2008 (5,500) was about 5% higher than the number filed in 2007 (5,200) but was significantly lower than the number filed in 2006 (7,700). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The trend of declining new filings has been principally in non-malignant claims; however, the number of new filings of claims alleging mesothelioma, lung and other cancers has declined only modestly since 2005. The number of new mesothelioma filings against the Company’s subsidiaries was actually higher for 2008 than for 2007.
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
     Garlock’s product defenses have enabled it to be successful at trial. Garlock won a defense verdict in one of three cases tried to verdict thus far in 2009, three of the six cases tried to verdict in 2008, and four of six cases tried to verdict in 2006 and 2007. In the successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products.
     Recent Trial Results. During the first half of 2009, Garlock began six trials involving six plaintiffs. A South Carolina jury returned a defense verdict in favor of Garlock in a mesothelioma lawsuit. In another South Carolina mesothelioma case, the jury awarded a plaintiff $700,000; however, after set-offs, Garlock’s share of this verdict was $0. In a Kentucky mesothelioma case, the jury awarded the plaintiff $2.1 million. Garlock’s share of this verdict was $525,000; Garlock has appealed. Lawsuits in Pennsylvania and New York settled during trial before the juries had reached a verdict. In California, Garlock received a dismissal in a mesothelioma case during trial.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. The Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore and Garlock paid that verdict, with post-judgment interest, in 2006. In a separate Baltimore case in 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in 2007, also with interest. At June 30, 2009, five Garlock appeals were pending from adverse verdicts totaling $2.7 million, up from $2.2 million at December 31, 2008 and $1.4 million at December 31, 2007.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company has been required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At June 30, 2009, the Company had approximately $3.3 million of appeal bonds secured by letters of credit.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments have continued to decline gradually and totaled $71 million in 2008. New settlement commitments in the first half of 2009 were $46.5 million, up from $28.1 million in the first half of 2008. Much of the increase was because of the timing of annual settlements with some plaintiff firms.
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
     Insurance Coverage. At June 30, 2009, Garlock had available $268.4 million of insurance and trust coverage that the Company believes will be available to cover future asbestos claims and certain expense payments. In addition, at June 30, 2009, Garlock classified $12.9 million of otherwise available insurance as insolvent. Garlock collected approximately $0.1 million from insolvent carriers in 2008, and the Company believes that Garlock will collect some additional amounts from insolvent carriers in the future. In fact, Garlock has received $0.7 million from insolvent carriers early in the third quarter of 2009. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $268.4 million of collectible insurance and trust assets, the Company considers $263.2 million (98%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $5.2 million (2%) to be of moderate quality because the insurance policies are written with (a) other solvent U.S. carriers who are unrated or below investment grade ($1.5 million) or (b) various London market carriers ($3.7 million). Of the $268.4 million, $211.3 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2009 – 2018 in approximately the following annual amounts: 2009 through 2010 – $67 million per year ($39.0 million was collected in the first half of 2009); 2011 – $40 million; 2012 and 2013 – $25 million per year; 2014 through 2016 – $20 million per year; and 2017 and 2018 – $12 million per year. The Company collected $73 million of insurance in 2008. These amounts are significantly lower than amounts collected in past years. The $268.4 million of collectible insurance and trust assets includes the amounts described below.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007, $20 million in 2008 and $20 million in 2009.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $3 million in 2008, $3 million in 2007 and $4 million in 2006 and is scheduled to receive another $11 million in the future.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At June 30, 2009, the aggregate market value of the funds remaining in the two trusts was $20.7 million, which is included in the $268.4 million of insurance and trust coverage available to pay future asbestos-related claims and expenses.
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
     The estimated range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases, and (4) an increasing propensity to sue Garlock. Because the 524(g) trusts are estimated by some, including Bates White, to have billions of dollars available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability. In the first half of 2009, Garlock collected $0.6 million from several 524(g) trusts in reimbursement for those trusts’ shares of three Maryland verdicts paid by Garlock in prior years. While Garlock may collect additional reimbursements from 524(g) trusts in the future, the significant impact from the trusts will come only if trust payments to plaintiffs are identified, recognized and calculated in the tort system to ensure that plaintiffs do not receive independent double recoveries – one from the bankruptcy trusts and the other from the courts in the tort system.

     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. The Company’s internal estimate has been within the Bates White range of equally likely estimates each time the estimate has been updated and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with its internal estimates.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and management’s judgment about the current and future litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, (5) the Company’s remaining available insurance, (6) general developments in the asbestos litigation, and (7) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $427.1 million. The estimated liability of $427.1 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The Company’s estimate has been revised each quarter based on the processes described below. The Company’s estimate, developed independently, has been within the Bates White range each time Bates White has updated its estimate. The Company continues to believe that its estimate is the most reasonable and probable estimate of Garlock’s future obligation for the next ten years.
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
     In the first half of 2009, the Company recorded a pre-tax charge of $27.9 million to reflect net cash outlays of $14.6 million for fees and expenses paid during the quarter and a $13.3 million non-cash charge consisting of $12.5 million to add an estimate of the liability for the first half of 2019 to maintain a ten-year estimate and an increase of $0.8 million in incurred but unpaid legal fees. In the first half of 2008, the Company recorded a pre-tax charge of $24.3 million to reflect cash outlays of $12.4 million for fees and expenses incurred during the quarter and an $11.9 million non-cash charge primarily to add an estimate for the first half of 2018 to maintain a ten-year estimate.
     Quantitative Claims and Insurance Informationr. The Company’s liability as of June 30, 2009 was $434.7 million (the Company’s estimate of the liability described above of $427.1 million plus $7.6 million of accrued legal and other fees already incurred but not yet paid). The liability as of June 30, 2009, included $76.1 million classified as a current liability and $358.6 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of June 30, 2009, the Company had remaining insurance and trust coverage of $268.4 million which is reflected on its balance sheet as a receivable ($65.3 million classified in current assets and $203.1 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $211.3 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $57.1 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Six Months Ended
	June 30,
	2009	2008
Pending Cases (1)
New actions filed during period	2,200	3,100
Open actions at period-end	102,300	105,700

Cash Flow (dollars in millions)
Payments (2)	$(58.8)	$(46.3)
Insurance recoveries (3)	39.0	44.5

Net cash flow	$(19.8)	$(1.8)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$211.3	$232.9
Insurance available for pending and future claims	57.1	104.6

Remaining solvent insurance and trust assets	$268.4	$337.5

	As of and for the
	Six Months Ended
	June 30,
	2009	2008
Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$434.7	$502.9
Insurance available for pending and future claims	57.1	104.6

Liability in excess of insurance coverage (6)	377.6	398.3
Insurance receivable for previously paid claims	211.3	232.9

Liability in excess of anticipated insurance collections (6)	$166.3	$165.4

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 800 and 300 in the first half of 2009 and 2008, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At June 30, 2009 and 2008, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $7.6 million and $6.2 million at June 30, 2009 and 2008, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
     Outlook. We believe we are making progress in connection with our business priorities to pursue operational, commercial, pricing and sourcing excellence; to grow through new products, new markets and acquisitions; and to effectively manage cash. We believe the acquisitions we have completed contribute to the geographic expansion of our key businesses and that they improve our product offerings. However, the weaknesses in our markets that we began to encounter in 2008 have continued into 2009, although conditions in these markets appear to be stabilizing. Sharp declines in volume in most of our industrial markets have significantly reduced our profitability compared to 2008. As our markets have deteriorated, we have acted quickly to reduce employment levels, freeze salaries and shorten work weeks, and we have taken other significant steps to lower production costs and reduce spending. While we expect to benefit from these actions, we continue to expect lower sales and operating income in 2009 compared to 2008 as we expect the weaknesses in our markets to continue throughout the year.
     As a result of recent structural and organizational changes we have made in our European operations, our mix of domestic and foreign earnings, the impairment of goodwill, and the application of the required interim period accounting rules, we expect that our effective tax rate may be volatile throughout 2009. For years beyond 2009, we anticipate that our effective tax rate should generally be lower than historical rates.
     Due to recent declines in the equity and fixed income investment markets, we, like many companies, have experienced a significant decrease in the value of the assets that fund our U.S. defined benefit pension plans. The Company will not be required to make any cash contributions to its U.S. defined benefit plans in 2009 as a result of credit balances available from previous discretionary contributions. We estimate that the annual U.S. pension expense will increase to approximately $15.2 million in 2009 compared to $4.8 million in 2008.
     In connection with our business strategy, we will continue to evaluate acquisitions and divestitures in 2009; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
     During the first quarter of 2009 in accordance with SFAS No. 142, we concluded that events had occurred and circumstances had changed which required us to perform an interim period goodwill impairment test at GGB in the Engineered Products segment and at Plastomer Technologies in the Sealing Products segment. GGB and Plastomer experienced reduced volumes as a result of deterioration in the global economic environment. We performed an impairment test and compared the fair value of the reporting unit to its carrying value. It was determined that the fair values of GGB and Plastomer were less than the carrying values of the net assets; however, the exact amount of any potential impairment charge was not known at that time. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our analysis, completed for the second quarter of 2009, resulted in an implied fair value of goodwill of zero, and as a result, we recognized a non-cash impairment charge of $113.1 million, all of the remaining goodwill in these reporting units, in the second quarter of 2009.
Results of Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)
Sales
Sealing Products	$98.1	$136.9	$195.2	$260.5
Engineered Products	88.3	144.8	176.3	277.9
Engine Products and Services	49.4	35.8	81.1	62.3

	235.8	317.5	452.6	600.7
Intersegment sales	(0.5)	(0.7)	(0.9)	(0.8)

Total sales	$235.3	$316.8	$451.7	$599.9

Segment Profit
Sealing Products	$14.3	$30.4	$27.0	$51.0
Engineered Products	(6.3)	21.0	(8.2)	42.1
Engine Products and Services	9.7	4.3	15.2	7.7

Total segment profit	17.7	55.7	34.0	100.8

Corporate expenses	(7.6)	(10.5)	(14.9)	(18.2)
Asbestos-related expenses	(14.3)	(12.2)	(27.9)	(24.3)
Goodwill impairment	(113.1)	—	(113.1)	—
Interest expense, net	(3.0)	(2.4)	(6.0)	(4.4)
Other income (expense), net	19.1	0.4	18.2	(3.0)

Income (loss) before income taxes	$(101.2)	$31.0	$(109.7)	$50.9

     Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Second Quarter of 2009 Compared to the Second Quarter of 2008
     Sales of $235.3 million in the second quarter of 2009 decreased 26% from $316.8 million in the comparable quarter of 2008. The decline in sales was the result of weak volumes in every segment except Engine Products and Services. The drop in volumes resulted from slow industrial markets for Garlock Sealing Technologies, Garlock Rubber Technologies, Quincy, CPI, GGB and Plastomer, reduced OEM truck and trailer volumes at Stemco, and lower automotive volumes at GGB. Fairbanks Morse Engines experienced higher engine volumes in the second quarter of 2009 compared to the comparable quarter of 2008. The decrease in the values of foreign currencies relative to the U.S. dollar accounted for five percentage points of the decline in sales.
     Segment profit, management’s primary measure of how our operations perform, decreased 68% from $55.7 million in the second quarter of 2008 to $17.7 million in 2009. Segment profit decreased primarily due to lower volumes and lower absorption of manufacturing costs due to reduced production levels. These decreases were partially offset by cost improvements resulting from actions taken in response to market weakness and selected price increases. Segment margins, defined as segment profit divided by sales, declined from 17.6% in 2008 to 7.5% in 2009. The weaker results at most businesses were the primary cause for the decrease in segment margins, offsetting margin improvements at Fairbanks Morse Engines.
     We recorded goodwill impairment charges of $113.1 million in the second quarter of 2009. These charges were not reflected in segment results. There were no goodwill impairment charges in the second quarter of 2008. Corporate expenses were lower as a result of significantly lower accruals for management incentive programs due to lower than expected payments for the full year. Asbestos-related expenses increased due to higher defense costs in the second quarter of 2009 compared to the same period in 2008.
     In the second quarter of 2009, we recorded income in connection with a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. A recent actuarial analysis determined that the potential liability of the Company’s Coltec subsidiary is significantly less than the amounts previously accrued and held in a back-up trust as security. As a result, we reduced the liability accrual by $19.2 million which was recorded in other income (expense), net. See Note 15 to the Consolidated Financial Statements for further information about these retiree medical benefits.
     We recorded income tax expense of $4.5 million on a loss before income taxes of $101.2 million in the second quarter of 2009. During the second quarter of 2008, we recorded income tax expense of $10.6 million on income before income taxes of $31.0 million. The income tax expense in the second quarter of 2009 was impacted by the jurisdictional mix of earnings and losses in addition to a goodwill impairment charge which includes amounts not deductible for tax purposes.
     Net loss was $105.7 million, or $5.30 per share, in the second quarter of 2009 compared to net income of $20.4 million, or $0.96 per share, in the same quarter of 2008. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $98.1 million in the second quarter of 2009 were 28% lower than the $136.9 million reported in the same quarter of 2008. Organic decreases caused 24 percentage points of the reduction and the unfavorable impact of foreign currency exchange rates versus the U.S. dollar accounted for four percentage points of the reduction. Sales at Garlock Sealing Technologies decreased as a result of significantly reduced demand in all geographic markets except Europe, where volume impact was less severe; weakness in the steel, oil and gas sectors; and decreases in the value of foreign currencies. Stemco’s sales during the quarter decreased primarily as a result of the lower volumes, partially offset by selected price increases and a favorable mix of aftermarket versus OEM volumes. Its OEM and aftermarket sales for the U.S. heavy-duty truck market were lower compared to 2008 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Garlock Rubber Technologies and Plastomer Technologies experienced sales decreases during the second quarter of 2009 compared to the same quarter last year due to reduced volumes in their key markets.
     Segment profit of $14.3 million in the second quarter of 2009 decreased 53% compared to the $30.4 million reported in the second quarter of 2008. A decrease in profit at Garlock Sealing Technologies reflected the impact of lower sales and lower absorption of manufacturing costs due to reduced production levels, partially offset by lower selling, general and administrative expenses. Stemco reported a decline in profit primarily due to the slowdown in the heavy-duty vehicle markets and the resulting lower volume and absorption of manufacturing costs, partially offset by selected price increases. Plastomer reported a slightly higher segment loss. Volume declines negatively impacted Garlock Rubber Technologies’ results as they also reported a decline in earnings compared to the comparable quarter of last year. Operating margins for the segment decreased to 14.6% in 2009 from 22.2% in 2008 as a result of the earnings declines at these operations.
     Engineered Products. Sales of $88.3 million in the second quarter of 2009 were 39% lower than the $144.8 million reported in 2008. The year-over-year decrease in the value of foreign currencies produced five percentage points of the sales decrease. Sales for GGB in the second quarter of 2009 were significantly lower than the amount reported in the comparable quarter of 2008 primarily due to reduced volume in automotive and industrial markets. Quincy Compressor’s sales decreased as a result of reduced volumes in its key markets. Sales for Compressor Products International in the second quarter of 2009 were lower due to lower volume in its natural gas and other markets.
     The segment loss in the second quarter of 2009 was $6.3 million, compared to the $21.0 million segment profit reported in the second quarter of 2008. GGB’s results reflected a loss in 2009 due to low volumes in its automotive and industrial markets and the resulting impact of lower absorption of manufacturing costs due to reduced production levels, and restructuring costs. Quincy Compressor reported a decrease in its profit as a result of lower volume, lower absorption of manufacturing costs, and an unfavorable mix of aftermarket versus compressor units. Profits at Compressor Products International decreased as a result of lower volume and lower absorption of manufacturing costs. The negative operating margins of 7.1% in the quarter for the segment compare to positive 14.5% margins in the second quarter of 2008.
     Engine Products and Services. Sales increased 38% from $35.8 million in the second quarter of 2008 to $49.4 million in the second quarter of 2009. The increase was attributable to higher service and engine sales.
     The segment reported a profit of $9.7 million in the second quarter of 2009 compared to $4.3 million in the second quarter of 2008. The year-over-year improvement was driven by higher aftermarket sales, increased profitability on engines shipped during the period, and reduced costs. Operating margins for the segment increased to 19.6% in 2009 from 12.0% in 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     The six month results for the period ended June 30, 2009 compared to the six months ended June 30, 2008 were influenced by the same factors as previously described in the comparison of the second quarter of 2009 to 2008. Sales decreased 25% from $599.9 million in 2008 to $451.7 million in the first six months of 2009.

     Segment profit decreased 66% from $100.8 million in 2008 to $34.0 million, and segment margins in 2008 were 16.8% compared to 7.5% in the first half of 2009.
     The decrease in corporate expenses from $18.2 million in the first half of 2008 to $14.9 million in the same period of 2009 was primarily the result of significantly lower accruals for management incentive programs due to lower than expected payments for the full year.
     Asbestos-related expenses increased due to higher defense costs and an increase in the asbestos liability to maintain a ten-year estimate of the liability in the first six months of 2009.
     Net interest expense during the first six months of 2009 was $6.0 million compared to $4.4 million in 2008. The increase in net interest expense was caused primarily by decreases in our cash balance and the yields on cash and cash equivalent investments.
     Net loss was $102.5 million, or $5.15 per share, for the first six months of 2009 compared to net income of $32.9 million, or $1.54 per share, in the same period last year. Earnings (loss) per share are expressed on a diluted basis.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments have been and continue to be funded from cash balances on hand and cash generated from operations. The Company intends to continue to consider acquisition opportunities, some of which may be of a size that would exceed available cash balances. Should we need additional capital in the future, we have other resources available, which are discussed under the heading of “Capital Resources.”
     Cash Flows
     Operating activities generated cash in the amount of $4.3 million in the first half of 2009 compared to $55.2 million in the same period last year. The decrease in operating cash flows was primarily attributable to lower earnings resulting from lower volumes in the first half of 2009 compared to 2008. The decrease in earnings was partially offset by a lower increase in working capital which was largely negated by higher asbestos payments.
     Investing activities used $15.1 million and $54.2 million of cash during the first half of 2009 and 2008, respectively. We made net payments for acquisitions of $5.2 million in 2009 compared to $36.9 million in 2008. In addition, capital expenditures in 2009 were $12.4 million less than in 2008 due to lower expenditures at most businesses due to the Company’s actions to reduce spending in response to the current economic environment.
     In the first half of 2009, we repaid $9.6 million in industrial revenue bonds. This transaction was included in financing activities in the Consolidated Statements of Cash Flows.
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
     The maximum amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at June 30, 2009 under our senior secured revolving credit facility was $67.5 million.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at June 30, 2009.
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
     As of June 30, 2009 and December 31, 2008, EnPro had accrued liabilities of $19.6 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to Coltec Industries Inc’s (“Coltec”), one of our subsidiaries, former Colt Firearms subsidiary for firearms manufactured prior to its divestiture in 1990 and Coltec’s former Central Moloney subsidiary for electrical transformers manufactured prior to its divestiture in 1994. No product liability claims are currently pending against Coltec related to Colt Firearms or Central Moloney. Coltec also has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.
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
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses. See Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference, for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appeal results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At June 30, 2009, Garlock had available $268.4 million of insurance and trust coverage that we believe will be available to cover future asbestos claims and certain expense payments. See Note 15 to the Consolidated Financial Statements for additional information about the quality of Garlock’s solvent insurance, additional insurance classified as insolvent, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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
     We have independently developed internal estimates for asbestos-related liabilities. We have used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. Our internal estimate has been within the Bates White range of equally likely estimates each time the estimate has been updated and has proven to be a more precise predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, we adjusted the recorded liability from the low end of the Bates White estimate to our point estimate in the fourth quarter of 2006 and have adjusted the liability in each subsequent quarter consistent with our internal estimates.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $427.1 million. The estimated liability of $427.1 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     Our estimate has been revised each quarter based on the processes described below. Our estimate, developed independently, has been within the Bates White range each time Bates White has updated its estimate. We continue to believe that our estimate is the most reasonable and probable estimate of Garlock’s future obligation for the next ten years.
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
     In the first half of 2009, we recorded a pre-tax charge of $27.9 million to reflect net cash outlays of $14.6 million for fees and expenses paid during the quarter and a $13.3 million non-cash charge consisting of $12.5 million to add an estimate of the liability for the first half of 2019 to maintain a ten-year estimate and an increase of $0.8 million in incurred but unpaid legal fees. In the first half of 2008, we recorded a pre-tax charge of $24.3 million to reflect cash outlays of $12.4 million for fees and expenses incurred during the quarter and an $11.9 million non-cash charge primarily to add an estimate for the first half of 2018 to maintain a ten-year estimate.
     See Note 15 to the Consolidated Financial Statements for additional information about our liability estimate.

     Quantitative Claims and Insurance Information. Our liability as of June 30, 2009 was $434.7 million (our estimate of the liability described above of $427.1 million plus $7.6 million of accrued legal and other fees already incurred but not yet paid). The liability as of June 30, 2009, included $76.1 million classified as a current liability and $358.6 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See Note 15 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
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

Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2009:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell British pound/buy euro	$43.6	Jul 2009 – Dec 2009	0.851 to 0.902 pound/euro
Buy euro/sell USD	19.5	Jul 2009 – Dec 2010	1.359 to 1.510 USD/euro
Sell euro/buy Australian dollar	11.6	Jul 2009	1.755 to 1.758 Australian dollar/euro
Buy USD/sell euro	8.7	Jul 2009 – Dec 2009	1.455 to 1.458 USD/euro
Buy USD/sell Australian dollar	2.2	Jul 2009 – Dec 2009	0.825 to 0.836 USD/Australian dollar
Buy British pound/sell euro	2.2	Jul 2009 – Dec 2009	0.797 to 0.799 pound/euro
Sell USD/buy Canadian dollar	2.0	Jul 2009 – Dec 2009	1.061 to 1.062 Canadian dollar/USD
Buy euro/sell Mexican peso	0.7	Jul 2009	18.510 to 18.604 Mexican peso/euro
	90.5
Option Contracts
Buy euro/sell USD	13.2	Dec 2009 – Dec 2010	1.336 USD/euro

	$103.7

Item 4.	Controls and Procedures
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2009.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number of	(b) Average Price	Purchased as Part	Shares (or Units)
	Shares	Paid per Share (or	of Publicly	That May Yet Be
	(or Units) Purchased	Unit)	Announced Plans or	Purchased Under the
Period	(1)	(1)	Programs	Plans or Programs
April 1 — April 30, 2009	—	—	—	—

May 1 — May 31, 2009	—	—	—	—

June 1 — June 30, 2009	1,301	$18.01	—	—

Total	1,301	$18.01	—	—

(1)	A total of 1,301 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $18.01 per share, the closing price of our common stock on June 30, 2009. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders was held on April 29, 2009. The following sets forth the voting results on each of the matters voted upon at the meeting:

(a) Election of Directors

	No. of Votes	No. of Votes
Nominee	"For"	"Withheld"
J.P. Bolduc	11,390,540	6,968,393
Peter C. Browning	10,576,032	7,782,901
Don DeFosset	11,456,155	6,902,778
Gordon D. Harnett	11,454,938	6,903,995
David L. Hauser	11,459,525	6,899,408
William R. Holland	11,150,394	7,208,539
Stephen E. Macadam	17,590,178	768,755
Wilbur J. Prezzano, Jr.	11,422,212	6,936,721
     There were no broker non-votes with respect to the election of directors.
(b) Approval of the Amended and Restated 2002 Equity Compensation Plan

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
9,482,680	7,348,841	24,562	—
(c) Ratification of Independent Registered Public Accounting Firm for 2009

No. of Votes	No. of Votes	No. of	No. of Broker
“For”	“Against”	Abstentions	Non-Votes
18,320,164	25,188	13,581	—

Item 6.	Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of August, 2009.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.2	EnPro Industries, Inc. 2002 Equity Compensation Plan (2009 Amendment and Restatement) (incorporated by reference to Appendix A to the proxy statement on Schedule 14A filed by EnPro Industries, Inc. on March 24, 2009 (File No. 001-31225))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith