Form 10-Q
period 2009-09-30
ENPRO INDUSTRIES, INC
filed 2009-11-06
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
As of November 2, 2009, there were 19,996,129 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2009 and 2008
(in millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)
Net sales	$219.7	$278.6	$671.4	$878.5
Cost of sales	146.6	179.7	450.9	561.1

Gross profit	73.1	98.9	220.5	317.4

Operating expenses:
Selling, general and administrative expenses	57.0	65.3	179.2	203.1
Asbestos-related expenses	13.7	13.0	41.6	37.3
Goodwill impairment charge	—	—	113.1	—
Other operating expense (income), net	0.7	0.6	7.7	(2.1)

	71.4	78.9	341.6	238.3

Operating income (loss)	1.7	20.0	(121.1)	79.1
Interest expense	(3.1)	(3.2)	(9.3)	(9.5)
Interest income	0.4	0.4	0.6	2.3
Other income (expense), net	—	(0.2)	19.1	(4.0)

Income (loss) before income taxes	(1.0)	17.0	(110.7)	67.9
Income tax benefit (expense)	2.8	(4.6)	10.0	(22.6)

Net income (loss)	$1.8	$12.4	$(100.7)	$45.3

Basic earnings (loss) per share	$0.09	$0.62	$(5.05)	$2.22

Diluted earnings (loss) per share	$0.09	$0.59	$(5.05)	$2.12

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2009 and 2008
(in millions)

	2009	2008
		As Adjusted
		(Note 1)
OPERATING ACTIVITIES
Net income (loss)	$(100.7)	$45.3
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation	23.5	23.1
Amortization	10.2	10.4
Accretion of debt discount	3.9	3.5
Goodwill impairment charge	113.1	—
Gain on sale of assets	—	(2.2)
Deferred income taxes	(20.3)	(7.9)
Stock-based compensation	0.7	4.4
Excess tax benefits from stock-based compensation	—	(0.8)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	10.7	17.2
Accounts and notes receivable	10.3	(16.0)
Inventories	(1.2)	(12.5)
Accounts payable	(5.1)	(9.9)
Other current assets and liabilities	(4.0)	13.3
Other non-current assets and liabilities	(6.3)	0.9

Net cash provided by operating activities	34.8	68.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.8)	(36.4)
Proceeds from sales of assets	0.4	3.2
Proceeds from liquidation of investments	3.6	7.5
Acquisitions, net of cash acquired	(6.2)	(37.4)
Other	1.0	3.1

Net cash used in investing activities	(20.0)	(60.0)

FINANCING ACTIVITIES
Repayments of debt	(9.9)	(4.0)
Common stock repurchases	—	(62.1)
Proceeds from issuance of common stock	0.1	0.3
Excess tax benefits from stock-based compensation	—	0.8

Net cash used in financing activities	(9.8)	(65.0)

Effect of exchange rate changes on cash and cash equivalents	2.2	(1.2)

Net increase (decrease) in cash and cash equivalents	7.2	(57.4)
Cash and cash equivalents at beginning of year	76.3	129.2

Cash and cash equivalents at end of period	$83.5	$71.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.9	$4.5
Income taxes	$10.3	$30.6
Asbestos-related claims and expenses, net of insurance recoveries	$30.9	$20.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30,	December 31,
	2009	2008
		As Adjusted
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$83.5	$76.3
Accounts and notes receivable	155.3	157.7
Asbestos insurance receivable	66.3	67.9
Inventories	90.2	84.8
Other current assets	52.5	40.9

Total current assets	447.8	427.6
Property, plant and equipment	205.3	206.1
Goodwill	113.7	218.1
Other intangible assets	102.1	103.4
Asbestos insurance receivable	186.4	239.5
Deferred income taxes	85.1	79.1
Other assets	48.4	60.0

Total assets	$1,188.8	$1,333.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$9.6
Accounts payable	64.8	66.4
Asbestos liability	85.2	85.3
Other accrued expenses	84.1	86.4

Total current liabilities	234.2	247.7
Long-term debt	128.9	124.9
Asbestos liability	336.3	380.2
Pension liability	86.9	80.3
Other liabilities	54.3	74.6

Total liabilities	840.6	907.7

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued and outstanding, 20,195,363 shares in 2009 and 20,031,709 in 2008	0.2	0.2
Additional paid-in capital	400.9	400.2
Retained earnings (accumulated deficit)	(56.1)	44.6
Accumulated other comprehensive income (loss)	4.6	(17.4)
Common stock held in treasury, at cost – 212,885 shares in 2009 and 217,790 shares in 2008	(1.4)	(1.5)

Total shareholders’ equity	348.2	426.1

Total liabilities and shareholders’ equity	$1,188.8	$1,333.8

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
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2008, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. The Company has evaluated events and transactions that have occurred through November 6, 2009 (the issuance date of these consolidated financial statements) in the preparation of these consolidated financial statements. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2008.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position that requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The staff position is effective for the Company’s 2009 financial statements including interim periods. Early application was not permitted; however, the transition guidance requires retrospective application to all periods presented. Prior periods presented in these consolidated financial statements and related notes have been recast to report as if the staff position had been used and the effects of those changes are shown below.

	For the		For the
	Quarter Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	As		As
	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted
	(in millions, except per share amounts)
Consolidated Statements of Operations
Selling, general and administrative expenses	$65.3	$65.3	$203.2	$203.1
Total operating expenses	78.9	78.9	238.4	238.3
Operating income	20.0	20.0	79.0	79.1
Interest expense	(2.0)	(3.2)	(6.0)	(9.5)
Income before income taxes	18.2	17.0	71.3	67.9
Income tax expense	(5.1)	(4.6)	(23.9)	(22.6)
Net income	13.1	12.4	47.4	45.3
Basic earnings per share	0.66	0.62	2.33	2.22
Diluted earnings per share	0.62	0.59	2.22	2.12

Consolidated Statement of Cash Flows
Net income			47.4	45.3
Accretion of debt discount			—	3.5
Deferred income taxes			(6.6)	(7.9)
Change in other non-current assets and liabilities			1.0	0.9

	As of December 31, 2008
	(in millions)
	As Previously	As
	Reported	Adjusted
Consolidated Balance Sheet
Deferred income taxes	$96.5	$79.1
Other assets	61.3	60.0
Total assets	1,352.5	1,333.8
Long-term debt	172.6	124.9
Total liabilities	955.4	907.7
Additional paid-in capital	363.0	400.2
Retained earnings	52.8	44.6
Total shareholders’ equity	397.1	426.1
Total liabilities and shareholders’ equity	1,352.5	1,333.8
     In May 2009, the FASB established general standards of accounting for, and require disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of the standard for the quarter ended June 30, 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.
     In March 2008, the FASB issued a standard that requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted the standard during the quarter ended March 31, 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.

     In December 2007, the FASB modified the rules regarding business combinations. The new standard retains the underlying concepts of the previously existing guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of aspects. The Company adopted the standard for any business combinations for which the acquisition date is on or after January 1, 2009. This new standard did not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standard.
     In April 2009, the FASB issued rules to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions for the quarter ended June 30, 2009. Because it applies only to financial statement disclosures, the adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.
     Recent Accounting Pronouncement
     In December 2008, the FASB issued a staff position that requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The staff position is effective for fiscal years ending after December 15, 2009. Since it requires only additional disclosures, adoption of the standard will not affect the Company’s financial condition, results of operations or cash flows.
2. Acquisitions
     In February 2009, the Company acquired PTM (UK) Limited, a full service provider of sealing solutions, which is included in the Company’s Sealing Products segment. In the third quarter of 2009, the Company completed two small acquisitions, both of which are included in the Company’s Engineered Products segment. The acquisitions completed during 2009 were paid for with $6.2 million in cash. The purchase price allocations of PTM (UK) Limited and other recently acquired businesses are subject to the completion of purchase price adjustments pursuant to the acquisition agreements.
3. Other Operating Expense (Income), Net
     The Company incurred $0.7 million and $7.7 million of restructuring costs during the quarter and nine months ended September 30, 2009, and $0.6 million and $2.6 million during the quarter and nine months ended September 30, 2008. Of the 2009 costs, $6.9 million relates to workforce reductions announced at a number of locations due to the current economic conditions and the remainder is related to facility consolidation and equipment relocation. Workforce reductions announced during the year, which relate to these restructuring costs, total 427 employees of which 378 had actually been terminated as of September 30, 2009.
     Restructuring reserve activity is summarized as follows:

(in millions)
Balance at December 31, 2008	$1.2
Provision	7.7
Cash payments and other	(4.3)

Balance at September 30, 2009	$4.6

     Restructuring costs by reportable segment are as follows:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Sealing Products	$1.6	$2.3
Engineered Products	6.1	0.3

	$7.7	$2.6

     Included in other operating expense (income), net for the nine months ended September 30, 2008, was $2.5 million received related to the favorable settlement of a warranty claim against a supplier. Also during 2008, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This related to the relocation and consolidation of facilities for an operation in the Sealing Products segment.
4. Other Income (Expense), Net
     In conjunction with the closure of a plant in the early 1980s, the Company’s Coltec Industries Inc (“Coltec”) subsidiary was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets.
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. A liability for potential payments to be made from the Back-Up Trust is recorded in the Company’s Consolidated Balance Sheets in other liabilities. In the quarter ended June 30, 2009, the Company recorded income of $19.2 million related to the reduction of this estimated liability based upon a recent actuarial analysis that determined the potential liability was significantly less than the amount accrued. This is discussed further in Note 15, “Commitments and Contingencies – Crucible Materials Corporation.”
     Included in other income (expense), net for the nine months ended September 30, 2008, were $3.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
5. Income Taxes
     The Company recorded an income tax benefit of $2.8 million on a loss before income taxes of $1.0 million in the third quarter of 2009. During the third quarter of 2008, the Company recorded income tax expense of $4.6 million on income before income taxes of $17.0 million. The income tax rate in the third quarter of 2009 was impacted by the jurisdictional mix of earnings and losses as well as adjustments of prior year accruals based on return to accrual adjustments.
     As of September 30, 2009 and December 31, 2008, the Company had $7.5 million and $5.6 million, respectively, of liabilities recorded for unrecognized tax benefits. The unrecognized tax benefit balances as of September 30, 2009 and December 31, 2008, included $3.3 million and $1.6 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility and $4.2 million and $4.0 million at September 30, 2009 and December 31, 2008, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. These amounts include interest of $0.6 million and $0.5 million, respectively. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Many state, local and foreign income tax returns for the years 2003 through 2008 are open to examination. The U.S. federal income tax returns for 2007 and 2008 are also open to examination. Various foreign and state tax returns are currently under examination and may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations.
6. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Net income (loss)	$1.8	$12.4	$(100.7)	$45.3
Unrealized translation adjustments	12.1	(22.2)	18.3	(5.0)
Pensions and postretirement benefits	1.1	0.3	3.4	1.0
Net unrealized gains (losses) from cash flow hedges	0.4	(0.7)	0.3	1.0

Total comprehensive income (loss)	$15.4	$(10.2)	$(78.7)	$42.3

7. Earnings (Loss) Per Share
     The computation of basic and diluted earnings (loss) per share is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$1.8	$12.4	$(100.7)	$45.3

Denominator:
Weighted-average shares – basic	20.0	20.0	19.9	20.4
Share-based awards	0.3	0.5	—	0.4
Convertible debentures	—	0.6	—	0.4
Other	—	—	—	0.1

Weighted-average shares – diluted	20.3	21.1	19.9	21.3

Earnings (loss) per share:
Basic	$0.09	$0.62	$(5.05)	$2.22

Diluted	$0.09	$0.59	$(5.05)	$2.12

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
     For the nine months ended September 30, 2009, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.3 million were excluded from the calculation of diluted earnings per share for this period, as they were antidilutive. There were no antidilutive shares in 2008.
8. Inventories
     Inventories consist of the following:

	As of	As of
	September 30,	December 31,
	2009	2008
	(in millions)
Finished products	$54.9	$53.5
Costs relating to long-term contracts and programs	53.3	41.5
Work in process	14.9	16.1
Raw materials and supplies	34.1	36.9

	157.2	148.0
Reserve to reduce certain inventories to LIFO basis	(16.8)	(16.9)
Progress payments	(50.2)	(46.3)

Total	$90.2	$84.8

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
9. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2009, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Goodwill as of December 31, 2008	$66.4	$144.6	$7.1	$218.1
Impairment	(4.4)	(108.7)	—	(113.1)
Acquisitions	3.3	—	—	3.3
Foreign currency translation	1.8	3.6	—	5.4

Goodwill as of September 30, 2009	$67.1	$39.5	$7.1	$113.7

     Goodwill is tested for impairment annually on October 1, or more frequently when events or circumstances indicate that it is more likely than not that impairment might have occurred. Due to the impact on the Company’s businesses from the continuing deterioration in the global economic environment and the Company’s reduced enterprise value resulting from the decrease in its stock price, the Company determined during the first quarter of 2009 that an interim test for impairment of goodwill was appropriate.
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
     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2009		As of December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$81.7	$32.8	$77.3	$27.1
Existing technology	22.4	6.1	22.4	5.0
Trademarks	38.3	7.6	36.5	6.4
Other	15.4	9.2	14.1	8.4

	$157.8	$55.7	$150.3	$46.9

     Amortization expense for the quarter and nine months ended September 30, 2009, was $2.6 million and $7.7 million, respectively. Amortization expense for the quarter and nine months ended September 30, 2008, was $2.8 million and $8.2 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $23 million as of September 30, 2009 that are not amortized.
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
     None of the conditions that permit conversion were satisfied at September 30, 2009.
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
     The Company used a portion of the net proceeds from the sale of the Debentures to enter into call options (hedge and warrant transactions), which entitle the Company to purchase shares of its stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares from the Company at $46.78 per share. This will reduce potential dilution to the Company’s common shareholders from conversion of the Debentures by increasing the effective conversion price to $46.78 per share.
     The current accounting rules require that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of

$111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $43.8 million as of September 30, 2009, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $128.7 million net carrying amount of the liability component at September 30, 2009. As of December 31, 2008, the unamortized debt discount was $47.7 million and the net carrying amount of the liability component was $124.8 million. Interest expense related to the Debentures for the quarters ended September 30, 2009 and 2008 includes $1.7 million of contractual interest coupon in both periods and $1.3 million and $1.2 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the nine months ended September 30, 2009 and 2008 includes $5.1 million of contractual interest coupon in both periods and $3.9 million and $3.5 million, respectively, of debt discount amortization.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2009 and 2008, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(in millions)
Service cost	$1.6	$1.6	$0.2	$0.3
Interest cost	2.9	2.9	0.2	0.2
Expected return on plan assets	(2.2)	(3.4)	—	—
Prior service cost component	0.2	0.2	—	—
Net loss component	1.5	0.1	0.1	0.1

	$4.0	$1.4	$0.5	$0.6

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(in millions)
Service cost	$5.0	$5.0	$0.7	$0.7
Interest cost	9.1	8.7	0.7	0.7
Expected return on plan assets	(7.2)	(10.3)	—	—
Prior service cost component	0.6	0.7	0.1	0.2
Net loss component	4.7	0.3	0.2	0.2

	$12.2	$4.4	$1.7	$1.8

     The Company will not be required to make any cash contributions to its U.S. defined benefit plans in 2009 as a result of credit balances available from previous discretionary contributions. The Company expects to make total contributions of approximately $0.9 million in 2009 to its foreign pension plans.
12. Derivative Instruments
     The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $84.5 million and $130.3 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, foreign exchange contracts totaling $38.9 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining $45.6 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
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
     Segment operating results and other financial data for the quarters and nine months ended September 30, 2009 and 2008, are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Sales
Sealing Products	$99.9	$127.1	$295.1	$387.6
Engineered Products	88.1	131.0	264.4	408.9
Engine Products and Services	32.0	21.1	113.1	83.4

	220.0	279.2	672.6	879.9
Intersegment sales	(0.3)	(0.6)	(1.2)	(1.4)

Total sales	$219.7	$278.6	$671.4	$878.5

Segment Profit
Sealing Products	$15.1	$20.2	$42.1	$71.2
Engineered Products	(0.3)	16.3	(8.5)	58.4
Engine Products and Services	5.7	2.8	20.9	10.5

Total segment profit	20.5	39.3	54.5	140.1

Corporate expenses	(5.2)	(5.6)	(20.1)	(23.8)
Asbestos-related expenses	(13.7)	(13.0)	(41.6)	(37.3)
Goodwill impairment charge	—	—	(113.1)	—
Interest expense, net	(2.7)	(2.8)	(8.7)	(7.2)
Other income (expense), net	0.1	(0.9)	18.3	(3.9)

Income (loss) before income taxes	$(1.0)	$17.0	$(110.7)	$67.9

     Segment assets are as follows:

	September 30,	December 31,
	2009	2008
Sealing Products	$286.0	$291.4
Engineered Products	377.0	484.9
Engine Products and Services	93.1	72.4
Corporate	432.7	485.1

	$1,188.8	$1,333.8

14. Fair Value Measurements
     On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements for financial assets and liabilities. As permitted by the FASB, the Company elected to defer the adoption of the fair value standard for all nonfinancial assets and nonfinancial liabilities until January 1, 2009. The standard provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$76.4	$76.4	$—	$—
Crucible back-up trust assets	18.4	18.4	—	—
Cash management fund	3.8	—	3.8	—
Foreign currency derivatives	1.6	—	1.6	—
Deferred compensation assets	2.1	2.1	—	—

	$102.3	$96.9	$5.4	$—

Liabilities
Deferred compensation liabilities	$4.2	$4.2	$—	$—
Foreign currency derivatives	0.8	—	0.8	—

	$5.0	$4.2	$0.8	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$65.8	$65.8	$—	$—
Crucible back-up trust assets	22.4	22.4	—	—
Cash management fund	7.1	—	7.1	—
Foreign currency derivatives	1.8	—	1.8	—
Deferred compensation assets	2.6	2.6	—	—

	$99.7	$90.8	$8.9	$—

Liabilities
Deferred compensation liabilities	$4.1	$4.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$4.8	$4.1	$0.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 15, “Commitments and Contingencies – Crucible Materials Corporation.” The fair value of the cash management fund assets is determined through broker quotations or alternative pricing sources with reasonable levels of price transparency and is reflected in the net asset value of the fund. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     As further discussed in Note 9, goodwill with a carrying value of $113.1 million was written down to its implied fair value of zero, resulting in a non-cash, pre-tax impairment charge of $113.1 million, which was included in earnings for the second quarter of 2009. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at September 30, 2009 and December 31, 2008, except for the following instruments:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in millions)
Long-term debt	$129.0	$153.6	$134.5	$145.1
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2009 and December 31, 2008, EnPro had accrued liabilities of $18.8 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     Crucible Materials Corporation
     Crucible, which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009.
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
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $18.4 million at September 30, 2009. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company. During the third quarter of 2009, the Company received $4.9 million in cash from the Back-Up Trust.
     In the second quarter of 2009, the Company recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits. A recent actuarial analysis determined that the potential liability for any shortfalls in the Benefits Trust is significantly less than the amount previously accrued and held in the Back-Up Trust as security. As a result, the Company reduced the potential liability by $19.2 million. The remaining potential liability of $3.8 million is recorded in other liabilities at September 30, 2009.
     The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt Guarantees
     As of September 30, 2009, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $3.6 million. These guarantees arose from the divestiture of Crucible, and expire in 2010. In the event that Crucible, or a successor to its interests, does not fulfill their obligations under the agreements, the Company could be responsible for their payment. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets because the Company believes that it will not be required to make payments on these obligations. The federal court overseeing the Crucible Chapter 11 bankruptcy ordered that the proceeds from a scheduled asset sale be applied to settle the related debt and lease obligations, which account for most of these guaranteed obligations.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
	(in millions)
Balance at beginning of year	$4.1	$3.6
Charges to expense	4.2	2.6
Settlements made (primarily payments)	(3.8)	(2.4)

Balance at end of period	$4.5	$3.8

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 97,400 open cases at September 30, 2009, the Company is aware of approximately 5,300 (5.4%) that involve claimants alleging mesothelioma. In recent years, a large percentage of settlement payments made by the Company have been in connection with mesothelioma claims.
     New Filings. About 3,300 new claims were filed against the Company’s subsidiaries in the first nine months of 2009, down from the 4,400 claims filed in the first nine months of 2008. The number of new actions filed against the Company’s subsidiaries in 2008 (5,500) was about 5% higher than the number filed in 2007 (5,200) but was significantly lower than the number filed in 2006 (7,700). The number filed against its subsidiaries in each of those three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. Factors in the decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. The trend of declining new filings has been principally in non-malignant claims. The number of new filings of claims alleging mesothelioma, lung and other cancers has declined only modestly since 2005. The number of new mesothelioma filings against the Company’s subsidiaries was actually higher for 2008 than for 2007 and appears to be higher again in 2009 as well.
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
     Garlock’s product defenses have enabled it to be successful at trial. Garlock won a defense verdict in two of five cases tried to verdict thus far in 2009, three of the six cases tried to verdict in 2008, and four of six cases tried to verdict in 2006 and 2007. In the nine successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products. Garlock’s share of the adverse verdicts resulting from the other eight trials, most of which are being appealed, ranged from $0 to $900,000 and averaged about $390,000.
     Recent Trial Results. During the first nine months of 2009, Garlock began ten trials. A South Carolina jury returned a defense verdict in favor of Garlock in a mesothelioma lawsuit. In another South Carolina mesothelioma case, the jury awarded a plaintiff $700,000; however, after set-offs, Garlock’s share of this verdict was $0. Garlock received a jury verdict in its favor in a Kentucky mesothelioma trial. In another Kentucky mesothelioma case, the jury awarded the plaintiff $2.1 million. Garlock’s share of this verdict was $525,000; Garlock has appealed. In a New York City trial, the jury awarded a plaintiff $8 million; Garlock’s share of this verdict was $160,000. Garlock plans to appeal. Lawsuits in Pennsylvania, New York and Florida settled during trial before the juries had reached a verdict. In California, Garlock received a dismissal in a mesothelioma case during trial.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. The Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore and Garlock paid that verdict, with post-judgment interest, in 2006. In a separate Baltimore case in 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in 2007, also with interest. At September 30, 2009, six Garlock appeals were pending from adverse verdicts totaling $2.9 million, up from $2.2 million at December 31, 2008 and $1.4 million at December 31, 2007.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company has been required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At September 30, 2009, the Company had approximately $3.3 million of appeal bonds secured by letters of credit.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement commitments. As a result, Garlock reduced new settlement commitments from $180 million in 2000 to $94 million in 2001 and $86 million in 2002. New settlement commitments have continued to decline gradually and totaled $71 million in 2008. New settlement commitments in the first nine months of 2009 were $67.2 million, up from $53.9 million in the first nine months of 2008.
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
     Insurance Coverage. At September 30, 2009, Garlock had available $252.7 million of insurance and trust coverage that the Company believes will be available to cover current and future asbestos claims and certain expense payments. In addition, at September 30, 2009, Garlock had classified $10.2 million of otherwise available insurance as insolvent. Garlock collected approximately $0.1 million from insolvent carriers in 2008, and the Company believes that Garlock may collect some additional amounts from insolvent carriers in the future. In fact, Garlock has received $1.0 million from insolvent carriers during the first nine months of 2009. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $252.7 million of collectible insurance and trust assets, the Company considers $249.3 million (99%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $3.4 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $252.7 million, $197.7 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.
     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that its remaining solvent insurance will be collected during the period 2009 — 2018 in approximately the following annual amounts: 2009 through 2010 — $67 million per year ($54.7 million was collected in the first nine months of 2009); 2011 — $40 million; 2012 and 2013 — $25 million per year; 2014 through 2016 — $20 million per year; and 2017 and 2018 — $12 million per year. The Company collected $73 million of insurance in 2008. These amounts are significantly lower than amounts collected in past years. The $252.7 million of collectible insurance and trust assets includes the amounts described below.
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
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At September 30, 2009, the aggregate market value of the funds remaining in the two trusts was $20.7 million, which is included in the $252.7 million of insurance and trust coverage available to pay current and future asbestos-related claims and expenses.
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
     The Company’s Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White, a recognized expert, to assist in estimating the Company’s subsidiaries’ liability for pending and future asbestos claims.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White updated its estimate every quarter through the end of 2008. Beginning in 2009, Bates White provides updates of its estimate of the Company’s subsidiaries’ liability for pending and future asbestos claims once each year in the fourth quarter.
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
     The estimated range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. According to Bates White, increases since the initial estimate have been attributable primarily to (1) an increase in settlement values of mesothelioma claims, (2) an increase in claims filings and values in some jurisdictions, most notably California, (3) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases, and (4) an increasing propensity to sue Garlock. Because the 524(g) trusts are estimated by some, including Bates White, to have billions of dollars available for the payment of asbestos claims, they could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability. In the first half of 2009, Garlock collected $0.6 million from several 524(g) trusts in reimbursement for those trusts’ shares of three Maryland verdicts paid by Garlock in prior years. While Garlock may collect additional reimbursements from 524(g) trusts in the future, the significant impact from the trusts will come only if trust payments to plaintiffs are identified, recognized and calculated in the tort system to ensure that plaintiffs do not receive independent double recoveries — one from the bankruptcy trusts and the other from the courts in the tort system.
     The Company has independently developed internal estimates for asbestos-related liabilities. The Company has used those estimates for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, and in setting targets for annual and long-term incentive compensation. The Company’s internal estimate has been within the Bates White range of equally likely estimates each time the estimate has been updated and has proven to be a more accurate predictor of the actual amounts spent on settlements and verdicts than the low end of the Bates White range. As a result, while the low end of the Bates White range still provides a reasonable lower boundary of possible outcomes, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company adjusted the recorded liability from the low end of the Bates White estimate to its point estimate in the fourth quarter of 2006 and has adjusted the liability in each subsequent quarter consistent with its internal estimates. The Company’s estimate, developed independently, has been within the Bates White estimate of the range of equally likely values of the liability each time Bates White has updated its estimate. The Company continues to believe that its estimate is the most reasonable and probable estimate of Garlock’s future obligation for the next ten years.

     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and management’s judgment about the current and future negotiations and the litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, (5) the Company’s remaining available insurance, (6) general developments in the asbestos litigation, and (7) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $414 million. The estimated liability of $414 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White, its independent claims estimation expert. The Company expects the recorded liability to fluctuate, perhaps significantly and intends to re-evaluate it in the fourth quarter with the benefit of Bates White’s 2009 report. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
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
     In the first nine months of 2009, the Company recorded a pre-tax charge of $41.6 million. The charge reflects $22.0 million in net cash outlays. The outlays consisted of $23.0 million for fees and expenses paid, net of recoveries from insolvent insurance carriers of $1.0 million. The charge also included a $19.6 million non-cash charge consisting of $18.8 million to add an estimate of the liability for the first nine months of 2019 to maintain a ten-year estimate and an increase of $0.8 million in incurred but unpaid legal fees. In the first nine months of 2008, the Company recorded a pre-tax charge of $37.3 million to reflect cash outlays of $18.6 million for fees and expenses and an $18.7 million non-cash charge.
     Quantitative Claims and Insurance Information. The Company’s liability as of September 30, 2009 was $421.5 million (the Company’s estimate of the liability described above of $413.9 million plus $7.6 million of accrued legal and other fees already incurred but not yet paid). The liability as of September 30, 2009, included $85.2 million classified as a current liability and $336.3 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of September 30, 2009, the Company had remaining insurance and trust coverage of $252.7 million which is reflected on its balance sheet as a receivable ($66.3 million classified in current assets and $186.4 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $197.7 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $55.0 million will be available for pending and future claims.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Nine Months Ended
	September 30,
	2009	2008
Pending Cases (1)
New actions filed during period	3,300	4,400
Open actions at period-end	97,400	105,100
Cash Flow (dollars in millions)
Payments (2)	$(86.6)	$(78.9)
Insurance recoveries (3)	55.7	58.8

Net cash flow	$(30.9)	$(20.1)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$197.7	$219.4
Insurance available for pending and future claims	55.0	103.9

Remaining solvent insurance and trust assets	$252.7	$323.3

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$421.5	$483.4
Insurance available for pending and future claims	55.0	103.9

Liability in excess of insurance coverage (6)	366.5	379.5
Insurance receivable for previously paid claims	197.7	219.4

Liability in excess of anticipated insurance collections (6)	$168.8	$160.1

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 1,200 and 400 in the first nine months of 2009 and 2008, respectively) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At September 30, 2009 and 2008, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $7.6 million and $7.3 million at September 30, 2009 and 2008, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2008, other important factors that could result in those differences include:
•	the resolution of current and potential future asbestos claims against certain of our subsidiaries, which depends on such factors as the amount and timing of payments of claims and related expenses, the negotiation of settlements, the results of litigation, the amount and timing of insurance collections, the financial viability of insurance carriers, and the bankruptcies of other defendants;

•	the estimated liability for current and potential future asbestos claims that may be received, which is highly uncertain, is based on subjective assumptions and is a point within a range of estimated values;

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt payments, employee benefit obligations and other matters.
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
     In January 2008, we acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. The operation conducts business as Garlock Sealing Technologies (Shanghai) Co. Ltd. and is operated in the Sealing Products segment. Sinflex was Garlock’s principal distributor in China for over a decade. The acquisition established an operational presence for Garlock in China and is key to our ability to address China’s fast-growing sealing products market.

     In February 2008, we acquired the stock of V.W. Kaiser Engineering, a manufacturer of pins, bushings and suspension kits primarily for the heavy-duty truck and bus aftermarket. The acquisition expanded the products we offer to commercial vehicle customers. V.W. Kaiser Engineering is located in Michigan. It is managed as part of the Stemco division, also in the Sealing Products segment.
     In May 2008, we acquired certain assets and assumed certain liabilities of Air Perfection in California. Air Perfection is engaged in the audit, sale, distribution, rental and service of compressed air systems and the various components that comprise such systems. The acquisition improved Quincy’s access to customers and opportunities for growth in important regional markets. The business is managed as part of the Quincy Compressor division, which is in the Engineered Products segment.
     In June 2008, we purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, we own 100% of Garlock Pty Limited, which is in the Sealing Products segment.
     In October and November 2008, we acquired certain assets of and assumed certain liabilities of three businesses which provide components and aftermarket services for reciprocating compressors to customers in the petroleum, natural gas, PET bottle molding and chemical processing industries. The acquired businesses are Horizon Compressor Services, Inc., located in Houston, Texas; RAM Air, Inc., located in New Smyrna Beach, Florida; and C&P Services (Northern) Limited, located in Warrington, UK. These acquisitions expanded CPI’s product lines and provided access to new markets. The businesses are managed as part of the CPI division in the Engineered Products segment.
     In December 2008, we acquired certain assets and assumed certain liabilities of Northern Gaskets and Mouldings Limited (NGM), a distributor of sealing products and a manufacturer of gaskets, located in Batley, UK. NGM operates as part of Garlock (Great Britain) Limited in the Sealing Products segment. NGM increased Garlock’s presence in the petrochemical, pharmaceutical and oil and gas industries in the UK.
     In February 2009, we purchased PTM (UK) Limited, a privately-owned manufacturer and distributor of sealing products with two locations in the United Kingdom. The acquisition of PTM continued the expansion of Garlock’s presence in the U.K., increasing the scale of the U.K. sealing products business and the ability to address new market segments. PTM is included in our Sealing Products segment.
     In August and September 2009, we purchased USA Parts & Service, LLC, a privately-owned parts supplier for natural gas compressors located in Gillette, Wyoming, and Player & Cornish P.E.T. Limited, a privately-owned manufacturer of aftermarket components for compressors based in the United Kingdom. These businesses are managed as part of the CPI division in the Engineered Products segment.
     During the first quarter of 2009, we concluded that events had occurred and circumstances had changed which required us to perform an interim period goodwill impairment test at GGB in the Engineered Products segment and at Plastomer Technologies in the Sealing Products segment. GGB and Plastomer had experienced reduced volumes as a result of deterioration in the global economic environment. We performed a preliminary analysis and determined that it was necessary to conduct an impairment test.
     During the second quarter of 2009, we conducted a thorough analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. To estimate the fair value, we used both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit; the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we used was based on EnPro’s weighted average cost of capital. For the market approach, we chose a group of 26 companies that we believe are representative of our diversified industrial and automotive peers. Based on the results of the test, we determined that the fair values of GGB and Plastomer were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for both GGB and Plastomer. As a result, we recognized a non-cash impairment charge of $113.1 million, which represented all of the remaining goodwill in these reporting units, in the second quarter of 2009.
     During the analysis, we also tested the fair value of all our other reporting units and determined that there was no goodwill impairment for any of the other reporting units. Based on the results of the tests, we determined that the fair value of each of those units exceeded their carrying values by at least 70%.
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
     Outlook. We believe we are making progress in connection with our business priorities to pursue operational, commercial, pricing and sourcing excellence; to grow through new products, new markets and acquisitions; and to effectively manage cash. We believe the acquisitions we have completed contribute to the geographic expansion of our key businesses and that they improve our product offerings. However, the weaknesses in our markets that we began to encounter in 2008 have continued into 2009, although conditions in many of these markets appear to be stabilizing. Sharp declines in volume in most of our industrial markets have significantly reduced our profitability compared to 2008. As our markets have deteriorated, we have acted quickly to reduce employment levels, freeze salaries and shorten work weeks, and we have taken other significant steps to lower production costs and reduce spending. While we expect to benefit from these actions, we continue to expect lower sales and operating income in 2009 compared to 2008 as we expect the weaknesses in our markets to continue throughout the year.
     As a result of recent structural and organizational changes we have made in our European operations, our mix of domestic and foreign earnings, the impairment of goodwill, and the application of the required interim period accounting rules, we expect that our effective tax rate may continue to be volatile throughout 2009. For years beyond 2009, we anticipate that our effective tax rate should generally be lower than historical rates.
     Due to declines in the equity and fixed income investment markets last year, we, like many companies, experienced a significant decrease in the value of the assets that fund our U.S. defined benefit pension plans. The Company will not be required to make any cash contributions to its U.S. defined benefit plans in 2009 as a result of credit balances available from previous discretionary contributions. We estimate that the annual U.S. pension expense will increase to approximately $15.2 million in 2009 compared to $4.8 million in 2008.
     In connection with our business strategy, we will continue to evaluate acquisitions and divestitures in 2009; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
     We intend to conduct an in-depth review of our asbestos liability in the fourth quarter. The review will address uncertainties about recent trends in the filings of serious disease claims against Garlock, recent settlement results and numbers of settled cases as they compare to our previous expectations, and data that suggest that recent incidence of serious asbestos-related disease, particularly mesothelioma claims, may be exceeding projections. Our review could result in a non-cash charge to earnings in the fourth quarter that might be larger than the non-cash charge that we typically record when we roll the liability forward from one quarter to the next, just as it did in the fourth quarter of 2007. Until our review is complete, however, we won’t know if a more significant charge will be necessary or how much it might be.
Results of Operations

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Sales
Sealing Products	$99.9	$127.1	$295.1	$387.6
Engineered Products	88.1	131.0	264.4	408.9
Engine Products and Services	32.0	21.1	113.1	83.4

	220.0	279.2	672.6	879.9
Intersegment sales	(0.3)	(0.6)	(1.2)	(1.4)

Total sales	$219.7	$278.6	$671.4	$878.5

Segment Profit
Sealing Products	$15.1	$20.2	$42.1	$71.2
Engineered Products	(0.3)	16.3	(8.5)	58.4
Engine Products and Services	5.7	2.8	20.9	10.5

Total segment profit	20.5	39.3	54.5	140.1

Corporate expenses	(5.2)	(5.6)	(20.1)	(23.8)
Asbestos-related expenses	(13.7)	(13.0)	(41.6)	(37.3)
Goodwill impairment	—	—	(113.1)	—
Interest expense, net	(2.7)	(2.8)	(8.7)	(7.2)
Other income (expense), net	0.1	(0.9)	18.3	(3.9)

Income (loss) before income taxes	$(1.0)	$17.0	$(110.7)	$67.9

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
Third Quarter of 2009 Compared to the Third Quarter of 2008
     Sales of $219.7 million in the third quarter of 2009 decreased 21% from $278.6 million in the comparable quarter of 2008. The decline in sales was the result of weak volumes in every segment except Engine Products and Services. The drop in volumes resulted from slow industrial markets for Garlock Sealing Technologies, Garlock Rubber Technologies, Quincy, CPI, GGB and Plastomer, reduced OEM truck and trailer volumes at Stemco, and lower automotive volumes at GGB. Fairbanks Morse Engine experienced higher sales of aftermarket parts and services in the third quarter of 2009 compared to the comparable quarter of 2008. The decrease in the values of foreign currencies relative to the U.S. dollar accounted for two percentage points of the decline in sales.
     Segment profit, management’s primary measure of how our operations perform, decreased 48% from $39.3 million in the third quarter of 2008 to $20.5 million in 2009. Segment profit decreased primarily due to lower volumes and lower absorption of manufacturing costs due to reduced production levels. These decreases were partially offset by cost improvements resulting from actions taken in response to market weakness and selected price increases. Segment margins, defined as segment profit divided by sales, declined from 14.1% in 2008 to 9.3% in 2009. The weaker results at most businesses, particularly GGB, were the primary cause for the decrease in segment margins, offsetting margin improvement at Fairbanks Morse Engine.
     We recorded an income tax benefit of $2.8 million on a loss before income taxes of $(1.0) million in the third quarter of 2009. During the third quarter of 2008, we recorded income tax expense of $4.6 million on income before income taxes of $17.0 million. The income tax expense in the third quarter of 2009 was impacted by the jurisdictional mix of earnings and losses as well as adjustments of prior year accruals based on return-to-accrual adjustments.
     Net income was $1.8 million, or $0.09 per share, in the third quarter of 2009 compared to net income of $12.4 million, or $0.59 per share, in the same quarter of 2008. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $99.9 million in the third quarter of 2009 were 21% lower than the $127.1 million reported in the same quarter of 2008. Unit volume declines caused 19 percentage points of the reduction and the unfavorable impact of foreign currency exchange rates versus the U.S. dollar accounted for two percentage points of the reduction. Sales at Garlock Sealing Technologies decreased as a result of reduced demand in all geographic markets; weakness in the steel, oil and gas sectors; and weaker foreign currencies. Stemco’s sales during the quarter decreased primarily as a result of the lower volumes, partially offset by selected price increases and a favorable mix of aftermarket versus OEM volumes. Its OEM sales for the U.S. heavy-duty truck market were significantly lower compared to 2008 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Stemco’s aftermarket sales were also lower compared to 2008 but to a much lesser extent than OEM sales. Garlock Rubber Technologies and Plastomer Technologies experienced sales decreases during the third quarter of 2009 compared to the same quarter last year due to reduced volumes across all product lines.

     Segment profit of $15.1 million in the third quarter of 2009 decreased 25% compared to the $20.2 million reported in the third quarter of 2008. A decrease in profit at Garlock Sealing Technologies reflected the impact of lower sales and lower absorption of manufacturing costs due to reduced production levels, partially offset by lower selling, general and administrative expenses, other cost reductions and selected price increases. Stemco reported a decline in profit primarily due to the slowdown in the heavy-duty vehicle markets and the resulting lower volume and absorption of manufacturing costs, partially offset by a favorable mix of aftermarket versus OEM. Plastomer reported a higher segment loss compared to the third quarter of 2008 due to lower sales in most of its markets and higher material costs. Garlock Rubber Technologies reported a slight decline in segment profit. Operating margins for the segment decreased marginally to 15.1% in 2009 from 15.9% in 2008 as the impact of volume was largely negated by improved pricing on certain products and the benefits from our cost reduction initiatives.
     Engineered Products. Sales of $88.1 million in the third quarter of 2009 were 33% lower than the $131.0 million reported in 2008. The year-over-year decrease in the value of foreign currencies produced three percentage points of the sales decrease. Sales for GGB in the third quarter of 2009 were significantly lower than the amount reported in the comparable quarter of 2008 primarily due to reduced volume in automotive and industrial markets. Quincy Compressor’s sales decreased as a result of reduced volumes in its key markets. Sales for Compressor Products International in the third quarter of 2009 were lower due to lower volume in its natural gas and other markets.
     The segment loss in the third quarter of 2009 was $0.3 million, compared to the $16.3 million segment profit reported in the third quarter of 2008. GGB’s results reflected a loss in 2009 due to low volumes and the resulting impact of lower absorption of manufacturing costs due to reduced production levels. Quincy Compressor and Compressor Products International reported decreases in profits as a result of lower volume and lower absorption of manufacturing costs. The negative operating margins of 0.3% in the quarter for the segment compare to positive 12.4% margins in the third quarter of 2008.
     Engine Products and Services. Sales increased 52% from $21.1 million in the third quarter of 2008 to $32.0 million in the third quarter of 2009. The increase was attributable to higher aftermarket parts and service sales.
     The segment reported a profit of $5.7 million in the third quarter of 2009 compared to $2.8 million in the third quarter of 2008. The year-over-year improvement was driven by the increase in higher margin aftermarket sales and productivity improvements. Operating margins for the segment increased to 17.8% in 2009 from 13.3% in 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     The nine month results for the period ended September 30, 2009 compared to the nine months ended September 30, 2008 were influenced by the same factors as previously described in the comparison of the third quarter of 2009 to 2008. Sales decreased 24% from $878.5 million in 2008 to $671.4 million in the first nine months of 2009.
     Segment profit decreased 61% from $140.1 million in 2008 to $54.5 million, and segment margins in 2008 were 15.9% compared to 8.1% in the first nine months of 2009.
     The decrease in corporate expenses from $23.8 million in the first nine months of 2008 to $20.1 million in the same period of 2009 was primarily the result of significantly lower accruals for management incentive programs due to lower than expected payments for the full year.

     Asbestos-related expenses increased due to higher defense costs as a result of more trial activity and a larger number of claims settlements, plus expenses associated with various improvement initiatives.
     Net interest expense during the first nine months of 2009 was $8.7 million compared to $7.2 million in 2008. The increase in net interest expense was caused primarily by decreases in the yields on cash and cash equivalent investments.
     We recorded goodwill impairment charges of $113.1 million in the first nine months of 2009. There were no goodwill impairment charges in the first nine months of 2008.
     In the first nine months of 2009, we recorded income in connection with a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. A recent actuarial analysis determined that our expected liability is significantly less than the amount previously accrued. As a result, we reduced the potential liability by $19.2 million.
     Net loss was $100.7 million, or $5.05 per share, for the first nine months of 2009 compared to net income of $45.3 million, or $2.12 per share, in the same period last year. Earnings (loss) per share are expressed on a diluted basis.
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
      Cash Flows
     Operating activities generated cash in the amount of $34.8 million in the first nine months of 2009 compared to $68.8 million in the same period last year. The decrease in operating cash flows was primarily attributable to lower earnings partially offset by lower tax payments and reduced working capital requirements. Net asbestos payments increased in 2009 reflecting differences in the timing of payments and insurance recoveries.
     Investing activities used $20.0 million and $60.0 million of cash during the first nine months of 2009 and 2008, respectively. We made net payments for acquisitions of $6.2 million in 2009 compared to $37.4 million in 2008. In addition, capital expenditures in 2009 were $17.6 million less than in 2008 as most businesses reduced spending in response to the current economic environment.
     In the first nine months of 2009, we paid $9.9 million in industrial revenue bonds and other debt. These transactions were included in financing activities in the Consolidated Statements of Cash Flows.
      Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility. The facility is collateralized by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability, as defined in the agreement, falls below certain levels.
     The maximum amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at September 30, 2009 under our senior secured revolving credit facility was $67.5 million.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at September 30, 2009.
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
     We paid the $3.1 million of 7 1/2% Coltec Senior Notes in the second quarter of 2008. We paid and retired industrial revenue bonds and other debt in the amount of $9.9 million during 2009.
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
     As of September 30, 2009 and December 31, 2008, EnPro had accrued liabilities of $18.8 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009. See Note 15 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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
     Insurance Coverage. At September 30, 2009, Garlock had available $252.7 million of insurance and trust coverage that we believe will be available to cover current and future asbestos claims and certain expense payments. See Note 15 to the Consolidated Financial Statements for additional information about the quality of Garlock’s solvent insurance, additional insurance classified as insolvent, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
     Our Liability Estimate. We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $414 million. The estimated liability of $414 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White, our independent claims estimation expert. We expect the recorded liability to fluctuate, perhaps significantly and intend to re-evaluate it in the fourth quarter with the benefit of Bates White’s 2009 report.
     Our estimate, developed independently, has been within the Bates White estimate of the range of equally likely values of the liability each time Bates White has updated its estimate. We continue to believe that our estimate is the most reasonable and probable estimate of Garlock’s future obligation for the next ten years; however, we intend to re-evaluate it in the fourth quarter with the benefit of Bates White’s 2009 report and our discussions with them. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     As is our regular practice, our fourth quarter review will include an in-depth analysis of available data in order to re-assess the factors that impact our estimate. Those factors include:
•	our settlement negotiations and recent settlements;

•	2009 litigation results, particularly in cases where Garlock is a defendant, but also the results in cases involving other defendants, and developments in asbestos litigation in general;

•	new filings, most importantly filings of claims alleging serious asbestos-related disease;

•	the actual incidence of asbestos-related disease as it compares to publicly available incidence predictions and the incidence projections utilized by Bates White;

•	developments in tort reform and the availability of alternative sources of recovery, including the funds available from the 524(g) trusts of bankrupt former co-defendants; and

•	the range of equally likely values of the Garlock liability as projected by Bates White, which will be re-assessed in Bates White’s annual review of claims and payments to be conducted in the fourth quarter.
We anticipate that our fourth quarter review will address uncertainties about recent trends in new filings of serious disease claims against Garlock, recent settlement results and numbers of settled cases as they compare to our previous expectations, and data that suggests that recent incidence of serious asbestos-related disease, particularly mesothelioma claims, may be exceeding projections. Our review could result in a non-cash charge to earnings in the fourth quarter that might be larger than the non-cash charge that we typically record when we roll the liability forward from one quarter to the next, just as it did in the fourth quarter of 2007. Until our review is complete, however, we are uncertain whether a more significant charge will be necessary or, if it is, how much it might be.
     The estimated “equally likely” range of potential liabilities provided by Bates White at December 31, 2008 was $431 million to $627 million. Bates White also indicated a broader range of potential estimates from $189 million to $711 million. We caution that points within or outside that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in a total future asbestos liability for pending and future claims for Garlock in excess of $1 billion.
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
     Quantitative Claims and Insurance Information. Our liability as of September 30, 2009 was $421.5 million (our estimate of the liability described above of $413.9 million plus $7.6 million of accrued legal and other fees already incurred but not yet paid). The liability as of September 30, 2009, included $85.2 million classified as a current liability and $336.3 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future. See

Note 15 to the Consolidated Financial Statements for additional information about pending cases, insurance, cash flows and our liability.
     Strategy. Garlock’s strategy is to focus on trial-listed cases and other cases in advanced stages, to reduce new settlement commitments each year, to carefully manage and maximize insurance collections, and to proactively support legislative and other efforts aimed at meaningful asbestos reform. We are also pursuing initiatives to reduce cash outflows by improving Garlock’s defense at trial and settlement negotiations. We believe that this strategy should result in the reduction of the negative annual cash flow impact from asbestos claims over time; however, we do not believe reductions in the next several years will offset declining insurance collections anticipated for those years. In addition, the risk of large verdicts sometimes impacts the implementation of the strategy, and therefore it is likely that, from time to time, Garlock will enter into settlements that involve large numbers of cases, including early-stage cases, when it believes that the risk outweighs the benefits of the strategy. We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter, so that claims activity against Garlock will eventually decline to a level that can be paid from the cash flow expected from Garlock’s operations, even after Garlock exhausts its insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings or Garlock’s settlement payments. Accordingly, we periodically review various strategic alternatives for addressing the asbestos liability of our subsidiaries.
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

Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2009:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell British pound/buy euro	$30.4	Oct 2009 — Dec 2009	0.901 to 0.918 pound/euro
Buy euro/sell USD	19.4	Oct 2009 — Dec 2010	1.361 to 1.508 USD/euro
Sell British pound/buy Australian dollar	13.1	Oct 2009	1.8821 Australian dollar/pound
Buy USD/sell euro	4.3	Oct 2009 — Dec 2009	1.455 to 1.456 USD/euro
Buy USD/sell Australian dollar	1.3	Oct 2009 — Dec 2009	0.825 to 0.829 USD/Australian dollar
Buy British pound/sell euro	1.1	Oct 2009 — Dec 2009	0.798 to 0.799 pound/euro
Sell USD/buy Canadian dollar	1.0	Oct 2009 — Dec 2009	1.061 Canadian dollar/USD

	70.6

Option Contracts
Buy euro/sell USD	13.9	Dec 2009 — Dec 2010	1.336 USD/euro

	$84.5

Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2009.

	(a) Total Number		(c) Total Number of	(d) Maximum Number (or
	of Shares	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	(or Units)	Price Paid per	Purchased as Part of	Shares (or Units) That May
	Purchased	Share (or Unit)	Publicly Announced	Yet Be Purchased Under the
Period	(1)	(1)	Plans or Programs	Plans or Programs
July 1 — July 31, 2009	—	—	—	—
August 1 — August 31, 2009	—	—	—	—
September 1 — September 30, 2009	1,025	$22.86	—	—
Total	1,025	$22.86	—	—

(1)	A total of 1,025 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $22.86 per share, the closing price of our common stock on September 30, 2009. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of November, 2009.

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