Form 10-K
period 2009-12-31
ENPRO INDUSTRIES, INC
filed 2010-03-03
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was $354,767,446. As of March 1, 2010, there were 20,296,467 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
     We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”). We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We have 44 primary manufacturing facilities located in the United States and 10 other countries.
     Our sales by geographic region in 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in millions)
United States	$421.0	$474.2	$441.6
Europe	224.7	329.3	277.4
Other	157.3	190.3	154.8

Total	$803.0	$993.8	$873.8

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
Acquisitions and Dispositions in 2009
     In December 2009, we signed a definitive agreement to sell our Quincy Compressor business to Atlas Copco for approximately $190 million in cash. The transaction closed in the first quarter of 2010. Accordingly, the Quincy Compressor business is presented as a discontinued operation and is not described herein. Additional information regarding the sale of the Quincy Compressor business is included in Item 9B and Note 18 of this annual report.
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
     In December 2009, we purchased Technetics Corporation, a leading manufacturer of abradable seals, brush seals and acoustic products for turbines used in aerospace and power generation applications. Technetics is located in Deland, Florida. The acquisition of Technetics provides Garlock with a unique line of metal sealing products that is expected to accelerate expansion in aerospace markets and broaden the line of products offered for land-based turbines. Technetics is included in our Sealing Products segment.
Operations
     We manage our business as three segments: a Sealing Products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an Engineered Products segment, which includes our bearings, aluminum blocks for hydraulic applications and reciprocating compressor components; and an Engine Products and Services segment, which manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 16 to our Consolidated Financial Statements. Item 7 and Note 16 contain information about sales and profits for each segment, and Note 16 contains information about each segment’s assets.
Sealing Products Segment
     Overview. Our Sealing Products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as heavy-duty wheel-end components and component systems, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
     Products. Our Sealing Products segment includes the product lines described below, which are designed, manufactured and sold by our Garlock Sealing Technologies, Stemco, and Plastomer Technologies operations.
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
     Resilient metal seals provide extremely tight sealing performance for highly demanding applications such as nuclear power generation, semiconductor fabrication facilities, specific chemical processing applications and race car engines. Branded products for these markets include Helicoflex®, Ultraflex® and Feltmetal®.
     Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS™, Flowlok™ and PGE™.
     Our rubber products business manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Vibon™, Techflex™ and HeatKing™ brand names.
     Stemco manufactures a variety of high performance wheel-end, steering, suspension and braking components used by the heavy-duty trucking industry to improve the performance and longevity of commercial tractors and trailers. Products for this market include hub oil seals, axle fasteners, hub caps, wheel bearings, mileage counters, king pin kits, suspension kits, brake friction, foundation brake parts and automatic brake adjusters. We sell these sealing products under the Stemco®, Stemco Kaiser®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Endeavor™, Pro-Torq®, Sentinel®, DataTrac®, Qwikkit™, Pluskit™, Econokit™, Stemco Duroline™ and Stemco Crewson™ brand names. We also sell products under our RFID sensor-based BAT RF® product line.
     Plastomer Technologies manufactures PTFE specialty tape, formed PTFE products, and PTFE sheets and shapes. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft, fluid handling and semiconductor industries, and are sold under the Plastolon®, Texolon™ and Amicon™ brand names.
     Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 46% of sales delivered to customers outside the United States in 2009. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet and Applied Materials. In 2009, no single customer accounted for more than 2% of segment revenues.
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
Engineered Products Segment
     Overview. Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, and compressor components.
     Products. Our Engineered Products segment includes the product lines described below, which are designed, manufactured and sold by our GGB and Compressor Products International businesses.
     GGB produces self-lubricating, non-rolling, metal polymer, solid polymer and filament wound bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and machine tool markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS™, HX™, EP™, SY™, SP™, SZ™ and LD™ names.
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
     Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products both directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. Compressor Products International sells its products globally through a network of company salespersons, independent sales representatives and distributors. In 2009, no single customer accounted for more than 3% of segment revenues.
     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Norton Company and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Compressor Products International competes against other component manufacturers, such as Cook Compression, Hoerbiger Corporation and numerous smaller component manufacturers worldwide. Price, availability, product quality, engineering support and reliability are the primary competitive drivers in the markets served by Compressor Products International.
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
     Customers. Our Engine Products and Services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard and Exelon. In 2009, the largest customer accounted for approximately 26% of segment revenues.
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
Research and Development
     The goal of our research and development effort is to strengthen our product portfolios for traditional markets while simultaneously creating distinctive and breakthrough products. We utilize a process to move product innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities aimed at business growth.

     We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development expenditures are directed toward the development of new sealing products for hostile environments, the development of truck and trailer fleet information systems and the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics. Prior to introduction, new products are subject to extensive testing at our various facilities and at beta test sites in conjunction with our customers.
Backlog
     At December 31, 2009, we had a backlog of orders valued at $228.3 million compared with $247.4 million at December 31, 2008. Approximately 16% of the backlog, mainly at Fairbanks Morse Engine, is expected to be filled beyond 2010. Backlog represents orders on hand that we believe to be firm. However, there is no certainty that the backlog orders will in fact result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
     As of December 31, 2009, 31 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified with the remaining facilities working towards obtaining ISO and/or TS certification. Twelve of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
     In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel for the four-stroke reciprocating engine. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues.

Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
     We currently have approximately 4,100 employees worldwide in our continuing operations. Approximately 2,100 employees are located within the U.S. and approximately 2,000 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 29% of our U.S. employees are members of trade unions covered by collective bargaining agreements. Union agreements relate, among other things, to wages, hours and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.
     We have collective bargaining agreements in place at three of our U.S. facilities. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from November 2010 to February 2012. In addition, some of our employees located outside the U.S. are subject to national collective bargaining agreements.

ITEM 1A.	RISK FACTORS
     In addition to the risks stated elsewhere in this annual report, set forth below are certain risk factors that we believe are material. If any of these risks occur, our business, financial condition, results of operations, cash flows and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of those terms or other comparable terms. Those forward-looking statements are only predictions and can be adversely affected if any of these risks occur.
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
     When settlement payments exceed insurance recoveries from our subsidiaries’ carriers, our subsidiaries are required to fund these obligations from available cash. This could adversely affect our ability to use cash for other purposes, including growth of our business, and adversely affect our financial condition.
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
     We encounter intense competition in almost all areas of our business. Customers for many of our products are attempting to reduce the number of vendors from which they purchase in order to reduce inventories. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products may also experience transformation from unique branded products to undifferentiated price sensitive products. This products commoditization may be accelerated by low cost foreign competition. Initiatives designed to distinguish our products through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
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
     The prices for some of the raw materials we purchase increased in 2009. While we have been successful in passing along a portion of these higher costs, there can be no assurance that we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2009, we derived approximately 48% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
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
     Efforts to achieve growth through acquisitions, both domestic and international, involve numerous inherent challenges, such as properly evaluating acquisition opportunities, successfully integrating new businesses or product lines, retaining key employees, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. Acquisitions may not succeed as planned. Failure to properly manage these risks could adversely affect our business, financial condition, results of operations and cash flows.
Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and unforeseen business interruptions.
     Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to increase. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses as needed. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics and electrical grid failures are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
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
     A relatively small number of shares traded in any one day could have a significant effect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. In particular, reports concerning asbestos litigation or asbestos reform could cause a significant increase or decrease in the market price of our common stock.

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
     Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:
•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	payments related to asbestos litigation or annual costs related to asbestos litigation that are not covered by insurance;

•	the timing of receipt of insurance proceeds;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in North America, Europe, Asia and other major regions in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the United States; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.

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
     In the future, we may sell additional shares of our common stock to raise capital. In addition, a reasonable number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the exercise of stock options, vesting of restricted stock or unit grants, and upon conversion of our convertible debentures. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the debentures and the market price of our common stock.
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
Risks Related to the Recent Global Financial Crisis
The volatility and disruption of global credit markets and adverse changes arising from the current global financial crisis may negatively impact our ability to access financing and expose us to unexpected risks.
The current global financial and credit crisis exposes us to a variety of risks. We have historically funded our business with cash from operations and the proceeds from the issuance of our convertible debentures. We have a $75 million senior secured revolving credit facility with a group of lenders as a backstop to our liquidity needs and there have been no borrowings under this facility to date. In light of the unprecedented disruption of global credit markets and the instability of financial institutions that until recently were of unquestioned strength, there is a risk that a borrowing request properly made under the credit facility would not be honored by one or more of our lenders. Under the terms of the credit facility, no lender is obligated to fund a portion of a borrowing request that is not funded by another lender. Accordingly, in such an instance actual borrowings under our credit facility may be insufficient to support our liquidity needs and we would be required to seek alternate sources of liquidity. In light of the recent capital and credit market disruption and volatility, we cannot assure you that such alternate funding will be available to us on terms and conditions acceptable to us, or at all. As of the date of this filing we have no reason to believe that a borrowing request, properly submitted by us, would not be honored by any of our lenders, all of whom have assured us of their continuing ability to fund our facility. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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
     We are headquartered in Charlotte, North Carolina and have 44 primary manufacturing facilities in 8 states within the U.S. and 10 countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	694,000
Longview, Texas	Sealing Products	Owned	210,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Reserved.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	49	President, Chief Executive Officer and Director

William Dries	58	Senior Vice President and Chief Financial Officer

Richard L. Magee	52	Senior Vice President, General Counsel and Secretary

J. Milton Childress II	52	Vice President, Strategic Planning and Business Development

Kenneth D. Walker	40	Vice President, Continuous Improvement

Robert P. McKinney	46	Vice President, Human Resources

Robert D. Rehley	49	Vice President and Controller

Orville G. Lunking	54	Vice President and Treasurer
     Stephen E. Macadam has served as our Chief Executive Officer and President and as a director since April 2008. Prior to accepting these positions with EnPro, Mr. Macadam served as Chief Executive Officer of BlueLinx Holdings Inc. since October 2005. Before joining BlueLinx Holdings Inc., Mr. Macadam was the President and Chief Executive Officer of Consolidated Container Company LLC since August 2001. He served previously with Georgia-Pacific Corp. where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam is a director of Georgia Gulf Corporation.
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
     Kenneth D. Walker is currently Vice President, Continuous Improvement and has held this position since September 2009, after having previously served as Vice President and General Manager of GGB Americas from September 2006 through September 2009. At Plastomer Technologies, he was the Vice President and General Manager from April 2003 through September 2006, the Vice President, Sales and Marketing from September 2002 through April 2003, and from June 2001 through September 2002 he was the Director, Marketing and Business Development. Prior to joining Plastomer Technologies, Mr. Walker worked in a variety of business development and general management roles at G5 Technologies from January 2000 to May 2001, and at W. L. Gore & Associates from June 1992 to January 2000.
     Robert P. McKinney is currently Vice President, Human Resources and has held this position since April 2008, after having previously served as Deputy General Counsel from May 2002 to April 2008. Prior to joining EnPro, Mr. McKinney was General Counsel at Tredegar Corporation and Assistant General Counsel with The Pittston Company, both in Richmond, Virginia. From 1990 to 1999, Mr. McKinney was employed by United Dominion Industries, Inc. in Charlotte, North Carolina, as Corporate Counsel and subsequently Assistant General Counsel. Prior to joining United Dominion, he was an associate with the Charlotte, North Carolina law firm of Smith Helms Mulliss & Moore.
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
     Orville G. Lunking is currently Vice President and Treasurer and has held these positions since February 2009. Prior to joining EnPro, Mr. Lunking served as Vice President and Treasurer for Novelis Inc. from January 2005 to March 2008. Prior to that, he was Corporate Treasurer for Smithfield Foods, Inc. from July 2001 to December 2004. Mr. Lunking previously served as Assistant Treasurer — International at Sara Lee Corporation from July 1997 to June 2001. Prior to this time, he worked in different finance-related roles at Allied Signal Inc., Bankers Trust Company, General Motors Corporation and Milliken & Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
     As of March 1, 2010, there were 5,184 holders of record of our common stock. The price range of our common stock from January 1, 2008 through December 31, 2009 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2009:
Fourth Quarter	$20.93	$27.11
Third Quarter	15.50	24.50
Second Quarter	15.21	20.98
First Quarter	13.36	24.14

Fiscal 2008:
Fourth Quarter	$14.40	$37.25
Third Quarter	33.56	43.68
Second Quarter	31.21	40.81
First Quarter	24.40	33.46
     We did not declare any cash dividends to our shareholders during 2009. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”
     The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2009.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part of	Units) that May Yet Be
	(a) Total Number	(b) Average Price	Publicly Announced	Purchased Under the
	of Shares (or	Paid per Share	Plans or Programs	Plans or Programs
Period	Units) Purchased	(or Unit)	(1)	(1)
October 1 — October 31, 2009	—	—	—	—

November 1 — November 30, 2009	—	—	—	—

December 1 — December 31, 2009	887 (1)	$26.41 (1)	—	—

Total	887 (1)	$26.41 (1)	—	—

(1)	A total of 887 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $26.41 per share, the closing price of our common stock on December 31, 2009. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
     Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers consisting of Flowserve Corporation, Robbins & Myers, Inc., Gardner Denver, Inc., Circor International, Inc., IDEX Corporation and The Gormann-Rupp Company. These manufacturing companies were chosen because they are all similarly situated to EnPro in terms of size and markets served. Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2004 and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2004 and continuing through December 31, 2009. Past performance is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ENPRO INDUSTRIES, INC., RUSSELL 2000 INDEX AND PEER GROUP INDEX

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$803.0	$993.8	$873.8	$770.2	$709.2
Income (loss) from continuing operations	$(143.6)	$32.8	$17.2	$(178.3)	$48.1

Balance Sheet Data:
Total assets	$1,221.2	$1,333.8	$1,449.8	$1,384.3	$1,275.3
Long-term debt (including current portion)	$130.4	$134.5	$133.3	$128.9	$124.5

Per Common Share Data — Diluted:
Income (loss) from continuing operations	$(7.19)	$1.56	$0.77	$(8.54)	$2.26

(1)	The historical amounts presented above have been adjusted to present our Quincy Compressor business unit as a discontinued operation. In December 2009, we entered into an agreement to effect the sale of our Quincy Compressor business unit. The results have also been adjusted to reflect the retrospective application of new accounting rules for certain convertible debt instruments as required in the transition guidance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
     This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We design, develop, manufacture and market proprietary engineered industrial products. We have 44 primary manufacturing facilities located in the United States and 10 countries outside the United States.
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
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications and compressor components. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, pump and compressor construction, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services.
     The Company’s Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell the Quincy Compressor business to the Atlas Copco Group for approximately $190 million in cash. The transaction closed in the first quarter of 2010. Accordingly, the Quincy Compressor business is presented as a discontinued operation in this Form 10-K. Additional information regarding the sale of the Quincy Compressor business is included in Item 9B and Note 18.
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
     In December 2009, we purchased Technetics Corporation, a leading manufacturer of abradable seals, brush seals and acoustic products for turbines used in aerospace and power generation applications located in Deland, Florida. The acquisition of Technetics provides Garlock with a unique line of metal sealing products that is expected to accelerate expansion in aerospace markets and broaden the line of products offered for land-based turbines. Technetics is included in our Sealing Products segment.
     During the first quarter of 2009, we concluded that events had occurred and circumstances had changed which required us to perform an interim period goodwill impairment test for all of our reporting units, including GGB in the Engineered Products segment and at Plastomer Technologies in the Sealing Products segment, both of which had experienced reduced volumes as a result of deterioration in the global economic environment. We performed a preliminary analysis and determined that it was necessary to conduct an impairment test for GGB and Plastomer.
     During the second quarter of 2009, we conducted a thorough analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. To estimate the fair value, we used both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit; the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we used was based on EnPro’s weighted average cost of capital. For the market approach, we chose a group of 26 companies that we believed to be representative of our diversified industrial and automotive peers. Based on the results of the test, we determined that the fair values of GGB and Plastomer were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for both GGB and Plastomer. As a result, we recognized a non-cash impairment charge of $113.1 million, which represented all of the remaining goodwill in these reporting units, in the second quarter of 2009.
     During the analysis, we also tested the fair value of all our other reporting units and determined that there was no goodwill impairment for any of the other reporting units. We completed our required annual impairment test of goodwill for all of our reporting units as of October 1, 2009 and the results did not indicate any impairment of the remaining goodwill. Based on the results of the test, we determined that the fair value of one of the reporting units exceeded its carrying value by approximately 60% and the other reporting units having goodwill balances had fair values that exceeded their carrying values by over 100%.
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
     As described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we actively manage the asbestos claims against our subsidiaries and the remaining insurance assets available for the payment of these claims. We accrue an estimated liability for both pending and future asbestos claims for the next ten years. For additional information on this subject discussed in this section, see “Contingencies — Asbestos.”
     Outlook
     In the near-term, the pace of recovery in our markets is uncertain, but we believe modest growth is likely during the first half of the year. An increase in volume and the advantages of the cost reduction and efficiency programs we implemented last year should benefit our performance during that period and improve our results compared to the first half of 2009. The short cycles of most of our businesses make the second half of the year more difficult to foresee, but we believe that we have positioned our operations to capture new opportunities as they arise throughout the year. Our balance sheet remains strong and the resources available for investments in our operations will be increased by the proceeds from the sale of Quincy Compressor. With stable markets, a lean enterprise and a solid financial base, we look forward to resuming and accelerating our growth in 2010.
     Subject to a return to historical levels of profitability, and mix of domestic and foreign earnings, we expect that our effective tax rate in 2010 and beyond will be less volatile than it was in 2009. As a result of structural and organizational changes we have made in our European operations, we anticipate that our effective tax rate should generally be lower than historical rates.
     We anticipate that cash flows in 2010 should benefit from improved operating income and the sale of Quincy Compressor, partially offset by higher capital expenditures, working capital and pension contributions.
     Despite significant improvement in the equity and fixed income investment markets in 2009, our U.S. defined benefit plans continue to be underfunded due to an increase in the value of plan liabilities. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2010 totaling $3.4 million. We estimate that the annual U.S. pension expense in 2010 will be flat versus 2009.
     In connection with our business strategy to accelerate growth, we will continue to evaluate acquisitions and divestitures in 2010; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
     We address our outlook on asbestos claims and their impact in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section.
Results of Operations

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Sales
Sealing Products	$399.4	$503.5	$457.3
Engineered Products	238.3	350.0	289.4
Engine Products and Services	166.7	142.1	128.1

	804.4	995.6	874.8
Intersegment sales	(1.4)	(1.8)	(1.0)

Total sales	$803.0	$993.8	$873.8

Segment Profit
Sealing Products	$55.8	$87.0	$74.0
Engineered Products	(13.3)	38.5	39.1
Engine Products and Services	30.5	20.2	14.6

Total segment profit	73.0	145.7	127.7

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Corporate expenses	(28.9)	(27.4)	(26.0)
Asbestos-related expenses	(135.5)	(52.1)	(68.4)
Goodwill impairment charge	(113.1)	—	—
Interest expense, net	(11.4)	(10.0)	(4.2)
Other income (expense), net	17.7	(6.6)	(2.6)

Income (loss) from continuing operations before income taxes	$(198.2)	$49.6	$26.5

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
     2009 Compared to 2008
     Sales of $803.0 million in 2009 decreased 19% from $993.8 million in 2008. The decline in sales was the result of weak volumes in the Sealing Products and Engineered Products segments. The drop in volumes resulted from slow industrial markets, reduced OEM truck and trailer volumes, and lower automotive volumes. Fairbanks Morse Engine experienced higher sales of engine aftermarket parts and services in 2009 compared to 2008. The decrease in the values of foreign currencies relative to the U.S. dollar accounted for three percentage points of the decline in sales.
     Segment profit, management’s primary measure of how our operations perform, decreased 50% from $145.7 million in 2008 to $73.0 million in 2009. Segment profit decreased primarily due to lower volumes and lower absorption of manufacturing costs due to reduced production levels. These decreases were partially offset by cost improvements resulting from actions taken in response to market weakness and selected price increases. Segment margins, defined as segment profit divided by sales, declined from 14.7% in 2008 to 9.1% in 2009. The weaker results at most businesses, particularly GGB and Plastomer, were the primary cause for the decrease in segment margins, offsetting margin improvement at Fairbanks Morse Engine.
     Asbestos expenses in 2009 were $135.5 million and included net cash outlays of $29.3 million for legal fees and expenses incurred during the year, $25.5 million in non-cash charges to maintain a ten-year liability estimate for future claims, and an $80.7 million non-cash charge to adjust the liability to reflect changes in its assumptions regarding new claims filings, payments by trusts established to pay claims against former asbestos defendants who have emerged from bankruptcy, and other factors. In 2008, asbestos expenses were $52.1 million. The higher expense in 2009 was primarily the result of adjustments made to management’s estimation model in the fourth quarter of 2009.
     We recorded an income tax benefit of $54.6 million on a loss before income taxes of $198.2 million in 2009. During 2008, we recorded income tax expense of $16.8 million on income before income taxes of $49.6 million. The income tax benefit in 2009 was favorably impacted by structural and organizational changes in our European operations which were not in place during 2008.

     We recorded goodwill impairment charges of $113.1 million in 2009. There were no goodwill impairment charges in 2008.
     In 2009, we recorded income in connection with a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. An actuarial analysis determined that our expected liability is significantly less than the amount previously accrued. As a result, we reduced the potential liability by $19.2 million.
     Net loss was $139.3 million, or $6.97 per share, in 2009 compared to net income of $50.6 million, or $2.40 per share, in 2008. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $399.4 million in 2009 were 21% lower than the $503.5 million reported in 2008. Unit volume declines caused most of the reduction and the unfavorable impact of foreign currency exchange rates versus the U.S. dollar accounted for three percentage points of the reduction. Sales at Garlock Sealing Technologies decreased as a result of reduced demand in all geographic markets; weakness in the steel, oil and gas sectors; and weaker foreign currencies partially offset by selected price increases. Stemco’s sales decreased primarily as a result of the lower volumes, partially offset by selected price increases and a favorable mix of aftermarket versus OEM volumes. Its OEM sales for the U.S. heavy-duty truck market in 2009 were significantly lower compared to 2008 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Stemco’s aftermarket sales were also lower compared to 2008 but to a much lesser extent than OEM sales. Plastomer Technologies experienced a sales decrease during 2009 compared to 2008 due to reduced volumes across all product lines.
     Segment profit of $55.8 million in 2009 decreased 36% compared to the $87.0 million reported in 2008, primarily caused by weak volumes. A decrease in profit at Garlock Sealing Technologies reflected the impact of lower sales and lower absorption of manufacturing costs due to reduced production levels, partially offset by lower selling, general and administrative expenses, other cost reductions and selected price increases. Stemco reported a decline in profit primarily due to the slowdown in the heavy-duty vehicle markets and the resulting lower volume and absorption of manufacturing costs, partially offset by a favorable mix of aftermarket versus OEM and selected price increases. Plastomer reported a higher segment loss compared to 2008 due to lower sales in most of its markets and higher material costs. Operating margins for the segment decreased to 14.0% in 2009 from 17.3% in 2008 as the impact of volume was partially negated by improved pricing on certain products and the benefits from cost reduction initiatives.
     Engineered Products. Sales of $238.3 million in 2009 were 32% lower than the $350.0 million reported in 2008, primarily caused by reduced volumes. The year-over-year decrease in the value of foreign currencies produced four percentage points of the sales decrease. Sales for GGB in 2009 were significantly lower than the amount reported in 2008 primarily due to reduced volume in automotive and industrial markets. Sales for Compressor Products International in 2009 were lower due to lower volume in its natural gas and other markets.
     The segment loss in 2009 was $13.3 million, compared to the $38.5 million segment profit reported in 2008. GGB’s results reflected a loss in 2009 due to low volumes and the resulting impact of lower absorption of manufacturing costs due to reduced production levels. Compressor Products International reported decreases in profits as a result of lower volume and lower absorption of manufacturing costs. The negative operating margins of 5.6% for the segment compare to positive 11.0% margins in 2008.

     Engine Products and Services. Sales increased 17% from $142.1 million in 2008 to record sales of $166.7 million in 2009. The increase was attributable to higher engine, aftermarket parts and service sales.
     The segment reported a profit of $30.5 million in 2009 compared to $20.2 million in 2008. The year-over-year improvement was driven by the increase in volumes and higher margin aftermarket sales. Operating margins for the segment increased to 18.3% in 2009 from 14.2% in 2008.
2008 Compared to 2007
     Sales of $993.8 million in 2008 increased 14% from $873.8 million in 2007. The results of acquisitions added six percentage points of the sales increase. The increase in the values of foreign currencies relative to the U.S. dollar contributed three percentage points to the increase. The remaining growth was primarily the result of selected price increases and additional volume at several businesses partially offset by lower volume at Stemco due to a decline in demand from OEM heavy-duty truck and trailer manufacturers and aftermarket customers.
     Segment profit increased 14% from $127.7 million in 2007 to $145.7 million in 2008. Segment profit increased primarily due to selected price increases, increased volume and acquisitions. These improvements were partially offset by cost increases in several areas, particularly raw materials and other manufacturing input costs. Segment margins increased slightly from 14.6% in 2007 to 14.7% in 2008.
     Asbestos expenses in 2008 were $52.1 million and included net cash outlays of $26.2 million for legal fees and expenses incurred during the year and $25.9 million in non-cash charges to maintain a ten-year liability estimate for future claims. In 2007, asbestos expenses were $68.4 million. The higher expense in 2007 was primarily the result of adjustments made to management’s estimation model in the fourth quarter of 2007.
     Net interest expense in 2008 was $10.0 million compared to net interest expense of $4.2 million in 2007. The net interest expense increase was a result of the decrease in invested cash balances and lower yields on investments.
     Our effective tax rate for 2008 was 33.9% compared to 35.1% in 2007. The change in the rate is principally a result of the reversal of reserves for uncertain tax positions in connection with the settlement of various tax audits and the benefit of reductions in statutory income tax rates in certain countries.
     Net income was $50.6 million, or $2.40 per share, in 2008 compared to $35.1 million, or $1.57 per share, in 2007 before extraordinary items. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $503.5 million in 2008 were 10% higher than the $457.3 million reported in 2007, however, the year-to-year improvement decelerated as the year progressed. Acquisitions added three percentage points of the growth while organic growth contributed five percentage points. The favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for two percentage points of the growth. Garlock Sealing Technologies’ sales were favorably impacted by increased demand in European markets; strength in the oil and gas, energy, mining and primary metals sectors; selected price increases; and increases in the value of foreign currencies. Stemco’s sales during the year increased as a result of the acquisition of the V.W. Kaiser business in late February. Its OEM and aftermarket sales for the U.S. heavy-duty truck market continued to be lower compared to 2007 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Sales for Plastomer Technologies were down in 2008 compared to 2007 due to slowdowns in its semi-conductor markets.
     Segment profit of $87.0 million in 2008 increased 18% compared to the $74.0 million reported in 2007. An increase in profit at Garlock Sealing Technologies resulted from lower restructuring charges and reflects the benefits of its higher sales volumes. Stemco reported an increase in profit due to the impact of the addition of the V.W. Kaiser business, partially offset by the slowdown in the heavy-duty vehicle markets. Costs associated with the consolidation of its facilities and lower volumes negatively impacted Plastomer Technologies’ results compared to 2007. Operating margins for the segment increased to 17.3% in 2008 from 16.2% in 2007 primarily as a result of the earnings improvement at Garlock Sealing Technologies.
     Engineered Products. Sales of $350.0 million in 2008 were 21% higher than 2007 sales of $289.4. Acquisitions favorably impacted revenue by eleven percentage points and increased activity in the segment’s operations added four percentage points. The increase in the value of foreign currencies contributed six percentage points of the sales increase. Sales for Compressor Products International in 2008 were higher than 2007 due to acquisitions and increased volumes. Despite a significant decline late in the year, GGB sales in 2008 exceeded 2007 sales due to favorable foreign exchange rates and an acquisition.
     Segment profits were $38.5 million in 2008, which compares to $39.1 million reported in 2007. GGB’s profits decreased in 2008 due to material cost increases that exceeded price increases. Significant market declines in the second half largely negated first half volume gains and resulted in lower productivity. Profits at Compressor Products International increased as a result of higher volumes and acquisitions. Operating margins for the segment decreased from 13.5% in 2007 to 11.0% in 2008.
     Engine Products and Services. Sales increased from $128.1 million in 2007 to $142.1 million in 2008. The increase in sales was principally due to higher revenue from engines and higher parts sales in 2008.
     The segment reported a profit of $20.2 million in 2008 compared to $14.6 million in 2007. The improvement resulted from higher margins on engine sales, increased parts volumes and productivity improvements in 2008 compared to 2007. Operating margins for the segment increased to 14.2% in 2008 from 11.4% in 2007.
Restructuring and Other Costs
     Restructuring expense was $10.2 million, $4.6 million and $6.0 million for 2009, 2008 and 2007, respectively. In 2009, the expense was primarily related to restructuring activities associated with workforce reductions at GGB and Garlock Sealing Technologies. In 2007 and 2008, the expense related primarily to Garlock Sealing Technologies’ Palmyra modernization project. See Note 3 to the Consolidated Financial Statements for additional information regarding restructuring and other costs in each year.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions, debt repayments and common stock repurchases have been funded from cash balances on hand and cash generated from operations. The Company is proactively pursuing acquisition opportunities, some of which may be of a size which could exceed our cash balances at the time of closing. Should we need additional capital, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”

     Cash Flows
     Operating activities provided $59.0 million, $77.5 million and $81.3 million in 2009, 2008 and 2007, respectively.
     The decrease in operating cash flows in 2009 versus 2008 was primarily attributable to the weak volumes that reduced net income, partially offset by improvements in working capital. Working capital changes increased cash by $17.4 million in 2009 compared to a $20.1 million cash reduction in 2008, a $37.5 million improvement.
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
     We used $66.3 million, $58.5 million and $138.6 million in investing activities in 2009, 2008 and 2007, respectively. The increased cash used in investing activities in 2009 versus 2008 was primarily attributable to increased net payments for acquisitions and reduced proceeds from sales of assets and liquidation of investments, largely offset by reduced capital investments. We made net payments for acquisitions of $51.1 million in 2009 compared to $33.0 million in 2008. Capital expenditures in 2009 were $22.7 million less than in 2008 as most businesses reduced spending in response to less favorable market conditions.
     The decreased cash used in investing activities in 2008 versus 2007 was primarily attributable to a reduction in net payments for acquisitions from $77.0 million in 2007 to $33.0 million in 2008, and a reclassification of $19.5 million of unrestricted cash balances to other current and noncurrent assets in 2007. These were partially offset by a $14.4 million increase in proceeds from sales of assets and liquidation of investments in 2008 versus 2007.
     In 2009, we retired $9.9 million in industrial revenue bonds and other debt.
     In 2008, we paid $69.2 million in connection with the repurchase of approximately 1.9 million shares of our common stock under a share repurchase program. These transactions were reflected as financing activities in the Consolidated Statements of Cash Flows.
     Capital Resources
     Our primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility but do have $7.5 million of letters of credit outstanding. The facility is collateralized by our receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of our U.S. subsidiaries, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Most of the covenants and restrictions apply only if availability under the facility falls below certain levels.
     The maximum initial amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at December 31, 2009 under our senior secured revolving credit facility was $63.2 million after giving consideration to letters of credit outstanding.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They would effectively rank junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at December 31, 2009.
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
     We received approximately $184.2 million in cash from the sale of Quincy on March 1, 2010 and expect to receive an additional $5.8 million in cash on or before December 18, 2010 upon the closing of the sale of Quincy’s subsidiary in China. Net of taxes, the proceeds from the sale of Quincy should total approximately $150.0 million. Additional information regarding the sale of the Quincy Compressor business is included in Item 9B and Note 18.
     Dividends
     To date, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. As of December 31, 2009, we exceeded this minimum threshold. The indenture that governs the convertible debentures does not restrict us from paying dividends.
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
     Asbestos
     We accrue for known and estimated future asbestos claims for the next ten years and we record legal fees and expenses only when incurred.
     The significant assumptions underlying the material components of the estimated liability include: the number and trend of claims asserted; the mix of alleged diseases or impairment; the trend in the number of claims for malignant cases, primarily mesothelioma; the probability that some existing and potential future claims will eventually be dismissed without payment; the estimated amount to be paid per claim; and the timing and impact of large amounts available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy. The actual number of future actions filed per year and the payments necessary to resolve those claims could exceed those reflected in our estimate of the liability.
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
     Derivative Instruments and Hedging Activities
     We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. Most of these contracts are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.
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
     Goodwill and Other Intangible Assets
     We do not amortize goodwill, but instead it is subject to annual impairment testing. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, the cost of capital, royalty rates and tax rates. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements, including the expected dates of adoption and the expected effects on results of operations, cash flows and financial condition, if any.
Contingencies
     General
     Various claims, lawsuits and administrative proceedings with respect to commercial, product liability, asbestos and environmental matters, all arising in the ordinary course of business, are pending or threatened against us or our subsidiaries and seek monetary damages and/or other remedies. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition, results of operations or cash flows. From time to time, we and our subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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

     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 20 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 16 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of December 31, 2009 and 2008, EnPro had accrued liabilities of $20.5 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Debt and Capital Lease Guarantees
     As of December 31, 2009, we had contingent liabilities for potential payments on a guarantee of certain debt and lease obligations totaling $0.6 million arising from the divestiture of Crucible. The obligations mature in 2010. In the event that Crucible does not fulfill its obligations under the debt or lease agreements, we could be responsible for all or a portion of these obligations. There is no liability for these guarantees reflected in our Consolidated Balance Sheets.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses. See Note 17 to the Consolidated Financial Statements for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appellate results, and settlements.

     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At December 31, 2009, Garlock had available $238.6 million of insurance and trust coverage that we believe will be available to cover current and future asbestos claims and certain expense payments. In addition, we believe that Garlock may also recover some additional insurance from insolvent carriers over time. Garlock collected approximately $1.0 million, $0.1 million and $1.0 million, respectively, from insolvent carriers in 2009, 2008 and 2007. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers. See Note 17 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
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
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White has updated its estimate regularly since the end of 2004.
     The estimated range of potential liabilities provided by Bates White at December 31, 2009 was $480 million to $602 million. According to Bates White, increases in the range over time have been attributable primarily to (1) the propensity to sue Garlock, (2) an increase in settlement values of mesothelioma claims, (3) an increase in claims filings and values in some jurisdictions, most notably California, and (4) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. The 524(g) trusts are estimated by some, including Bates White, to have more than $20 billion dollars available for the payment of asbestos claims, with billions more scheduled to fund new trusts in cases currently nearing confirmation. Trust payments could have a significant impact on our future settlement payments and could therefore significantly affect our liability.
     We have independently developed internal goals for asbestos-related liabilities. We have used those goals for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, in setting targets for annual and long-term incentive compensation, and in producing our own estimate of the current and future liability. Our internal estimate has been and continues to be within the Bates White range of equally likely estimates. As a result, Bates White and management believe that our internal estimate for the next ten years represents the most likely point within the range. Accordingly, our recorded liability is derived from our internal estimate.
     We currently estimate that the liability of our subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $485 million. The estimated liability of $485 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     We made a significant adjustment (discussed below) to our liability based on an adjustment to our management estimate in the fourth quarter of 2009. We adjusted our estimate based on trends and factors also reflected in an increase in the high and low ends of the Bates White liability estimate. Our estimate continues to fall within the Bates White range, developed independently, and we believe that our estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation.
     Bates White also indicated a broader range of potential estimates from $252 million to $698 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in total future asbestos-related expenditures for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:
•	Increases or decreases, if any, in management’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     In 2009, we recorded a pre-tax charge of $135.5 million to reflect net cash outlays of $29.3 million for legal fees and expenses paid during the year and a $106.2 million non-cash charge. The non-cash charge included (1) $25.5 million, primarily to add an estimate of the liability for 2019 to maintain a ten-year estimate and (2) $80.7 million resulting from an adjustment in the fourth quarter of 2009 to management’s estimate of the first nine years of the ten-year period. Management’s adjustment to its previous estimate was based on its review of mesothelioma claims filings and trends with respect to parties named as defendants in claims, settlement and payment trends, continued high activity in the court system, particularly in certain jurisdictions that management believes present particularly high risks for asbestos defendants, and, most importantly, the continuing difficulty caused by the lack of transparency in the distribution procedures of large 524(g) trusts of former co-defendants that have emerged from bankruptcy proceedings.
     The ten-year liability projections of management and Bates White have both included an assumption that Garlock’s liability in the tort system would decrease as 524(g) trusts begin paying the liabilities of bankrupt former co-defendants that contributed to injuries of plaintiffs who sue Garlock. This assumption has been based on: (1) principles of joint and several liability that caused the amount of payments to resolve asbestos claims against Garlock to increase beginning in 2000 to 2002, when the most prominent asbestos defendants sought bankruptcy protection and ceased paying claims in the tort system; (2) the emergence, beginning in 2007 and continuing today, of numerous wealthy 524(g) trusts, established by such bankrupt companies to pay asbestos claims caused by their products, and (3) state law that protects defendants like Garlock from having to pay plaintiffs’ damages to the extent paid by such trusts and other co-defendants. Payments from such trusts accordingly should offset and reduce damages claims against Garlock.
     While 524(g) trusts have begun making substantial payments to the claimants, Garlock has not experienced a reduction in the damages being sought from Garlock. The distribution procedures of the 524(g) trusts do not permit Garlock and other tort-system co-defendants from having any access to claims made to the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts.
     To date, despite billions of dollars of 524(g) trust distributions, many plaintiffs continue to seek damages from Garlock on the basis that no evidence exists permitting them to recover from 524(g) trusts. Garlock and Bates White are working on a variety of strategies to expose the unfairness of trust distribution procedures and bring fairness to the trust payment system. Both Bates White and management assume that Garlock will have some success in those endeavors over time, and that assumption continues to be embedded in our and Bates White’s liability estimates.
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
     In 2007, we recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods and $19.4 million to adjust the liability based on revisions to management’s estimate in the fourth quarter of 2007. We made this adjustment based on our review of negotiations and payment trends and our belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     See Note 17 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. The liability recorded on our books as of December 31, 2009 was $492.3 million (our ten-year estimate of the liability described above of $485.0 million plus $7.3 million of accrued legal and other fees already incurred but not yet paid). The liability included $85.4 million classified as a current liability and $406.9 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Year Ended
	December 31,
	2009	2008	2007
Pending Cases (1)
New actions filed during period	4,400	5,500	5,200
Open actions at period-end	97,400	104,100	105,700
Cash Flow (dollars in millions)
Payments (2)	$(109.6)	$(109.7)	$(115.1)
Insurance recoveries (3)	69.8	72.7	90.2

Net cash flow	$(39.8)	$(37.0)	$(24.9)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$183.3	$228.7	$252.0
Insurance available for pending and future claims	55.3	78.7	129.5

Remaining solvent insurance and trust assets	$238.6	$307.4	$381.5

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$492.3	$465.5	$524.4
Insurance available for pending and future claims	55.3	78.7	129.5

Liability in excess of insurance coverage (6)	437.0	386.8	394.9
Insurance receivable for previously paid claims	183.3	228.7	252.0

Liability in excess of anticipated insurance collections (6)	$253.7	$158.1	$142.9

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 1,400 in 2009, 800 in 2008 and 900 in 2007) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	The liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $7.3 million, $6.8 million and $5.4 million at December 31, 2009, 2008 and 2007, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
     Strategy and Outlook. Garlock’s asbestos claims management strategy is to focus on trial-listed cases, pursue training initiatives and research projects to improve its defense at trial, aggressively negotiate reduced settlement commitments and payments each year, carefully manage and maximize collections from a declining pool of available insurance coverage, and proactively support efforts to achieve meaningful asbestos reform.

     Beginning in 2000, when the largest asbestos defendants filed bankruptcy cases to resolve their asbestos liabilities and thereby withdrew from the civil court system, plaintiffs pursued Garlock and other surviving “peripheral” defendants in civil court actions to recover the full amounts of their alleged damages under state law principles of joint and several liability. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. As a result, the amount generally required to resolve each claim against Garlock increased.
     Almost all of the high-profile defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, plaintiffs may seek to recover damages from the trusts. Legal principles of contribution and fundamental fairness should dictate that there be a consequent reduction in recoveries against other defendants, including Garlock, who remain subject to the civil court system. The bankruptcy trusts, however, operate pursuant to trust distribution procedures that do not permit Garlock and other tort-system co-defendants to gain access to claims against trusts and accompanying evidence of exposure to asbestos-containing products addressed by such trusts. Garlock’s current efforts to achieve meaningful asbestos reform are focused on changing the trust distribution procedures to ensure full and transparent disclosure of evidence of the identities of recipients and amounts of payments from the trusts, and to facilitate credit for those payments in state civil court proceedings. We believe Garlock’s efforts and similar efforts underway by other defendants and experts should result over time in a reduction of the value of damages claims against Garlock to account for trust recoveries and thereby reduce Garlock’s payments necessary to resolve asbestos claims. We and Garlock are reviewing Garlock’s strategy with respect to the resolution of Garlock’s asbestos claims in light of changing trends and developments, including recent developments in pending bankruptcy proceedings of former co-defendants.
     We do not believe reductions resulting from trust payments over the next several years will offset the significant decline in insurance collections available to Garlock in such years. We therefore estimate that, while total payments to defend and resolve Garlock’s asbestos claims should continue to decline each year, the cash outflows, net of insurance, will increase, perhaps significantly, beginning in 2011.
     We believe that the continued risks inherent in the tort system may also impact Garlock’s future cash outflows. Despite Garlock’s successful recent track record at trial, the risk (largely due to the exit from the civil court system of the high-profile defendants that sought bankruptcy relief in the early 2000s) of large adverse verdicts in certain jurisdictions that have historically favored claims by asbestos plaintiffs continues to impact Garlock’s ability to negotiate reduced payments. Thus, there can be no assurance that Garlock will be able to achieve significant payment reductions in the civil court system, particularly if claimants continue to have the ability to pursue claims in those plaintiff-oriented jurisdictions, target selected defendants, and obscure evidence of their exposures to the products of former co-defendants who have emerged from bankruptcy proceedings.
     We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter. As a result, claims activity against Garlock should eventually decline to a level that can be paid from the cash flow from Garlock’s operations, even after Garlock exhausts available insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings against Garlock. In fact, after a significant decline in new mesothelioma filings in 2006, the number of mesothelioma claims filed against Garlock have increased in each of the last three years.

     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, bankruptcies of other defendants, and reform efforts, and given the amount of insurance coverage available to our subsidiaries from solvent insurance carriers, we believe that pending asbestos actions are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in any given future period. We anticipate that asbestos claims will continue to be filed against Garlock. Because of (1) the uncertainty as to the number and timing of such potential future claims and the amount that will have to be paid to litigate, settle or satisfy claims, and (2) the finite amount of insurance available for future payments, future asbestos claims against Garlock could have a material adverse effect on our financial condition, results of operations and cash flows. As a result, there can be no assurance that Garlock’s asbestos liabilities will not have a material adverse effect on the Company’s financial condition.
Off Balance Sheet Arrangements
     Lease Agreements
     We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2009, approximately $57.2 million of future minimum lease payments were outstanding under these agreements. See Note 17, “Commitments and Contingencies — Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
     Debt and Capital Lease Guarantees
     At December 31, 2009, we had outstanding contingent liabilities for guaranteed debt and lease payments of $0.6 million arising from the divestiture of Crucible.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2009 is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$172.9	$0.1	$0.2	$0.1	$172.5
Interest on long-term debt	39.9	6.8	13.6	13.6	5.9
Operating leases	57.2	11.3	19.1	14.4	12.4
Other long-term liabilities	32.8	3.5	4.4	3.8	21.1

Total	$302.8	$21.7	$37.3	$31.9	$211.9

     Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In our Consolidated Balance Sheet, this amount is shown net of a debt discount pursuant to the applicable accounting rules. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources — Capital Resources,” and in

Note 10 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion that will also be a component of interest expense.
     Payments for other long-term liabilities are estimates of amounts that will be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2009. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Environmental, Contingencies — Colt Firearms and Central Moloney,” “Contingencies — Crucible Materials Corporation,” and in Note 17 to the Consolidated Financial Statements.
     At December 31, 2009, we had a $7.2 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in other long-term liabilities and deferred income taxes in our Consolidated Balance Sheet. The table also does not include obligations under our pension and postretirement benefit plans, which are included in Note 12 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through normal operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes.
Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2009. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	$0.1	$0.1	$0.1	$0.1	—	$172.5	$172.9	$175.9

Average interest rate	6.5%	6.5%	6.5%	6.5%	—	3.9%	3.9%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2009.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell British pound/buy euro	$29.8	Jan 2010	0.887 pound/euro

Buy euro/sell US dollar	24.8	Jan 2010 — Dec 2010	1.361 to 1.506 USD/euro

Buy US dollar/sell euro	15.6	Jan 2010 — Dec 2010	1.456 to 1.503 USD/euro

Sell British pound/buy Australian dollar	14.2	Jan 2010	1.823 Australian dollar/British pound

Sell US dollar/buy Canadian Dollar	6.2	Jan 2010 — Dec 2010	1.044 to 1.045 Canadian dollar/USD

Buy US dollar/sell Australian Dollar	3.8	Jan 2010 — Dec 2010	0.882 to 0.920 USD/Australian dollar

Buy British pound/sell euro	2.7	Jan 2010 — Dec 2010	0.901 to 0.903 pound/euro

Sell US dollar/buy peso	2.6	Jan 2010 — Dec 2010	12.835 to 13.420 peso/US dollar

	99.7

Option Contracts
Buy euro/sell US dollar	6.3	Dec 2010	1.336 USD/euro

	$106.0

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENPRO INDUSTRIES, INC.
Index to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
     On March 1, 2010, we completed the previously announced sale of our Quincy Compressor business unit, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., our operation in China (“Q-Tech”), pursuant to a Purchase Agreement dated as of December 18, 2009 (the “Purchase Agreement”) with Fulcrum Acquisition LLC and Atlas Copco (China) Investment Company Ltd., subsidiaries of Atlas Copco AB (the “Buyers”). Completion of the sale to the Buyers of 100% of the equity interests in Q-Tech is pending receipt of necessary regulatory authorizations in China. The aggregate base purchase price for the assets sold on March 1, 2010 was approximately $184.2 million in cash and the assumption of certain liabilities of the Quincy Compressor business unit, and an additional approximately $5.8 million is payable in cash upon the closing of the sale of Q-Tech (or at December 18, 2010 if the sale of Q-Tech is not completed by that date). In each case, the purchase price is subject to adjustment based on the closing date amount of specified assets transferred and liabilities assumed as set forth in the Purchase Agreement. In addition, pursuant to the Purchase Agreement we retained, and have agreed to indemnify the Buyers from, certain liabilities, including liabilities related to asbestos claims and specified environmental liabilities, union pension and existing retiree benefit liabilities, and governmental actions and specified legal proceedings.
     The Purchase Agreement was filed as Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on December 21, 2009 and is incorporated by reference herein. In reviewing the Purchase Agreement, please remember that it is included to provide information regarding its terms and is not intended to provide any other factual or disclosure information about the parties thereto. The Purchase Agreement contains representations and warranties, which have been made solely for the benefit of the parties to the Purchase Agreement and should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate. Moreover, the representations and warranties as stated in the Purchase Agreement do not reflect exceptions thereto as may be set forth in separate disclosure schedules exchanged by the parties in connection with the Purchase Agreement. The representations and warranties were made only as of the date of the Purchase Agreement or such other date or dates as may be specified in the Purchase Agreement and are subject to more recent developments. Accordingly, the representations and warranties as set forth in the Purchase Agreement alone may not describe the actual state of affairs as of the date they were made or at any other time.
     As indicated in Note 2 of the Notes to Consolidated Financial Statements, we have reported, for all periods presented, the financial condition, results of operations and cash flows of our Quincy Compressor business unit, including Q-Tech, as a discontinued operation in the consolidated financial statements included in this report.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.
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
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2010 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.
     The table below contains information as of December 31, 2009, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities				Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants		Outstanding Options,		Securities Reflected in
	and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,170,382	(1)	$11.70	(2)	1,250,835

Equity compensation plans not approved by security holders	—		—		—

Total	1,170,382	(1)	$11.70	(2)	1,250,835

(1)	Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2007 — 2009 performance cycle and the maximum levels payable for subsequent performance cycles.

(2)	The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices — Director Compensation” and “Executive Compensation — Grants of Plan Based Awards — LTIP Awards” in our definitive proxy statement for the 2010 annual meeting of shareholders.
     Information concerning the inducement awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation — Employment Agreement” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices — Director Independence” in our definitive proxy statement for the 2010 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements
     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
2.	Financial Statement Schedule
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007 appears on page 102.
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
3.	Exhibits
     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 48 to 52.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of March, 2010.

ENPRO INDUSTRIES, INC.
Date: March 3, 2010	By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

	By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2010
/s/ William R. Holland William R. Holland*	Chairman of the Board and Director	March 3, 2010
/s/ J. P. Bolduc J. P. Bolduc*	Director	March 3, 2010
/s/ Peter C. Browning Peter C. Browning*	Director	March 3, 2010
/s/ Diane C. Creel Diane C. Creel	Director	March 3, 2010
/s/ Don DeFossett Don DeFossett	Director	March 3, 2010
/s/ Gordon D. Harnett Gordon D. Harnett*	Director	March 3, 2010
/s/ David L. Hauser David L. Hauser*	Director	March 3, 2010
/s/ Wilbur J. Prezzano, Jr. Wilbur J. Prezzano, Jr.*	Director	March 3, 2010

* By:	/s/ Richard L. Magee
Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX

2.1	Purchase Agreement dated as of December 18, 2009 among EnPro Industries, Inc., Coltec Industries Inc, Fulcrum Acquisition LLC and Atlas Copco (China) Investment Company Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K of EnPro Industries, Inc. on December 21, 2009 (File No. 001-31225))

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2009 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 24, 2009 by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (2005 Amendment and Restatement) (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement.

10.10+	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+*	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective October 27, 2009)

10.12+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective February 12, 2008) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14	Amended and Restated Loan and Security Agreement, dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation and Stemco LP, as Borrowers; EnPro Industries, Inc., as Parent; QFM Sales and Services, Inc., Coltec International Services Co, Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+	Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Robert D. Rehley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+	Management Continuity Agreement dated as of February 11, 2009 between EnPro Industries, Inc. and Orville G. Lunking (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+*	Management Continuity Agreement dated as of August 25, 2008 between EnPro Industries, Inc. and Dale A. Herold

10.22+*	Management Continuity Agreement dated as of October 27, 2009 between EnPro Industries, Inc. and Kenneth Walker

10.23+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of January 1, 2008) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30	Variable Term Accelerated Share Repurchase Transaction dated March 3, 2008 between EnPro Industries, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 3, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31	Settlement Agreement dated as of April 11, 2008 among EnPro Industries, Inc. and Steel Partners II, L.P., Steel Partners II GP LLC, Steel Partners II Master Fund L.P., Steel Partners LLC, Warren G. Lichtenstein, James R. Henderson, John J. Quicke, Kevin C. King, Don DeFosset and

Delyle Bloomquist (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.32+*	Summary of Executive and Director Compensation Arrangements

10.33	Letter agreement dated December 16, 2008 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and V.W. Kaiser Engineering, Incorporated, as Borrowers; EnPro Industries, Inc., QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Garlock Overseas Corporation, Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., in its capacity as a Lender and as collateral and administrative agent for Lenders, which letter agreement includes amendments to the Amended and Restated Loan and Security Agreement dated April 26, 2006 (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

14	EnPro Industries, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Diane C. Creel

24.4*	Power of Attorney from Gordon D. Harnett

24.5*	Power of Attorney from David L. Hauser

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

24.8*	Power of Attorney from Don DeFosset

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its convertible debt instruments that may be settled in cash on conversion effective January 1, 2009.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 3, 2010

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(in millions, except per share data)

	2009	2008	2007
		As Adjusted	As Adjusted
		(Note 1)	(Note 1)
Net sales	$803.0	$993.8	$873.8
Cost of sales	523.8	635.4	560.2

Gross profit	279.2	358.4	313.6

Operating expenses:
Selling, general and administrative expenses	224.3	241.6	209.1
Asbestos-related expenses	135.5	52.1	68.4
Goodwill impairment charge	113.1	—	—
Other operating expense (income), net	10.5	(0.3)	6.0

	483.4	293.4	283.5

Operating income (loss)	(204.2)	65.0	30.1
Interest expense	(12.3)	(12.7)	(12.5)
Interest income	0.9	2.7	8.3
Other income (expense), net	17.4	(5.4)	0.6

Income (loss) from continuing operations before income taxes	(198.2)	49.6	26.5
Income tax benefit (expense)	54.6	(16.8)	(9.3)

Income (loss) from continuing operations	(143.6)	32.8	17.2
Income from discontinued operations, net of taxes	4.3	17.8	17.9

Income (loss) before extraordinary item	(139.3)	50.6	35.1
Extraordinary item, net of taxes	—	—	2.5

Net income (loss)	$(139.3)	$50.6	$37.6

Basic earnings (loss) per share:
Continuing operations	$(7.19)	$1.62	$0.81
Discontinued operations	0.22	0.88	0.84
Extraordinary item	—	—	0.12

Net income (loss) per share	$(6.97)	$2.50	$1.77

Diluted earnings (loss) per share:
Continuing operations	$(7.19)	$1.56	$0.77
Discontinued operations	0.22	0.84	0.80
Extraordinary item	—	—	0.11

Net income (loss) per share	$(6.97)	$2.40	$1.68

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(in millions)

	2009	2008	2007
		As Adjusted	As Adjusted
		(Note 1)	(Note 1)
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$(139.3)	$50.6	$37.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(4.3)	(17.8)	(17.9)
Depreciation	27.0	26.7	25.2
Amortization	13.3	13.4	10.8
Accretion of debt discount	5.2	4.7	4.4
Goodwill impairment	113.1	—	—
Deferred income taxes	(67.7)	(0.2)	(9.8)
Stock-based compensation	1.8	3.9	3.6
Excess tax benefits from stock-based compensation	—	(0.8)	(3.8)
Loss (gain) on sale of assets, net	0.3	(2.4)	—
Extraordinary gain, net of taxes	—	—	(2.5)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Asbestos liabilities, net of insurance receivables	95.6	15.2	43.0
Accounts and notes receivable	29.5	10.4	(8.9)
Inventories	(8.4)	(11.2)	16.1
Accounts payable	(0.2)	(14.5)	10.3
Other current assets and liabilities	(3.5)	(4.8)	(6.5)
Other noncurrent assets and liabilities	(3.4)	4.3	(20.3)

Net cash provided by operating activities of continuing operations	59.0	77.5	81.3

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(22.1)	(44.8)	(43.1)
Proceeds from sales of assets	0.3	4.2	0.3
Proceeds from liquidation of investments	7.4	10.5	—
Reclassification of investments from cash equivalents	—	—	(19.5)
Acquisitions, net of cash acquired	(51.1)	(33.0)	(77.0)
Other	(0.8)	4.6	0.7

Net cash used in investing activities of continuing operations	(66.3)	(58.5)	(138.6)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of debt	(9.9)	(3.7)	(2.1)
Common stock repurchases	—	(69.2)	—
Proceeds from issuance of common stock	0.4	0.4	1.0
Excess tax benefits from stock-based compensation	—	0.8	3.8

Net cash provided by (used in) financing activities of continuing operations	(9.5)	(71.7)	2.7

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	18.1	20.7	23.5
Investing cash flows	(2.7)	(14.7)	(3.7)
Financing cash flows	—	(0.4)	—

Net cash provided by discontinued operations	15.4	5.6	19.8

	2009	2008	2007
		As Adjusted	As Adjusted
		(Note 1)	(Note 1)
Effect of exchange rate changes on cash and cash equivalents	1.9	(5.8)	3.0

Net increase (decrease) in cash and cash equivalents	0.5	(52.9)	(31.8)
Cash and cash equivalents at beginning of year	76.3	129.2	161.0

Cash and cash equivalents at end of year	$76.8	$76.3	$129.2

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7.4	$8.0	$8.1
Income taxes	$13.2	$37.0	$21.7
Asbestos-related claims and expenses, net of insurance recoveries	$39.8	$37.0	$24.9
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(in millions, except share amounts)

	2009	2008
		As Adjusted
		(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$76.8	$76.3
Accounts and notes receivable, less allowance for doubtful accounts of $4.2 in 2009 and $4.6 in 2008	112.7	132.9
Asbestos insurance receivable	67.2	67.9
Inventories	86.1	72.5
Deferred income taxes and income tax receivable	37.3	20.4
Prepaid expenses and other current assets	14.9	18.8
Current assets of discontinued operations	57.5	38.8

Total current assets	452.5	427.6
Property, plant and equipment	185.4	185.7
Goodwill	125.7	211.7
Other intangible assets	116.0	98.5
Asbestos insurance receivable	171.4	239.5
Deferred income taxes and income tax receivable	119.9	76.8
Other assets	50.3	59.6
Long-term assets of discontinued operations	—	34.4

Total assets	$1,221.2	$1,333.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$9.6
Accounts payable	56.5	53.2
Asbestos liability	85.4	85.3
Other accrued expenses	71.7	79.0
Current liabilities of discontinued operations	16.2	20.6

Total current liabilities	229.9	247.7
Long-term debt	130.3	124.9
Asbestos liability	406.9	380.2
Pension liability	84.8	80.3
Other liabilities	57.7	74.3
Long-term liabilities of discontinued operations	—	0.3

Total liabilities	909.6	907.7

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 20,365,596 shares at December 31, 2009 and 20,031,709 shares at December 31, 2008	0.2	0.2
Additional paid-in capital	402.7	400.2
Retained earnings (accumulated deficit)	(94.7)	44.6
Accumulated other comprehensive income (loss)	4.8	(17.4)
Common stock held in treasury, at cost – 211,860 shares at December 31, 2009 and 217,790 shares at December 31, 2008	(1.4)	(1.5)

Total shareholders’ equity	311.6	426.1

Total liabilities and shareholders’ equity	$1,221.2	$1,333.8

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2006	21.0	$0.2	$456.1	$(43.7)	$27.3	$(1.5)	$438.4

Net income	—	—	—	37.6	—	—	37.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	25.3	—	25.3
Pension and other postretirement benefit plans	—	—	—	—	(2.7)	—	(2.7)

Total comprehensive income							60.2
Adjustment to initially apply FIN 48	—	—	—	0.1	—	—	0.1
Exercise of stock options and other incentive plan activity	0.4	—	8.3	—	—	—	8.3

Balance, December 31, 2007	21.4	0.2	464.4	(6.0)	49.9	(1.5)	507.0

Net income	—	—	—	50.6	—	—	50.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(31.6)	—	(31.6)
Pension and other postretirement benefit plans	—	—	—	—	(35.6)	—	(35.6)
Loss on cash flow hedges	—	—	—	—	(0.1)	—	(0.1)

Total comprehensive loss							(16.7)
Common stock repurchases	(1.9)	—	(69.2)	—	—	—	(69.2)
Exercise of stock options and other incentive plan activity	0.3	—	5.0	—	—	—	5.0

Balance, December 31, 2008	19.8	0.2	400.2	44.6	(17.4)	(1.5)	426.1

Net loss	—	—	—	(139.3)	—	—	(139.3)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15.6	—	15.6
Pension and other postretirement benefit plans	—	—	—	—	6.6	—	6.6

Total comprehensive loss							(117.1)
Exercise of stock options and other incentive plan activity	0.4	—	2.5	—	—	0.1	2.6

Balance, December 31, 2009	20.2	$0.2	$402.7	$(94.7)	$4.8	$(1.4)	$311.6

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Significant Accounting Policies
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of well recognized, proprietary engineered industrial products that include sealing products, self-lubricating, non-rolling bearing products and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
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
     Foreign Currency Translation — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $0.9 million, $4.0 million and $0.3 million for 2009, 2008 and 2007, respectively.
     Research and Development Expense — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2009, 2008 and 2007 were $12.1 million, $12.9 million and $11.4 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
     Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase. The Consolidated Statement of Cash Flows for the year ended December 31, 2007, reflects the reclassification of $19.5 million of unrestricted cash balances to other current and long-term assets based on changes in expected maturity dates of the underlying investments. This amount, less losses due to subsequent net declines in value, has since been liquidated.
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
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2009, the Company had $2.5 million of retentions expected to be collected in 2010 recorded in accounts and notes receivable and $5.6 million of retentions expected to be collected beyond 2010 recorded in other long-term assets in the Consolidated Balance Sheets. At December 31, 2008, the Company had $3.1 million of current retentions and $3.2 million of long-term retentions recorded in the Consolidated Balance Sheets.
     Inventories — Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 38% and 35% of inventories were valued by the LIFO method in 2009 and 2008, respectively.
     Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, including factory overhead, incurred to date. Progress payments related to long-term contracts and programs are shown as a reduction of inventories. Initial program start-up costs and other nonrecurring costs are expensed as incurred. Inventoried costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value.
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

     To estimate the fair value of its reporting units, the Company uses both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit; the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate the Company uses is based on its weighted average cost of capital. For the market approach, the Company chooses a group of 26 companies that it believes are representative of its diversified industrial peers.
     The Company completed its required annual impairment tests of goodwill as of October 1, 2008 and 2007. The results of these assessments did not indicate any impairment of the goodwill.
     Due to the sudden deterioration in the global economic environment, the Company concluded that events had occurred and circumstances had changed which required it to perform an interim period goodwill impairment test at its GGB reporting unit (“GGB”) included in the Engineered Products segment, and its Plastomer Technologies reporting unit (“Plastomer Technologies”) included in the Sealing Products segment. During the second quarter of 2009, the Company conducted a thorough analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. Based on the results of the test, the Company determined that the fair values of GGB and Plastomer Technologies were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for each of the reporting units. As a result, the Company recognized a non-cash impairment charge of $113.1 million, which represented all of the remaining goodwill in these reporting units, in the second quarter of 2009. During the analysis, the Company also tested the fair value of all its other reporting units and determined that there was no other goodwill impairment.
     As of October 1, 2009, the Company completed its required annual impairment test of goodwill, which did not indicate any impairment of the remaining goodwill. Based on the results of the test, the Company determined that the fair value of one of the reporting units exceeded its carrying value by approximately 60% and the other reporting units having goodwill balances had fair values that exceeded their carrying values by over 100%.
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
     Asbestos — The Company accrues for known and estimated future asbestos claims for the next ten years and the Company records legal fees and expenses only when incurred.
     The significant assumptions underlying the material components of the estimated liability include: the number and trend of claims to be asserted; the mix of alleged diseases or impairment; the trend in the number of claims for mesothelioma cases; the probability that some existing and potential future claims will eventually be dismissed without payment; the estimated amount to be paid per claim, and the timing and impact of large amounts that will become available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy. The actual number of future actions filed per year and the payments made to resolve those claims could exceed those reflected in management’s estimate of the liability.

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
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through December 2010 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $106.0 million and $130.3 million at December 31, 2009 and 2008, respectively. At December 31, 2009, foreign exchange contracts with notional amounts totaling $60.8 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income (loss) and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income (loss) are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amount of $45.2 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income. It is anticipated that the entire amount within accumulated other comprehensive income (loss) related to derivative instruments will be reclassified into income within the next twelve months.
     Fair Value Measurements — On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements for financial assets and liabilities. As permitted by the Financial Accounting Standards Board (“FASB”), the Company elected to defer the adoption of the fair value standard for certain nonfinancial assets and nonfinancial liabilities until January 1, 2009. The standard provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
     Recently Adopted Accounting Pronouncements — In May 2008, the FASB issued authoritative guidance that requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance was adopted effective January 1, 2009. Early application was not permitted; however, the transition guidance requires retrospective application to all periods presented. Prior periods presented in these consolidated financial statements and related notes have been recast to report as if the guidance had been used in all periods.
     This guidance changes the accounting treatment for the Company’s 3.9375% Convertible Senior Debentures (the “Debentures”) to require that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million as of the issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $42.5 million as of December 31, 2009, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $130.0 million net carrying amount of the liability component at December 31, 2009. As of December 31, 2008, the unamortized debt discount was $47.7 million and the net carrying amount of the liability component was $124.8 million. Interest expense related to the Debentures for the years ended December 30, 2009, 2008 and 2007 includes $6.8 million of contractual interest coupon in each period and $5.2 million, $4.7 million and $4.4 million, respectively, of debt discount amortization.
     In May 2009, the FASB established general standards of accounting for, and required disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of the standard in 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.
     In March 2008, the FASB issued a standard that requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted the standard in 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.
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
     In April 2009, the FASB issued rules to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions in 2009. Because it applies only to financial statement disclosures, the adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

     In December 2008, the FASB issued authoritative guidance that requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in 2009. Since it requires only additional disclosures, adoption of the guidance did not affect the Company’s financial condition, results of operations or cash flows.
     Recently Issued Accounting Pronouncements — In October 2009, the FASB issued guidance that establishes the accounting and reporting for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company does not anticipate this will have a material impact on its financial condition, results of operations or cash flows.
2. Acquisitions and Discontinued Operations
     Acquisitions — In February 2009, the Company acquired PTM (UK) Limited, a full service provider of sealing solutions, which is included in the Company’s Sealing Products segment. In December 2009, the Company acquired certain assets and assumed certain liabilities of Technetics Corporation, a leading manufacturer of abradable seals, brush seals and acoustic products for turbines used in aerospace and power generation applications. This acquisition is included in the Company’s Sealing Products segment. The Company also purchased several small product lines during 2009.
     The acquisitions completed during 2009 were paid for with $51.1 million in cash. They resulted in increases in working capital of $3.0 million, property, plant and equipment of $3.9 million, goodwill of $22.3 million, other intangible assets of $23.8 million, long-term debt of $0.3 million and other long-term liabilities of $1.6 million. The assets, liabilities and results of operations of these acquisitions were not material to the Company’s consolidated financial position or results of operations, so pro forma financial information is not presented. The purchase price allocations of the recently acquired businesses are subject to the completion of purchase price adjustments pursuant to the acquisition agreements.
     In June 2008, the Company purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, the Company owns 100% of Garlock Pty Limited. In February 2008, the Company acquired V.W. Kaiser Engineering, a privately-held manufacturer of pins, bushings and suspension kits for the commercial vehicle aftermarket. In January 2008, the Company acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. These acquisitions are included in the Company’s Sealing Products segment. The Company also purchased several small product lines during 2008. The acquisitions completed during 2008 were paid for with $33.0 million in cash.
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

     The acquisitions completed during 2007 were paid for with $77.0 million in cash. The purchase of the remaining ownership interest in one of the Company’s subsidiaries resulted in an extraordinary gain of $4.1 million. The gain was recorded net of $1.6 million of income taxes.
     Discontinued Operations — During the fourth quarter of 2009, the Company announced its plans to sell the Quincy Compressor business (“Quincy”) that had been reported within the Engineered Products segment. Accordingly, the Company has reported, for all periods presented, the financial condition, results of operations and cash flows of Quincy as a discontinued operation in the accompanying consolidated financial statements.
     For 2009, 2008 and 2007, results of operations from Quincy were as follows:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Sales	$124.4	$174.0	$156.2

Income from discontinued operations	$7.2	$26.5	$27.3
Income tax expense	(2.9)	(8.7)	(9.4)

Income from discontinued operations, net of taxes	$4.3	$17.8	$17.9

     The major classes of assets and liabilities for Quincy are shown below:

	As of December 31,
	2009	2008
	(in millions)
Assets:
Accounts and notes receivable	$18.0	$24.9
Inventories	8.2	12.2
Other current assets	0.9	1.7
Property, plant and equipment	18.3	20.4
Goodwill	6.4	6.4
Other intangible assets	4.5	4.9
Other assets	1.1	2.7

Assets of discontinued operations	$57.5	$73.2

Liabilities:
Accounts payable	$9.5	$13.2
Other accrued expenses	6.4	7.4
Other liabilities	0.3	0.3

Liabilities of discontinued operations	$16.2	$20.9

3. Other Operating Expense (Income), Net
     The Company incurred $10.2 million, $4.6 million and $6.0 million of restructuring costs during the years ended December 31, 2009, 2008 and 2007, respectively.
     During 2009, due to the deterioration in the global economic environment, the Company initiated a number of restructuring activities throughout its operations. These programs primarily involved the rationalization of workforce levels, consolidation of facilities and elimination of unprofitable product lines. Workforce reductions announced totaled 330 salaried administrative and hourly manufacturing positions, of which 306 had been terminated by December 31, 2009.
     Restructuring reserves at December 31, 2009, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2008	Provision	Payments	Liabilities	2009
			(in millions)
Personnel-related costs	$1.2	$7.7	$(6.3)	$—	$2.6
Facility related costs	—	2.5	(1.5)	(0.6)	0.4

	$1.2	$10.2	$(7.8)	$(0.6)	$3.0

     During 2008, the Company incurred approximately $2.0 million of costs related to the modernization of the Palmyra, New York facilities of Garlock Sealing Technologies, included within the Sealing Products segment. This project was begun in 2005.
     Several smaller restructuring initiatives were begun and completed during 2008 at other Company operations, primarily the consolidation of two small facilities. Approximately $0.9 million of costs were incurred.
     Restructuring reserves at December 31, 2008, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2007	Provision	Payments	2008
		(in millions)
Personnel-related costs	$0.4	$1.6	$(0.8)	$1.2
Facility demolition and relocation costs	—	3.0	(3.0)	—

	$0.4	$4.6	$(3.8)	$1.2

     During 2007, the Company announced the planned consolidation of facilities for a unit within the Sealing Products segment. Approximately $0.6 million of costs were incurred during 2007 of the total $2.3 million for the entire initiative. Workforce reductions announced totaled 34, primarily hourly manufacturing positions, all of which took place during 2008. The project was completed in 2008. In connection with this facilities consolidation, the Company sold a building for $3.0 million, resulting in a pre-tax gain of $2.2 million. This gain is included in other operating expense (income), net for the year ended December 31, 2008.
     Restructuring reserves at December 31, 2007, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2006	Provision	Payments	Liabilities	2007
			(in millions)
Personnel-related costs	$0.1	$0.7	$(0.4)	$—	$0.4
Facility demolition and relocation costs	—	5.3	(3.0)	(2.3)	—

	$0.1	$6.0	$(3.4)	$(2.3)	$0.4

     Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Sealing Products	$2.9	$3.7	$6.0
Engineered Products	7.3	0.9	—

	$10.2	$4.6	$6.0

     Also included in other operating expense (income), net for the year ended December 31, 2008 was $2.5 million received related to the favorable settlement of a warranty claim against a supplier. For the years ended December 31, 2009 and 2008, there were $0.3 million of losses and $0.2 million of gains, respectively, recorded related to the disposal of various pieces of machinery.
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
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. A liability for potential payments to be made from the Back-Up Trust is recorded in the Company’s Consolidated Balance Sheets in other long-term liabilities. During 2009, the Company recorded income of $19.2 million related to the reduction of this estimated liability based upon a recent actuarial analysis that determined the potential liability was significantly less than the amount accrued. This is discussed further in Note 17, “Commitments and Contingencies — Crucible Materials Corporation.”
     During 2009, the Company recorded expense of $2.1 million due to increases to environmental reserves based on new facts at several specific sites. These sites all related to previously owned businesses.
     In 2008, the Company recorded $3.4 million of incremental costs for legal, financial and strategic advice and proxy solicitation in connection with the contested election of directors initiated by one of the Company’s shareholders. On April 11, 2008, an agreement with the shareholder was entered into that resolved the contested election.
     In 2009, the Company recorded $0.3 million of income and in 2008 and 2007, the Company recorded $2.0 million and $0.4 million, respectively, of expense related to changes in the value of marketable securities.
5. Income Taxes
     Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Domestic	$(112.9)	$2.7	$(18.1)
Foreign	(85.3)	46.9	44.6

Total	$(198.2)	$49.6	$26.5

     A summary of income tax expense (benefit) in the Consolidated Statements of Operations from continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Current:
Federal	$(4.8)	$2.2	$2.0
Foreign	18.0	14.5	16.9
State	(0.1)	0.3	0.2

	13.1	17.0	19.1

Deferred:
Federal	(39.4)	(1.2)	(7.7)
Foreign	(25.9)	1.1	(1.5)
State	(2.4)	(0.1)	(0.6)

	(67.7)	(0.2)	(9.8)

Total	$(54.6)	$16.8	$9.3

     Significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(in millions)
Deferred income tax assets:
Net operating losses	$19.5	$—
Goodwill impairment	17.0	—
Accrual for post-retirement benefits other than pensions	3.3	3.0
Environmental reserves	7.6	8.3
Retained liabilities of previously owned businesses	4.7	12.3
Inventories	2.2	1.7
Accruals and reserves	11.8	14.9
Minimum pension liability	29.1	33.1
Asbestos accrual	191.2	153.1

Total deferred income tax assets	286.4	226.4

Deferred income tax liabilities:
Pensions	(0.1)	(5.9)
Tax depreciation and amortization in excess of book	(48.7)	(44.0)
Payments in excess of insurance recoveries	(81.6)	(78.1)
Other	(3.1)	(1.2)

Total deferred income tax liabilities	(133.5)	(129.2)

Net deferred income taxes	$152.9	$97.2

     The Company concluded that a valuation allowance on its deferred tax assets at December 31, 2009 and 2008, was not required. The Company’s methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from its operations. These estimates are projected through the life of the related deferred tax assets based on assumptions that the Company believes to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
     The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	7.5	(0.2)	(3.3)
State and local taxes	1.3	0.4	(1.2)
Goodwill impairment	(10.6)	—	—
Domestic manufacturers’ deduction	—	(0.4)	1.1
Foreign tax rate differences	(7.4)	(3.2)	(5.9)
Uncertain tax positions	(0.3)	2.0	5.7
Audit settlements	—	(3.5)	(1.5)
Other items	2.0	3.8	5.2

Effective income tax rate	27.5%	33.9%	35.1%

     The Company has not provided for the federal and foreign withholding taxes on $151.2 million of the foreign subsidiaries’ undistributed earnings as of December 31, 2009, because such earnings are intended to be reinvested indefinitely. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $11.6 million.
     As of December 31, 2009 and 2008, the Company had $7.9 million and $5.6 million, respectively, of liabilities recorded for unrecognized tax benefits. The unrecognized tax benefit balances as of December 31, 2009 and 2008, include $3.4 million and $1.6 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Also included in the liabilities recorded for unrecognized tax benefits as of December 31, 2009 and 2008, were cumulative amounts of $4.5 million and $4.0 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. These amounts include interest of $0.7 million and $0.5 million, respectively. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. A reconciliation of the beginning and ending amount of the unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2009	2008	2007
Balance at beginning of year	$5.1	$17.2	$21.8
Additions based on tax positions related to the current year	2.1	2.5	0.7
Additions for tax positions of prior years	0.1	0.7	0.1
Reductions for tax positions of prior years	(0.1)	—	(4.5)
Reductions as a result of audit settlements	—	(15.3)	(0.9)

Balance at end of year	$7.2	$5.1	$17.2

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

(in millions, except per share amounts)	2009	2008	2007
Numerator (basic and diluted):
Net income (loss)	$(139.3)	$50.6	$37.6

Denominator:
Weighted-average shares — basic	20.0	20.2	21.3
Share-based awards	—	0.5	0.5
Convertible debentures	—	0.3	0.5
Other	—	0.1	—

Weighted-average shares — diluted	20.0	21.1	22.3

Earnings (loss) per share:
Basic	$(6.97)	$2.50	$1.77

Diluted	$(6.97)	$2.40	$1.68

     As discussed further in Note 10, the Company has issued Debentures. Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.
     In 2009, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.3 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive. There were no antidilutive shares in 2008 or 2007.
7. Inventories
     Inventories consist of the following:

	As of December 31,
	2009	2008
	(in millions)
Finished products	$60.1	$50.8
Deferred costs relating to long-term contracts	42.9	41.5
Work in process	16.2	15.5
Raw materials and supplies	24.4	26.1

	143.6	133.9
Reserve to reduce certain inventories to LIFO basis	(14.2)	(15.1)
Progress payments	(43.3)	(46.3)

Total	$86.1	$72.5

8. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2009	2008
	(in millions)
Land	$4.0	$3.3
Buildings and improvements	111.5	99.8
Machinery and equipment	347.7	323.7
Construction in progress	14.5	22.5

	477.7	449.3
Less accumulated depreciation	(292.3)	(263.6)

Total	$185.4	$185.7

9. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2009 and 2008 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Goodwill as of December 31, 2007	$73.2	$153.5	$7.1	$233.8
Accumulated impairment losses	(23.4)	—	—	(23.4)

	49.8	153.5	7.1	210.4

Foreign currency translation	(1.3)	(12.7)	—	(14.0)
Acquisitions	17.9	(2.6)	—	15.3

Goodwill as of December 31, 2008	89.8	138.2	7.1	235.1
Accumulated impairment losses	(23.4)	—	—	(23.4)

	66.4	138.2	7.1	211.7

Foreign currency translation	1.4	3.4	—	4.8
Impairment	(4.4)	(108.7)	—	(113.1)
Acquisitions	21.6	0.7	—	22.3

Goodwill as of December 31, 2009	112.8	142.3	7.1	262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

	$85.0	$33.6	$7.1	$125.7

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2009		As of December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$90.4	$34.1	$72.8	$26.8
Existing technology	26.5	6.5	22.4	5.0
Trademarks	39.3	7.3	36.5	6.4
Other	17.4	9.7	13.3	8.3

	$173.6	$57.6	$145.0	$46.5

     Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $10.0 million, $10.4 million and $7.8 million, respectively. Amortization expense for these intangible assets for the years 2010 through 2014 is estimated to be $12.8 million, $11.4 million, $10.6 million, $9.6 million and $8.2 million, respectively. The Company has trademarks with indefinite lives that were included in the table above with a carrying amount of approximately $24 million as of December 31, 2009 that were not amortized.
10. Long-Term Debt
     The Company’s long-term debt at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(in millions)
Convertible Debentures	$130.0	$124.8
Industrial revenue bonds	—	9.6
Other notes payable	0.4	0.1

	130.4	134.5
Less current maturities of long-term debt	0.1	9.6

	$130.3	$124.9

     The Company’s primary U.S. operating subsidiaries have a senior secured revolving credit facility with a group of banks. The credit agreement for this facility was originally executed on May 16, 2002. On April 26, 2006, the Company and its primary U.S. operating subsidiaries amended and extended the facility. As amended, the maximum initial amount available for borrowings under the facility is $75 million. The actual borrowing availability at December 31, 2009 under the facility was $63.2 million after giving consideration to letters of credit outstanding. Under certain conditions, the borrowers may request that the facility be increased by up to $25 million, to $100 million total. The facility matures on April 21, 2011. Borrowings are available at LIBOR plus a margin of 1.00% to 1.75%. The Company pays an annual unused line fee of 0.25%.
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
     None of the conditions that permit conversion were satisfied at December 31, 2009.
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
     Future principal payments on long-term debt are as follows:

(in millions)
2010	$0.1
2011	0.1
2012	0.1
2013	0.1
2014	—
Thereafter	130.0

$130.4

11. Fair Value Measurements
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$71.2	$71.2	$—	$—
Crucible back-up trust assets	18.7	18.7	—	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	2.6	2.6	—	—

	$93.7	$92.5	$1.2	$—

Liabilities
Deferred compensation liabilities	$4.9	$4.9	$—	$—
Foreign currency derivatives	0.2	—	0.2	—

	$5.1	$4.9	$0.2	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$65.8	$65.8	$—	$—
Crucible back-up trust assets	22.4	22.4	—	—
Cash management fund	7.1	—	7.1	—
Foreign currency derivatives	1.8	—	1.8	—
Deferred compensation assets	2.6	2.6	—	—

	$99.7	$90.8	$8.9	$—

Liabilities
Deferred compensation liabilities	$4.1	$4.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$4.8	$4.1	$0.7	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 17, “Commitments and Contingencies — Crucible Materials Corporation.” The fair value of the cash management fund assets was determined through broker quotations or alternative pricing sources with reasonable levels of price transparency and was reflected in the net asset value of the fund. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     As further discussed in Note 1, goodwill with a carrying value of $113.1 million was written down to its implied fair value of zero, resulting in a non-cash, pre-tax impairment charge of $113.1 million, which was included in earnings for the second quarter of 2009. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at December 31, 2009 and 2008, except for the following instruments:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Long-term debt	$130.4	$175.9	$134.5	$145.1
     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
12. Pensions and Postretirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States, Canada, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% Company contribution each year. The Company recorded $5.8 million, $5.9 million and $5.2 million in expenses in 2009, 2008 and 2007, respectively, for matching contributions under these plans.
     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. The Company did not make any cash contributions to its U.S. pension plans in 2009 as a result of credit balances available from previous discretionary contributions. In 2008, no contributions were required or made. The Company anticipates that there will be a required funding of $3.4 million in 2010. The Company expects to make total contributions of approximately $0.9 million in 2010 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $218.4 million, $205.1 million and $133.3 million at December 31, 2009, and $190.0 million, $177.6 million and $109.7 million at December 31, 2008, respectively.
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
Domestic Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s U.S. defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2009 and 2008.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$180.3	$168.6	$14.1	$12.9
Service cost	5.1	5.8	0.6	1.0
Interest cost	11.2	10.4	0.7	0.7
Actuarial loss (gain)	11.4	1.7	(0.1)	0.7
Amendments	0.5	0.5	—	—
Administrative expenses	(1.4)	(1.2)	—	—
Benefits paid	(6.4)	(5.5)	(4.8)	(1.2)

Projected benefit obligations at end of year	200.7	180.3	10.5	14.1

Change in Plan Assets
Fair value of plan assets at beginning of year	106.2	157.1
Actual return on plan assets	25.4	(44.2)
Administrative expenses	(1.4)	(1.2)
Benefits paid	(6.4)	(5.5)

Fair value of plan assets at end of year	123.8	106.2

Funded Status at End of Year	$(76.9)	$(74.1)	$(10.5)	$(14.1)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(1.4)	$(4.2)
Long-term liabilities	(76.9)	(74.1)	(9.1)	(9.9)

	$(76.9)	$(74.1)	$(10.5)	$(14.1)

     Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 consist of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in millions)
Net actuarial loss	$66.9	$78.9	$2.6	$3.0
Prior service cost	3.3	3.7	1.2	1.4

	$70.2	$82.6	$3.8	$4.4

     The accumulated benefit obligation for all domestic defined benefit pension plans was $188.6 million and $169.0 million at December 31, 2009 and 2008, respectively.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.1	$5.8	$5.8	$0.6	$1.0	$1.5
Interest cost	11.2	10.4	9.7	0.7	0.7	0.7
Expected return on plan assets	(8.7)	(13.1)	(12.5)	—	—	—
Amortization of prior service cost	0.9	1.2	1.2	0.2	0.2	0.2
Recognized net actuarial loss	6.7	0.5	0.1	0.1	0.2	0.2

Net periodic benefit cost	15.2	4.8	4.3	1.6	2.1	2.6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(5.3)	59.1	5.6	(0.3)	—	—
Prior service cost	0.5	0.4	0.3	—	0.7	0.7
Amortization of net loss	(6.7)	(0.5)	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	(0.9)	(1.2)	(1.2)	(0.2)	(0.2)	(0.2)

Total recognized in other comprehensive income	(12.4)	57.8	4.6	(0.6)	0.3	0.3

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$2.8	$62.6	$8.9	$1.0	$2.4	$2.9

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.0 million and $0.8 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million and $0.2 million, respectively.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.0%	6.25%	6.25%	6.0%	6.25%	6.25%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to the Citigroup Pension Discount Curve. This produced a discount rate of 6.0% at December 31, 2009. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2010. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.
     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2009	2008
Health care cost trend rate assumed for next year	8%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.8 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2009 and 2008, and the target allocation for 2010, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
	2010	2009	2008
Asset Category
Equity securities	65%	70%	65%
Fixed income	35%	30%	35%

	100%	100%	100%

     The Company’s investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. Fixed income investments include a mix of treasury obligations and high-quality money market instruments. The asset allocation policy is reviewed and any significant variation from the target asset allocation mix is rebalanced periodically. The plans have no direct investments in the Company’s common stock.
     The plans invest exclusively in mutual funds whose holdings are marketable securities that trade on a recognized market and, as a result, would be considered Level 1 assets. The investment portfolio of the various funds at December 31, 2009 is as follows:

(in millions)
U.S. large capitalization equity	$51.9
Fixed income treasury and money market	37.5
International growth-oriented equity	10.6
International value-oriented equity	10.6
Small capitalization value-oriented equity	6.6
Small capitalization growth-oriented equity	6.6

$123.8

Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2010	$7.3	$1.7
2011	7.9	0.8
2012	8.7	0.7
2013	9.6	0.8
2014	10.6	1.4
Years 2015 — 2019	68.9	3.6

	$113.0	$9.0

Foreign Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s foreign defined benefit pension and other postretirement plans as of and for the years ended December 31, 2009 and 2008.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$14.7	$19.3	$—	$1.4
Service cost	0.6	0.7	—	—
Interest cost	1.0	1.0	—	—
Curtailments and settlements	(1.7)	—	—	(1.4)
Actuarial loss (gain)	3.8	(2.8)	—	—
Benefits paid	(0.9)	(1.2)	—	—
Other, primarily exchange rate adjustment	1.6	(2.3)	—	—

Projected benefit obligations at end of year	19.1	14.7	—	—

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	8.6	12.4
Actual return on plan assets	1.6	(1.9)
Company contributions	1.2	1.3
Benefits paid	(0.9)	(1.2)
Other, primarily exchange rate adjustment	1.1	(2.0)

Fair value of plan assets at end of year	11.6	8.6

Funded Status	$(7.5)	$(6.1)	$—	$—

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$0.7	$0.4	$—	$—
Current liabilities	(0.3)	(0.3)	—	—
Long-term liabilities	(7.9)	(6.2)	—	—

	$(7.5)	$(6.1)	$—	$—

     Pre-tax charges (credits) recognized in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 consist of:

	Pension Benefits
	2009	2008
	(in millions)
Net actuarial loss	$3.8	$1.5
Net transition asset	(0.2)	(0.2)

	$3.6	$1.3

     The accumulated benefit obligations for all foreign defined benefit pension plans was $17.6 million and $12.7 million at December 31, 2009 and 2008, respectively.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.6	$0.7	$0.7	$—	$—	$0.1
Interest cost	1.0	1.0	0.9	—	—	0.1
Expected return on plan assets	(0.6)	(0.8)	(0.8)	—	—	—
Recognized net actuarial loss	0.1	0.1	0.1	—	—	—
Curtailment and settlement gain	(0.7)	—	—	—	(1.1)	—

Net periodic benefit cost	0.4	1.0	0.9	—	(1.1)	0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	1.9	(0.1)	(0.4)	—	0.6	(0.4)
Amortization of net loss	(0.1)	(0.1)	(0.1)	—	—	—
Curtailment	—	—	—	—	(0.9)	—
Other, primarily exchange rate adjustment	0.5	(0.6)	0.4	—	—	—

Total recognized in other comprehensive income	2.3	(0.8)	(0.1)	—	(0.3)	(0.4)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$2.7	$0.2	$0.8	$—	$(1.4)	$(0.2)

     The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.8 million.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.75%	7.0%	5.6%	—	6.25%	5.5%
Rate of compensation increase	3.1%	3.0%	3.0%	—	3.0%	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	7.0%	5.6%	5.0%	—	5.5%	4.5%
Expected long-term return on plan assets	6.8%	6.8%	7.0%	—	—	—
Rate of compensation increase	3.1%	3.0%	3.0%	—	3.0%	3.0%

Plan Assets
     The asset allocation for the Canadian pension plan at the end of 2009 and 2008 and the target allocation for 2010 is 60% equity securities, 35% fixed income, and 5% other. The Canadian plans invest directly in securities or in pooled funds or mutual funds which are comprised of securities that are all traded on a recognized exchange. Therefore, these assets would be considered Level 1. The asset allocation for the Mexican pension plan at the end of 2009 and 2008 and the target allocation for 2010 is 100% fixed income. The Mexican plans invest in government securities which would be considered Level 1 assets. The European plans are generally unfunded.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

Pension
Benefits
(in millions)
2010	$1.0
2011	11.7
2012	0.3
2013	0.3
2014	0.5
Years 2015 – 2019	3.5

$17.3

13. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) consists of the following:

	As of December 31,
	2009	2008
	(in millions)
Unrealized translation adjustments	$52.7	$37.1
Pension and other postretirement plans	(48.5)	(55.1)
Accumulated net gain on cash flow hedges	0.6	0.6

Accumulated other comprehensive income (loss)	$4.8	$(17.4)

     The unrealized translation adjustments are net of deferred taxes of $1.1 million and $1.0 million in 2009 and 2008, respectively. The pension and other postretirement plans are net of deferred taxes of $29.1 million and $33.2 million, in 2009 and 2008, respectively. The accumulated net gain on cash flow hedges is net of deferred taxes of $0.4 million and $0.4 million in 2009 and 2008, respectively.
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
15. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) that initially provided for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. Another 0.4 million shares were authorized in April 2009. As of December 31, 2009, there are 1.3 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Revisions were made to the plan in 2009 which allow awards of restricted share units to be granted to executives and other key employees. One-half of these restricted share unit awards will vest three to four years after the grant date. In 2009, 312,061 restricted share units were granted under the plan with a fair value at the grant date of $5.8 million or $18.73 per share. Compensation expense related to the restricted share units is recorded over the vesting period, and amounted to $0.9 million in 2009. The related income tax benefit was $0.3 million.
     A summary of the restricted share units activity during the year ended December 31, 2009, is presented below.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	—	$—
Granted	312,061	18.73
Forfeited	(23,222)	18.73

Nonvested at December 31, 2009	288,839	$18.73

     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2008 and 2007. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.
     A summary of the performance share activity during the year ended December 31, 2009, is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	486,094	$32.73
Vested	(77,989)	36.69
Forfeited	(44,057)	32.72
Achievement level adjustment	(73,938)	36.69

Nonvested at December 31, 2009	290,110	$30.66

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $5.5 million and $5.0 million or $30.66 and $36.69 per share in 2008 and 2007, respectively. Compensation expense related to the performance shares is recorded over the applicable performance period and amounted to $0.3 million, $3.1 million and $4.8 million in 2009, 2008 and 2007, respectively. The related income tax benefit was $0.1 million, $1.2 million and $1.8 million, respectively. The 2007 performance share awards vested as of December 31, 2009 and were paid in February 2010.
     As of December 31, 2009, there was $0.2 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized in 2010.
     Non-qualified and incentive stock options were granted in 2008, 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.4 million and $0.3 million in 2009 and 2008, respectively, with a related income tax benefit of $0.2 million and $0.1 million, respectively. As of December 31, 2009, there was $0.6 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a period of less than two years.
     The following table provides certain information with respect to stock options as of December 31, 2009:

				Weighted
			Weighted	Average
Range of	Stock Options	Stock Options	Average	Remaining
Exercise Price	Outstanding	Exercisable	Exercise Price	Contractual Life
Under $20.00	356,923	356,923	$5.29	2.20 years

Over $20.00	100,000	33,000	$34.55	8.29 years

Total	456,923	389,923	$11.70	3.54 years

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
     The option awards issued in 2008 had a fair value of $12.85 per share at their grant date. The following assumptions were used to estimate the fair value of the 2008 option awards:

Average expected term	6 years

Expected volatility	33.0%

Risk-free interest rate	2.8%

Expected dividend yield	0.0%
     A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2008	681,374	$9.35
Exercised	(224,451)	4.56

Balance at December 31, 2009	456,923	$11.70

     As of December 31, 2009, the aggregate intrinsic value of the outstanding and exercisable shares was $6.7 million and $7.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $4.9 million, $2.7 million and $8.3 million, respectively.
     All outstanding share options granted in 2003 and 2002 were fully vested by December 31, 2006 and 33,000 of the share options granted in 2008 have vested. The total fair value of share options vested during the year ended December 31, 2009 was $1.1 million.
     Consideration received from option exercises under the Plan for the years ended December 31, 2009, 2008 and 2007 was $0.9 million, $0.4 million and $1.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.5 million, $0.7 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

     Restricted stock, with restriction periods ranging from one to six years from the initial grant date of 2,500 shares and 133,103 shares were issued in 2009 and 2008, respectively. Compensation expense related to all restricted shares of $1.1 million and $1.0 million in 2009 and 2008, respectively, is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. All restricted stock awards were nonvested at the end of the year with a weighted-average grant date fair value of $32.37 per share. As of December 31, 2009, there was $2.3 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 2.4 years.
     A summary of restricted stock activity during the year ended December 31, 2009, is presented below.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	133,103	$32.57
Granted	2,500	21.46

Nonvested at December 31, 2009	135,603	$32.37

     Each non-employee director receives a one-time initial grant of phantom shares equal in value to $30,000 upon election to the board of directors. Each non-employee director also receives an annual grant of phantom shares equal in value to $75,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense (income) recognized in the years ended December 31, 2009, 2008 and 2007 related to these phantom share grants was $1.0 million, $(0.1) million and $0.1 million, respectively. Cash payments of $0.4 million were used to settle phantom shares during 2007.
16. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products and rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications and compressor components. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses related to the sale of assets, impairments and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.
     During 2009, the Company modified the methodology for allocating certain corporate expenses that specifically related to the operating segments. For comparability purposes, segment profits in 2008 and 2007 have been adjusted to be consistent with the new expense allocation used by management to evaluate segment performance.

     Segment operating results and other financial data for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Sales
Sealing Products	$399.4	$503.5	$457.3
Engineered Products	238.3	350.0	289.4
Engine Products and Services	166.7	142.1	128.1

	804.4	995.6	874.8
Intersegment sales	(1.4)	(1.8)	(1.0)

Total sales	$803.0	$993.8	$873.8

Segment Profit
Sealing Products	$55.8	$87.0	$74.0
Engineered Products	(13.3)	38.5	39.1
Engine Products and Services	30.5	20.2	14.6

Total segment profit	73.0	145.7	127.7

Corporate expenses	(28.9)	(27.4)	(26.0)
Asbestos-related expenses	(135.5)	(52.1)	(68.4)
Goodwill impairment charge	(113.1)	—	—
Interest expense, net	(11.4)	(10.0)	(4.2)
Other income (expense), net	17.7	(6.6)	(2.6)

Income (loss) from continuing operations before income taxes	$(198.2)	$49.6	$26.5

     No customer accounted for 10% or more of net sales in 2009, 2008 or 2007.

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Capital Expenditures
Sealing Products	$11.2	$24.8	$27.4
Engineered Products	7.7	16.1	13.1
Engine Products and Services	3.0	3.7	2.2
Corporate	0.2	0.2	0.4

Total capital expenditures	$22.1	$44.8	$43.1

Depreciation and Amortization Expense
Sealing Products	$16.9	$15.9	$14.8
Engineered Products	19.0	19.6	16.4
Engine Products and Services	3.8	3.9	4.0
Corporate	0.6	0.7	0.8

Total depreciation and amortization	$40.3	$40.1	$36.0

Net Sales by Geographic Area
United States	$421.0	$474.2	$441.6
Europe	224.7	329.3	277.4
Other foreign	157.3	190.3	154.8

Total	$803.0	$993.8	$873.8

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2009	2008
	(in millions)
Assets
Sealing Products	$321.1	$291.4
Engineered Products	314.1	414.6
Engine Products and Services	87.9	72.4
Corporate	440.6	482.2
Discontinued operations	57.5	73.2

	$1,221.2	$1,333.8

Long-Lived Assets
United States	$251.3	$243.6
Germany	13.4	71.9
France	52.6	69.2
United Kingdom	57.9	47.8
Other foreign	51.9	63.4

Total	$427.1	$495.9

     Corporate assets include all of the Company’s cash and cash equivalents, asbestos insurance receivables and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.
17. Commitments and Contingencies
     General
     Various claims, lawsuits and administrative proceedings, all arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, are pending or threatened against the Company or its subsidiaries and seek monetary damages and/or other remedies. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. From time to time, the Company and its subsidiaries are also involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 20 sites where the costs to it are expected to exceed $100,000. Investigations have been completed for 16 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.

     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2009 and 2008, EnPro had accrued liabilities of $20.5 million and $22.1 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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

     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other long-term assets and amounted to $18.7 million at December 31, 2009. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company. During 2009, the Company received $4.9 million in cash from the Back-Up Trust.
     In 2009, the Company recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits. A recent actuarial analysis determined that the potential liability for any shortfalls in the Benefits Trust is significantly less than the amount previously accrued and held in the Back-Up Trust as security. As a result, the Company reduced the potential liability by $19.2 million. The remaining potential liability of $3.8 million is recorded in other liabilities at December 31, 2009.
     The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt and Capital Lease Guarantees
     As of December 31, 2009, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $0.6 million arising from the divestiture of Crucible, and matures in 2010. In the event that Crucible, or a successor to its interests, does not fulfill their obligations under the agreements, the Company could be responsible for their payment. There is no liability for this guarantee reflected in the Company’s Consolidated Balance Sheets because the Company believes that it will not be required to make payments on this obligation. The federal court overseeing the Crucible Chapter 11 bankruptcy ordered that the proceeds from a scheduled asset sale be applied to settle the related debt and lease obligations, which account for most of this guaranteed obligation.
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
     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2009 and 2008, are as follows:

	2009	2008
	(in millions)
Balance at beginning of year	$2.4	$2.3
Charges to expense	2.1	1.6
Charges to the accrual	(0.9)	(1.5)

Balance at end of year	$3.6	$2.4

     Asbestos
     History. Certain of the Company’s subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing products. The damages claimed vary from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among responsible defendants. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs with lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. The mix of cases filed in 2009 contains approximately 31% mesothelioma claims and 17% lung or other cancer claims. In the remaining 52% of the new cases, either the plaintiffs alleged non-malignant impairment or the disease or condition is not alleged and remains unknown to us. Of the 97,400 open cases at December 31, 2009, the Company is aware of approximately 5,200 (5.3%) that involve claimants alleging mesothelioma.
     New Filings. The number of new actions filed against the Company’s subsidiaries in 2009 (4,400) was about 20% lower than the number filed in 2008 (5,500) and 2007 (5,200). The number filed against our subsidiaries in each of the three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. The trend of declining new filings has been principally in non-malignant claims, but there has also been a fairly significant decline in claims alleging lung and other cancers excluding mesothelioma. The number of new filings of claims alleging mesothelioma has declined only modestly since 2005, actually increased from 2007 to 2008 and, it appears, increased again in 2009. The current number of known mesothelioma filings in 2009 is essentially equal to the number filed in 2008, but because the disease alleged is not yet known in about 12% of the new claims filed, the 2009 number could increase further. Factors in the overall decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease.
     Product Defenses. The asbestos in products formerly sold by Garlock and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock’s gaskets. Even though no warning label was required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are among the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, Garlock discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001. From the mid-1980s until 2000, U.S. sales of asbestos-containing industrial sealing products were not a material part of Garlock’s sales and were predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities.
     Recent Trial Results. In 2009, Garlock began sixteen trials involving eighteen plaintiffs. Garlock prevailed in six mesothelioma trials, receiving defense verdicts in its favor from three juries, in South Carolina, Kentucky and Pennsylvania, dismissals in its favor from judges in California and Pennsylvania trials, and a $0 share (after set-offs) of a $700,000 jury verdict in a second South Carolina mesothelioma case. Adverse verdicts were rendered against Garlock in two mesothelioma cases: a second Kentucky case, where the jury awarded the plaintiff $2.1 million and Garlock’s share was $525,000; and a New York City case, where the jury awarded the plaintiff $8 million and Garlock’s apportioned 2% share was $160,000. Garlock has since settled the New York case, and the Kentucky verdict has been appealed. The remaining eight lawsuits in which Garlock began trial involved 10 plaintiffs in Pennsylvania, New York, Massachusetts and Florida. All of them settled during trial before the juries reached a verdict. One of the settlements resolved a Philadelphia trial involving two mesothelioma plaintiffs. The lawsuit was tried under Philadelphia’s “reverse bifurcation” process. In reverse bifurcation, the jury assesses damages in the first phase and then considers liability in a second phase. In phase 1, the Philadelphia jury determined that each plaintiff had suffered $8.5 million in damages. During phase 2, before the jury determined the liability of specific defendants and apportioned the liability among them, Garlock resolved both cases as part of a settlement of several hundred claims.
     In 2008, Garlock began eleven trials involving thirteen plaintiffs. Garlock prevailed at trial in four cases involving five plaintiffs. Garlock received three jury verdicts in its favor, one in an Ohio case and two in a Pennsylvania trial involving two plaintiffs. A lawsuit in California was dismissed during trial. In South Carolina, Garlock obtained a dismissal in one case during trial because there was insufficient evidence of exposure to Garlock products. Juries returned verdicts against Garlock in three trials. In a Kentucky lung cancer case, the jury awarded the plaintiff $1.52 million. Garlock’s share of this verdict was approximately $682,000; Garlock appealed. In a Pennsylvania lung cancer case the jury awarded the plaintiff $400,000. Garlock’s share was $200,000 and it paid that verdict in the first quarter of 2009. In an Illinois asbestosis case, the jury awarded $500,000 against Garlock. Garlock has appealed. Also in Pennsylvania, four lawsuits involving five plaintiffs settled during trial before the jury reached a verdict.
     In 2007, Garlock began nine trials involving twelve plaintiffs. A Massachusetts jury returned a defense verdict in favor of Garlock. In a Kentucky case, the jury awarded the plaintiff $145,000 against Garlock. Garlock appealed. Four lawsuits in Pennsylvania settled during trial before the juries had reached a verdict. Garlock also settled cases during trial in Louisiana, Maryland and Washington.
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. At December 31, 2009, five Garlock appeals were pending from adverse verdicts totaling $2.7 million, up from $2.2 million at December 31, 2008 and $1.4 million at December 31, 2007.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company is required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At December 31, 2009, the Company had approximately $3.3 million of appeal bonds secured by letters of credit rather than cash collateral. This amount securing appeal bonds compares to $1.7 million at December 31, 2008 and $1.1 million at

December 31, 2007. In 2007, the cash collateral relating to appeal bonds was recorded as restricted cash on the Company’s Consolidated Balance Sheet.
     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement payments to match insurance recoveries. As a result, Garlock reduced new settlement payments from $143 million in 2001 to $120 million in 2002 and $107 million in 2003. New settlement payments continued to decline in 2007 through 2009, totaling $88 million in 2007, $83 million in 2008 and $79 million in 2009.
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
     Insurance Coverage. At December 31, 2009, Garlock had available $238.6 million of insurance and trust coverage that the Company believes will be available to cover current and future asbestos claims and certain expense payments. In addition, the Company believes that Garlock may also recover some additional insurance from insolvent carriers over time. Garlock collected approximately $1.0 million, $0.1 million and $1.0 million, respectively, from insolvent carriers in 2009, 2008 and 2007. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $238.6 million of collectible insurance and trust assets, the Company considers $235.2 million (99%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $3.4 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $238.6 million, $183.3 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that Garlock’s remaining solvent insurance will be collected during the period 2010 through 2018 in approximately the following annual amounts: 2010 — $67 million; 2011 — $39 million; 2012 — $30 million; 2013 — $24 million; 2014 through 2016 — $20 million per year; and 2017 and 2018 — $12 million per year. The Company collected approximately $70 million of insurance in 2009.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provides for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $20 million in 2009 and 2008 and $22 million in 2007 and is scheduled to receive another $132 million in the future. The $132 million is included in the $238.6 million of remaining coverage available to pay current and future Garlock asbestos-related claims and expenses.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $3 million in 2009, 2008 and 2007 and $4 million in 2006 and is scheduled to receive another $8 million in the future. The $8 million is included in the $238.6 million of remaining coverage available to pay current and future Garlock asbestos-related claims and expenses.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At December 31, 2009, the aggregate market value of the funds remaining in the two trusts was $19.8 million, which is included in the $238.6 million of remaining insurance and trust coverage available to pay current and future Garlock asbestos-related claims and expenses.
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
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White has updated its estimate regularly since the end of 2004.

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
     The estimated range of potential liabilities provided by Bates White at December 31, 2009 was $480 million to $602 million. According to Bates White, increases in the range over time have been attributable primarily to (1) the propensity to sue Garlock, (2) an increase in settlement values of mesothelioma claims, (3) an increase in claims filings and values in some jurisdictions, most notably California, and (4) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases. The 524(g) trusts are estimated by some, including Bates White, to have more than $20 billion dollars available for the payment of asbestos claims, with billions more scheduled to fund new trusts in cases currently nearing confirmation. Trust payments could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     The Company has independently developed internal goals for asbestos-related liabilities. It has used those goals for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, in setting targets for annual and long-term incentive compensation, and in producing its own estimate of the current and future liability. The Company’s internal estimate has been and continues to be within the Bates White range of equally likely estimates. As a result, Bates White and management believe that the Company’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company’s recorded liability is derived from its internal estimate.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current agreements with plaintiff firms and management’s judgment about the current and future litigation and negotiation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, (5) the Company’s remaining available insurance; (6) general developments in the asbestos litigation; and (7) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity cost of resolving asbestos claims for the next ten years will be $485 million. The estimated liability of $485 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The Company made a significant adjustment (discussed below) to its liability based on an adjustment to its management estimate in the fourth quarter of 2009. The Company adjusted its estimate based on trends and factors also reflected in an increase in the high and low ends of the Bates White liability estimate. The Company’s estimate continues to fall within the Bates White range, developed independently, and the Company believes that its estimate is the best estimate within the Bates White range of reasonable and probable estimates of Garlock’s future obligation.
     Bates White also indicated a broader range of potential estimates from $252 million to $698 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in total future asbestos-related expenditures for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. Over the last two years, these expenses have averaged approximately $7 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges to income in future quarters for:
•	Increases or decreases, if any, in management’s estimate of Garlock’s potential liability, plus

•	Increases, if any, that result from additional quarters added to maintain the ten-year estimation period (increases of this type have averaged approximately $6 million per quarter for the last two years), plus

•	Amounts, if any, of solvent insurance lost or commuted, offset by insolvent recoveries and earnings from insurance settlement trusts.
     In 2009, the Company recorded a pre-tax charge of $135.5 million to reflect net cash outlays of $29.3 million for legal fees and expenses paid during the year and a $106.2 million non-cash charge. The non-cash charge included (1) $25.5 million, primarily to add an estimate of the liability for 2019 to maintain a ten-year estimate and (2) $80.7 million resulting from an adjustment in the fourth quarter of 2009 to management’s estimate of the first nine years of the ten-year period. Management’s adjustment to its previous estimate was based on its review of mesothelioma claims filings and trends with respect to parties named as defendants in claims, settlement and payment trends, continued high activity in the court system, particularly in certain jurisdictions that management believes present particularly high risks for asbestos defendants, and, most importantly, the continuing difficulty caused by the lack of transparency in the distribution procedures of large 524(g) trusts of former co-defendants that have emerged from bankruptcy proceedings.
     The ten-year liability projections of management and Bates White have both included an assumption that Garlock’s liability in the tort system would decrease as 524(g) trusts begin paying the liabilities of bankrupt former co-defendants that contributed to injuries of plaintiffs who sue Garlock. This assumption has been based on: (1) principles of joint and several liability that caused the amount of payments to resolve asbestos claims against Garlock to increase beginning in 2000 to 2002, when the most prominent asbestos defendants sought bankruptcy protection and ceased paying claims in the tort system; (2) the emergence, beginning in 2007 and continuing today, of numerous wealthy 524(g) trusts, established by such bankrupt companies to pay asbestos claims caused by their products, and (3) state law that protects defendants like Garlock from having to pay plaintiffs’ damages to the extent paid by such trusts and other co-defendants. Payments from such trusts accordingly should offset and reduce damages claims against Garlock.

     While 524(g) trusts have begun making substantial payments to the claimants, Garlock has not experienced a reduction in the damages being sought from Garlock. The distribution procedures of the 524(g) trusts do not permit Garlock and other tort-system co-defendants from having access to claims made to the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts.
     To date, despite billions of dollars of 524(g) trust distributions, many plaintiffs continue to seek damages from Garlock on the basis that no evidence exists permitting them to recover from 524(g) trusts. Garlock and Bates White are working on a variety of strategies to expose the unfairness of trust distribution procedures and bring fairness to the trust payment system. Both Bates White and management assume that Garlock will have some success in those endeavors over time, and that assumption continues to be embedded in the Company’s and Bates White’s liability estimates.
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
     In 2007, the Company recorded a pre-tax charge to income of $68.4 million to reflect net cash outlays of $25.8 million for legal fees and expenses incurred during the year, and a $42.6 million non-cash charge. The non-cash charge included $23.2 million related to the addition of periods and $19.4 million to adjust the liability based on revisions to management’s estimate in the fourth quarter of 2007. The Company made this adjustment based on its review of negotiations and payment trends and its belief that it is more likely that, in the future, a higher percentage of settlement commitments made in any year will also be paid in that same year.
     Quantitative Claims and Insurance Information. The Company’s liability recorded on its books as of December 31, 2009 was $492.3 million (the Company’s ten-year estimate of the liability described above of $485.0 million plus $7.3 million of accrued legal and other fees already incurred but not yet paid). The liability included $85.4 million classified as a current liability and $406.9 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of December 31, 2009, the Company had remaining insurance and trust coverage of $238.6 million, which is reflected on its balance sheet as a receivable ($67.2 million classified in current assets and $171.4 classified in non-current assets), and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $183.3 million in insured claims and expenses that the Company’s subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The Company believes the remaining $55.3 million will be available for pending and future claims.
     The table below quantitatively depicts asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
		Year Ended
		December 31,
	2009	2008	2007
Cash Flow (dollars in millions)
Payments (1)	$(109.6)	$(109.7)	$(115.1)
Insurance recoveries (2)	69.8	72.7	90.2

Net cash flow	$(39.8)	$(37.0)	$(24.9)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (3)	$183.3	$228.7	$252.0
Insurance available for pending and future claims	55.3	78.7	129.5

Remaining solvent insurance and trust assets	$238.6	$307.4	$381.5

Liability Analysis (dollars in millions)
Liability for pending and future claims (4)(5)	$492.3	$465.5	$524.4
Insurance available for pending and future claims	55.3	78.7	129.5

Liability in excess of insurance coverage (5)	437.0	386.8	394.9
Insurance receivable for previously paid claims	183.3	228.7	252.0

Liability in excess of anticipated insurance collections (5)	$253.7	$158.1	$142.9

(1)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(2)	Includes all recoveries from insurance received in the period.

(3)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(4)	The liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $7.3 million, $6.8 million and $5.4 million at December 31, 2009, 2008 and 2007, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(5)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
     Other Commitments
     The Company has a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2009:

(in millions)
2010	$11.3
2011	10.3
2012	8.8
2013	7.8
2014	6.6
Thereafter	12.4

Total minimum payments	$57.2

     Net rent expense was $13.6 million, $14.2 million and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
18. Subsequent Event
     On March 1, 2010, the Company completed the previously announced sale of its Quincy Compressor business unit, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., its operation in China (“Q-Tech”), pursuant to a Purchase Agreement dated as of December 18, 2009 (the “Purchase Agreement”) with Fulcrum Acquisition LLC and Atlas Copco (China) Investment Company Ltd., subsidiaries of Atlas Copco AB (the “Buyers”). Completion of the sale to the Buyers of 100% of the equity interests in Q-Tech is pending receipt of necessary regulatory authorizations in China. The aggregate base purchase price for the assets sold on March 1, 2010 was approximately $184.2 million in cash and the assumption of certain liabilities of the Quincy Compressor business unit, and an additional approximately $5.8 million is payable in cash upon the closing of the sale of Q-Tech (or at December 18, 2010 if the sale of Q-Tech is not completed by that date). In each case, the purchase price is subject to adjustment based on the closing date amount of specified assets transferred and liabilities assumed as set forth in the Purchase Agreement. In addition, pursuant to the Purchase Agreement, the Company retained, and has agreed to indemnify the Buyers from, certain liabilities, including liabilities related to asbestos claims and specified environmental liabilities, union pension and existing retiree benefit liabilities, and governmental actions and specified legal proceedings.

19. Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)		Second Quarter (1)		Third Quarter (1)		Fourth Quarter (1)
(in millions, except per share data)	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$185.1	$243.0	$205.3	$273.2	$189.4	$236.1	$223.2	$241.5

Gross profit	$64.2	$90.7	$68.3	$102.2	$66.7	$87.5	$80.0	$78.0

Income (loss) from continuing operations	$1.1	$7.1	$(106.4)	$16.1	$1.0	$7.9	$(39.3)	$1.7

Income from discontinued operations	$2.1	$5.4	$0.7	$4.3	$0.8	$4.5	$0.7	$3.6

Net income (loss)	$3.2	$12.5	$(105.7)	$20.4	$1.8	$12.4	$(38.6)	$5.3

Basic earnings (loss) per share:
Continuing operations	$0.06	$0.34	$(5.33)	$0.80	$0.05	$0.40	$(1.96)	$0.09
Discontinued operations	0.10	0.25	0.03	0.22	0.04	0.22	0.03	0.18

Net income (loss) per share	$0.16	$0.59	$(5.30)	$1.02	$0.09	$0.62	$(1.93)	$0.27

Diluted earnings (loss) per share:
Continuing operations	$0.06	$0.33	$(5.33)	$0.76	$0.05	$0.38	$(1.96)	$0.08
Discontinued operations	0.10	0.25	0.03	0.20	0.04	0.21	0.03	0.18

Net income (loss) per share	$0.16	$0.58	$(5.30)	$0.96	$0.09	$0.59	$(1.93)	$0.26

(1)	The historical amounts presented above have been adjusted to present the Company’s Quincy Compressor business unit as a discontinued operation. In December 2009, the Company entered into an agreement to effect the sale of its Quincy Compressor business unit. The results have also been adjusted to reflect the retrospective application of new accounting rules for certain convertible debt instruments as required in the transition guidance.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year
2009	$4.6	$1.0	$(1.6)	$0.2	$4.2

2008	$3.5	$1.6	$(0.7)	$0.2	$4.6

2007	$2.7	$0.7	$(0.5)	$0.6	$3.5

(1)	Consists primarily of the effect of changes in currency rates.