Form 10-Q
period 2010-03-31
ENPRO INDUSTRIES, INC
filed 2010-05-10
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2010

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
Yes ☐       No ☑
As of April 30, 2010, there were 20,560,290 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2010 and 2009
(in millions, except per share amounts)

	2010	2009
Net sales	$228.2	$185.1
Cost of sales	139.6	120.9

Gross profit	88.6	64.2

Operating expenses:
Selling, general and administrative expenses	62.5	56.9
Asbestos-related expenses	14.5	13.6
Other operating expense	0.5	1.9

	77.5	72.4

Operating income (loss)	11.1	(8.2)
Interest expense	(3.1)	(3.1)
Interest income	0.3	0.1
Other expense	—	(0.4)

Income (loss) from continuing operations before income taxes	8.3	(11.6)
Income tax benefit (expense)	(2.7)	12.7

Income from continuing operations	5.6	1.1
Income from discontinued operations, net of taxes	93.4	2.1

Net income	$99.0	$3.2

Basic earnings per share:
Continuing operations	$0.28	$0.06
Discontinued operations	4.61	0.10

Net income per share	$4.89	$0.16

Diluted earnings per share:
Continuing operations	$0.27	$0.06
Discontinued operations	4.56	0.10

Net income per share	$4.83	$0.16

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2010 and 2009
(in millions)

	2010	2009
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$99.0	$3.2
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Income from discontinued operations, net of taxes	(93.4)	(2.1)
Depreciation	6.6	6.7
Amortization	4.3	3.2
Accretion of debt discount	1.4	1.3
Deferred income taxes	4.9	(15.1)
Stock-based compensation	1.2	(0.3)
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos liabilities, net of insurance receivables	4.7	5.5
Accounts and notes receivable	(27.9)	1.2
Inventories	3.5	(7.0)
Accounts payable	(0.1)	3.7
Other current assets and liabilities	(10.7)	(3.8)
Other non-current assets and liabilities	2.7	2.5

Net cash used in operating activities of continuing operations	(3.8)	(1.0)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(3.4)	(5.9)
Proceeds from liquidation of investments	—	2.0
Divestiture of business	184.2	—
Acquisitions, net of cash acquired	0.2	(5.3)

Net cash provided by (used in) investing activities of continuing operations	181.0	(9.2)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of debt	(0.1)	(9.6)
Proceeds from issuance of common stock	0.3	—

Net cash provided by (used in) financing activities of continuing operations	0.2	(9.6)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	1.4	1.5
Investing cash flows	(0.1)	(1.4)

Net cash provided by discontinued operations	1.3	0.1

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(0.3)

Net increase (decrease) in cash and cash equivalents	177.0	(20.0)
Cash and cash equivalents at beginning of year	76.8	76.3

Cash and cash equivalents at end of period	$253.8	$56.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$0.4
Income taxes	$(1.3)	$3.6
Asbestos-related claims and expenses, net of insurance recoveries	$16.4	$8.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$253.8	$76.8
Accounts and notes receivable	142.2	112.7
Asbestos insurance receivable	71.3	67.2
Inventories	81.6	86.1
Other current assets	45.7	52.2
Assets of discontinued operations	6.1	57.5

Total current assets	600.7	452.5
Property, plant and equipment	179.1	185.4
Goodwill	122.8	125.7
Other intangible assets	111.9	116.0
Asbestos insurance receivable	148.1	171.4
Deferred income taxes	120.0	119.9
Other assets	45.6	50.3

Total assets	$1,328.2	$1,221.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$0.1	$0.1
Accounts payable	55.5	56.5
Asbestos liability	81.6	85.4
Other accrued expenses	70.3	71.7
Income taxes payable	46.0	—
Liabilities of discontinued operations	2.0	16.2

Total current liabilities	255.5	229.9
Long-term debt	131.6	130.3
Asbestos liability	396.2	406.9
Pension liability	87.0	84.8
Other liabilities	53.2	57.7

Total liabilities	923.5	909.6

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,535,324 shares in 2010 and 20,365,596 in 2009	0.2	0.2
Additional paid-in capital	404.2	402.7
Retained earnings (accumulated deficit)	4.3	(94.7)
Accumulated other comprehensive income (loss)	(2.6)	4.8
Common stock held in treasury, at cost – 210,973 shares in 2010 and 211,860 shares in 2009	(1.4)	(1.4)

Total shareholders’ equity	404.7	311.6

Total liabilities and shareholders’ equity	$1,328.2	$1,221.2

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview and Basis of Presentation
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that include sealing products, self-lubricating, non-rolling bearing products and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2009, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto that are included in its annual report on Form 10-K for the year ended December 31, 2009.
     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s operations have been eliminated.
2. Discontinued Operations
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
     For the quarters ended March 31, 2010 and 2009, results of operations from Quincy were as follows:

	Quarters Ended March 31,
	2010	2009
Sales	$20.9	$31.3

Income from discontinued operations	$2.4	$3.1
Income tax expense	(0.9)	(1.0)

Income from discontinued operations, net of taxes	1.5	2.1
Gain from disposal of discontinued operations, net of tax	91.9	—

Net income from discontinued operations	$93.4	$2.1

     On March 1, 2010, the Company completed the previously announced sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., its operation in China (“Q-Tech”). Completion of the sale of the equity interests in Q-Tech is pending receipt of necessary regulatory authorizations in China. The purchase price for the assets sold on March 1, 2010 was $184.2 million in cash and the assumption of certain liabilities of Quincy, and an additional $5.8 million is payable in cash upon the closing of the sale of Q-Tech (or at December 18, 2010 if the sale of Q-Tech is not completed by that date). The sale resulted in a gain of $147.1 million ($91.9 million, net of tax).
     The major classes of assets and liabilities for Quincy are shown below:

	March 31,	December 31,
	2010	2009
	(in millions)
Assets:
Accounts and notes receivable	$3.5	$18.0
Inventories	1.8	8.2
Other current assets	0.1	0.9
Property, plant and equipment	0.5	18.3
Goodwill	—	6.4
Other intangible assets	—	4.6
Other assets	0.2	1.1

Assets of discontinued operations	$6.1	$57.5

Liabilities:
Accounts payable	$1.1	$9.5
Other accrued expenses	0.9	6.4
Other liabilities	—	0.3

Liabilities of discontinued operations	$2.0	$16.2

3. Income Taxes
     As of March 31, 2010 and December 31, 2009, the Company had $7.9 million of liabilities recorded for unrecognized tax benefits. The liabilities included interest of $0.8 million and $0.7 million, respectively. The unrecognized tax benefit balances as of March 31, 2010 and December 31, 2009, also included $3.1 million and $3.4 million, respectively, for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Included in the unrecognized tax benefits as of March 31, 2010 and December 31, 2009, were cumulative amounts of $4.8 million and $4.5 million, respectively, for uncertain tax positions that would affect the Company’s effective tax rate if recognized. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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
4. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters Ended
	March 31,
	2010	2009
	(in millions)
Net income	$99.0	$3.2
Foreign currency translation adjustments	(7.9)	(6.9)
Pensions and postretirement benefits	1.1	1.1
Net unrealized losses from cash flow hedges	(0.6)	(0.4)

Total comprehensive income (loss)	$91.6	$(3.0)

5. Earnings Per Share
     The computation of basic and diluted earnings per share is as follows:

	Quarters Ended
	March 31,
	2010	2009
	(in millions, except per
	share amounts)
Numerator (basic and diluted):
Net income	$99.0	$3.2

Denominator:
Weighted-average shares — basic	20.3	19.9
Share-based awards	0.2	0.2

Weighted-average shares — diluted	20.5	20.1

Earnings per share:
Basic	$4.89	$0.16

Diluted	$4.83	$0.16

     As discussed further in Note 8, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price did not exceed $33.79 per share in either period presented, so there is no impact on diluted earnings per share from the Debentures.

6. Inventories
     Inventories consist of the following:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in millions)
Finished products	$54.8	$60.1
Deferred costs relating to long-term contracts	48.7	42.9
Work in process	18.9	16.2
Raw materials and supplies	23.0	24.4

	145.4	143.6
Reserve to reduce certain inventories to LIFO basis	(14.2)	(14.2)
Progress payments	(49.6)	(43.3)

Total	$81.6	$86.1

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
7. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2010, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
		(in millions)
Gross goodwill as of December 31, 2009	$112.8	$142.3	$7.1	$262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2009	85.0	33.6	7.1	125.7

Foreign currency translation	(1.2)	(1.4)	—	(2.6)
Purchase accounting adjustment	(0.3)	—	—	(0.3)

Gross goodwill as of March 31, 2010	111.3	140.9	7.1	259.3
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of March 31, 2010	$83.5	$32.2	$7.1	$122.8

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2010		As of December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in millions)
Customer relationships	$90.3	$35.9	$90.4	$34.1
Existing technology	26.3	6.9	26.5	6.5
Trademarks	38.4	7.4	39.3	7.3
Other	17.4	10.3	17.4	9.7

	$172.4	$60.5	$173.6	$57.6

     Amortization expense for the quarters ended March 31, 2010 and 2009, was $3.5 million and $2.4 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $23 million as of March 31, 2010 that are not amortized.
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
     None of the conditions that permit conversion were satisfied at, or during the quarter ended, March 31, 2010.

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
     The current accounting rules require that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $41.1 million as of March 31, 2010, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $131.4 million net carrying amount of the liability component at March 31, 2010. As of December 31, 2009, the unamortized debt discount was $42.5 million and the net carrying amount of the liability component was $130.0 million. Interest expense related to the Debentures for the quarters ended March 31, 2010 and 2009 includes $1.7 million of contractual interest coupon in both periods and $1.4 million and $1.3 million, respectively, of debt discount amortization.
9. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2010 and 2009, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
		(in millions)
Service cost	$1.5	$1.7	$0.2	$0.3
Interest cost	3.2	3.1	0.2	0.3
Expected return on plan assets	(2.4)	(2.7)	—	—
Prior service cost component	0.2	0.2	0.1	—
Net loss component	1.8	1.6	—	—
Curtailment loss	0.7	—	—	—

	$5.0	$3.9	$0.5	$0.6

     The Company anticipates that there will be a required funding of $3.4 million to its U.S. defined benefit plans in 2010. The Company expects to make total contributions of approximately $0.9 million in 2010 to its foreign pension plans.
10. Derivative Instruments
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
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through November 2011 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $127.6 million and $106.0 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, foreign exchange contracts with notional amounts totaling $84.6 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $43.0 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
11. Business Segment Information
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
     Segment operating results and other financial data for the quarters ended March 31, 2010 and 2009, are as follows:

	Quarters Ended
	March 31,
	2010	2009
	(in millions)
Sales
Sealing Products	$113.8	$97.1
Engineered Products	75.1	56.8
Engine Products and Services	39.6	31.7

	228.5	185.6
Intersegment sales	(0.3)	(0.5)

Total sales	$228.2	$185.1

Segment Profit (Loss)
Sealing Products	$17.8	$12.7
Engineered Products	6.4	(5.1)
Engine Products and Services	10.0	5.5

Total segment profit	34.2	13.1

Corporate expenses	(8.0)	(7.3)
Asbestos-related expenses	(14.5)	(13.6)
Interest expense, net	(2.8)	(3.0)
Other expense	(0.6)	(0.8)

Income (loss) from continuing operations before income taxes	$8.3	$(11.6)

Segment assets are as follows:

	March 31,	December 31,
	2010	2009
Sealing Products	$326.1	$321.1
Engineered Products	316.9	314.1
Engine Products and Services	88.7	87.9
Corporate	590.4	440.6
Discontinued operations	6.1	57.5

	$1,328.2	$1,221.2

12. Fair Value Measurements
     The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2010
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$234.7	$234.7	$—	$—
Crucible back-up trust assets	19.1	19.1	—	—
Foreign currency derivatives	1.9	—	1.9	—
Deferred compensation assets	2.5	2.5	—	—

	$258.2	$256.3	$1.9	$—

Liabilities
Deferred compensation liabilities	$4.6	$4.6	$—	$—
Foreign currency derivatives	1.9	—	1.9	—

	$6.5	$4.6	$1.9	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$71.2	$71.2	$—	$—
Crucible back-up trust assets	18.7	18.7	—	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	2.6	2.6	—	—

	$93.7	$92.5	$1.2	$—

Liabilities
Deferred compensation liabilities	$4.9	$4.9	$—	$—
Foreign currency derivatives	0.2	—	0.2	—

	$5.1	$4.9	$0.2	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 13, “Commitments and Contingencies — Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at March 31, 2010 and December 31, 2009, except for the following instruments:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in millions)
Long-term debt	$131.7	$188.5	$130.4	$175.9
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 17 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100,000. Investigations have been completed for 13 sites and are in progress at the other 4 sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2010 and December 31, 2009, EnPro had accrued liabilities of $19.5 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final report will be required in 2015. The actuarial reports in 1995 and 2005 determined that there were adequate assets to fund the payment of future benefits. If it is determined in 2015 that the Benefits Trust assets are not adequate to fund the payment of future medical benefits, the Back-Up Trust (discussed below) will be required to contribute additional amounts to the Benefits Trust. In the event there are ever excess assets in the Benefits Trust, those excess assets will not revert to Coltec.
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $19.1 million at March 31, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015. If there is no payment required or the amount of the payment is less than the value of the assets in the Back-Up Trust, the remaining assets of the Back-Up Trust will revert to the Company.
     The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of this operation.
     Debt Guarantees
     As of March 31, 2010, the Company had contingent liabilities for potential payments on guarantees of certain debt and lease obligations totaling $0.6 million. These guarantees arose from the divestiture of Crucible, and expire in 2010. In the event that Crucible, or a successor to its interests, does not fulfill their obligations under the agreements, the Company could be responsible for their payment. There is no liability for these guarantees reflected in the Company’s Consolidated Balance Sheets because the Company believes that it will not be required to make payments on these obligations. The federal court overseeing the Crucible Chapter 11 bankruptcy ordered that the proceeds from a scheduled asset sale be applied to settle the related debt and lease obligations, which account for most of these guaranteed obligations.
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
     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2010 and 2009 are as follows:

	2010	2009
	(in millions)
Balance at beginning of year	$3.6	$2.4
Charges to expense	1.5	0.2
Settlements made (primarily payments)	(0.8)	(0.1)

Balance at end of period	$4.3	$2.5

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
     Claims Mix. Of those claims resolved, approximately 3% have been claims of plaintiffs alleging the disease mesothelioma, approximately 7% have been claims of plaintiffs alleging lung or other cancers, and approximately 90% have been claims of plaintiffs alleging asbestosis, pleural plaques or other non-malignant impairment of the respiratory system. Of the approximately 92,900 open cases at March 31, 2010, the Company is aware of approximately 5,500 (5.9%) that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by the Company are paid in connection with mesothelioma claims.
     New Filings. About 1,300 new claims were filed against the Company’s subsidiaries in the first quarter of 2010, up from the 1,100 claims filed in the first quarter of 2009. The number of new actions filed against the Company’s subsidiaries in 2009 (4,400) was about 20% lower than the number filed in 2008 (5,500) and also lower than the number filed in 2007 (5,200). The number filed against our subsidiaries in each of the three years was much lower than the number filed in the peak filing year, 2003, when 44,700 new claims were filed. The overall trend of declining new filings has been principally in non-malignant claims, but there has also been a fairly significant decline in claims alleging lung and other cancers (other than mesothelioma). Conversely, the number of new filings of claims alleging mesothelioma increased in each of 2007, 2008 and 2009. Because the disease alleged is not yet known in about 12% of the 2009 filings and the first quarter of 2010, the number of claims alleging mesothelioma could increase further. Factors in the overall decline include, but are not limited to, tort reform in some high profile states, especially Mississippi, Texas and Ohio; tort reform in Florida, Georgia, South Carolina, Kansas and Tennessee; actions taken and rulings by some judges and court administrators that have had the effect of limiting access to their courts for claimants without sufficient ties to the jurisdiction or claimants with no discernible disease; acceleration of claims into past years; and declining incidence of asbestos-related disease. Factors in the increase of mesothelioma claims against the Company’s subsidiaries in the last three years appear to include an increase in the propensity to sue by mesothelioma patients generally and also an increase in the percentage of claimants who sue to name Garlock as a defendant.
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
     Garlock’s product defenses have enabled it to achieve some success at trial, but it has also incurred some adverse verdicts. An adverse verdict was rendered against Garlock in the one case tried to verdict in the first quarter of 2010. Garlock won defense verdicts in ten of eighteen cases tried to verdict in the years 2006 through 2009. In the ten successful jury trials, the juries determined that either Garlock’s products were not defective, that Garlock was not negligent, or that the claimant was not exposed to Garlock’s products. Garlock’s share of the nine adverse verdicts, most of which are being appealed, ranged from $0 to $1,350,000 and averaged about $490,000.
     Recent Trial Results. During the first quarter of 2010, Garlock began one trial. In a Texas mesothelioma case, the jury awarded the plaintiff $3 million; Garlock’s 45% share of this verdict was $1,350,000. Garlock plans to appeal.
     In 2009, Garlock began sixteen trials involving eighteen plaintiffs. Garlock prevailed in six mesothelioma trials, receiving defense verdicts in its favor from three juries, in South Carolina, Kentucky and Pennsylvania, dismissals in its favor from judges in California and Pennsylvania trials, and a $0 share (after set-offs) of a $700,000 jury verdict in a second South Carolina mesothelioma case. Adverse verdicts were rendered against Garlock in two mesothelioma cases: a second Kentucky case, where the jury awarded the plaintiff $2.1 million and Garlock’s share was $525,000; and a New York case, where the jury awarded the plaintiff $8 million and Garlock’s apportioned 2% share was $160,000. Garlock has since settled the New York case, and the Kentucky verdict has been appealed. The remaining eight lawsuits in which Garlock began trial involved 10 plaintiffs in Pennsylvania, New York, Massachusetts and Florida. All of them settled during trial before the juries reached a verdict. One of the settlements resolved a Philadelphia trial involving two mesothelioma plaintiffs. The lawsuit was tried under Philadelphia’s “reverse bifurcation” process. In reverse bifurcation, the jury assesses damages in the first phase and then considers liability in a second phase. In phase 1, the Philadelphia jury determined that each plaintiff had suffered $8.5 million in damages. During phase 2, before the jury determined the liability of specific defendants and apportioned the liability among them, Garlock resolved both cases as part of a settlement of several hundred claims.
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
     Appeals. Garlock has historically enjoyed success in a majority of its appeals. The Company believes that Garlock will continue to be successful in the appellate process, although there can be no assurance of success in any particular pending or future appeal. In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500,000 verdict that was entered against Garlock in 2008, granting a new trial. In June 2007, the New York Court of Appeals, in a unanimous decision, overturned an $800,000 verdict that was entered against Garlock in 2004, granting a new trial. In March 2006, a three-judge panel of the Ohio Court of Appeals, in a unanimous decision, overturned a $6.4 million verdict that was entered against Garlock in 2003, granting a new trial. The case subsequently settled. The Maryland Court of Appeals denied Garlock’s appeal from a 2005 verdict in a mesothelioma case in Baltimore and Garlock paid that verdict, with post-judgment interest, in 2006. In a separate Baltimore case in 2006, the Maryland Court of Special Appeals denied Garlock’s appeal from another 2005 verdict. The subsequent appeal of that decision was also denied and Garlock paid that verdict in 2007, also with interest. At March 31, 2010, five Garlock appeals were pending from adverse verdicts totaling $3.6 million, up from $2.7 million at December 31, 2009 and $2.2 million at December 31, 2008.
     In some cases, appeals require the provision of security in the form of appeal bonds, potentially in amounts greater than the verdicts. The Company has been required to provide cash collateral or letters of credit to secure the full amount of the bonds, which can restrict the use of a significant amount of the Company’s cash for the periods of such appeals. At March 31, 2010, the Company had approximately $3.3 million of appeal bonds secured by letters of credit.

     Settlements. Garlock settles and disposes of actions on a regular basis. Garlock’s historical settlement strategy was to settle only cases in advanced stages of litigation. In 1999 and 2000, however, Garlock employed a more aggressive settlement strategy. The purpose of this strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a large number of claims, including some early-stage claims and some claims not yet filed as lawsuits. Due to this short-term aggressive settlement strategy and a significant overall increase in claims filings, the settlement amounts paid in those years and several subsequent years were greater than the amounts paid in any year prior to 1999. In 2001, Garlock resumed its historical settlement strategy and focused on reducing settlement payments to match insurance recoveries. As a result, Garlock reduced settlement payments from $106 million in 2000 to $143 million in 2001 and $120 million in 2002. Settlement payments continued to decline in 2007 through 2009, totaling $88 million in 2007, $83 million in 2008, and $79 million in 2009. Settlement payments in the first quarter of 2010 were $22.9 million, up from $8.5 million in the first quarter of 2009. Most of the increase is related to the timing of payments, which were heavily weighted to the first quarter of 2010 and relatively light in the first quarter of 2009.
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
     Insurance Coverage. At March 31, 2010, Garlock had $219.4 million of insurance coverage and trust assets that the Company believes will be available to cover current and future asbestos claims and certain expense payments. In addition, at March 31, 2010, Garlock had classified $5.0 million of otherwise available insurance as insolvent. Garlock collected approximately $1.0 million from insolvent carriers in 2009, and the Company believes that Garlock may collect some additional amounts from insolvent carriers in the future. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers.
     Of the $219.4 million of collectible insurance coverage and trust assets, the Company considers $216.0 million (98%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $219.4 million, $177.8 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims as described later in this section.

     Arrangements with Garlock’s insurance carriers limit the amount of insurance proceeds that Garlock is entitled to receive in any one year. Based on these arrangements, which include settlement agreements in place with most of the carriers involved, the Company anticipates that it will collect about $70 million of insurance in 2010 and an average of $20 million per year in each of the years 2011 through 2018. After 2018, Garlock will no longer have solvent insurance remaining for asbestos claims.
     During the fourth quarter of 2006, the Company reached an agreement with a significant group of related U.S. insurers. These insurers had withheld payments pending resolution of a dispute. The agreement provided for the payment of the full amount of the insurance policies ($194 million) in various annual payments to be made from 2007 through 2018. Under the agreement, Garlock received $22 million in 2007, $20 million in 2008, $20 million in 2009 and is scheduled to receive $15 million in 2010 and another $117 million in the future. The future payments are included in the $219.4 million of remaining coverage available to pay current and future Garlock asbestos-related claims and expenses.
     In May 2006, the Company reached agreement with a U.S. insurer that resolved two lawsuits and an arbitration proceeding. Pursuant to the settlement, Garlock received $3 million in 2009, $3 million in 2008, $3 million in 2007 and $4 million in 2006 and is scheduled to receive $2 million in 2010 and another $6 million in the future. The future payments are included in the $219.4 million of remaining coverage available to pay current and future Garlock asbestos-related claims and expenses.
     In the second quarter of 2004, the Company reached agreement with Equitas, the London-based entity responsible for the pre-1993 Lloyds’ of London policies in the Company’s insurance block, concerning settlement of its exposure to the Company’s subsidiaries’ asbestos claims. As a result of the settlement, $88 million was placed in an independent trust. In the fourth quarter of 2004, the Company reached agreement with a group of London market carriers (other than Equitas) and one of its U.S. carriers that has some policies reinsured through the London market. As a result of the settlement, $55.5 million was placed in an independent trust. At March 31, 2010, the aggregate market value of the funds remaining in the two trusts was $12.0 million, which is included in the $219.4 million of insurance coverage and trust assets available to pay current and future Garlock asbestos-related claims and expenses.
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
     The Company has independently developed internal goals for asbestos-related liabilities. The Company has used these goals for a variety of purposes, including guidance for settlement negotiations and trial strategy, in its strategic planning, budgeting and cash flow planning processes, in setting targets for annual and long-term incentive compensation, and in producing its own estimate of the current and future liability. The Company’s internal estimate has been within the Bates White range of equally likely estimates each time the estimate has been updated. As a result, Bates White and management believe that management’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, the Company’s recorded liability is derived from its internal estimate.
     The Company focuses on future cash flows to prepare its estimate. It makes assumptions about future asbestos spending based on (1) past trends, (2) publicly available epidemiological data, (3) current and anticipated agreements with plaintiff firms and management’s judgment about the current and future negotiations and the litigation environment, (4) the availability to claimants of other payment sources, both co-defendants and the 524(g) trusts, (5) the Company’s remaining available insurance, (6) general developments in the asbestos litigation, and (7) the input and insight provided to the Company by Bates White. The Company adjusts its estimate when current cash flow results and long-term trends suggest that its targets cannot be met. As a result, the Company has a process that it believes produces the best estimate of the future liability for the ten-year time period within the Bates White range.
     The Company currently estimates that the liability of its subsidiaries for the indemnity costs of resolving asbestos claims for the next ten years will be $468 million. The estimated liability of $468 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. The Company expects the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on the Company’s consolidated financial position and results of operations.
     The estimated range of potential liabilities provided by Bates White at December 31, 2009 was $480 million to $602 million. (Garlock made $22.9 million in indemnity payments in the first quarter.) Increases in the range over time have been attributable primarily to (1) the increasing propensity to sue Garlock in mesothelioma cases; (2) an increase in settlement values of mesothelioma claims resulting from the transfer of joint and several liability of former co-defendants who filed for bankruptcy protection; (3) an increase in claims filings and values in some jurisdictions, most notably California; (4) the delay in, and uncertain impact of, the funding and implementation of trusts formed under Section 524(g) of the United States Bankruptcy Code to pay asbestos claims against numerous defendants in Chapter 11 reorganization cases; and (5) the difficulty for defendants in the tort system to obtain credit for payments made from the 524g trusts that are funded and paying claims. The 524(g) trusts are estimated by some, including Bates White, to have more than $20 billion dollars available for the payment of asbestos claims, with billions more scheduled to fund new trusts in cases currently nearing confirmation. Trust payments could have a significant impact on the Company’s future settlement payments and could therefore significantly affect its liability.
     At December 31, 2009, Bates White also indicated a broader range of potential estimates from $252 million to $698 million. The Company cautions that points within that broader range remain possible outcomes. Also, while the Company agrees with Bates White that “beyond two to four years for

Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” it cautions that the process of estimating future liabilities is highly uncertain. Adjusting the Company’s liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in total future asbestos-related expenditures for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. In 2008 and 2009, these expenses averaged approximately $7 million per quarter. In addition to these legal fees and expenses, the Company expects to continue to record charges or credits to income in future quarters for:
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
     In the first quarter of 2010, the Company recorded a pre-tax charge of $14.5 million. The charge reflects $6.2 million of fees and expenses paid during the quarter and an $8.3 million non-cash charge consisting of $5.8 million to add an estimate of the liability for the first quarter of 2020 to maintain a ten-year estimate and an increase of $2.5 million in incurred but unpaid legal fees. In the first quarter of 2009, the Company recorded a pre-tax charge of $13.6 million to reflect cash outlays of $4.8 million for fees and expenses and an $8.8 million non-cash charge.
     Quantitative Claims and Insurance Information. The Company’s liability as of March 31, 2010 was $477.8 million (the Company’s ten-year estimate of the liability described above of $468.0 million plus $9.8 million of accrued legal and other fees already incurred but not yet paid). The liability as of March 31, 2010, included $81.6 million classified as a current liability and $396.2 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     As of March 31, 2010, the Company had remaining insurance and trust coverage of $219.4 million, which is reflected on its balance sheet as a receivable ($71.3 million classified in current assets and $148.1 classified in non-current assets) and which it believes will be available for the payment of asbestos-related claims. Included in the receivable is $177.8 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of the Company’s insurance policies and have been billed to the insurance carriers. The remaining $41.6 million will be available for pending and future claims.
     The table below quantitatively depicts the number of asbestos-related cash flows, the amount that the Company expects Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2010	2009
Cash Flow (dollars in millions)
Payments (1)	$(35.6)	$(13.3)
Insurance recoveries (2)	19.2	5.2

Net cash flow	$(16.4)	$(8.1)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (3)	$177.8	$233.6
Insurance available for pending and future claims	41.6	68.6

Remaining solvent insurance and trust assets	$219.4	$302.2

Liability Analysis (dollars in millions)
Liability for pending and future claims (4)(5)	$477.8	$465.8
Insurance available for pending and future claims	41.6	68.6

Liability in excess of insurance coverage (5)	436.2	397.2
Insurance receivable for previously paid claims	177.8	233.6

Liability in excess of anticipated insurance collections (5)	$258.4	$163.6

(1)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(2)	Includes all recoveries from insurance received in the period.

(3)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(4)	At March 31, 2010 and 2009, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $9.8 million and $9.4 million at March 31, 2010 and 2009, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(5)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2009, other important factors that could result in those differences include:
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
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications and precision engineered components for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, pump and compressor construction, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
     Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services.
     The Company’s Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell the Quincy Compressor business to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy’s U.S.-based operations closed on March 1, 2010 and the sale of Quincy’s subsidiary in China is expected to close during the second quarter of 2010. Accordingly, the Quincy Compressor business is presented as a discontinued operation in this Form 10-Q. Additional information regarding the sale of the Quincy Compressor business is included in Item 1 and Note 2.
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
     Outlook. Demand has increased and our markets are showing signs that their recovery will extend into the second half of 2010. While seasonal factors are likely to affect the pace of improvement later in the year, we should continue to see attractive year-over-year comparisons in the performance of our operations throughout 2010. Our financial condition remains strong, and with the proceeds from the Quincy sale, we have substantial capacity to pursue acquisitions and capture other opportunities to improve our company.
     Subject to a return to historical levels of profitability, and mix of domestic and foreign earnings, we expect that our effective tax rate in 2010 and for the foreseeable future will be less volatile than it was in 2009. As a result of structural and organizational changes we have made in our European operations, we anticipate that our effective tax rate should generally be lower than historical rates.
     We anticipate that cash flows in 2010 should benefit from improved operating income partially offset by higher capital expenditures, working capital and pension contributions.
     Despite significant improvement in the equity and fixed income investment markets in 2009, our U.S. defined benefit plans continue to be underfunded due to an increase in the value of plan liabilities, which more than offset the increase in assets. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2010 totaling $3.4 million. We estimate that the annual U.S. pension expense in 2010 will be flat versus 2009.
     In connection with our growth strategy, we will continue to evaluate acquisitions and divestitures in 2010; however, the impact of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.

     We address our outlook on asbestos claims and their impact in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section.
Results of Operations

	Quarters Ended
	March 31,
	2010	2009
	(in millions)
Sales
Sealing Products	$113.8	$97.1
Engineered Products	75.1	56.8
Engine Products and Services	39.6	31.7

	228.5	185.6

Intersegment sales	(0.3)	(0.5)

Total sales	$228.2	$185.1

Segment Profit (Loss)
Sealing Products	$17.8	$12.7
Engineered Products	6.4	(5.1)
Engine Products and Services	10.0	5.5

Total segment profit	34.2	13.1

Corporate expenses	(8.0)	(7.3)
Asbestos-related expenses	(14.5)	(13.6)
Interest expense, net	(2.8)	(3.0)
Other expense, net	(0.6)	(0.8)

Income (loss) from continuing operations before income taxes	$8.3	$(11.6)

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
First Quarter of 2010 Compared to the First Quarter of 2009
     Sales of $228.2 million in the first quarter of 2010 increased 23% from $185.1 million in the comparable quarter of 2009. The increase in sales was the result of stronger volumes in all of our segments. The volume increases resulted primarily from stronger automotive volumes at GGB, higher OEM and aftermarket truck and trailer volumes at Stemco, and improved aftermarket activity at Fairbanks Morse Engine. The increase in the values of foreign currencies relative to the U.S. dollar accounted for four percentage points of the increase. The additional sales from the acquisitions completed since the first quarter of 2009 contributed three percentage points of the increase.
     Segment profit, management’s primary measure of how our operations perform, increased 161% from $13.1 million in the first quarter of 2009 to $34.2 million in 2010. Segment profit increased primarily due to higher volumes, a favorable mix of aftermarket sales which carry higher margins than OEM, higher absorption of manufacturing costs due to increased production levels and improved labor productivity. Segment margins, defined as segment profit divided by sales, improved from 7.1% in 2009 to 15.0% in 2010. The stronger results at all businesses, particularly GGB and Fairbanks Morse Engine, were the primary cause for the increase in segment margins.
     We recorded an income tax expense of $2.7 million on income from continuing operations before taxes of $8.3 million in the first quarter of 2010. During the first quarter of 2009, we recorded an income tax benefit of $12.7 million on a loss from continuing operations before income taxes of $11.6 million. The return to profitability, and the more balanced jurisdictional mix of earnings, resulted in an income tax expense in the first quarter of 2010 compared to the income tax benefit recorded in the same period of 2009.
     Net income from continuing operations was $5.6 million, or $0.27 per share, in the first quarter of 2010 compared to net income from continuing operations of $1.1 million, or $0.06 per share, in the same quarter of 2009.
     Net income was $99.0 million, or $4.83 per share in the first quarter of 2010 compared to net income of $3.2 million, or $0.16 per share, in the same quarter of 2009. Net income in the first quarter of 2010 included the gain on the sale of Quincy Compressor. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $113.8 million in the first quarter of 2010 were 17% higher than the $97.1 million reported in the same quarter of 2009. Organic increases accounted for eleven percentage points of the increase and the favorable impact of foreign currency exchange rates versus the U.S. dollar accounted for three percentage points of the increase. Acquisitions completed since the first quarter of 2009 favorably impacted revenue by three percentage points. Sales at Garlock Sealing Technologies increased due to the inclusion of Technetics in the first quarter of 2010, the weaker U.S. dollar and selected price increases and improved industrial markets. Stemco’s sales during the quarter increased primarily as a result of the higher volumes for its OEM and aftermarket business and the introduction of new brake products. Plastomer Technologies experienced sales increases during the first quarter of 2010 compared to the same quarter last year due to higher volumes in its semiconductor and aerospace markets.
     Segment profit of $17.8 million in the first quarter of 2010 increased 40% compared to the $12.7 million reported in the first quarter of 2009. The increase in profit at Garlock Sealing Technologies reflected the impact of selected price increases and the inclusion of Technetics, partially offset by a higher mix of lower margin product. Stemco reported an increase in profit primarily due to improvement in the heavy-duty vehicle markets and the resulting higher volume. Productivity improvements and lower material costs favorably impacted Plastomer Technologies’ results as they reported an increase in earnings compared to last year. Operating margins for the segment increased to 15.6% in 2010 from 13.1% in 2009 as a result of the earnings increases at these operations.
     Engineered Products. Sales of $75.1 million in the first quarter of 2010 were 32% higher than the $56.8 million reported in 2009. Acquisitions completed since the first quarter of 2009 favorably impacted revenue by five percentage points and the year-over-year increase in the value of foreign currencies produced seven percentage points of the sales increase. The remaining twenty percentage points of the sales increase resulted from improving market conditions within the segment. Sales for GGB in the first quarter of 2010 were significantly higher than the amount reported in the comparable quarter of 2009 primarily due to increased volume in automotive and industrial markets. Sales for Compressor Products International in the first quarter of 2010 were higher due to the increased value of foreign currencies and the inclusion of USA Parts & Service, LLC and Player & Cornish P.E.T. Limited, which were acquired in the third quarter of 2009.

     The segment profit in the first quarter of 2010 was $6.4 million, compared to the $5.1 million segment loss reported in the same quarter of 2009. GGB’s profitability improved in 2010 primarily due to higher volume in its automotive and industrial markets. Profits at Compressor Products International increased as a result of lower restructuring costs in the first quarter of 2010 than during the same quarter of 2009 and lower material and direct labor costs. The 8.5% operating margin in the quarter for the segment compares to a negative 9% margin in the first quarter of 2009.
     Engine Products and Services. Sales increased 25% from $31.7 million in the first quarter of 2009 to $39.6 million in the first quarter of 2010. The increase was attributable to higher parts and service sales while new engine sales were flat.
     The segment reported a profit of $10.0 million in the first quarter of 2010 compared to $5.5 million in the first quarter of 2009. The year-over-year improvement was a result of higher sales of more profitable parts and service, productivity improvements and cost reductions. Operating margins for the segment increased to 25.3% in the first quarter of 2010 from 17.4% in the same quarter of 2009.
Liquidity and Capital Resources
     Cash requirements for working capital, capital expenditures, acquisitions and debt repayments have been funded from cash balances on hand. The Company is proactively pursuing acquisition opportunities, most of which can be funded with our available cash balances. Should we need additional capital in the future, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”
     Cash Flows
     Operating activities used cash in the amount of $3.8 million in the first quarter of 2010 compared to $1.0 million used in the same period last year. The increased operating cash flow use was primarily attributable to increased working capital levels, which were driven by the increase in sales volumes, and higher net asbestos payments. Net asbestos payments increased due to higher settlements and legal fees, partially offset by increased insurance recoveries.
     Investing activities from continuing operations generated $181.0 million of cash during the first quarter of 2010, primarily due to the divestiture of Quincy Compressor, and used $9.2 million during the same period in 2009. We received $184.2 million from the divestiture of Quincy Compressor during the first quarter of 2010 and there were no divestitures in the similar period of 2009. We received $0.2 million during the first quarter of 2010 due to a post-closing adjustment from a prior acquisition and in the similar period of 2009 we made net payments of $5.3 million to complete acquisitions.
     In the first quarter of 2009, we retired $9.6 million in industrial revenue bonds.
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
     The maximum amount available for borrowings under the facility is $75 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $100 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at March 31, 2010 under our senior secured revolving credit facility was $63.8 million after giving consideration to $7.4 million of letters of credit outstanding.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at March 31, 2010.
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
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2009, for a complete list of our critical accounting policies and estimates.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 17 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 13 sites and are in progress at the other 4 sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of March 31, 2010 and December 31, 2009, EnPro had accrued liabilities of $19.5 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 13 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009. See Note 13 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
     Asbestos
     History. Certain of our subsidiaries, primarily Garlock Sealing Technologies LLC (“Garlock”) and The Anchor Packing Company (“Anchor”), are among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing products. Since the first asbestos-related lawsuits were filed against Garlock in 1975, Garlock and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses. See Note 13 to the Consolidated Financial

Statements for information on the disease mix in the claims, new claims recently filed, product defenses asserted by our subsidiaries, recent trial and appellate results, and settlements.
     Status of Anchor. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor. Anchor has no remaining assets and has not committed to settle any actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.
     Insurance Coverage. At March 31, 2010, Garlock had $219.4 million of insurance coverage and trust assets that we believe will be available to cover current and future asbestos claims and certain expense payments. At March 31, 2010, Garlock had classified $5.0 million of otherwise available insurance as insolvent. Garlock collected approximately $1.0 million from insolvent carriers in 2009, and we believe that Garlock may collect some additional amounts from insolvent carriers in the future. There can be no assurance that Garlock will collect any additional insurance from insolvent carriers. See Note 13 to the Consolidated Financial Statements for additional information about the quality of Garlock’s insurance, arrangements for payments with certain insurers, the resolution of past insurance disputes, and coverage exclusions for exposure after July 1, 1984.
     Our Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004 we authorized counsel to retain Bates White, a recognized expert, to assist in estimating our subsidiaries’ liability for pending and future asbestos claims.
     Bates White’s first report, dated February 17, 2005, provided an estimate of the liability as of December 31, 2004 for the following ten years, which represented a time horizon within which Bates White believed such liability was both probable and estimable within a range of values. Bates White has updated its estimate regularly since the end of 2004.
     We have independently developed internal goals for asbestos-related liabilities. We have used these goals for a variety of purposes, including guidance for settlement negotiations and trial strategy, in our strategic planning, budgeting and cash flow planning processes, in setting targets for annual and long-term incentive compensation, and in producing our own estimate of the current and future liability. Our internal estimate has been within the Bates White range of equally likely estimates each time the estimate has been updated. As a result, Bates White and management believe that management’s internal estimate for the next ten years represents the most likely point within the range. Accordingly, our recorded liability is derived from our internal estimate.
     We currently estimate that the liability of our subsidiaries for the indemnity costs of resolving asbestos claims for the next ten years will be $468 million. The estimated liability of $468 million is before any tax benefit and is not discounted to present value, and it does not include fees and expenses, which are recorded as incurred. The recorded liability will continue to be impacted by actual claims and settlement experience and any change in the legal environment that could cause a significant increase or decrease in the long-term expectations of management and Bates White. We expect the recorded liability to fluctuate, perhaps significantly. Any significant change in the estimated liability could have a material effect on our consolidated financial position and results of operations.
     We made a significant adjustment (discussed below) to our liability based on an adjustment to our management estimate in the fourth quarter of 2009. We adjusted our estimate based on trends and factors also reflected in an increase in the high and low ends of the Bates White liability estimate. Our estimate continues to fall within the Bates White range, developed independently, (taking into account indemnity payments of $22.9 million made in the first quarter of 2010), and we believe that our estimate continues to be the best of the reasonable and probable estimates of Garlock’s future obligation.
     At December 31, 2009, Bates White also indicated a broader range of potential estimates from $252 million to $698 million. We caution that points within that broader range remain possible outcomes. Also, while we agree with Bates White that “beyond two to four years for Garlock’s economically-driven non-malignant claims and beyond ten years for Garlock’s cancer claims and medically-driven non-malignant claims, there are reasonable scenarios in which the [asbestos] expenditure is de minimus,” we caution that the process of estimating future liabilities is highly uncertain. Adjusting our liability to the best estimate within the range does not change that fact. In the words of the Bates White report, “the reliability of estimates of future probable expenditures of Garlock for asbestos-related personal injury claims declines significantly for each year further into the future.” Scenarios continue to exist that could result in total future asbestos-related expenditures for Garlock in excess of $1 billion.
     As previously mentioned, the liability estimate does not include legal fees and expenses, which add considerably to the costs each year. In 2008 and 2009, these expenses averaged approximately $7 million per quarter. In addition to these legal fees and expenses, we expect to continue to record charges to income in future quarters for:
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
     In the first quarter of 2010, we recorded a pre-tax charge of $14.5 million. The charge reflects $6.2 million for fees and expenses paid during the quarter and an $8.3 million non-cash charge consisting of $5.8 million to add an estimate of the liability for the first quarter of 2020 to maintain a ten-year estimate and an increase of $2.5 million in incurred but unpaid legal fees. In the first quarter of 2009, we recorded a pre-tax charge of $13.6 million to reflect cash outlays of $4.8 million for fees and expenses and an $8.8 million non-cash charge.
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
     See Note 13 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our liability as of March 31, 2010 was $477.8 million (our ten-year estimate of the liability described above of $468.0 million plus $9.8 million of accrued legal and other fees already incurred but not yet paid). The liability as of March 31, 2010 included $81.6 million classified as a current liability and $396.2 million classified as a noncurrent liability. The recorded amounts do not include legal fees and expenses to be incurred in the future.
     The table below quantitatively depicts the number of pending cases, asbestos-related cash flows, the amount that we expect Garlock to recover from insurance related to this liability, and an analysis of the liability.

	As of and for the
	Three Months Ended
	March 31,
	2010	2009
Pending Cases (1)
New actions filed during period	1,300	1,100
Open actions at period-end	92,900	103,900
Cash Flow (dollars in millions)
Payments (2)	$(35.6)	$(13.3)
Insurance recoveries (3)	19.2	5.2

Net cash flow	$(16.4)	$(8.1)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (4)	$177.8	$233.6
Insurance available for pending and future claims	41.6	68.6

Remaining solvent insurance and trust assets	$219.4	$302.2

Liability Analysis (dollars in millions)
Liability for pending and future claims (5)(6)	$477.8	$465.8
Insurance available for pending and future claims	41.6	68.6

Liability in excess of insurance coverage (6)	436.2	397.2
Insurance receivable for previously paid claims	177.8	233.6

Liability in excess of anticipated insurance collections (6)	$258.4	$163.6

(1)	Includes actions actually filed with a court of competent jurisdiction. Each action in which both Garlock and one or more other of our subsidiaries is named as a defendant is shown as a single action. Multiple actions filed on behalf of the same plaintiff in multiple jurisdictions are also counted as one action. Claims not filed as actions in court but that are submitted and paid as part of previous settlements (approximately 1,400 in 2009, 800 in 2008 and 900 in 2007) are not included.

(2)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(3)	Includes all recoveries from insurance received in the period.

(4)	Includes previous payments for which Garlock is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements.

(5)	At March 31, 2010 and 2009, the liability represents management’s best estimate of the future payments for the following ten-year period. Amounts shown include $9.8 million and $9.4 million at March 31, 2010 and 2009, respectively, of accrued fees and expenses for services previously rendered but unpaid.

(6)	Does not include fees and expenses to be incurred in the future, which are recorded as a charge to income when incurred.
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
     Garlock’s current efforts to achieve meaningful asbestos reform are focused on changing the trust distribution procedures to ensure full and transparent disclosure of evidence of the identities of recipients and amounts of payments from the trusts, and to facilitate credit for those payments in state civil court proceedings. We believe Garlock’s efforts and similar efforts underway by other defendants and experts should result over time in a reduction of the value of damages claims against Garlock to account for trust recoveries and thereby reduce Garlock’s payments necessary to resolve asbestos claims. We and Garlock are reviewing Garlock’s strategy and alternatives with respect to the resolution of Garlock’s asbestos claims in light of changing trends and developments, including recent developments in pending bankruptcy proceedings of former co-defendants.
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
     We believe that, as predicted in various epidemiological studies that are publicly available, the incidence of asbestos-related disease is in decline and should continue to decline steadily over the next decade and thereafter. As a result, claims activity against Garlock should eventually decline to a level that can be paid from the cash flow from Garlock’s operations, even after Garlock exhausts available insurance coverage. However, there can be no assurance that epidemiological predictions about incidence of asbestos-related disease will prove to be accurate, or that, even if they are, there will be a commensurate decline in the number of asbestos-related claims filings against Garlock. In fact, after a significant decline in new mesothelioma filings in 2006, the number of mesothelioma claims filed against Garlock has increased in each of the last three fiscal years.
     Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the amount of insurance coverage available to our subsidiaries from solvent insurance carriers, we believe that pending asbestos actions are not likely to have a material adverse effect on our financial condition, but could be material to our results of operations or cash flows in any given future period. We anticipate that asbestos claims will continue to be filed against Garlock. Because of (1) the uncertainty as to the number and timing of such potential future claims and the amount that will have to be paid to litigate, settle or satisfy claims, and (2) the finite amount of insurance available for future payments, future asbestos claims against Garlock could have a material adverse effect on our financial condition, results of operations and cash flows. As a result, there can be no assurance that Garlock’s asbestos liabilities will not have a material adverse effect on the Company’s financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2009, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2010:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell British pound/buy euro	$27.4	Apr 2010 – Dec 2010	0.885 to 0.886 pound/euro
Buy euro/sell USD	26.7	Apr 2010 – Mar 2011	1.332 to 1.504 USD/euro
Buy USD/sell euro	18.0	Apr 2010 – Mar 2011	1.332 to 1.502 USD/euro
Sell British pound/buy Australian dollar	14.8	Apr 2010	1.643 Australian dollar/pound
Sell USD/buy Canadian dollar	5.5	Apr 2010 – Mar 2011	1.018 to 1.047 Canadian dollar/USD
Buy USD/sell Australian dollar	3.6	Apr 2010 – Mar 2011	0.850 to 0.910 USD/Australian dollar
Buy Mexican peso/sell USD	2.4	Apr 2010 – Mar 2011	12.984 to 13.351 peso/USD
Buy British pound/sell euro	1.9	Apr 2010 – Mar 2011	0.868 to 0.903 pound/euro

	100.3

Option Contracts
Buy Brazilian real/sell USD	11.7	Nov 2010 – Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	9.3	Nov 2010 – Nov 2011	1.980 to 2.390 real/USD
Buy euro/sell USD	6.3	Dec 2010	1.336 USD/euro

	27.3

	$127.6

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     A description of environmental, asbestos and other legal matters is included in Note 13 to the Consolidated Financial Statements included in this report, which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2010.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a) Total Number of	(b) Average Price	Purchased as Part	Shares (or Units)
	Shares	Paid per Share (or	of Publicly	That May Yet Be
	(or Units) Purchased	Unit)	Announced Plans or	Purchased Under the
Period	(1)	(1)	Programs	Plans or Programs
January 1 – January 31, 2010	—	—	—	—

February 1 – February 28, 2010	—	—	—	—

March 1 – March 31, 2010	645	$29.08	—	—

Total	645	$29.08	—	—

(1)	A total of 645 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $29.08 per share, the closing price of our common stock on March 31, 2010. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of May, 2010.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Management Continuity Agreement dated as of May 21, 2008 between EnPro Industries, Inc. and Robert P. McKinney.

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith