Form 10-Q
period 2010-06-30
ENPRO INDUSTRIES, INC
filed 2010-08-09
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2010

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
Commission File Number 001-31225

ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina	28209 (Zip Code)
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
Yes ☐ No ☑
As of August 5, 2010, there were 20,560,290 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2010 and 2009
(in millions, except per share amounts)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$250.8	$205.3	$479.0	$390.4
Cost of sales	159.1	137.0	298.7	257.9

Gross profit	91.7	68.3	180.3	132.5

Operating expenses:
Selling, general and administrative expenses	61.2	54.7	123.7	111.6
Asbestos-related expenses	8.8	14.3	23.3	27.9
Goodwill impairment charge	—	113.1	—	113.1
Other operating expense	1.0	5.1	1.5	7.0

	71.0	187.2	148.5	259.6

Operating income (loss)	20.7	(118.9)	31.8	(127.1)

Interest expense	(5.1)	(3.1)	(8.2)	(6.2)
Interest income	0.5	0.1	0.8	0.2
Gain on deconsolidation of GST	54.1	—	54.1	—
Other income	—	19.5	—	19.1

Income (loss) from continuing operations before income taxes	70.2	(102.4)	78.5	(114.0)
Income tax benefit (expense)	(25.7)	(4.0)	(28.4)	8.7

Income (loss) from continuing operations	44.5	(106.4)	50.1	(105.3)
Income from discontinued operations, net of tax	0.7	0.7	94.1	2.8

Net income (loss)	$45.2	$(105.7)	$144.2	$(102.5)

Basic earnings (loss) per share:
Continuing operations	$2.19	$(5.33)	$2.47	$(5.29)
Discontinued operations	0.03	0.03	4.63	0.14

Net income (loss) per share	$2.22	$(5.30)	$7.10	$(5.15)

Diluted earnings (loss) per share:
Continuing operations	$2.17	$(5.33)	$2.44	$(5.29)
Discontinued operations	0.03	0.03	4.58	0.14

Net income (loss) per share	$2.20	$(5.30)	$7.02	$(5.15)

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2010 and 2009
(in millions)

	2010	2009
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$144.2	$(102.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of taxes	(94.1)	(2.8)
Taxes related to sale of discontinued operations	(50.0)	—
Gain on deconsolidation of GST, net of taxes	(33.8)	—
Depreciation	12.7	13.5
Amortization	8.4	6.3
Accretion of debt discount	2.8	2.6
Goodwill impairment charge	—	113.1
Deferred income taxes	7.3	(13.5)
Stock-based compensation	3.0	0.2
Change in assets and liabilities, net of effects of acquisitions and deconsolidation of businesses:
Asbestos liabilities, net of insurance receivables	26.0	8.1
Accounts and notes receivable	(38.7)	14.2
Inventories	(1.6)	(9.4)
Accounts payable	(1.2)	(5.1)
Other current assets and liabilities	(2.1)	(6.6)
Other non-current assets and liabilities	0.9	(16.1)

Net cash provided by (used in) operating activities of continuing operations	(16.2)	2.0

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(8.4)	(11.5)
Proceeds from liquidation of investments	—	2.7
Divestiture of business	182.4	—
Deconsolidation of GST	(29.5)	—
Acquisitions, net of cash acquired	—	(5.2)
Other	—	1.1

Net cash provided by (used in) investing activities of continuing operations	144.5	(12.9)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of short-term borrowings	(3.5)	—
Repayments of debt	(0.1)	(9.6)
Proceeds from issuance of common stock	0.4	—

Net cash used in financing activities of continuing operations	(3.2)	(9.6)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	1.9	2.3
Investing cash flows	(0.1)	(2.2)

Net cash provided by discontinued operations	1.8	0.1

Effect of exchange rate changes on cash and cash equivalents	(2.6)	2.1

Net increase (decrease) in cash and cash equivalents	124.3	(18.3)
Cash and cash equivalents at beginning of period	76.8	76.3

Cash and cash equivalents at end of period	$201.1	$58.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.4	$3.8
Income taxes	$49.2	$6.8
Asbestos-related claims and expenses, net of insurance recoveries	$3.8	$19.8
     See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$201.1	$76.8
Accounts and notes receivable	136.8	112.7
Asbestos insurance receivable	—	67.2
Inventories	77.6	86.1
Other current assets	37.1	52.2
Assets of discontinued operations	—	57.5

Total current assets	452.6	452.5
Property, plant and equipment	131.3	185.4
Goodwill	103.4	125.7
Other intangible assets	106.9	116.0
Investment in GST	236.0	—
Asbestos insurance receivable	—	171.4
Deferred income taxes	8.1	119.9
Other assets	43.8	50.3

Total assets	$1,082.1	$1,221.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from GST	$20.9	$—
Current maturities of long-term debt	—	0.1
Accounts payable	51.9	56.5
Asbestos liability	—	85.4
Other accrued expenses	85.7	71.7
Liabilities of discontinued operations	—	16.2

Total current liabilities	158.5	229.9
Long-term debt	133.0	130.3
Notes payable to GST	227.2	—
Asbestos liability	—	406.9
Pension liability	73.0	84.8
Other liabilities	42.3	57.7

Total liabilities	634.0	909.6

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,555,871 shares in 2010 and 20,365,596 in 2009	0.2	0.2
Additional paid-in capital	406.1	402.7
Retained earnings (accumulated deficit)	49.5	(94.7)
Accumulated other comprehensive income (loss)	(6.3)	4.8
Common stock held in treasury, at cost — 210,328 shares in 2010 and 211,860 shares in 2009	(1.4)	(1.4)

Total shareholders’ equity	448.1	311.6

Total liabilities and shareholders’ equity	$1,082.1	$1,221.2

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
     All significant intercompany accounts and transactions between the Company’s consolidated operations have been eliminated.
2. Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
     The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “the Filers.” GST LLC and Garrison are collectively referred to as “GST.”
     On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.
     GST’s financial results are included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, generally accepted accounting principles require that an entity whose financial statements were previously consolidated with those of its parent (as GST’s were with EnPro’s) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires the Company to present the net assets of GST as an investment and not recognize any income or loss from GST in the Company’s results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.
     As a result of the deconsolidation of GST, the Company conducted an analysis to compare the fair market value of GST to its book value. The excess of GST’s fair value over its book value resulted in a gain on deconsolidation. To estimate the fair value, the Company considered many factors and used both discounted cash flow and market valuation approaches. In the discounted cash flow approach, the Company used cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The Company did not adjust the assumption about asbestos claims values from the assumption reflected in the liability it recorded prior to the deconsolidation. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or by the Bankruptcy Court. The Company reviewed a wide range of possible outcomes for that determination and the $473 million liability is within that range. The Company concluded that there is no better estimate of the value a third party might ascribe to the claims. The Company’s estimates are based upon assumptions it believes to be reasonable but which by nature are uncertain and unpredictable. For the market approach, the Company used recent acquisition multiples for businesses of similar size to GST. Based on this analysis, the Company recognized a $54.1 million pre-tax gain on the deconsolidation of GST. The fair value of GST (net of taxes on the gain on deconsolidation) was $236.0 million and this investment in GST will be presented using the cost method during the reorganization period and is subject to periodic reviews for impairment.
     Financial Results
     The GST condensed combined financial statements are set forth below:

GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions, at historical cost)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$51.3	$39.0	$99.3	$79.2
Cost of sales	31.1	24.6	61.8	48.9

Gross profit	20.2	14.4	37.5	30.3

Operating expenses:
Selling, general and administrative expenses	10.5	9.0	21.3	20.0
Asbestos-related expenses	9.1	14.3	23.6	27.9
Other operating expense	—	—	0.1	0.8

	19.6	23.3	45.0	48.7

Operating income (loss)	0.6	(8.9)	(7.5)	(18.4)

Interest income	9.0	3.3	17.1	6.9

Income (loss) before income taxes	9.6	(5.6)	9.6	(11.5)
Income tax benefit (expense)	(3.3)	2.1	(3.3)	4.5

Net income (loss)	$6.3	$(3.5)	$6.3	$(7.0)

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheet (Unaudited)
June 30, 2010
(in millions, at historical cost)

Assets:
Current assets	$150.8
Property, plant and equipment	41.0
Asbestos insurance receivable	157.1
Deferred income taxes	120.1
Notes receivable from affiliate	227.2
Other assets	23.8

Total assets	$720.0

Liabilities and Shareholder’s Equity:
Current liabilities	$17.9
Other liabilities	1.1
Liabilities subject to compromise	509.0	(A)

Total liabilities	528.0
Shareholder’s equity	192.0

Total liabilities and shareholder’s equity	$720.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheet. Liabilities subject to compromise consist of the following:

Accounts payable	$9.8
Accrued expenses	4.3
Asbestos liability	473.1
Other long-term liabilities	21.8

$509.0

     Related Party Transactions
     The Company regularly transacts business with GST. Previously, these related party transactions had been eliminated in consolidation, but due to the deconsolidation of GST, they are now reflected on the Company’s consolidated statement of operations. Sales to GST totaling $1.8 million and purchases from GST totaling $1.2 million during the period from June 5, 2010 to June 30, 2010 are reflected in sales and cost of sales, respectively, for the quarter and six months ended June 30, 2010. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal and human relations under a support services agreement. In addition, GST LLC’s board of managers and Garrison’s board of directors have approved a tax sharing agreement, subject to approval of the Bankruptcy Court, pursuant to which GST would be responsible for its share of income taxes included in the Company’s tax returns. Amounts due from GST resulting from their purchase of goods and services from the Company totaling $9.9 million are included in accounts and notes receivable and amounts due to GST resulting from the Company’s purchase of goods from GST totaling $4.1 million are included in accounts payable on the June 30, 2010 consolidated balance sheet.
     Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian Dollar, Canadian Dollar, Mexican Peso and U.S. Dollar with a notional amount of $10.1 million as of June 30, 2010. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.
     As discussed more fully in Note 10, the deconsolidation of GST from the Company’s results requires that $20.9 million of short-term borrowings from GST and $227.2 million of notes payable to GST that had previously been eliminated in consolidation be reflected on the Company’s consolidated balance sheet as of June 30, 2010. Interest expense related to these borrowings for the period from June 5, 2010 to June 30, 2010 of $1.8 million is reflected in interest expense for the quarter and six months ended June 30, 2010 and accrued interest of $12.3 million is included in other accrued expenses on the June 30, 2010 consolidated balance sheet.
     Debtor-in-Possession Financing
     On June 8, 2010, GST entered into a Post-Petition Loan and Security Agreement with Bank of America, N.A. (the “DIP Loan Agreement”) to establish a secured revolving credit facility pursuant to which GST may from time to time obtain loans, letters of credit and bank products in an aggregate amount up to $10 million outstanding at any time (with a sublimit of $8 million for letters of credit). Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, which borrowing base is reduced by loans and letters of credit outstanding and certain reserves. The obligations of GST under the DIP Loan Agreement are guaranteed by GST’s two domestic subsidiaries and secured by certain assets of GST and such domestic subsidiaries. As a result of the deconsolidation of GST from the Company’s financial results, any indebtedness incurred under the DIP Loan Agreement will not be reflected in the Company’s consolidated balance sheets.

3. Discontinued Operations
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
     On March 1, 2010, the Company completed the sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., Quincy’s operation in China (“Q-Tech”). The sale of the equity interests in Q-Tech was completed during the second quarter. The purchase price for the assets and equity interests sold included $182.4 million in cash and a receivable from the purchaser of $7.0 million. The Company also assumed certain liabilities of Quincy. The sale resulted in a gain of $148.0 million ($92.5 million, net of tax).
     For the quarters and six months ended June 30, 2010 and 2009, results of operations from Quincy during the periods owned by EnPro were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Sales	$2.4	$30.0	$23.3	$61.3

Income from discontinued operations	0.2	1.2	2.6	4.3
Income tax expense	(0.1)	(0.5)	(1.0)	(1.5)

Income from discontinued operations, net of taxes	0.1	0.7	1.6	2.8
Gain from disposal of discontinued operations, net of tax	0.6	—	92.5	—

Net income from discontinued operations	$0.7	$0.7	$94.1	$2.8

The major classes of assets and liabilities for Quincy as of December 31, 2009 are shown below:

December 31, 2009
(in millions)
Assets:
Accounts and notes receivable	$18.0
Inventories	8.2
Other current assets	0.9
Property, plant and equipment	18.3
Goodwill	6.4
Other intangible assets	4.6
Other assets	1.1

Assets of discontinued operations	$57.5

Liabilities:
Accounts payable	$9.5
Other accrued expenses	6.4
Other liabilities	0.3

Liabilities of discontinued operations	$16.2

4. Income Taxes
     After deconsolidation of GST, the Company had $3.7 million of gross unrecognized tax benefits as of June 30, 2010. As of December 31, 2009, the Company had $7.2 million of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances at June 30, 2010 and December 31, 2009, approximately $3.7 million and $3.8 million, respectively, would have an impact on the effective tax rate if ultimately recognized.
     The Company records interest and penalties related to taxes as part of income tax expense. In addition to the gross unrecognized tax benefits above, the Company had approximately $1.1 million and $1.0 million accrued for interest and penalties at June 30, 2010 and December 31, 2009, respectively. Income tax expense for the six-month period ended June 30, 2009 includes approximately $0.2 million of interest and penalties related to unrecognized tax benefits. Income tax expense for the year ended December 31, 2009 includes approximately $0.3 million of interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
5. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$45.2	$(105.7)	$144.2	$(102.5)
Unrealized translation adjustments	(17.2)	13.1	(25.1)	6.2
Pensions and postretirement benefits	14.2	1.2	15.3	2.3
Net unrealized gains (losses) from cash flow hedges	(0.7)	0.3	(1.3)	(0.1)

Total comprehensive income (loss)	$41.5	$(91.1)	$133.1	$(94.1)

6. Earnings (Loss) Per Share
     The computation of basic and diluted earnings (loss) per share is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$45.2	$(105.7)	$144.2	$(102.5)

Denominator:
Weighted-average shares — basic	20.3	20.0	20.3	19.9
Share-based awards	0.3	—	0.2	—

Weighted-average shares — diluted	20.6	20.0	20.5	19.9

Earnings (loss) per share:
Basic	$2.22	$(5.30)	$7.10	$(5.15)

Diluted	$2.20	$(5.30)	$7.02	$(5.15)

     As discussed further in Note 9, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting standards, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price did not exceed $33.79 per share in either period presented, so there is no impact on diluted earnings per share from the Debentures.
     In the quarter and six months ended June 30, 2009, there were losses attributable to common shares. Potentially dilutive share-based awards of 0.2 million and 0.3 million were excluded from the calculation of diluted earnings per share for these respective periods, as they were antidilutive. There were no antidilutive shares in 2010.
7. Inventories
     Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in millions)
Finished products	$53.5	$60.1
Deferred costs relating to long-term contracts	32.4	42.9
Work in process	15.3	16.2
Raw materials and supplies	20.2	24.4

	121.4	143.6
Reserve to reduce certain inventories to LIFO basis	(9.4)	(14.2)
Progress payments	(34.4)	(43.3)

Total	$77.6	$86.1

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
8. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2010, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Gross goodwill as of December 31, 2009	$112.8	$142.3	$7.1	$262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2009	85.0	33.6	7.1	125.7

Foreign currency translation	(2.7)	(2.1)	—	(4.8)
Deconsolidation of GST	(17.4)	—	—	(17.4)
Purchase accounting adjustments	(0.3)	0.2	—	(0.1)

Gross goodwill as of June 30, 2010	92.4	140.4	7.1	239.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of June 30, 2010	$64.6	$31.7	$7.1	$103.4

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2010		As of December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$89.6	$37.2	$90.4	$34.1
Existing technology	26.2	7.7	26.5	6.5
Trademarks	37.2	7.1	39.3	7.3
Other	16.8	10.9	17.4	9.7

	$169.8	$62.9	$173.6	$57.6

     Amortization expense related to these intangible assets for the quarter and six months ended June 30, 2010, was $3.4 million and $6.9 million, respectively. Amortization expense for the quarter and six months ended June 30, 2009, was $2.5 million and $4.9 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $24 million as of June 30, 2010 that are not amortized.
9. Long-Term Debt
     In 2005, the Company issued $172.5 million in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and would rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They would effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
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
     None of the conditions that permit conversion were satisfied at, or during the quarter ended, June 30, 2010.
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
     The current accounting rules require that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording, as of the original issuance date, debt in the amount of $111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $39.7 million as of June 30, 2010, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $132.8 million net carrying amount of the liability component at June 30, 2010. As of December 31, 2009, the unamortized debt discount was $42.5 million and the net carrying amount of the liability component was $130.0 million. Interest expense related to the

Debentures for the quarters ended June 30, 2010 and 2009 includes $1.7 million of contractual interest coupon in both periods and $1.4 million and $1.3 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the six months ended June 30, 2010 and 2009 includes $3.4 million of contractual interest coupon in both periods and $2.8 million and $2.6 million, respectively, of debt discount amortization.
     The Company’s primary U.S. operating subsidiaries, excluding GST, as discussed below, have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. The Company has not borrowed against this facility, but it has $4.1 million of letters of credit outstanding thereunder as of June 30, 2010. Except for the assets of GST, excluded as collateral by the fifth amendment to the senior secured revolving credit facility described below, the facility is collateralized by the Company’s receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of its direct foreign subsidiaries and 100% of the capital stock of its direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including negative covenants limiting fundamental changes (such as merger transactions), loans, incurrence of debt other than specifically permitted debt, transactions with affiliates that are not on arms-length terms, incurrence of liens other than specifically permitted liens, repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents), prepayments of other debt, dividends, asset dispositions other than as specifically permitted, and acquisitions and other investments other than as specifically permitted. However, in the event that the amount available for borrowing under the facility exceeds $20 million, the limitations on acquisitions, investments in foreign subsidiaries, fixed asset dispositions, dividends (including those required to make payments on the Company’s convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable. In addition, the facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing, as defined under the facility, drops below $15 million.
     The maximum amount available for borrowings under the facility was $75 million until June 8, 2010, on which date the maximum amount was reduced to $60 million in connection with the fifth amendment described below. Under certain conditions, the Company may request that the facility be increased by up to $25 million, to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at June 30, 2010 under the senior secured revolving credit facility was $55.9 million after giving consideration to the $4.1 million of letters of credit outstanding thereunder.
     In June 2010 the Company entered into a fifth amendment to its senior secured credit facility that provided for the following primary changes to the facility:
•	The waiver of any default or event of default arising from the filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, with the intention of creating a trust pursuant to Section 524(g) of the U.S Bankruptcy Code to address and resolve all current and future asbestos claims, by GST;

•	The reduction of the commitments of the lenders under such facility from $75 million to $60 million;

•	The elimination of GST as a borrower, the release of GST from the covenants under the facility, and the release of all liens on the assets of GST as collateral under the facility;

•	The elimination of GST’s accounts receivable and inventory from the borrowing base under the facility;

•	The rollover of a letter of credit in the face amount of $4.7 million for the account of GST and certain bank product obligations of GST to Bank of America, N.A. and its affiliates from such facility to the DIP Loan Agreement described in Note 2;

•	The increase of the interest rate on borrowings, with the applicable margin on LIBOR-based loans ranging from 2.00% to 2.50% per annum and the applicable margin on base rate, or “prime rate,” loans ranging from 1.00% to 1.50%; and

•	The increase of the fee with respect to the unused portion of the commitment under such facility from 0.25% to 0.50% per annum.
10. Short-Term Borrowings from GST and Notes Payable to GST
     The deconsolidation of GST from the Company’s financial results requires that certain intercompany indebtedness described below be reflected on the Company’s consolidated balance sheets.
     As of June 30, 2010, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $20.9 million from GST’s foreign subsidiaries in Mexico, Canada and Australia. The unsecured obligations are denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
     Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST, and the Company’s subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017 in favor of GST (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes amended and replaced promissory notes in the same principal amounts that were initially issued in March 2005 as consideration for the transfer of certain Garlock subsidiary assets.
     The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST is unable to pay ordinary course operating expenses, under certain conditions, GST can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services and insurance coverages to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans.
     The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 9.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2010 and 2009, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
		(in millions)
Service cost	$1.3	$1.7	$0.2	$0.2
Interest cost	3.0	3.1	0.2	0.2
Expected return on plan assets	(2.3)	(2.3)	—	—
Prior service cost component	0.2	0.2	0.1	—
Net loss component	1.6	1.6	—	0.1

	$3.8	$4.3	$0.5	$0.5

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
		(in millions)
Service cost	$2.8	$3.4	$0.4	$0.5
Interest cost	6.2	6.2	0.4	0.5
Expected return on plan assets	(4.7)	(5.0)	—	—
Prior service cost component	0.4	0.4	0.1	0.1
Net loss component	3.4	3.2	0.1	0.1
Curtailment loss	0.7	—	—	—

	$8.8	$8.2	$1.0	$1.2

     The Company anticipates that there will be a required funding of $2.0 million to its U.S. defined benefit plans in 2010. The Company expects to make total contributions of approximately $0.6 million in 2010 to its foreign pension plans.
12. Derivative Instruments
     The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST as described in Note 2. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through November 2011 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $130.3 million and $106.0 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, foreign exchange contracts with notional amounts totaling $88.4 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $41.9 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
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
     GST’s results, prior to their deconsolidation on June 5, 2010, are included in the Sealing Products segment. Segment operating results and other financial data for the quarters and six months ended June 30, 2010 and 2009, are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in millions)
Sales
Sealing Products	$113.2	$98.1	$227.0	$195.2
Engineered Products	76.6	58.2	151.7	115.0
Engine Products and Services	61.3	49.4	100.9	81.1

	251.1	205.7	479.6	391.3
Intersegment sales	(0.3)	(0.4)	(0.6)	(0.9)

Total sales	$250.8	$205.3	$479.0	$390.4

Segment Profit (Loss)
Sealing Products	$21.2	$14.3	$39.0	$27.0
Engineered Products	5.3	(7.5)	11.7	(12.6)
Engine Products and Services	12.7	9.7	22.7	15.2

Total segment profit	39.2	16.5	73.4	29.6

Corporate expenses	(7.7)	(7.6)	(15.7)	(14.9)
Asbestos-related expenses	(8.8)	(14.3)	(23.3)	(27.9)
Goodwill impairment charge	—	(113.1)	—	(113.1)
Gain on deconsolidation of GST	54.1	—	54.1	—
Interest expense, net	(4.6)	(3.0)	(7.4)	(6.0)
Other income (expense), net	(2.0)	19.1	(2.6)	18.3

Income (loss) from continuing operations before income taxes	$70.2	$(102.4)	$78.5	$(114.0)

     Segment assets are as follows:

	June 30,	December 31,
	2010	2009
Sealing Products	$235.0	$321.1
Engineered Products	306.8	314.1
Engine Products and Services	84.9	87.9
Corporate	455.4	440.6
Discontinued operations	—	57.5

	$1,082.1	$1,221.2

14. Fair Value Measurements
     The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2010
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$114.5	$114.5	$—	$—
Crucible back-up trust assets	19.4	19.4	—	—
Foreign currency derivatives	2.2	—	2.2	—
Deferred compensation assets	2.8	2.8	—	—

	$138.9	$136.7	$2.2	$—

Liabilities
Deferred compensation liabilities	$4.8	$4.8	$—	$—
Foreign currency derivatives	2.7	—	2.7	—

	$7.5	$4.8	$2.7	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents	$71.2	$71.2	$—	$—
Crucible back-up trust assets	18.7	18.7	—	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	2.6	2.6	—	—

	$93.7	$92.5	$1.2	$—

Liabilities
Deferred compensation liabilities	$4.9	$4.9	$—	$—
Foreign currency derivatives	0.2	—	0.2	—

	$5.1	$4.9	$0.2	$—

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
     As previously discussed in Note 2, upon the deconsolidation of GST, an investment was recorded for $236.0 million which represented the fair value of GST as of June 5, 2010. This amount exceeded the carrying amount of Garlock’s net assets resulting in a $54.1 million pre-tax gain, which was included in earnings for the second quarter of 2010. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at June 30, 2010 and December 31, 2009, except for the following:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Long-term debt	$133.0	$185.5	$130.4	$175.9
Notes payable to GST	227.2	222.3	—	—

	$360.2	$407.8	$130.4	$175.9

     The fair values for long-term debt are based on quoted market prices, so this would be considered a Level 1 computation. The Notes payable to GST computation would be considered Level 2 since it is based on rates available to the Company for debt with similar terms and maturities.

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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 15 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2010 and December 31, 2009, EnPro had accrued liabilities of $16.2 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for certain employees at the plant. The first trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust owns adequate assets to fund the payment of future benefits.
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $19.4 million at June 30, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated obligations of the trust until the final valuation date in 2015.
     On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust. As a result, the Company is no longer obligated to maintain the Back-Up Trust. As a result of the agreement, the assets of the Back-Up Trust, primarily a Guaranteed Investment Contract (“GIC”), will be distributed. Pursuant to the agreement, the Company will receive $17.1 million of the GIC and $2.3 million of the GIC will be placed into escrow in case of a shortfall in the Benefits Trust. In addition, the Company will contribute $0.9 million directly to the beneficiaries of the Benefits Trust.
     The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, that relate to the Company’s period of ownership of Crucible.
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
     Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
	(in millions)
Balance at beginning of year	$3.6	$2.4
Charges to expense	2.5	1.3
Settlements made (primarily payments)	(1.9)	(0.6)
Deconsolidation of GST	(0.4)	—

Balance at end of period	$3.8	$3.1

     Asbestos
     Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through Garrison. (GST LLC, Anchor and Garrison are sometimes collectively referred to as “the Filers.”)
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. The filings were the initial step in a claims resolution process. See Note 2 for additional information about this process and its impact on the Company.
     As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos products liability lawsuits, and initiation of new such lawsuits, against the Filers. Further, the Bankruptcy Court has issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of the Filers, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order of the Bankruptcy Court.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Beginning in 2000, the top tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover the full amounts of their alleged damages under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, plaintiffs may seek to recover damages from the trusts. The top tier defendants funded 524(g) trusts which have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company previously believed that as billions of dollars of trust assets became available to claimants, GST LLC would be able to obtain significant reductions in the costs to defend and resolve claims. While 524(g) trusts have begun making substantial payments to the claimants, GST LLC has not experienced a reduction in the damages being sought from GST LLC. The distribution procedures of the 524(g) trusts do not permit GST LLC and other tort-system co-defendants to have access to claims made against the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts. GST LLC believes that the trust procedures enable claimants to “double dip”—that is, collect payments from GST LLC and other defendants in the tort system for injuries caused by the former top-tier defendants while simultaneously collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims has not declined as anticipated although 524(g) trusts have begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years have not declined consistent with declines in disease incidence, the Filers initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over the Filers. Accordingly, under generally accepted accounting principles, the Company’s investment in the Filers was deconsolidated from its financial results beginning on the Petition Date. As a result, the Company’s financial results for the six months ended June 30, 2010, which include the Filers only through the Petition Date, may not be comparable to those of the prior year period.
     Much of the remaining portion of this section updates information about the Company’s subsidiaries’ asbestos claims management experience prior to the Petition Date.
     Claims Mix. Of the approximately 90,000 open cases at the Petition Date, the Company is aware of approximately 5,600 (6.3%) that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by GST LLC in recent years have been paid in connection with mesothelioma claims.
     New Filings. About 1,900 new claims were filed against the Company’s subsidiaries in the first half of 2010 (until the Petition Date) compared to 2,200 claims filed in the first half of 2009. The number of new actions filed against its subsidiaries in 2009 (4,400) was about 20% lower than the number filed in 2008 (5,500) and also lower than the number filed in 2007 (5,200). The overall trend of declining new filings has been principally in non-malignant claims, but there has also been a fairly significant decline in claims alleging lung and other cancers (other than mesothelioma). Conversely, the number of new filings of claims alleging mesothelioma increased in each of 2007, 2008 and 2009. The disease alleged is not yet known in about 13% of the 2009 and 2010 filings. Factors in the increase of mesothelioma claims against the Company’s subsidiaries in the last three years appear to include an increase in the propensity to sue by mesothelioma patients generally and also an increase in the percentage of claimants who name GST LLC as a defendant.
     Product Defenses. The asbestos in products formerly sold by GST LLC and Anchor was encapsulated, which means the asbestos fibers were incorporated into the products during the manufacturing process and sealed in a binder. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as GST LLC’s gaskets. Even though no warning label was required, GST LLC included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by GST LLC are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, GST LLC discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.
     Recent Trial Results. During the first half of 2010, GST LLC began three trials. In a Texas mesothelioma case, the jury awarded the plaintiff $3 million; GST LLC’s 45% share of this verdict was $1,350,000. GST LLC appealed. Two mesothelioma trials in Philadelphia settled prior to a jury returning a verdict.
     GST LLC won defense verdicts in ten of seventeen cases tried to verdict in the years 2006 through 2009. In the ten successful jury trials, the juries determined that either GST LLC’s products were not defective, that GST LLC was not negligent, or that the claimant was not exposed to GST LLC’s products. GST LLC’s share of the eight adverse verdicts, most of which are being appealed, ranged from $0 to $1,350,000 and averaged about $490,000.
     Appeals. In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500,000 verdict that was entered against GST LLC in 2008, granting a new trial. At June 4, 2010, five GST LLC appeals were pending from adverse verdicts totaling $3.6 million.
     Insurance Coverage. At June 30, 2010, the Company had $190.1 million of insurance coverage and trust assets that the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. In addition, at June 4, 2010, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $190.1 million of collectible insurance coverage and trust assets, the Company considers $186.7 million (98%) to be of high quality because (a) the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better, or (b) the assets are in the form of cash or liquid investments held in insurance trusts resulting from commutation agreements. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $190.1 million, $154.0 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims, subject to potential competing claims of other covered subsidiaries and their assignees.
     Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White, a recognized expert, to assist in estimating its subsidiaries’ liability for pending and future asbestos claims. Beginning in the fourth quarter of 2004, the Company has updated its estimate of the subsidiary liability each quarter.
     For the year to date prior to the Petition Date, the Company recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In the first half of 2009, the Company recorded a pre-tax charge of $27.9 million to reflect cash outlays of $14.6 million for fees and expenses and a $13.3 million non-cash charge.
     Quantitative Claims and Insurance Information. The Company’s recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, the Company had remaining insurance and trust coverage of $192.4 million, which it believes will be available for the payment of asbestos-related claims. Included is $156.3 million in insured claims and expenses that the Company’s subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of its insurance policies, subject to potential competing claims of other covered subsidiaries and their assignees, and have been billed to the insurance carriers.
     The table below quantitatively depicts the asbestos-related cash flows and the amount that the Company expects to be available from insurance related to this liability (see Note 2 for condensed combined financial data of GST LLC and Garrison).

	As of and for the
	Period Ended
	June 4,	June 30,
	2010	2009
Cash Flow (dollars in millions)
Payments (1)	$(52.5)	$(58.8)
Insurance recoveries (2)	48.7	39.0

Net cash flow (outflow)	$(3.8)	$(19.8)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (3)	$156.3	$211.3
Insurance available for pending and future claims	36.1	57.1

Remaining solvent insurance and trust assets	$192.4	$268.4

(1)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(2)	Includes all recoveries from insurance received in the period. An additional insurance payment in the amount of $2.3 million was received after the Petition Date.

(3)	Includes previous payments for which GST LLC is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements; these payments will become due over time as long as the insurance, which could also become subject to competing claims against other current and former Coltec affiliates, remains available.
16. Subsequent Event
     In August 2010 the Company purchased CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc., all of which design and manufacture lubrication systems used in reciprocating compressors and have become part of the Company’s Engineered Products segment. The transactions were completed for cash. CC Technology is based in Midland, Texas, and Progressive Equipment and Premier Lubrication Systems are based in Houston, Texas.

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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2009, other important factors that could result in those differences include:
•	The value of pending and future asbestos claims against Garlock Sealing Technologies LLC (“GST LLC”) and risks inherent and potential adverse developments that may occur in the recently commenced Chapter 11 reorganization proceeding involving GST LLC, The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison”);

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt payments, employee benefit obligations and other matters.
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
     The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Asbestos” subsection of the “Contingencies” section.
     On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to jointly as “the Filers” in this report. The filings were the initial step in a claims resolution process. We address our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.
     GST LLC now operates in the ordinary course under court protection from asbestos claims. All pending litigation against the Filers is stayed during the process. The filing included operations in Palmyra, New York and Houston, Texas. It did not include EnPro Industries, Inc. or any other EnPro operating subsidiary.

     The Company’s Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell the Quincy Compressor business to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy’s U.S.-based operations closed on March 1, 2010 and the sale of Quincy’s subsidiary in China closed during the second quarter of 2010. Accordingly, the Quincy Compressor business is presented as a discontinued operation in this Form 10-Q. Additional information regarding the sale of the Quincy Compressor business is included in Note 3 to our consolidated financial statements.
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
     During the second quarter of 2009, we conducted an analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. To estimate the fair value, we used both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit; the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we used was based on EnPro’s weighted average cost of capital. For the market approach, we chose a group of 26 companies that we believed to be representative of our diversified industrial and automotive peers. Based on the results of the test, we determined that the fair values of GGB and Plastomer were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for both GGB and Plastomer. As a result, we recognized a non-cash impairment charge of $113.1 million, which represented all of the remaining goodwill in these reporting units, in the second quarter of 2009.
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
     Outlook.
     The condition of our markets and the performance of our operations position us well for the second half of 2010. Comparisons of our second half 2010 results to our second half 2009 results will be affected by the deconsolidation of GST and its subsidiaries, and by lower sales at FME due to the acceleration of engine shipments, at the request of a customer, into the first half of this year. However, even though our visibility is limited by the short lead times for many of our products, current order rates and the optimism we see in our businesses give us confidence that improvements in most of our markets are likely to be sustained for the rest of the year. Combined with our financial strength, these conditions will allow us to pursue acquisitions and take advantage of other opportunities that will support the continued growth and improvement of EnPro.
     Subject to our continued return to historical levels of profitability, and mix of domestic and foreign earnings, we expect that our effective tax rate in 2010 and for the foreseeable future will be less volatile than it was in 2009. However, certain non-recurring events, which can be difficult to predict, may cause higher volatility than we expect. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions, which may cause our effective tax rate to fluctuate significantly on a quarterly basis. As we continue to make structural and organizational changes, we anticipate that our effective tax rate should generally be lower than historical rates, however, our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate.
     We anticipate that cash flows for the remainder of 2010 should benefit from the elimination of asbestos cash outflows due to the deconsolidation of GST. However, this may be offset by cash outflows for acquisitions, higher capital expenditures and the elimination of GST’s operating cash flows as a result of their deconsolidation.
     Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2010 totaling approximately $2.0 million. In 2011, we expect to significantly increase our cash contributions. Our current estimate of our 2011 contribution is approximately $20 million, a large portion of which, subject to U.S. Department of Labor approval, we intend to make in the form of a Guaranteed Investment Contract which we will receive from the Crucible Back-Up Trust as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Crucible Materials Corporation” subsection of the “Contingencies” section. Actual contributions will depend on pension asset returns, pension valuation assumptions, plan design and legislative actions. We estimate that the annual U.S. pension expense in 2010 will be about $3.4 million less than in 2009, primarily due to the deconsolidation of GST and the resulting reduction in pension expense.
     In connection with our growth strategy, we will continue to evaluate acquisitions in 2010; however, the impact of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
     We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

	Quarters Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2010	2009	2010	2009
	(in millions)
Sales
Sealing Products	$113.2	$98.1	$227.0	$195.2
Engineered Products	76.6	58.2	151.7	115.0
Engine Products and Services	61.3	49.4	100.9	81.1

	251.1	205.7	479.6	391.3
Intersegment sales	(0.3)	(0.4)	(0.6)	(0.9)

Total sales	$250.8	$205.3	$479.0	$390.4

Segment Profit
Sealing Products	$21.2	$14.3	$39.0	$27.0
Engineered Products	5.3	(7.5)	11.7	(12.6)
Engine Products and Services	12.7	9.7	22.7	15.2

Total segment profit	39.2	16.5	73.4	29.6

Corporate expenses	(7.7)	(7.6)	(15.7)	(14.9)
Asbestos-related expenses	(8.8)	(14.3)	(23.3)	(27.9)
Goodwill impairment	—	(113.1)	—	(113.1)
Gain on deconsolidation of GST	54.1	—	54.1	—
Interest expense, net	(4.6)	(3.0)	(7.4)	(6.0)
Other income (expense), net	(2.0)	19.1	(2.6)	18.3

Income (loss) from continuing operations before income taxes	70.2	(102.4)	78.5	(114.0)
Income tax benefit (expense)	(25.7)	(4.0)	(28.4)	8.7

Income (loss) from continuing operations	$44.5	$(106.4)	$50.1	$(105.3)

     Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets or deconsolidation of operations, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
Second Quarter of 2010 Compared to the Second Quarter of 2009
     Sales of $250.8 million in the second quarter of 2010 increased 22% from $205.3 million in the comparable quarter of 2009. The increase in sales was the result of stronger volumes in all of our segments. The volume increases resulted primarily from stronger automotive and industrial volumes at GGB, higher engine sales at Fairbanks Morse Engine, improved oil and gas, steel and rubber product activity at Garlock, and higher OEM and aftermarket truck and trailer volumes at Stemco. The additional sales from the acquisitions completed since the first quarter of 2009 contributed two percentage points of the increase. The deconsolidation of GST sales after June 5, 2010 partially offset the sales increase.
     Segment profit, management’s primary measure of how our operations perform, increased 138% from $16.5 million in the second quarter of 2009 to $39.2 million in 2010. Segment profit increased primarily due to higher volumes. Segment margins, defined as segment profit divided by sales, improved from 8.0% in 2009 to 15.6% in 2010. The stronger results at all businesses, particularly GGB and Garlock, were the primary cause for the increase in segment margins.

     Asbestos-related expenses decreased by $5.5 million, primarily due to the deconsolidation of GST.
     We recorded goodwill impairment charges of $113.1 million in the second quarter of 2009. There were no goodwill impairment charges in the second quarter of 2010.
     Other income, net increased primarily due to the $54.1 million gain on the deconsolidation of GST in the second quarter of 2010. The other income, net recorded in the second quarter of 2009 resulted from a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. An actuarial analysis determined that our expected liability was significantly less than the amount previously accrued.
     Net interest expense in the second quarter of 2010 was $4.6 million compared to $3.0 million during the same quarter in 2009. The increase in net interest expense was caused primarily by the deconsolidation of GST and their subsidiaries and the reflection of the associated interest expense on intercompany short-term borrowings and intercompany notes which had previously been eliminated in consolidation.
     We recorded an income tax expense of $25.7 million on pre-tax income from continuing operations of $70.2 million in the second quarter of 2010. During the second quarter of 2009, we recorded an income tax expense of $4.0 million on a loss from continuing operations before income taxes of $102.4 million. The income tax expense in the second quarter of 2009 was significantly impacted by the jurisdictional mix of earnings and losses in addition to a goodwill impairment charge which included amounts which were not deductible for tax purposes.
     Net income from continuing operations was $44.5 million, or $2.17 per share, in the second quarter of 2010 compared to a net loss from continuing operations of $106.4 million, or $(5.33) per share, in the same quarter of 2009.
     Net income was $45.2 million, or $2.20 per share in the second quarter of 2010 compared to a net loss of $105.7 million, or $(5.30) per share, in the same quarter of 2009. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $113.2 million in the second quarter of 2010 were 15% higher than the $98.1 million reported in the same quarter of 2009. Organic increases accounted for thirteen percentage points of the increase and acquisitions completed since the second quarter of 2009 favorably impacted revenue by two percentage points. Sales at our Garlock division increased due to the inclusion of Technetics and improved industrial markets, partially offset by the deconsolidation of GST as of June 5, 2010. Stemco’s sales during the quarter increased primarily as a result of the higher volumes for its OEM and aftermarket business and the introduction of new brake products. Plastomer Technologies experienced sales increases during the second quarter of 2010 compared to the same quarter last year due to higher volumes in its semiconductor and aerospace markets.
     Segment profit of $21.2 million in the second quarter of 2010 increased 48% compared to the $14.3 million reported in the second quarter of 2009. The increase in profit at our Garlock division reflected the impact of higher volumes, selected price increases and the inclusion of Technetics. Stemco reported an increase in profit primarily due to improvement in the heavy-duty vehicle markets and the resulting higher volume partially offset by cost increases. Productivity improvements and higher volumes favorably impacted Plastomer Technologies’ results as they reported an increase in earnings compared to last year. Operating margins for the segment increased to 18.7% in 2010 from 14.6% in 2009 as a result of the earnings increases at these operations.

     Engineered Products. Sales of $76.6 million in the second quarter of 2010 were 32% higher than the $58.2 million reported in 2009. Acquisitions completed since the second quarter of 2009 favorably impacted revenue by four percentage points and the year-over-year decrease in the value of foreign currencies reduced the sales increase by three percentage points. The remaining thirty-one percentage points of the sales increase resulted from improving market conditions within the segment. Sales for GGB in the second quarter of 2010 were significantly higher than the amount reported in the comparable quarter of 2009 primarily due to increased volume in automotive and industrial markets. Sales for Compressor Products International in the second quarter of 2010 were higher due to the inclusion of USA Parts & Service, LLC and Player & Cornish P.E.T. Limited, which were acquired in the third quarter of 2009, and stronger volumes in most markets.
     The segment profit in the second quarter of 2010 was $5.3 million, compared to the $7.5 million segment loss reported in the same quarter of 2009. GGB’s profitability improved in 2010 primarily due to higher volume in its automotive and industrial markets, the results of recent cost reduction efforts and lower restructuring costs. Profits at Compressor Products International were flat as higher volumes and selected price increases were offset by higher costs relating to the opening of new service centers and a systems upgrade. The 6.9% operating margin in the quarter for the segment compares to a (12.9)% margin in the second quarter of 2009.
     Engine Products and Services. Sales increased 24% from $49.4 million in the second quarter of 2009 to $61.3 million in the second quarter of 2010. The increase was attributable to higher engine and aftermarket sales. The higher engine sales resulted from the acceleration of engine shipments, at the request of a customer, from the second half of the year.
     The segment reported a profit of $12.7 million in the second quarter of 2010 compared to $9.7 million in the second quarter of 2009. The year-over-year improvement was a result of engine volume increases and higher sales of more profitable parts and service, partially offset by higher production and R&D costs. Operating margins for the segment increased to 20.7% in the second quarter of 2010 from 19.6% in the same quarter of 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Sales increased 23% from $390.4 million in 2009 to $479.0 million in the first six months of 2010. The increase in sales was the result of stronger volumes in all of our segments and acquisitions completed since the second quarter of 2009.
     Segment profit increased 148% from $29.6 million in 2009 to $73.4 million in 2010. Segment profit increased primarily due to higher volumes in all of our segments, cost reductions and lower restructuring charges at GGB and selected price increases. Segment margins improved from 7.6% in 2009 to 15.3% in 2010. The stronger results at all businesses, particularly GGB and Fairbanks Morse Engine were the primary reason for the increase.
     Asbestos-related expenses decreased by $4.6 million, primarily due to the deconsolidation of GST.
     We recorded goodwill impairment charges of $113.1 million in the first six months of 2009. There were no goodwill impairment charges in the first six months of 2010.
     Other income, net increased primarily due to the gain on the deconsolidation of GST in the first six months of 2010. The other income, net recorded in the first six months of 2009 resulted from a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. An actuarial analysis determined that our expected liability was significantly less than the amount previously accrued.

     Net interest expense during the first six months of 2010 was $7.4 million compared to $6.0 million in 2009. The increase in net interest expense was caused primarily by the deconsolidation of GST and the associated interest expense on intercompany notes which had previously been eliminated in consolidation.
     Net income from continuing operations was $50.1 million, or $2.44 per share, for the first six months of 2010 compared to a net loss from continuing operations of $105.3 million, or $(5.29) per share, in the same period last year. Net income was $144.2 million, or $7.02 per share during the first six months of 2010 compared to a net loss of $102.5 million, or $(5.15) per share, in the same period last year.
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
     Cash Flows
     Operating activities used cash in the amount of $16.2 million in the first half of 2010 compared to $2.0 million of cash generated in the same period last year. The decreased operating cash flow was primarily attributable to increased working capital levels, which were driven by the increase in sales volumes and the tax payment resulting from the gain on the sale of Quincy partially offset by improved segment profit. Net asbestos payments decreased due to the automatic stay on asbestos claims and payments resulting from the bankruptcy of the Filers and the deconsolidation of GST.
     Investing activities from continuing operations generated $144.5 million of cash during the first half of 2010, primarily due to the divestiture of Quincy Compressor partially offset by the deconsolidation of GST effective on the Petition Date, and used $12.9 million during the same period in 2009. We received $182.4 million from the divestiture of Quincy Compressor during the first half of 2010 and there were no divestitures in the comparable period of 2009. We made net payments of $5.2 million to complete acquisitions in the first half of 2009. There were no acquisitions in the comparable period of 2010. Capital expenditures were $3.1 million less in the first half of 2010 than during the same period of 2009. Financing activities in the first six months of 2010 included repayment of $3.5 million of debt which was previously eliminated in consolidation prior to the deconsolidation of GST. In the comparable period of 2009, we retired $9.6 million in industrial revenue bonds.
     Capital Resources
     Our primary U.S. operating subsidiaries (other than GST) have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility. Except for the assets of GST, the facility is collateralized by the receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets) of our operating subsidiaries other than GST, and by pledges of 65% of the capital stock of our direct foreign subsidiaries and 100% of the capital stock of our direct and indirect U.S. subsidiaries, other than GST LLC and its subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including limitations on dividends, limitations on incurrence of indebtedness and maintenance of a fixed charge coverage financial ratio. Certain of the covenants and restrictions apply only if availability under the facility falls below certain levels.

     Until June 8, 2010, the maximum amount available for borrowings under the facility was $75 million. Just prior to the Petition Date, we amended the facility to accommodate GST ’s debtor-in-possession loan agreement which was entered into on June 8, 2010. The amendment reduced the maximum amount available under the facility to $60 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at June 30, 2010 under our senior secured revolving credit facility was $55.9 million after giving consideration to $4.1 million of letters of credit outstanding.
     On June 8, 2010, as mentioned above, GST entered into their $10 million debtor-in-possession revolving credit and letter of credit facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. See Note 2 to the condensed consolidated financial statements and the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, if any, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of $33.79 per share), subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at June 30, 2010.
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
Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
     The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through another Coltec subsidiary, Garrison.
     On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution. GST LLC intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.
     GST LLC and its subsidiaries operated within EnPro’s Sealing Products segment prior to its deconsolidation effective on the Petition Date. GST LLC designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints. GST LLC has seven primary manufacturing facilities located in the United States and three countries outside the United States.
     Garrison’s principal business is to manage the defense of all asbestos-related litigation effecting the Company’s subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims. Rather, it has assumed GST LLC’s liability for such claims and agreed to indemnify GST LLC from liability with respect to such claims. Anchor was a distributor of products containing asbestos and was acquired by GST LLC in 1987. Anchor has been inactive and insolvent since 1993.
     GST’s financial results are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, generally accepted accounting principles require that an entity whose financial statements were previously consolidated with those of its parent (as GST LLC’s and Garrison’s were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. The cost method requires us to present the net assets of the Filers at the Petition Date as an investment and not recognize any income or loss from the Filers in our results of operations during the reorganization period. This investment of $236.0 million as of June 30, 2010 is subject to periodic reviews for recoverability. When the Filers emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to the condensed consolidated financial statements for the Filer’s financial information at June 30, 2010.
     Through June 4, 2010, GST’s results are included in our segment results under the Sealing Products segment (see Note 13 to the consolidated financial statements). GST’s pre-bankruptcy revenues of $84.3 million and segment profit of $14.0 million are included in our consolidated financial results for the six-month period ended June 30, 2010.
     As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Information about this analysis is contained in Note 15 to our consolidated financial statements. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST. The fair value of GST (net of taxes on the gain on deconsolidation) was $236.0 million and this investment in GST will be presented using the cost method during the reorganization period and is subject to periodic reviews for impairment.
     GST’s third party sales from the date of deconsolidation through June 30 were $11.9 million and its operating income was $1.9 million.
     In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10,000,000 debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The actual borrowing availability at June 30, 2010 under the facility was $5.3 million after giving consideration to $4.7 million of letters of credit outstanding. We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe that they can continue to fund their and their subsidiaries operating activities and meet their debt and capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future profits, cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 2 to the condensed consolidated financial statements for additional information about GST LLC’s and Garrison’s Chapter 11 bankruptcy proceeding.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 15 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of June 30, 2010 and December 31, 2009, EnPro had accrued liabilities of $16.2 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009. See Note 15 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s period of ownership of Crucible.
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
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $19.4 million at June 30, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015.
     On July 27, 2010, we received court approval of a settlement agreement with the trustees of the Benefits Trust. As a result, we are no longer obligated to maintain the Back-Up Trust. As a result, the assets in the Back-Up Trust, primarily a Guaranteed Investment Contract (“GIC”), will be released. Pursuant to the agreement, we will receive $17.1 million of the GIC and $2.3 million of the GIC will be placed into escrow in case of a shortfall in the Benefits Trust. In addition, we will contribute $0.9 million directly to the Benefits Trust.
     Subsidiary Bankruptcy
     Three of our subsidiaries have filed voluntary Chapter 11 bankruptcy petitions as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos” below and Notes 2 and 15 to our consolidated financial statements. This process presents a number of risks and uncertainties.

     Asbestos
     Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through Garrison.
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. See above under the heading “Subsidiary Bankruptcy” and Notes 2 and 15 to our consolidated financial statements for more information about this bankruptcy filing and its impact.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Beginning in 2000, the top tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover the full amounts of their alleged damages under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, plaintiffs may seek to recover damages from the trusts. The top tier defendants funded 524(g) trusts which have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We previously believed that as billions of dollars of trust assets became available to claimants, GST LLC would be able to obtain significant reductions in the costs to defend and resolve claims. While 524(g) trusts have begun making substantial payments to the claimants, GST LLC has not experienced a reduction in the damages being sought from GST LLC. The distribution procedures of the 524(g) trusts do not permit GST LLC and other tort-system co-defendants to have access to claims made to the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts. GST LLC believes that the trust procedures enable claimants to “double dip”— that is, collect payments from GST LLC and other defendants in the tort system for injuries caused by the former top-tier defendants while simultaneously collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims has not declined as anticipated although 524(g) trusts have begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years have not declined consistent with declines in disease incidence, the Filers initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over the Filers. Accordingly, under generally accepted accounting principles, our investment in the Filers was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the six months ended June 30, 2010, which include the results from the Filers only through the Petition Date, may not be comparable to those of the prior year period.
     Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 15 to our consolidated financial statements for additional information about claims mix, new filings, product defenses, recent trial results and appeals.
     Insurance Coverage. At June 30, 2010, we had $190.1 million of insurance coverage and trust assets that we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. In addition, at June 4, 2010, we had classified $4.2 million of otherwise available insurance as insolvent. See Note 15 to our consolidated financial statements for additional information about the quality of these insurance and trust assets.
     Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, we authorized counsel to retain Bates White, a recognized expert, to assist in estimating our subsidiaries’ liability for pending and future asbestos claims. Beginning in the fourth quarter of 2004, we have updated our estimate of the subsidiary liability each quarter.
     For the year to date prior to the Petition Date, we recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In the first half of 2009, we recorded a pre-tax charge of $27.9 million to reflect cash outlays of $14.6 million for fees and expenses and a $13.3 million non-cash charge.
     Quantitative Claims and Insurance Information. Our recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, we had remaining insurance and trust coverage of $192.4 million, which we believe will be available for the payment of asbestos-related claims. Included is $156.3 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of our insurance policies, subject to potential competing claims of other covered subsidiaries, and have been billed to the insurance carriers. See Note 15 to our consolidated financial statements for a table that quantitatively depicts the asbestos-related cash flows and the amount that we expect to be available from insurance and

Note 2 to our consolidated financial statements for condensed combined financial data of GST LLC and Garrison).

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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2010:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell British pound/buy euro	$26.3	Jul 2010 – Dec 2010	0.822 to 0.886 pound/euro
Buy euro/sell USD	22.5	Jul 2010 – Jun 2011	1.218 to 1.503 USD/euro
Buy USD/sell euro	16.6	Jul 2010 – Jun 2011	1.218 to 1.500 USD/euro
Sell British pound/buy Australian dollar	14.7	Jul 2010	1.797 Australian dollar/pound
Sell USD/buy Canadian dollar	4.7	Jul 2010 – Jun 2011	1.018 to 1.047 Canadian dollar/USD
Buy USD/sell Canadian dollar	4.7	Jul 2010 – Jun 2011	1.018 to 1.047 Canadian dollar/USD
Sell USD/buy Australian dollar	3.3	Jul 2010 – Jun 2011	0.793 to 0.900 USD/Australian dollar
Buy USD/sell Australian dollar	3.3	Jul 2010 – Jun 2011	0.793 to 0.900 USD/Australian dollar
Sell Mexican peso/buy USD	2.1	Jul 2010 – Jun 2011	12.820 to 13.420 peso/USD
Buy Mexican peso/sell USD	2.1	Jul 2010 – Jun 2011	12.820 to 13.420 peso/USD
Buy British pound/sell euro	1.6	Jul 2010 – Jun 2011	0.830 to 0.902 pound/euro
Buy Mexican peso/sell British pound	1.1	July 2010	19.447 peso/pound

	103.0

Option Contracts
Buy Brazilian real/sell USD	11.7	Nov 2010 – Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	9.3	Nov 2010 – Nov 2011	1.980 to 2.390 real/USD
Buy euro/sell USD	6.3	Dec 2010	1.336 USD/euro

	27.3

	$130.3

Item 4.	Controls and Procedures
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
     A description of environmental, asbestos and other legal matters is included in Note 13 to the Consolidated Financial Statements included in this report and a description of the bankruptcy proceedings of the Filers is included in Note 2 to the Consolidated Financial Statements included in this report, each of which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2010.

(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total Number of		Shares (or Units)	Dollar Value) of
	Shares	(b) Average	.Purchased as Part	Shares (or Units)
	(or Units)	Price Paid per	of Publicly	That May Yet Be
	Purchased	Share (or Unit)	Announced Plans or	Purchased Under the
Period	(1)	(1)	Programs	Plans or Programs
April 1 –	—	—	—	—
April 30, 2010

May 1 –	—	—	—	—
May 31, 2010

June 1 –	666	$28.15	—	—
June 30, 2010

Total	666	$28.15	—	—

(1)	A total of 666 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $28.15 per share, the closing price of our common stock on June 30, 2010. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of August, 2010.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))
3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))
10.1*	Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean
10.2	Fifth Amendment to Amended and Restated Loan and Security Agreement and Amendment to Other Loan Documents dated as of June 4, 2010, by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and V.W. Kaiser Engineering, Incorporated, as borrowers; EnPro Industries, Inc., QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Garlock Overseas Corporation, Stemco Holdings, Inc., Compressor Products Holdings, Inc., and Compressor Services Holdings, Inc., as guarantors; Bank of America, N.A., as agent; and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 7, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith