Form 10-Q
period 2010-09-30
ENPRO INDUSTRIES, INC
filed 2010-11-09
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2010

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
Yes ☐      No ☑
As of November 4, 2010, there were 20,594,120 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-23.1
EX-31.1
EX-31.2
EX-32

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2010 and 2009
(in millions, except per share amounts)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$194.5	$189.4	$673.5	$579.8
Cost of sales	121.3	122.7	420.0	380.6

Gross profit	73.2	66.7	253.5	199.2

Operating expenses:
Selling, general and administrative expenses	55.8	52.4	179.5	164.0
Asbestos-related expenses	—	13.7	23.3	41.6
Goodwill impairment charge	—	—	—	113.1
Other operating expense	0.9	0.7	2.4	7.7

	56.7	66.8	205.2	326.4

Operating income (loss)	16.5	(0.1)	48.3	(127.2)

Interest expense	(9.6)	(3.1)	(17.8)	(9.3)
Interest income	0.4	0.4	1.2	0.6
Gain on deconsolidation of GST	—	—	54.1	—
Other income	—	—	—	19.1

Income (loss) from continuing operations before income taxes	7.3	(2.8)	85.8	(116.8)
Income tax benefit (expense)	(2.4)	3.8	(30.8)	12.5

Income (loss) from continuing operations	4.9	1.0	55.0	(104.3)
Income from discontinued operations, net of tax	—	0.8	94.1	3.6

Net income (loss)	$4.9	$1.8	$149.1	$(100.7)

Basic earnings (loss) per share:
Continuing operations	$0.24	$0.05	$2.71	$(5.23)
Discontinued operations	—	0.04	4.63	0.18

Net income (loss) per share	$0.24	$0.09	$7.34	$(5.05)

Diluted earnings (loss) per share:
Continuing operations	$0.24	$0.05	$2.68	$(5.23)
Discontinued operations	—	0.04	4.57	0.18

Net income (loss) per share	$0.24	$0.09	$7.25	$(5.05)

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009
(in millions)

	2010	2009
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$149.1	$(100.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(94.1)	(3.6)
Taxes related to sale of discontinued operations	(50.9)	—
Gain on deconsolidation of GST, net of taxes	(33.8)	—
Depreciation	17.9	19.9
Amortization	12.2	9.9
Accretion of debt discount	4.2	3.9
Goodwill impairment charge	—	113.1
Deferred income taxes	9.9	(21.6)
Stock-based compensation	5.0	0.7
Change in assets and liabilities, net of effects of acquisitions and deconsolidation of businesses:
Asbestos liabilities, net of insurance receivables	26.0	10.7
Accounts and notes receivable	(35.2)	5.7
Inventories	(0.2)	(3.2)
Accounts payable	(1.7)	(1.0)
Other current assets and liabilities	11.5	(2.4)
Other non-current assets and liabilities	(0.8)	(6.7)

Net cash provided by operating activities of continuing operations	19.1	24.7

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(14.3)	(16.5)
Proceeds from liquidation of investments	—	3.6
Divestiture of business	189.4	—
Deconsolidation of GST	(29.5)	—
Acquisitions, net of cash acquired	(25.5)	(6.2)
Other	—	1.4

Net cash provided by (used in) investing activities of continuing operations	120.1	(17.7)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of short-term borrowings	(6.1)	—
Repayments of debt	(0.1)	(9.9)
Proceeds from issuance of common stock	0.4	0.1

Net cash used in financing activities of continuing operations	(5.8)	(9.8)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	1.9	10.1
Investing cash flows	(0.1)	(2.3)

Net cash provided by discontinued operations	1.8	7.8

Effect of exchange rate changes on cash and cash equivalents	—	2.2

Net increase in cash and cash equivalents	135.2	7.2
Cash and cash equivalents at beginning of period	76.8	76.3

Cash and cash equivalents at end of period	$212.0	$83.5

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.6	$3.9
Income taxes	$51.6	$10.3
Asbestos-related claims and expenses, net of insurance recoveries	$3.8	$30.9
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$212.0	$76.8
Accounts and notes receivable	134.1	112.7
Asbestos insurance receivable	—	67.2
Inventories	83.0	86.1
Other current assets	38.8	52.2
Assets of discontinued operations	—	57.5

Total current assets	467.9	452.5
Property, plant and equipment	138.8	185.4
Goodwill	112.0	125.7
Other intangible assets	118.6	116.0
Investment in GST	236.9	—
Asbestos insurance receivable	—	171.4
Deferred income taxes	10.9	119.9
Other assets	48.1	50.3

Total assets	$1,133.2	$1,221.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from GST	$20.8	$—
Current maturities of long-term debt	—	0.1
Accounts payable	54.0	56.5
Asbestos liability	—	85.4
Accrued interest payable	21.7	1.4
Other accrued expenses	85.5	70.3
Liabilities of discontinued operations	—	16.2

Total current liabilities	182.0	229.9
Long-term debt	134.3	130.3
Notes payable to GST	227.2	—
Asbestos liability	—	406.9
Pension liability	73.9	84.8
Other liabilities	41.1	57.7

Total liabilities	658.5	909.6

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,559,871 shares in 2010 and 20,365,596 in 2009	0.2	0.2
Additional paid-in capital	408.1	402.7
Retained earnings (accumulated deficit)	54.4	(94.7)
Accumulated other comprehensive income	13.4	4.8
Common stock held in treasury, at cost — 209,662 shares in 2010 and 211,860 shares in 2009	(1.4)	(1.4)

Total shareholders’ equity	474.7	311.6

Total liabilities and shareholders’ equity	$1,133.2	$1,221.2

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
2. Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
     The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
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
     As a result of the deconsolidation of GST, the Company conducted an analysis to compare the fair market value of GST to its book value. The excess of GST’s fair value over its book value resulted in a gain on deconsolidation. To estimate the fair value, the Company considered many factors and used both discounted cash flow and market valuation approaches. In the discounted cash flow approach, the Company used cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The Company did not adjust the assumption about asbestos claims values from the assumption reflected in the liability it recorded prior to the deconsolidation. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or by the Bankruptcy Court. The Company reviewed a wide range of possible outcomes for that determination and the $473 million liability is within that range. The Company concluded that there is no better estimate of the value a third party might ascribe to the claims. The Company’s estimates are based upon assumptions it believes to be reasonable but which by nature are uncertain and unpredictable. For the market approach, the Company used recent acquisition multiples for businesses of similar size to GST. Based on this analysis, the Company recognized a $54.1 million pre-tax gain on the deconsolidation of GST. The fair value of GST (net of taxes on the gain on deconsolidation) was $236.9 million and this investment in GST will be presented using the cost method during the reorganization period and is subject to periodic reviews for impairment.
     Financial Results
     Condensed combined financial information for GST is set forth below, presented at historical cost basis.

GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions, at historical cost)

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$49.9	$40.2	$149.2	$119.4
Cost of sales	29.8	25.4	91.6	74.3

Gross profit	20.1	14.8	57.6	45.1

Operating expenses:
Selling, general and administrative expenses	11.4	9.4	32.7	29.4
Asbestos-related expenses	1.1	13.7	24.7	41.6
Other operating expense	—	—	0.1	0.8

	12.5	23.1	57.5	71.8

Operating income (loss)	7.6	(8.3)	0.1	(26.7)

Interest income	6.4	3.6	19.0	10.8

Income (loss) before income taxes	14.0	(4.7)	19.1	(15.9)
Income tax benefit (expense)	(4.7)	2.2	(6.5)	6.6

Net income (loss)	$9.3	$(2.5)	$12.6	$(9.3)

     As compared to the financial data included in the second quarter Form 10-Q, GST’s interest income for the six months ended June 30, 2010 has been reduced by $4.5 million and interest income for the six months ended June 30, 2009 has been increased by $0.3 million to reflect the proper accrual periods. These changes had no impact on EnPro’s results of operations, cash flows or financial position.
GST
(Debtor-in-Possession)
Condensed Combined Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010
(in millions, at historical cost)

Net cash flows from operating activities	$44.7

Investing activities
Purchases of property, plant and equipment	(2.1)
Net receipts from loans to affiliates	22.9

Net cash provided by investing activities	20.8

Effect of exchange rate changes on cash and cash equivalents	0.2

Net increase in cash and cash equivalents	65.7
Cash and cash equivalents at beginning of period	1.5

Cash and cash equivalents at end of period	$67.2

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheet (Unaudited)
September 30, 2010
(in millions, at historical cost)

Assets:
Current assets	$167.2
Property, plant and equipment	40.7
Asbestos insurance receivable	157.1
Deferred income taxes	123.3
Notes receivable from affiliate	227.2
Other assets	24.2

Total assets	$739.7

Liabilities and Shareholder’s Equity:
Current liabilities	$14.0
Other liabilities	3.9
Liabilities subject to compromise	517.5	(A)

Total liabilities	535.4
Shareholder’s equity	204.3

Total liabilities and shareholder’s equity	$739.7

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheet. Liabilities subject to compromise consist of the following:

Accounts payable	$13.4
Accrued expenses	16.4
Asbestos liability	467.3
Other long-term liabilities	20.4

$517.5

     Related Party Transactions
     The Company regularly transacts business with GST, and previously, these related party transactions had been eliminated in consolidation. Due to the deconsolidation of GST, they are now reflected on the Company’s consolidated statement of operations. Sales to GST totaling $5.4 million and $7.3 million are reflected in net sales for the quarter and nine months ended September 30, 2010, respectively. Purchases from GST totaling $3.8 million and $5.0 million are reflected in cost of sales for the quarter and nine months ended September 30, 2010, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal and human relations under a support services agreement. In addition, GST LLC’s board of managers and Garrison’s board of directors have approved a tax sharing agreement, subject to approval of the Bankruptcy Court, pursuant to which GST would be responsible for its share of income taxes included in the Company’s tax returns. Amounts due from GST resulting from their purchase of goods and services from the Company totaling $11.3 million are included in accounts and notes receivable and amounts due to GST resulting from the Company’s purchase of goods from GST totaling $4.1 million are included in accounts payable on the September 30, 2010 consolidated balance sheet.
     Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian Dollar, Canadian Dollar, Mexican Peso and U.S. Dollar with a notional amount of $8.9 million as of September 30, 2010. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.
     As discussed more fully in Note 11, the deconsolidation of GST from the Company’s results requires that $20.8 million of short-term borrowings from GST and $227.2 million of notes payable to GST that had previously been eliminated in consolidation be reflected on the Company’s consolidated balance sheet as of September 30, 2010. Interest expense related to these borrowings of $6.4 million and $8.2 million is reflected in interest expense for the quarter and nine months ended September 30, 2010, respectively, and accrued interest of $18.6 million is included in accrued interest payable on the September 30, 2010 consolidated balance sheet.
     Debtor-in-Possession Financing
     On June 8, 2010, GST entered into a Post-Petition Loan and Security Agreement with Bank of America, N.A. (the “DIP Loan Agreement”) to establish a secured revolving credit facility pursuant to which GST may from time to time obtain loans, letters of credit and bank products in an aggregate amount up to $10 million outstanding at any time (with a sublimit of $8 million for letters of credit). Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, which borrowing base is reduced by loans and letters of credit outstanding and certain reserves. The obligations of GST under the DIP Loan Agreement are guaranteed by GST’s two domestic subsidiaries and secured by certain assets of GST and such domestic subsidiaries. As a result of the deconsolidation of GST from the Company’s financial results, any indebtedness incurred under the DIP Loan Agreement would not be reflected in the Company’s consolidated balance sheets.
3. Acquisitions
     In August 2010, the Company acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are included in the Company’s Engineered Products segment.
     In September 2010, the Company acquired Hydrodyne, a designer and manufacturer of machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is included in the Company’s Sealing Products segment.
     The acquisitions completed during 2010 were paid for with $25.5 million in cash. The assets, liabilities and results of operations of these acquisitions were not material to the Company’s consolidated financial position or results of operations, so pro forma financial information and additional disclosures are not presented. The purchase price allocations of the recently acquired businesses are subject to the completion of the valuation of certain assets and liabilities and purchase price adjustments pursuant to the acquisition agreements.
4. Discontinued Operations
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
     On March 1, 2010, the Company completed the sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., Quincy’s operation in China (“Q-Tech”). The sale of the equity interests in Q-Tech was completed during the second quarter. The purchase price for the assets and equity interests sold was $189.4 million in cash. The purchaser also assumed certain liabilities of Quincy. The sale resulted in a gain of $147.8 million ($92.5 million, net of tax).
     For the quarters and nine months ended September 30, 2010 and 2009, results of operations from Quincy during the periods owned by EnPro were as follows:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Sales	$—	$30.3	$23.3	$91.6

Income from discontinued operations	—	1.8	2.6	6.1
Income tax expense	—	(1.0)	(1.0)	(2.5)

Income from discontinued operations, net of taxes	—	0.8	1.6	3.6
Gain from disposal of discontinued operations, net of tax	—	—	92.5	—

Net income from discontinued operations	$—	$0.8	$94.1	$3.6

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

5. Income Taxes
     The Company has $4.3 million of gross unrecognized tax benefits as of September 30, 2010. As of December 31, 2009, the Company had $7.2 million of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances at September 30, 2010 and December 31, 2009, approximately $4.3 million and $3.8 million, respectively, would have an impact on the effective tax rate if ultimately recognized.
     The Company records interest and penalties related to taxes as part of income tax expense. In addition to the gross unrecognized tax benefits above, the Company had approximately $1.3 million and $1.0 million accrued for interest and penalties at September 30, 2010 and December 31, 2009, respectively. Income tax expense for the nine-month period ended September 30, 2009 includes approximately $0.4 million of interest and penalties related to unrecognized tax benefits. Income tax expense for the year ended December 31, 2009 includes approximately $0.3 million of interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
6. Comprehensive Income (Loss)
     Total comprehensive income (loss) consists of the following:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(in millions)
Net income (loss)	$4.9	$1.8	$149.1	$(100.7)
Unrealized translation adjustments	18.3	12.1	(6.8)	18.3
Pensions and postretirement benefits	1.3	1.1	16.6	3.4
Net unrealized gains (losses) from cash flow hedges	0.1	0.4	(1.2)	0.3

Total comprehensive income (loss)	$24.6	$15.4	$157.7	$(78.7)

7. Earnings (Loss) Per Share
     The computation of basic and diluted earnings (loss) per share is as follows:

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator (basic and diluted):
Continuing operations	$4.9	$1.0	$55.0	$(104.3)
Discontinued operations	—	0.8	94.1	3.6

Net income (loss)	$4.9	$1.8	$149.1	$(100.7)

Denominator:
Weighted-average shares — basic	20.4	20.0	20.3	19.9
Share-based awards	0.2	0.3	0.3	—

Weighted-average shares — diluted	20.6	20.3	20.6	19.9

Earnings (loss) per share — basic:
Continuing operations	$0.24	$0.05	$2.71	$(5.23)
Discontinued operations	—	0.04	4.63	0.18

	$0.24	$0.09	$7.34	$(5.05)

Earnings (loss) per share — diluted
Continuing operations	$0.24	$0.05	$2.68	$(5.23)
Discontinued operations	—	0.04	4.57	0.18

	$0.24	$0.09	$7.25	$(5.05)

     As discussed further in Note 10, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting standards, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price did not exceed $33.79 per share in any period presented, so there is no impact on diluted earnings per share from the Debentures.
     In the nine months ended September 30, 2009, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.3 million were excluded from the calculation of diluted earnings per share for this period, as they were antidilutive. There were no antidilutive shares in 2010 or the quarter ended September 30, 2009.
8. Inventories
     Inventories consist of the following:

	As of	As of
	September 30,	December 31,
	2010	2009
	(in millions)
Finished products	$58.7	$60.1
Deferred costs relating to long-term contracts	34.5	42.9
Work in process	16.2	16.2
Raw materials and supplies	24.4	24.4

	133.8	143.6
Reserve to reduce certain inventories to LIFO basis	(10.4)	(14.2)
Progress payments	(40.4)	(43.3)

Total	$83.0	$86.1

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
9. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2010, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Gross goodwill as of December 31, 2009	$112.8	$142.3	$7.1	$262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2009	85.0	33.6	7.1	125.7

Foreign currency translation	(1.3)	(0.5)	—	(1.8)
Deconsolidation of GST	(17.4)	—	—	(17.4)
Acquisitions and purchase accounting adjustments	(0.3)	5.8	—	5.5

Gross goodwill as of September 30, 2010	93.8	147.6	7.1	248.5
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of September 30, 2010	$66.0	$38.9	$7.1	$112.0

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2010		As of December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$103.5	$39.4	$90.4	$34.1
Existing technology	26.4	8.2	26.5	6.5
Trademarks	38.7	7.6	39.3	7.3
Other	17.0	11.8	17.4	9.7

	$185.6	$67.0	$173.6	$57.6

     Amortization expense related to these intangible assets for the quarter and nine months ended September 30, 2010, was $3.0 million and $9.9 million, respectively. Amortization expense for the quarter and nine months ended September 30, 2009, was $2.5 million and $7.4 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $24 million as of September 30, 2010 that are not amortized.
10. Long-Term Debt
     Debentures
     The Company has $172.5 million outstanding in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015 unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.

     Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share. The Debentures may be converted under circumstances described more fully in the Company’s most recent Form 10-K.
     None of the conditions that permit conversion were satisfied at, or during the quarter ended September 30, 2010.
     Upon conversion of any Debentures, the principal amount would be settled in cash. To the extent the Conversion Value (defined below) exceeds $1,000, a number of shares equal to the sum of, for each day of the cash settlement period, (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of the Company’s common stock for such date and (B) $1,000, divided by (2) the closing price of the Company’s common stock for such day.
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
     The current accounting rules require that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording, as of the original issuance date, debt in the amount of $111.2 million with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $38.2 million as of September 30, 2010, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $134.3 million net carrying amount of the liability component at September 30, 2010. As of December 31, 2009, the unamortized debt discount was $42.5 million and the net carrying amount of the liability component was $130.0 million. Interest expense related to the Debentures for the quarters ended September 30, 2010 and 2009 includes $1.7 million of contractual interest coupon in both periods and $1.4 million and $1.3 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the nine months ended September 30, 2010 and 2009 includes $5.1 million of contractual interest coupon in both periods and $4.2 million and $3.9 million, respectively, of debt discount amortization.
     Credit Facility
     The Company’s primary U.S. operating subsidiaries, excluding GST, as discussed below, have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. The Company has not borrowed against this facility, but it has $4.1 million of letters of credit outstanding thereunder as of September 30, 2010. Except for the assets of GST, excluded as collateral by the fifth amendment to the senior secured revolving credit facility described below, the facility is collateralized by the Company’s receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of its direct foreign subsidiaries and 100% of the capital stock of its direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including negative covenants limiting fundamental changes (such as merger transactions), loans, incurrence of debt other than specifically permitted debt, transactions with affiliates that are not on arms- length terms, incurrence of liens other than specifically permitted liens, repayment of subordinated debt

(except for scheduled payments in accordance with applicable subordination documents), prepayments of other debt, dividends, asset dispositions other than as specifically permitted, and acquisitions and other investments other than as specifically permitted. However, in the event that the amount available for borrowing under the facility exceeds $20 million, the limitations on acquisitions, investments in foreign subsidiaries, fixed asset dispositions, dividends (including those required to make payments on the Company’s convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable. In addition, the facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing, as defined under the facility, drops below $15 million.
     The maximum amount available for borrowings under the facility was $75 million until June 8, 2010, on which date the maximum amount was reduced to $60 million in connection with the fifth amendment described below. Under certain conditions, the Company may request that the facility be increased by up to $25 million, to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at September 30, 2010 under the senior secured revolving credit facility was $55.9 million after giving consideration to the $4.1 million of letters of credit outstanding thereunder.
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
11. Short-Term Borrowings from GST and Notes Payable to GST
     The deconsolidation of GST from the Company’s financial results requires that certain intercompany indebtedness described below be reflected on the Company’s consolidated balance sheets.

     As of September 30, 2010, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $20.8 million from GST’s foreign subsidiaries in Mexico, Canada and Australia. The unsecured obligations are denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
     Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST, and the Company’s subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017 in favor of GST (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes amended and replaced promissory notes in the same principal amounts that were initially issued in March 2005 as consideration for the transfer of certain GST LLC subsidiary assets.
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
     The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 10.
12. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2010 and 2009, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in millions)
Service cost	$1.0	$1.6	$0.2	$0.2
Interest cost	2.0	2.9	0.1	0.2
Expected return on plan assets	(1.5)	(2.2)	—	—
Prior service cost component	0.1	0.2	—	—
Net loss component	1.2	1.5	—	0.1

	$2.8	$4.0	$0.3	$0.5

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in millions)
Service cost	$3.8	$5.0	$0.6	$0.7
Interest cost	8.2	9.1	0.5	0.7
Expected return on plan assets	(6.2)	(7.2)	—	—
Prior service cost component	0.5	0.6	0.1	0.1
Net loss component	4.6	4.7	0.1	0.2
Curtailment loss	0.7	—	—	—

	$11.6	$12.2	$1.3	$1.7

     The Company anticipates that there will be a required funding of $2.0 million to its U.S. defined benefit plans in 2010. The Company expects to make total contributions of approximately $0.6 million in 2010 to its foreign pension plans.
13. Derivative Instruments
     The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST as described in Note 2. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of counterparty credit risk. The current accounting rules require that all derivative instruments be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through May 2012 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $138.3 million and $106.0 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, foreign exchange contracts with notional amounts totaling $95.0 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $43.3 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
14. Business Segment Information
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
     GST’s results, prior to their deconsolidation on June 5, 2010, are included in the Sealing Products segment. Segment operating results and other financial data for the quarters and nine months ended September 30, 2010 and 2009, are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Sales
Sealing Products	$82.5	$99.9	$309.5	$295.1
Engineered Products	73.7	57.7	225.4	172.7
Engine Products and Services	38.5	32.0	139.4	113.1

	194.7	189.6	674.3	580.9
Intersegment sales	(0.2)	(0.2)	(0.8)	(1.1)

Total sales	$194.5	$189.4	$673.5	$579.8

Segment Profit (Loss)
Sealing Products	$15.5	$15.1	$54.5	$42.1
Engineered Products	2.9	(2.1)	14.6	(14.7)
Engine Products and Services	8.8	5.7	31.5	20.9

Total segment profit	27.2	18.7	100.6	48.3

Corporate expenses	(8.6)	(5.2)	(24.3)	(20.1)
Asbestos-related expenses	—	(13.7)	(23.3)	(41.6)
Goodwill impairment charge	—	—	—	(113.1)
Gain on deconsolidation of GST	—	—	54.1	—
Interest expense, net	(9.2)	(2.7)	(16.6)	(8.7)
Other income (expense), net	(2.1)	0.1	(4.7)	18.4

Income (loss) from continuing operations before income taxes	$7.3	$(2.8)	$85.8	$(116.8)

     Segment assets are as follows:

	September 30,	December 31,
	2010	2009
Sealing Products	$251.7	$321.1
Engineered Products	339.9	314.1
Engine Products and Services	83.0	87.9
Corporate	458.6	440.6
Discontinued operations	—	57.5

	$1,133.2	$1,221.2

15. Fair Value Measurements
     The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
U.S. government money market	$54.9	$54.9	$—	$—
Money market	37.7	37.7	—	—
Time deposits	28.1	28.1	—	—

	120.7	120.7	—	—

Crucible back-up trust assets	19.7	19.7	—	—
Foreign currency derivatives	1.5	—	1.5	—
Deferred compensation assets	2.4	2.4	—	—

	$144.3	$142.8	$1.5	$—

Liabilities
Deferred compensation liabilities	$4.7	$4.7	$—	$—
Foreign currency derivatives	1.7	—	1.7	—

	$6.4	$4.7	$1.7	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents:
U.S. government money market	$42.6	$42.6	$—	$—
Time deposits	28.6	28.6	—	—

	71.2	71.2	—	—

Crucible back-up trust assets	18.7	18.7	—	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	2.6	2.6	—	—

	$93.7	$92.5	$1.2	$—

Liabilities
Deferred compensation liabilities	$4.9	$4.9	$—	$—
Foreign currency derivatives	0.2	—	0.2	—

	$5.1	$4.9	$0.2	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 16, “Commitments and Contingencies – Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     As previously discussed in Note 2, upon the deconsolidation of GST, an investment was recorded for $236.9 million which represented the fair value of GST as of June 5, 2010. This amount exceeded the carrying amount of GST’s net assets resulting in a $54.1 million pre-tax gain, which was included in earnings for the second quarter of 2010. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at September 30, 2010 and December 31, 2009, except for the following:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Long-term debt	$134.3	$189.1	$130.4	$175.9
Notes payable to GST	227.2	234.5	—	—

	$361.5	$423.6	$130.4	$175.9

     The fair values for long-term debt are based on quoted market prices, so this would be considered a Level 1 computation. The Notes payable to GST computation would be considered Level 2 since it is based on rates available to the Company for debt with similar terms and maturities.
16. Commitments and Contingencies
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
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2010 and December 31, 2009, EnPro had accrued liabilities of $15.3 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
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
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $19.7 million at September 30, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated obligations of the trust until the final valuation date in 2015.
     On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust. As a result, the Company is no longer obligated to maintain the Back-Up Trust. As a result of the agreement, the assets of the Back-Up Trust, primarily a Guaranteed Investment Contract (“GIC”), will be distributed. Pursuant to the agreement, the Company will receive $17.4 million of the GIC and $2.3 million of the GIC will be placed into escrow in case of a shortfall in the Benefits Trust. In addition, the Company contributed $0.9 million directly to the Benefits Trust.
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
     Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
	(in millions)
Balance at beginning of year	$3.6	$2.4
Charges to expense	3.2	1.8
Settlements made (primarily payments)	(2.5)	(1.2)
Deconsolidation of GST	(0.4)	—

Balance at end of period	$3.9	$3.0

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
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. (GST LLC, Anchor and Garrison are sometimes collectively referred to as “GST.”) The filings were the initial step in a claims resolution process. See Note 2 for additional information about this process and its impact on the Company.
     As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos products liability lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court has issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order of the Bankruptcy Court.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover the full amounts of their alleged damages under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, plaintiffs may seek to recover damages from the trusts. The top-tier defendants funded 524(g) trusts which have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company previously believed that as billions of dollars of trust assets became available to claimants, GST LLC would be able to obtain significant reductions in the costs to defend and resolve claims. While 524(g) trusts have begun making substantial payments to the claimants, GST LLC has not experienced a reduction in the damages being sought from GST LLC. The distribution procedures of the 524(g) trusts do not permit GST LLC and other tort-system co-defendants to have access to claims made against the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts. GST LLC believes that the trust procedures enable claimants to “double dip”—that is, collect payments from GST LLC and other defendants in the tort system for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims has not declined as anticipated although 524(g) trusts have begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years have not declined consistent with declines in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over GST. Accordingly, under generally accepted accounting principles, the Company’s investment in GST was deconsolidated from its financial results beginning on the Petition Date. As a result, the Company’s financial results for the six months ended June 30, 2010, which include GST only through the Petition Date, may not be comparable to those of the prior year period.
     Much of the remaining portion of this section updates information about the Company’s subsidiaries’ asbestos claims management experience prior to the Petition Date.
     Claims Mix. Of the more than 90,000 open cases at the Petition Date, the Company is aware of approximately 5,600 (6.3%) that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by GST LLC in recent years have been paid in connection with mesothelioma claims.
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

     Insurance Coverage. At September 30, 2010, the Company had $175.5 million of insurance coverage that the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $16.9 million since the Petition Date. In addition, at the Petition Date, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $175.5 million of collectible insurance coverage and trust assets, the Company considers $172.0 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $175.5 million, $139.4 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims, subject to potential competing claims of other covered subsidiaries and their assignees.
     Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White, a recognized expert, to assist in estimating its subsidiaries’ liability for pending and future asbestos claims. Beginning in the fourth quarter of 2004, the Company has updated its estimate of the subsidiary liability regularly.
     For the year to date prior to the Petition Date, the Company recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In the first nine months of 2009, the Company recorded a pre-tax charge of $41.6 million to reflect cash outlays of $22.0 million for fees and expenses and a $19.6 million non-cash charge.
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

	As of and for the
	Period Ended
	June 4,	September 30,
	2010	2009
Cash Flow (dollars in millions)
Payments (1)	$(52.5)	$(86.6)
Insurance recoveries (2)	48.7	55.7

Net cash flow (outflow)	$(3.8)	$(30.9)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (3)	$156.3	$197.7
Insurance available for pending and future claims	36.1	55.0

Remaining solvent insurance and trust assets	$192.4	$252.7

(1)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(2)	Includes all recoveries from insurance received in the period. Additional insurance payments totaling $16.9 million have been received after the Petition Date and the proceeds are included in the cash balances of GST LLC.

(3)	Includes previous payments for which GST LLC is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements; these payments will become due over time as long as the insurance, which could also become subject to competing claims against other current and former Coltec affiliates, remains available.
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
     We cannot guarantee that actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2009, other important factors that could result in those differences include:

•	The value of pending and future asbestos claims against Garlock Sealing Technologies LLC (“GST LLC”) and risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving GST LLC, The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison”);

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials; and

•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt payments, employee benefit obligations and other matters.
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
Overview and Outlook
     Overview. EnPro was incorporated under the laws of the State of North Carolina on January 11, 2002. We design, develop, manufacture and market proprietary engineered industrial products. We have 48 primary manufacturing facilities located in the United States and 10 countries outside the United States.
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
     Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications and precision engineered components and lubrication systems for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
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
     On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to jointly as “GST” in this report. The filings were the initial step in a claims resolution process. The filings included operations in Palmyra, New York and Houston, Texas. It did not include EnPro Industries, Inc. or any other EnPro operating subsidiary.
     GST LLC now operates in the ordinary course under court protection from asbestos claims. All pending litigation against GST is stayed during the process. We address our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.
     The Company’s Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell the Quincy Compressor business to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy’s U.S.-based operations closed on March 1, 2010 and the sale of Quincy’s subsidiary in China closed during the second quarter of 2010. Accordingly, the Quincy Compressor business is presented as a discontinued operation in this Form 10-Q. Additional information regarding the sale of the Quincy Compressor business is included in Note 4 to our consolidated financial statements.
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
     In August and September 2009, we purchased USA Parts & Service, LLC, a privately-owned parts supplier for natural gas compressors located in Gillette, Wyoming, and Player & Cornish P.E.T. Limited, a privately-owned manufacturer of aftermarket components for compressors based in the United Kingdom. These businesses are managed as part of the Compressor Products International (“CPI”) division in the Engineered Products segment.
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
     In August 2010, we purchased CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc., all of which design and manufacture lubrication systems used in reciprocating compressors. These acquisitions support our strategy to develop a full range of technical products and services for the reciprocating compressor market and become a single source where compressor operators turn for maintenance and operational improvements to their equipment. CC Technology is based in Midland, Texas; Progressive Equipment and Premier Lubrication Systems are based in Houston, Texas. These businesses are managed as part of the CPI division in the Engineered Products segment.
     In September 2010, we purchased Hydrodyne, a designer and manufacturer of machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. The acquisition builds a stronger position in highly attractive and specialized sealing markets and brings strong relationships with well respected customers. Hydrodyne is based in Burbank, California and will be included in our Sealing Products segment.
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
     Outlook.
     We expect market conditions to remain generally favorable through the end of 2010. However, we are likely to experience some seasonal softness in certain markets as year-end approaches and a return to more normal levels of aftermarket demand at Fairbanks Morse, following the unusually high demand experienced in the third quarter. These conditions may impact our results in the fourth quarter. We will continue to pursue our strategic objectives, including acquisitions, that will add value to our company.

     Subject to our continued return to historical levels of profitability, and mix of domestic and foreign earnings, we expect that our effective tax rate in 2010 and for the foreseeable future will be less volatile than it was in 2009. However, certain non-recurring events, which can be difficult to predict, may cause our effective tax rate to be different than we expect. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions, which may cause our effective tax rate to fluctuate significantly on a quarterly basis. As we continue to make structural and organizational changes, we anticipate that our effective tax rate should generally be lower than historical rates, however, our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate.
     We anticipate that cash flows for the remainder of 2010 should benefit from the elimination of asbestos cash outflows due to the stay of all pending litigation against GST resulting from their Chapter 11 bankruptcy. However, this may be more than offset by cash outflows for acquisitions, higher capital expenditures and the elimination of GST’s operating cash flows as a result of their deconsolidation.
     Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate that we will be required to make cash contributions in 2010 totaling approximately $2.0 million. In 2011, we expect to significantly increase our contributions. Our current estimate of our 2011 contribution is approximately $20 million, a large portion of which, subject to U.S. Department of Labor approval, we intend to make by contributing a Guaranteed Investment Contract which we will receive from the Crucible Back-Up Trust as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Contingencies – Crucible Materials Corporation” below. Additional significant cash contributions may be required in 2012 and beyond; however, actual contributions will depend on pension asset returns, pension valuation assumptions, plan design and legislative actions. We estimate that the annual U.S. pension expense in 2010 will be $3.8 million less than in 2009, primarily due to the deconsolidation of GST and the resulting reduction in pension expense.
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

Results of Operations
     GST’s results, prior to their deconsolidation on June 5, 2010, are included in the Sealing Products segment.

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Sales
Sealing Products	$82.5	$99.9	$309.5	$295.1
Engineered Products	73.7	57.7	225.4	172.7
Engine Products and Services	38.5	32.0	139.4	113.1

	194.7	189.6	674.3	580.9
Intersegment sales	(0.2)	(0.2)	(0.8)	(1.1)

Total sales	$194.5	$189.4	$673.5	$579.8

Segment Profit
Sealing Products	$15.5	$15.1	$54.5	$42.1
Engineered Products	2.9	(2.1)	14.6	(14.7)
Engine Products and Services	8.8	5.7	31.5	20.9

Total segment profit	27.2	18.7	100.6	48.3

Corporate expenses	(8.6)	(5.2)	(24.3)	(20.1)
Asbestos-related expenses	—	(13.7)	(23.3)	(41.6)
Goodwill impairment	—	—	—	(113.1)
Gain on deconsolidation of GST	—	—	54.1	—
Interest expense, net	(9.2)	(2.7)	(16.6)	(8.7)
Other income (expense), net	(2.1)	0.1	(4.7)	18.4

Income (loss) from continuing operations before income taxes	7.3	(2.8)	85.8	(116.8)
Income tax benefit (expense)	(2.4)	3.8	(30.8)	12.5

Income (loss) from continuing operations	$4.9	$1.0	$55.0	$(104.3)

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
Third Quarter of 2010 Compared to the Third Quarter of 2009
     Sales of $194.5 million in the third quarter of 2010 increased 3% from $189.4 million in the comparable quarter of 2009. Sales in the third quarter of 2009 included GST sales; GST sales to third parties in the third quarter of 2010 of $46.1 million were not included as a result of the deconsolidation of GST and its subsidiaries effective on the Petition Date. The increase in sales was the result of stronger volumes in all of our segments. The volume increases resulted primarily from stronger automotive and industrial volumes at GGB, higher OEM and aftermarket truck and trailer volumes at Stemco, higher aftermarket sales at Fairbanks Morse Engine, and improved oil and gas, nuclear and rubber product activity at Garlock. The additional sales from the acquisitions completed since the third quarter of 2009 contributed three percentage points of the increase but were offset by the year-over-year decrease in the value of foreign currencies.

     Segment profit, management’s primary measure of how our operations perform, increased 45% from $18.7 million in the third quarter of 2009 to $27.2 million in 2010. Segment profit in the third quarter of 2009 reflected GST’s results; GST reported segment profit of an additional $8.7 million during the third quarter of 2010 that is not reflected in our segment profit as a result of the deconsolidation. Segment profit increased primarily due to higher volumes partially offset by cost increases in all segments. Segment margins, defined as segment profit divided by sales, improved from 9.9% in 2009 to 14.0% in 2010. The stronger results at GGB and Fairbanks Morse Engine were the primary cause for the increase in segment margins.
     Due to the deconsolidation of GST, asbestos-related expenses during the third quarter of 2010 decreased by $13.7 million compared to the third quarter of 2009.
     Net interest expense in the third quarter of 2010 was $9.2 million compared to $2.7 million during the same quarter in 2009. The increase in net interest expense was caused primarily by the deconsolidation of GST and the reflection of the associated interest expense on related-party short-term borrowings and related-party notes which had previously been eliminated in consolidation.
     We recorded an income tax expense of $2.4 million on pre-tax income from continuing operations of $7.3 million in the third quarter of 2010. During the third quarter of 2009, we recorded an income tax benefit of $3.8 million on a loss from continuing operations before income taxes of $2.8 million. The income tax expense in the third quarter of 2009 was significantly impacted by the jurisdictional mix of earnings and losses.
     Net income from continuing operations was $4.9 million, or $0.24 per share, in the third quarter of 2010 compared to net income from continuing operations of $1.0 million, or $0.05 per share, in the same quarter of 2009.
     Net income was $4.9 million, or $0.24 per share in the third quarter of 2010 compared to net income of $1.8 million, or $0.09 per share, in the same quarter of 2009. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $82.5 million in the third quarter of 2010 were 17% lower than the $99.9 million reported in the same quarter of 2009. The deconsolidation of GST was the principal factor in the decline; the year-over-year decrease in the value of foreign currencies accounted for two percentage points of the decrease. GST reported $46.1 million of third party sales in the third quarter of 2010. Organic increases of fifteen percentage points and acquisitions completed since the second quarter of 2009, which contributed three percentage points, partially offset the impact of the deconsolidation. The impact of the deconsolidation was partially offset by improved industrial markets and the inclusion of the results of Technetics during the third quarter of 2010. Stemco’s sales during the quarter increased primarily as a result of the higher volumes for its OEM and aftermarket business and the introduction of new brake products. Plastomer Technologies experienced sales increases during the third quarter of 2010 compared to the same quarter last year due to higher volumes in its semiconductor market.
     Segment profit of $15.5 million in the third quarter of 2010 increased 3% compared to the $15.1 million reported in the third quarter of 2009. The increase in profit at Garlock reflected the impact of higher volumes and the inclusion of Technetics, largely offset by the deconsolidation of GST and cost increases. Stemco reported an increase in profit primarily due to improvement in the heavy-duty vehicle markets and the resulting higher volume partially offset by cost increases. Price increases and higher volumes favorably impacted Plastomer Technologies’ results as they reported an increase in earnings compared to last year. Operating margins for the segment increased to 18.8% in the third quarter 2010 from 15.1% in the third quarter 2009 as a result of the earnings increases at these operations.
     Engineered Products. Sales of $73.7 million in the third quarter of 2010 were 28% higher than the $57.7 million reported in the third quarter of 2009. Acquisitions completed since the second quarter of 2009 favorably impacted revenue by five percentage points but their impact was more than offset by the year-over-year decrease in the value of foreign currencies, which reduced the sales increase by six percentage points. The remaining twenty-nine percentage points of the sales increase resulted from improved market conditions within the segment. Sales for GGB in the third quarter of 2010 were significantly higher than the amount reported in the comparable quarter of 2009 primarily due to increased volume in automotive and industrial markets. Sales for CPI in the third quarter of 2010 were higher due to the acquisitions.
     The segment profit in the third quarter of 2010 was $2.9 million, compared to the $2.1 million segment loss reported in the same quarter of 2009. GGB’s profitability improved in 2010 primarily due to higher volume in its automotive and industrial markets and the results of cost reduction efforts. Profits at CPI were lower in the third quarter of 2010 as a result of raw material and other cost increases. The 3.9% operating margin in the quarter for the segment reflected the segment’s return to profitability compared to a 3.6% segment loss in the third quarter of 2009 as GGB’s strong earnings improvement was partially offset by CPI’s weaker segment profit on higher sales.
     Engine Products and Services. Sales increased 20% from $32.0 million in the third quarter of 2009 to $38.5 million in the third quarter of 2010. The increase was primarily attributable to higher aftermarket sales. The higher aftermarket sales resulted from ongoing parts and service to support the U.S. Navy.
     The segment reported a profit of $8.8 million in the third quarter of 2010 compared to $5.7 million in the third quarter of 2009. The year-over-year improvement was a result of aftermarket volume increases. Operating margins for the segment increased to 22.9% in the third quarter of 2010 from 17.8% in the same quarter of 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Sales increased 16% from $579.8 million in 2009 to $673.5 million in the nine months ended September 30, 2010. The increase in sales was the result of stronger volumes in all of our segments and acquisitions, partially offset by the deconsolidation of GST. GST’s third party sales in the period from the Petition Date through September 30, 2010, were $59.9 million.
     Segment profit increased 108% from $48.3 million in 2009 to $100.6 million in 2010. Segment profit increased primarily due to higher volumes in all of our segments, cost reductions and lower restructuring charges at GGB and selected price increases, partially offset by the deconsolidation of GST. Segment margins improved from 8.3% in 2009 to 14.9% in 2010. The stronger results at all businesses, particularly GGB and Fairbanks Morse Engine were the primary reason for the increase.
     Asbestos-related expenses decreased by $18.3 million, primarily due to the deconsolidation of GST.
     We recorded goodwill impairment charges of $113.1 million in the first nine months of 2009. There were no goodwill impairment charges in the first nine months of 2010.

     We recorded a gain on the deconsolidation of GST of $54.1 million in the first nine months of 2010. The other income, net, recorded in the first nine months of 2009 resulted from a reassessment of a liability related to retiree medical benefits for former employees of a previously owned business. An actuarial analysis determined that our expected liability was significantly less than the amount previously accrued.
     Net interest expense during the first nine months of 2010 was $16.6 million compared to $8.7 million in 2009. The increase in net interest expense was caused primarily by the deconsolidation of GST and the associated interest expense on related-party notes which had previously been eliminated in consolidation.
     We recorded income tax expense of $30.8 million on pre-tax income from continuing operations before income taxes of $85.8 million in the first nine months of 2010. During the first nine months of 2009, we recorded an income tax benefit of $12.5 million on a loss from continuing operations before income taxes of $116.8 million. The income tax expense in the first nine months of 2009 was significantly impacted by the goodwill impairment charges and the jurisdictional mix of earnings.
     Net income from continuing operations was $55.0 million, or $2.68 per share, for the first nine months of 2010 compared to a net loss from continuing operations of $104.3 million, or $5.23 per share, in the same period last year. Net income was $149.1 million, or $7.25 per share, during the first nine months of 2010 compared to a net loss of $100.7 million, or $5.05 per share, in the same period last year.
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
     Cash Flows
     Operating activities from continuing operations generated cash in the amount of $19.1 million in the first nine months of 2010 compared to $24.7 million of cash generated in the same period last year. The decreased operating cash flow was primarily attributable to the tax payment resulting from the gain on the sale of Quincy, which more than offset significant improvements in cash generated by operations.
     Investing activities from continuing operations generated $120.1 million of cash during the first nine months of 2010, primarily due to the divestiture of Quincy Compressor, partially offset by the deconsolidation of GST effective on the Petition Date. We used $17.7 million in investing activities during the same period in 2009. We received gross proceeds of $189.4 million from the divestiture of Quincy Compressor during the first nine months of 2010 and there were no divestitures in the comparable period of 2009. We made net payments of $25.5 million to complete acquisitions in the first nine months of 2010 compared to $6.2 million during the same period of 2009. Capital expenditures were $2.2 million less in the first nine months of 2010 than during the same period of 2009.
     Financing activities from continuing operations in the first nine months of 2010 included repayment of $6.1 million of related-party debt which was previously eliminated in consolidation prior to the deconsolidation of GST. In the comparable period of 2009, we retired $9.6 million in industrial revenue bonds.
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
     Until June 8, 2010, the maximum amount available for borrowings under the facility was $75 million. Just prior to the Petition Date, we amended the facility to accommodate GST ‘s debtor-in-possession loan agreement which was entered into on June 8, 2010. The amendment reduced the maximum amount available under the facility to $60 million. Under certain conditions, we may request that the facility be increased by up to $25 million, to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at September 30, 2010 under our senior secured revolving credit facility was $55.9 million after giving consideration to $4.1 million of letters of credit outstanding.
     We are exploring alternatives to replace the senior secured revolving credit facility and expect to do so prior to its April 21, 2011 maturity date.
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
     GST LLC and its subsidiaries operated within EnPro’s Sealing Products segment prior to its deconsolidation effective on the Petition Date. GST designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints. GST has seven primary manufacturing facilities located in the United States and three countries outside the United States.
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
     GST’s financial results are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, generally accepted accounting principles require that an entity whose financial statements were previously consolidated with those of its parent (as GST’s and Garrison’s were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. The cost method requires us to present the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST in our results of operations during the reorganization period. This investment of $236.9 million as of September 30, 2010 is subject to periodic reviews for recoverability. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to the condensed consolidated financial statements for GST’s condensed financial information at and for the periods ended September 30, 2010.
     Through June 4, 2010, GST’s results are included in our segment results under the Sealing Products segment (see Note 14 to the consolidated financial statements). GST’s pre-bankruptcy revenues of $84.3 million and segment profit of $14.0 million are included in our consolidated financial results for the nine-month period ended September 30, 2010.
     As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Information about this analysis is contained in Note 15 to our consolidated financial statements. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST. The fair value of GST (net of taxes on the gain on deconsolidation) was recorded at $236.9 million, GST will be presented using the cost method during the reorganization period and the value is subject to periodic reviews for impairment.
     GST’s third party sales and operating income from the date of deconsolidation through September 30, 2010 were $59.9 million and $10.6 million, respectively.

     In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10,000,000 debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The actual borrowing availability at September 30, 2010 under the facility was $6.7 million after giving consideration to $3.3 million of letters of credit outstanding. We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe that they can continue to fund their and their subsidiaries operating activities and meet their debt and capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future profits, cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 2 to the consolidated financial statements for additional information about GST LLC’s and Garrison’s Chapter 11 bankruptcy proceeding.
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
     As of September 30, 2010 and December 31, 2009, EnPro had accrued liabilities of $15.3 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies.

See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
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
     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which is engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009. See Note 16 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s period of ownership of Crucible.
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
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $19.7 million at September 30, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015.
     On July 27, 2010, we received court approval of a settlement agreement with the trustees of the Benefits Trust. As a result, we are no longer obligated to maintain the Back-Up Trust. As a result, the assets in the Back-Up Trust, primarily a Guaranteed Investment Contract (“GIC”), will be released. Pursuant to the agreement, we will receive $17.4 million of the GIC and $2.3 million of the GIC will be placed into escrow in case of a shortfall in the Benefits Trust. In addition, we contributed $0.9 million directly to the Benefits Trust.
     Subsidiary Bankruptcy
     Three of our subsidiaries have filed voluntary Chapter 11 bankruptcy petitions as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos” below and Notes 2 and 16 to our consolidated financial statements. This process presents a number of risks and uncertainties.
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
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. See above under the heading “Subsidiary Bankruptcy” and Notes 2 and 16 to our consolidated financial statements for more information about this bankruptcy filing and its impact.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses.
     Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover the full amounts of their alleged damages under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, plaintiffs may seek to recover damages from the trusts. The top-tier defendants funded 524(g) trusts which have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We previously believed that as billions of dollars of trust assets became available to claimants, GST LLC would be able to obtain significant reductions in the costs to defend and resolve claims. While 524(g) trusts have begun making substantial payments to the claimants, GST LLC has not experienced a reduction in the damages being sought from GST LLC. The distribution procedures of the 524(g) trusts do not permit GST LLC and other tort-system co-defendants to have access to claims made to the trusts or the accompanying evidence of exposure to the asbestos-containing products addressed by such trusts. GST LLC believes that the trust procedures enable claimants to “double dip”— that is, collect payments from GST LLC and other defendants in the tort system for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims has not declined as anticipated although 524(g) trusts have begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years have not declined consistent with declines in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over GST. Accordingly, under generally accepted accounting principles, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the nine months ended September 30, 2010, which include the results from GST only through the Petition Date, may not be comparable to those of the prior year period.
     Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 16 to our consolidated financial statements for additional information about claims mix, product defenses, recent trial results and appeals.
     Insurance Coverage. At September 30, 2010, we had $175.5 million of insurance coverage that we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $16.9 million since the Petition Date. In addition, at the Petition Date, we had classified $4.2 million of otherwise available insurance as insolvent. See Note 16 to our consolidated financial statements for additional information about the quality of these insurance and trust assets.
     Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, we authorized counsel to retain Bates White, a recognized expert, to assist in estimating our subsidiaries’ liability for pending and future asbestos claims. Beginning in the fourth quarter of 2004, we have updated our estimate of the subsidiary liability regularly.
     For the year to date prior to the Petition Date, we recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In the first nine months of 2009, we recorded a pre-tax charge of $41.6 million to reflect cash outlays of $22.0 million for fees and expenses and a $19.6 million non-cash charge.
     Quantitative Claims and Insurance Information. Our recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, we had remaining insurance and trust coverage of $192.4 million, which we believe will be available for the payment of asbestos-related claims. Included is $156.3 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of our insurance policies, subject to potential competing claims of other covered subsidiaries, and have been billed to the insurance carriers. See Note 16 to our consolidated financial statements for a table that quantitatively depicts the asbestos-related cash flows and the amount that we expect to be available from insurance and Note 2 to our consolidated financial statements for condensed combined financial data of GST LLC and Garrison).
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
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2010:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy euro/sell USD	$34.9	Oct 2010 — May 2012	1.225 to 1.501 USD/euro
Sell British pound/buy euro	22.9	Oct 2010 — Dec 2010	0.865 to 0.886 pound/euro
Buy USD/sell euro	17.9	Oct 2010 — Sept 2011	1.218 to 1.499 USD/euro
Sell British pound/buy Australian dollar	16.6	Oct 2010	1.631 Australian dollar/pound
Sell USD/buy Canadian dollar	4.2	Oct 2010 — Sept 2011	1.018 to 1.049 Canadian dollar/USD
Buy USD/sell Canadian dollar	4.2	Oct 2010 — Sept 2011	1.018 to 1.049 Canadian dollar/USD
Sell USD/buy Australian dollar	3.0	Oct 2010 — Sept 2011	0.793 to 0.902 USD/Australian dollar
Buy USD/sell Australian dollar	3.0	Oct 2010 — Sept 2011	0.793 to 0.902 USD/Australian dollar
Sell Mexican peso/buy USD	1.8	Oct 2010 — Sept 2011	12.820 to 13.420 peso/USD
Buy Mexican peso/sell USD	1.8	Oct 2010 — Sept 2011	12.820 to 13.420 peso/USD
Buy British pound/sell euro	1.4	Oct 2010 — Sept 2011	0.814 to 0.902 pound/euro
Buy Mexican peso/sell British pound	1.1	Oct 2010	19.777 peso/pound

	112.8

Option Contracts
Buy Brazilian real/sell USD	14.1	Nov 2010 — Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	11.4	Nov 2010 — Nov 2011	1.980 to 2.390 real/USD

	25.5

	$138.3

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     A description of environmental, asbestos and other legal matters is included in Note 16 to the Consolidated Financial Statements included in this report and a description of the bankruptcy proceedings of the Filers is included in Note 2 to the Consolidated Financial Statements included in this report, each of which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2010.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total Number		Shares (or Units)	Approximate Dollar Value) of
	of Shares	(b) Average	Purchased as Part of	Shares (or Units) That May
	(or Units)	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Purchased (1)	Share (or Unit) (1)	Plans or Programs	Plans or Programs
July 1 — July 31, 2010	—	—	—	—

August 1 — August 31, 2010	—	—	—	—

September 1 — September 30, 2010	599	$31.28	—	—

Total	599	$31.28	—	—

(1)	A total of 599 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $31.28 per share, the closing price of our common stock on September 30, 2010. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of November, 2010.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith