Form 10-K
period 2010-12-31
ENPRO INDUSTRIES, INC
filed 2011-03-15
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2010

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐                      No ☑
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was $563,695,249. As of March 7, 2011, there were 20,674,141 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
     We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. We have 48 primary manufacturing facilities located in the United States and 9 other countries. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
     Our sales by geographic region in 2010, 2009 and 2008 were as follows:

	2010	2009	2008
		(in millions)
United States	$453.7	$421.0	$474.2
Europe	251.0	224.7	329.3
Other	160.3	157.3	190.3

Total	$865.0	$803.0	$993.8

     On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “— Contingencies, Subsidiary Bankruptcy” and “— Contingencies, Asbestos,” and Notes 2 and 19 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the year ended December 31, 2010 of $108.1 million in the United States, $17.0 million in Europe, and $73.2 million in other countries.
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
Acquisitions and Dispositions
     In January 2011, we acquired the assets of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business will become part of Stemco, which is in the Sealing Products segment. Brake shoes are the third product line added by Stemco since the third quarter of 2009. Rome Tool & Die’s headquarters and manufacturing facility are located in Rome, Georgia.
     In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products which ensure the safe flow of fluids through pipeline transmission and distribution systems, worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. It operates facilities in the United States, Germany and the United Kingdom, and will be included in EnPro’s Garlock group of companies in the Sealing Products segment. PSI employs about 200 people with primary manufacturing locations in Houston, Texas; St. Neots, United Kingdom; and Nehren and Furth, Germany. The PSI business has additional locations in Dubai, and Kuala Lumpur, Malaysia.
     In February 2011, we acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business has locations in Calgary, Edmonton and Grand Prairie, Alberta, and will be part of our Engineered Products segment.
     These acquisitions were paid for with approximately $152 million in cash. The purchase price allocations are still subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements.
     In August 2010, we acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are included in the Engineered Products segment.
     In September 2010, we acquired Hydrodyne, which designs and manufactures machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is included in the Sealing Products segment.
     The acquisitions completed during 2010 were not material to our consolidated financial position or results of operations, therefore, pro forma financial information and additional disclosures are not presented.

     In December 2009, we signed a definitive agreement to sell our Quincy Compressor business to Atlas Copco. The transaction closed in the first half of 2010. Accordingly, Quincy Compressor is presented as a discontinued operation throughout this Form 10-K and is not described herein. Quincy Compressor was included in the Engineered Products segment. Additional information regarding the sale of Quincy Compressor is included in Note 3 in our Consolidated Financial Statements.
     In February 2009, we purchased PTM (UK) Limited, a privately-owned manufacturer and distributor of sealing products with two locations in the United Kingdom. The acquisition of PTM continued the expansion of Garlock Sealing Technologies’ presence in the U.K., increasing the scale of the U.K. sealing products business and the ability to address new market segments. PTM is included in the Sealing Products segment.
     In August and September 2009, we purchased USA Parts & Service, LLC, a privately-owned parts supplier for natural gas compressors located in Gillette, Wyoming, and Player & Cornish P.E.T. Limited, a privately-owned manufacturer of aftermarket components for compressors based in the United Kingdom. These businesses are managed as part of Compressor Products International in the Engineered Products segment.
     In December 2009, we purchased Technetics Corporation, a leading manufacturer of abradable seals, brush seals and acoustic products for turbines used in aerospace and power generation applications. Technetics is located in Deland, Florida. The acquisition of Technetics provides Garlock Sealing Technologies with a unique line of metal sealing products expected to accelerate expansion in aerospace markets and broaden the line of products offered for land-based turbines. Technetics is included in the Sealing Products segment.
Operations
     We manage our business as three segments: a Sealing Products segment, which includes our sealing products, heavy-duty wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an Engineered Products segment, which includes our bearings, aluminum blocks for hydraulic applications, and reciprocating compressor components; and, an Engine Products and Services segment, which manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations,” and Note 18 to our Consolidated Financial Statements. Item 7 and Note 18 contain information about sales and profits for each segment, and Note 18 contains information about each segment’s assets.
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

     Garlock Sealing Technologies LLC (“GST LLC”), which together with its subsidiaries previously accounted for approximately 38% of the revenues of the Sealing Products segment during the year ended December 31, 2009, and from January 1, 2010 through June 4, 2010, was one of three company subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on the Petition Date. GST LLC is one of the businesses within our broader Garlock group. GST LLC and its subsidiaries operate five facilities, including facilities in Palmyra, New York and Houston, Texas. Because GST LLC and its subsidiaries remain wholly-owned indirect subsidiaries of ours, we have continued to include their products, customers, competition, and raw materials in this segment discussion.
     Products. Our Sealing Products segment includes the product lines described below, which are designed, manufactured and sold by our Garlock, Stemco, and Plastomer Technologies operations.
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
     Resilient metal seals provide extremely tight sealing performance for highly demanding applications such as nuclear power generation, aerospace, semiconductor fabrication facilities, specific chemical processing applications and race car engines. Branded products for these markets include Helicoflex®, Ultraflex® and Feltmetal®.
     Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS™, Flowlok™ and PGE™.
     Our GRT rubber products business manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Viblon™, Techflex™ and HeatKing™ brand names.
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

     Plastomer Technologies manufactures specialty tapes, formed products, sheets, and shapes made principally from PTFE. These PTFE products provide highly specialized and engineered solutions to our customers in the aircraft, fluid handling and semiconductor industries, and are sold under the Plastolon®, Texolon™ and Amicon™ brand names.
     Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 44% of sales delivered to customers outside the United States in 2010. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet, Applied Materials, Carlisle Interconnect Technologies and Plastics International. In 2010, no single customer accounted for more than 2% of segment revenues.
     Competition. Competition in the sealing markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Freudenberg-NOK, Federal-Mogul Corporation, Saint-Gobain, Industrial Plastics & Machine and Piper Plastics, Inc.
     Raw Materials and Components. Our Sealing Products segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components, and various fibers and resins. We believe all of these raw materials and components are readily available from various suppliers.
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
     GGB produces self-lubricating, non-rolling, metal polymer, solid polymer, and filament wound bearing products. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and general industrial markets. We have over 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS™, HX™, EP™, SY™ and GAR-MAX™ names.

     Compressor Products International designs, manufactures and services components for reciprocating compressors and engines. These components, which include, for example, packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and components, are primarily utilized in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Mentor™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™, Liard™, Pro Flo™, Neomag™, CVP™, XDC™, POPR™ and Protecting Compressor World Wide™. Compressor Products International also designs and manufactures the Gar-Seal® family of PTFE lined butterfly valves.
     Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. Compressor Products International sells its products globally through a network of company salespersons, independent sales representatives, and distributors. In 2010, no single customer accounted for more than 3% of segment revenues.
     Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Saint-Gobain’s Norglide division, and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery and price. Compressor Products International competes against other component manufacturers, such as Cook Compression, Hoerbiger Corporation, Graco and numerous smaller component manufacturers worldwide. Price, availability, product quality, engineering support and reliability are the primary competitive drivers in the markets served by Compressor Products International.
     Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers. Compressor Products International’s major raw material purchases include PTFE, PEEK, compound additives, cast iron, bronze, steel, and stainless steel bar stock. We believe that all of these raw materials and components are readily available from various suppliers.
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

     Customers. Our Engine Products and Services segment sells its products to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., and Exelon. In 2010, the largest customer accounted for approximately 18% of segment revenues.
     Competition. Major competitors for our Engine Products and Services segment include MTU, Caterpillar Inc., and Wartsila Corporation. Price, delivery time, engineering and service support, and engine efficiency relating to fuel consumption and emissions drive competition.
     Raw Materials and Components. Our Engine Products and Services segment purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining into engines. In addition, we buy a considerable amount of precision-machined engine components. We believe that all of these raw materials and components are readily available from various suppliers, but may be subject to long and variable lead times.
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
     We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of truck and trailer fleet information systems, and the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics.
Backlog
     At December 31, 2010, we had a backlog of orders valued at $352.0 million compared with $228.3 million at December 31, 2009. Approximately 46% of the backlog, almost exclusively at Fairbanks Morse Engine, is expected to be filled beyond 2011. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
Quality Assurance
     We believe that product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machinery. In addition, we perform quality control tests on parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.

     As of December 31, 2010, over 30 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Thirteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures, and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
     We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use that is not patented. We do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license or group of related patents, patent rights, trademarks, trade secrets or licenses.
     In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel and its subsidiaries for the four-stroke reciprocating engine it produces, which licenses generally expire and are terminated on the date five years after a party gives notice of termination. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are all long-term and subject to renewal, it is possible that we may not successfully renegotiate these licenses or that they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
     We currently have approximately 3,600 employees worldwide in our continuing operations. Approximately 1,800 employees are located within the U.S., and approximately 1,800 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 19% of our U.S. employees are members of trade unions covered by two collective bargaining agreements with contract termination dates in August 2011 to December 2014. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 1,000 additional employees worldwide.

ITEM 1A.	RISK FACTORS
     In addition to the risks stated elsewhere in this annual report, set forth below are certain risk factors that we believe are material. If any of these risks occur, our business, financial condition, results of operations, cash flows and reputation could be harmed. You should also consider these risk factors when you read “forward-looking statements” elsewhere in this report. You can identify forward-looking statements by terms such as “may,” “hope,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” ”potential” or “continue,” the negative of those terms or other comparable terms. Those forward-looking statements are only predictions and can be adversely affected if any of these risks occur.

Risks Related to Our Business
Certain of our subsidiaries filed petitions to resolve asbestos litigation.
     The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, which contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers has been actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte to address these claims. These subsidiaries have been deconsolidated from our financial statements since the Petition Date. The amount that will be necessary to fully and finally resolve the asbestos liabilities of these companies is uncertain. Several risks and uncertainties result from these filings that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:
•	the value of the deconsolidated subsidiaries reflected in our financial statements;
•	the uncertainty of the number and per claim value of pending and potential future asbestos claims;
•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;
•	the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs;
•	the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings.
     For a further discussion of the filings and our asbestos exposure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook,” “— Contingencies — Asbestos” and “— Contingencies — Subsidiary Bankruptcy,” and Notes 2 and 19 to our Consolidated Financial Statements, included in this report.
Our business and some of the markets we serve are cyclical and distressed market conditions could have a material adverse effect on our business.
     The markets in which we sell our products, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales, gross margins and net income. The recent recession affected our results of operations. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face intense competition that could have a material adverse effect on our business.
     We encounter intense competition in almost all areas of our businesses. Customers for many of our products are attempting to reduce the number of vendors from which they purchase in order to reduce inventories. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products may also experience transformation from unique branded products to undifferentiated price sensitive products. This product commoditization may be accelerated by low cost foreign competition. Changes in the replacement cycle of certain of our products, including because of improved product quality or improved maintenance, may affect aftermarket demand for such products. Initiatives designed to distinguish our products through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
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
Increased costs for raw materials, the termination of existing supply agreements or disruptions of our supply chain could have a material adverse effect on our business.
     The prices for some of the raw materials we purchase increased in 2010. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
We have exposure to some contingent liabilities relating to discontinued operations, which could have a material adverse effect on our financial condition, results of operations or cash flows in any fiscal period.
     We have contingent liabilities related to discontinued operations of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.
     Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary damages. For example, we could potentially be subject to the liabilities related to the firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central

Moloney, another former Coltec operation. Coltec has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with Coltec’s periods of ownership of those operations.
     We have insurance, reserves, and funds held in trust to address these liabilities. However, if our insurance coverage is depleted, our reserves are not adequate, or the funds held in trust are insufficient, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.
     Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2010, we derived approximately 48% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:
•	unfavorable fluctuations in foreign currency exchange rates;
•	adverse changes in foreign tax, legal and regulatory requirements;
•	difficulty in protecting intellectual property;
•	trade protection measures and import or export licensing requirements;
•	cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;
•	differing labor regulations;
•	political and economic instability; and
•	acts of hostility, terror or war.
Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Violations of the

FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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
We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.
     Since the beginning of 2010, we have completed six acquisitions. We expect to continue to make acquisitions in the future. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and unforeseen business interruptions.
     Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to increase. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses as needed. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics, information system failures and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
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
     Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:
•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
Various provisions and laws could delay or prevent a change of control.
     The anti-takeover provisions of our articles of incorporation and bylaws, our shareholder rights plan and provisions of North Carolina law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our articles of incorporation and bylaws, among other things:
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
     Our shareholder rights plan also makes an acquisition of a controlling interest in EnPro in a transaction not approved by our board of directors more difficult.
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
     We have a $60 million senior secured revolving credit facility that imposes limitations on our operations, such as limitations on distributions, limitations on incurrence and repayment of indebtedness, and maintenance of a fixed charge coverage financial ratio if average monthly availability is less than $15 million. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to repurchase our convertible debentures at the option of the holder or upon a change of control or to pay the cash payable upon a conversion.
     Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. In addition, upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. However, we may not have enough available cash or be able to obtain financing at the time we are required to settle converted debentures or make repurchases of tendered debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $60 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of interest on the debentures if a default or event of default exists under the facility. Our senior secured credit facility also prohibits prepayments of the debentures or distributions from our subsidiaries to us to make principal payments or payments upon conversion of the debentures if a default or event of default exists under the facility or the amount of the borrowing base under the facility, less the amount of outstanding borrowings under the facility and letters of credit and reserves, is less than $20 million. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.

Derivative transactions may expose us to unexpected risk and potential losses.
     We are party to certain derivative transactions, such as foreign exchange contracts and call options (hedge and warrant transactions) with respect to our convertible debentures, with financial institutions to hedge against certain financial risks. In light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience losses material to our results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2.	PROPERTIES
     We are headquartered in Charlotte, North Carolina and have 48 primary manufacturing facilities in 10 states within the U.S. and 9 countries outside of the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

		Owned/	Size
Location	Segment	Leased	(Square Feet)
U.S.
Palmyra, New York*	Sealing Products	Owned	568,000
Longview, Texas	Sealing Products	Owned	219,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and
	Services	Owned	433,000

Foreign
Mexico City, Mexico*	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.
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
     Descriptions of environmental, asbestos and legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies” and in Note 19 to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.

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

ITEM 4.	[REMOVED AND RESERVED]
EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	50	President, Chief Executive Officer and Director

William Dries	59	Senior Vice President and Chief Financial Officer

Richard L. Magee	53	Senior Vice President, General Counsel and Secretary

Alexander W. Pease	39	Senior Vice President

J. Milton Childress II	53	Vice President, Strategic Planning and Business Development

Robert P. McKinney	47	Vice President, Human Resources

Robert S. McLean	46	Vice President, Legal

Orville G. Lunking	55	Vice President and Treasurer

Donald G. Pomeroy II	43	Vice President and Controller
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

     William Dries is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2002. He served as a consultant to Goodrich Corporation from September 2001 through December 2001 and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Dries was employed by United Dominion Industries, Inc. He was Senior Vice President and Chief Financial Officer of United Dominion from December 1999 until May 2001, having previously served as Senior Vice President — Finance, Vice President and Controller. Mr. Dries, a certified public accountant, was with Ernst & Young LLP in New York prior to joining United Dominion in 1985. Mr. Dries is a director of Polypore International, Inc. Mr. Dries has announced that he will retire on his sixtieth birthday in September 2011.
     Alexander W. Pease has been elected as a Senior Vice President and will join the Company on February 28, 2011 in that capacity. We intend that Mr. Pease will later succeed Mr. Dries as Chief Financial Officer in connection with Mr. Dries’ retirement from that position following the 2011 annual meeting of shareholders. Prior to agreeing to join the Company, Mr. Pease was a principal with McKinsey and Company in its Charlotte, North Carolina office and has been with McKinsey since 2000, with a two-year break in 2002-2004, when he attended business school at the Tuck School of Business at Dartmouth College. Prior to joining McKinsey, Mr. Pease spent six years in the United States Navy as a SEAL Team leader.
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
     Robert P. McKinney is currently Vice President, Human Resources and has held this position since April 2008, after having previously served as Deputy General Counsel from May 2002 to April 2008. Prior to joining EnPro, Mr. McKinney was General Counsel at Tredegar Corporation and Assistant General Counsel with The Pittston Company, both in Richmond, Virginia. From 1990 to 1999, Mr. McKinney was employed by United Dominion Industries, Inc. in Charlotte, North Carolina, as Corporate Counsel and subsequently Assistant General Counsel. Prior to joining United Dominion, he was an associate with the Charlotte, North Carolina law firm of Smith Helms Mulliss & Moore (now a part of McGuireWoods, LLP).

     Robert S. McLean is currently Vice President, Legal, and has held this position since April 2010. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995 and where he chaired the firm’s corporate practice department. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the law firm King & Spalding and the Charlotte office of the law firm Smith, Helms, Mullis & Moore (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).
     Donald G. Pomeroy II is currently Vice President and Controller. He was appointed to this position in February 2011. Between February 2010 and February 2011, Mr. Pomeroy served as Vice President and Chief Financial Officer of GST LLC. Mr. Pomeroy served as Vice President with responsibility for pricing strategies on the Company’s Continuous Improvement Team from November 2008 to February 2010. Mr. Pomeroy served as the Company’s Vice President and Controller between September 2007 and November 2008 after previously serving in this capacity from May 2002 to August 2004. Mr. Pomeroy served as the Vice President, Finance and Information Technology for Garlock from August 2004 until August 2007. He was previously Vice President, Finance and Information Technology at Stemco and Controller — International Operations at Garlock. Prior to joining Garlock, Mr. Pomeroy was with Coopers & Lybrand LLP. As noted in Item 1, “Business,” and Item 1A, “Risk Factors,” on June 5, 2010, GST LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
     As of March 1, 2011, there were 4,883 holders of record of our common stock. The price range of our common stock from January 1, 2009 through December 31, 2010 is listed below by quarter:

	Low	High
	Sale Price	Sale Price
Fiscal 2010:
Fourth Quarter	$30.29	$42.00
Third Quarter	26.64	32.60
Second Quarter	27.99	35.11
First Quarter	23.64	29.80

Fiscal 2009:
Fourth Quarter	$20.93	$27.11
Third Quarter	15.50	24.50
Second Quarter	15.21	20.98
First Quarter	13.36	24.14
     We did not declare any cash dividends to our shareholders during 2010. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”

     The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2010.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part of	Units) that May Yet Be
	(a) Total Number	(b) Average Price	Publicly Announced	Purchased Under the
	of Shares (or	Paid per Share	Plans or Programs	Plans or Programs
Period	Units) Purchased	(or Unit)	(1)	(1)
October 1 — October 31, 2010	—	—	—	—

November 1 — November 30, 2010	—	—	—	—

December 1 — December 31, 2010	451 (1)	$41.56 (1)	—	—

Total	451 (1)	$41.56 (1)	—	—

(1)	A total of 451 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $41.56 per share, the closing price of our common stock on December 31, 2010. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
     Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers (the “New Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., Clarcor, Inc., Circor International, Inc., Kaydon Corporation and Robbins & Myers, Inc. This group of peer companies differs from those used in the graph presented in our 2009 annual report: Flowserve Corporation, Robbins & Myers, Inc., Gardner Denver, Inc., Circor International, Inc., IDEX Corporation and The Gormann-Rupp Company (the “Former Peer Group”). Following changes in our business, including our sale of our Quincy Compressor business in 2010, and changes in the size and/or businesses of certain companies included in the Former Peer Group, we believed that the New Peer Group was a more representative collection of peer issuers, based on size and markets served. For comparative purposes, the graph also includes a line for returns of the Former Peer Group.
     Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2005 and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2005 and continuing through December 31, 2010. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
AMONG ENPRO INDUSTRIES, INC., THE RUSSELL 2000 INDEX,
AN OLD PEER GROUP AND A NEW PEER GROUP

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
     The following historical consolidated financial information as of and for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010*	2009	2008	2007	2006
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$865.0	$803.0	$993.8	$873.8	$770.2
Income (loss) from continuing operations	$61.3	$(143.6)	$32.8	$17.2	$(178.3)

Balance Sheet Data:
Total assets	$1,148.3	$1,221.2	$1,333.8	$1,449.8	$1,384.3
Long-term debt (including current portion)	$135.8	$130.4	$134.5	$133.3	$128.9
Notes payable to GST	$227.2	$—	$—	$—	$—

Per Common Share Data — Diluted:
Income (loss) from continuing operations	$2.96	$(7.19)	$1.56	$0.77	$(8.54)

*	Results of the deconsolidated entities since the Petition Date are not included. See Note 2 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Outlook
     Overview. We design, develop, manufacture and market proprietary engineered industrial products. We have 48 primary manufacturing facilities located in the United States and 9 countries outside the United States.
     We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and an Engine Products and Services segment.
     Our Sealing Products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as heavy-duty wheel-end components, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding,

e.g., where extreme temperatures, extreme pressures, corrosive environments and/or worn equipment make sealing difficult.
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
     The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section.
     On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison Litigation Management Group, Ltd. (“Garrison”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to collectively as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group. GST LLC and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc., or any other EnPro Industries, Inc. operating subsidiary.
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
     The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent as GST’s and its subsidiaries’ were with ours generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2010, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to the Consolidated Financial Statements in this Form 10-K for the condensed financial information of GST and subsidiaries as of and for periods ended December 31, 2010.

     Our Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell Quincy Compressor to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy Compressor’s U.S.-based operations closed on March 1, 2010, and the sale of Quincy Compressor’s subsidiary in China closed during the second quarter of 2010. Accordingly, Quincy Compressor is presented as a discontinued operation throughout this Form 10-K. Additional information regarding the sale of Quincy Compressor is included in Note 3 in our Consolidated Financial Statements.
     During 2010 and 2009, we completed a number of acquisitions. Please refer to “Acquisitions and Dispositions” in Item 1 — Business for additional discussion regarding these transactions.
     During the first quarter of 2009, we concluded events had occurred and circumstances had changed which required us to perform an interim period goodwill impairment test for all of our reporting units, including GGB in the Engineered Products segment and Plastomer Technologies in the Sealing Products segment, both of which had experienced reduced volumes as a result of deterioration in the global economic environment. We performed a preliminary analysis and determined it was necessary to conduct an impairment test for GGB and Plastomer Technologies.
     During the second quarter of 2009, we conducted an analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. To estimate the fair value, we used both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we used was based on our weighted average cost of capital. For the market approach, we chose a group of 26 companies that we believed to be representative of our diversified industrial and automotive peers. Based on the results of the test, we determined that the fair values of GGB and Plastomer Technologies were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for both GGB and Plastomer Technologies. As a result, in the second quarter of 2009, we recognized an impairment charge of $113.1 million before tax, which represented all of the remaining goodwill in these reporting units.
     During the analysis, we also tested the fair value of our other reporting units and determined there was no goodwill impairment for the other reporting units. We completed our required annual impairment test of goodwill for our reporting units as of October 1, 2009, and the results did not indicate impairment of the remaining goodwill. Based on the results of the test, we determined the fair value of one of the reporting units exceeded its carrying value by approximately 60% and the other reporting units having goodwill balances had fair values in excess of their carrying values by over 100%.
     Outlook
     The condition of our markets and the programs that improved our results in 2010 should continue to benefit us in 2011. The deconsolidation of GST and subsidiaries, which began in June 2010 on the Petition Date, will affect year-over-year comparisons, but we expect our Sealing Products and Engineered Products segments to benefit from stronger markets and increased volumes, as should GST. In our Engine Products and Services segment, we expect sales and engine shipments will be similar to 2010, but profits are likely to be slightly lower because of a less attractive mix and higher research and development spending. Because the current engine shipment schedule places half of the 2011 engine sales in the first quarter and half in the third quarter, sales in those quarters should be substantially higher than in the second and fourth quarters; however, we caution that engine shipment schedules sometimes change at the request of a customer. Our market-driven growth in 2011 will be complemented by the acquisitions we completed in 2010 and so far this year. These acquisitions expand our presence in attractive markets and, together with growth in our markets, should offset a significant portion of the effect of GST’s deconsolidation. We expect acquired businesses will be modestly accretive to 2011 earnings, and we expect their value will increase as we integrate them into our continuous improvement programs.
     Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the mix of domestic and foreign earnings, we anticipate our effective tax rate in 2011 will be slightly less than the U.S. statutory rate of 35%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate.
     We anticipate that cash flows in 2011 should benefit from the elimination of asbestos cash outflows due to the stay of all pending litigation against GST resulting from the Chapter 11 bankruptcy cases. However, this may be more than offset by cash outflows for acquisitions, higher capital expenditures, and the elimination of GST’s operating cash flows as a result of the deconsolidation of GST and subsidiaries.
     Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate we will be required to make contributions to the U.S. defined benefit plans in 2011 totaling approximately $18.0 million. We may be able to make a portion of the required 2011 contribution by contributing a guaranteed investment contract, or the proceeds from liquidating this contract, which we received from the Crucible Back-Up Trust as discussed in Note 19 to our Consolidated Financial Statements. However, there can be no assurance as to the approval of this contribution by the U.S. Department of Labor or the timing of any approval. Additional significant cash contributions are likely to be required in 2012 and beyond; however, actual contributions will depend on pension asset returns, pension valuation assumptions, plan design and legislative actions. We estimate the annual U.S. pension expense in 2011 will be $1.6 million less than in 2010, primarily due to the deconsolidation of GST for a full year.
     In connection with our growth strategy, we will continue to evaluate acquisitions in 2011; however, the impact of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
     We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Sales
Sealing Products	$397.6	$399.4	$503.5
Engineered Products	302.5	238.3	350.0
Engine Products and Services	166.0	166.7	142.1

	866.1	804.4	995.6
Intersegment sales	(1.1)	(1.4)	(1.8)

Total sales	$865.0	$803.0	$993.8

Segment Profit
Sealing Products	$70.3	$55.8	$87.0
Engineered Products	16.3	(13.3)	38.5
Engine Products and Services	35.5	30.5	20.2

Total segment profit	122.1	73.0	145.7

Corporate expenses	(36.7)	(28.9)	(27.4)
Asbestos-related expenses	(23.3)	(135.5)	(52.1)
Goodwill impairment charge	—	(113.1)	—
Interest expense, net	(25.9)	(11.4)	(10.0)
Other income (expense), net	46.4	17.7	(6.6)

Income (loss) from continuing operations before income taxes	$82.6	$(198.2)	$49.6

     The table above does not include the results for GST and subsidiaries as of and after the Petition Date. See Note 2 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.
     Segment profit is total segment revenue reduced by operating, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses or impairments related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
     2010 Compared to 2009
     Sales of $865.0 million in 2010 increased 8% from $803.0 million in 2009. The increase in sales was primarily the result of stronger volumes in all segments. The volume increases resulted principally from stronger automotive and industrial markets for GGB, higher OEM and aftermarket truck and trailer activity at Stemco, greater aftermarket activity at Fairbanks Morse Engine, and improved oil and gas, nuclear and rubber product demand at Garlock. The additional sales from acquisitions completed since 2009 contributed three percentage points of the overall increase. Sales in 2009 included GST LLC for the entire year while sales in 2010 included GST LLC’s sales only through the Petition Date. Sales to third parties for GST LLC of $104.9 million from the Petition Date through December 31, 2010, were not included as a result of the deconsolidation of GST LLC effective on the Petition Date.
     Segment profit, management’s primary measure of how our operations perform, increased 67% from $73.0 million in 2009 to $122.1 million in 2010. Segment margins, defined as segment profit divided by sales, improved from 9.1% in 2009 to 14.1% in 2010. Segment profit and margins increased primarily due to higher volumes, net price increases that exceeded overall net cost increases, and earnings from businesses acquired since 2009. Segment profit in 2009 reflected GST LLC’s and its subsidiaries’ results for the full year. GST LLC reported segment profit of $16.5 million from the Petition Date through December 31, 2010, which is not reflected in our segment profit as a result of the deconsolidation.
     Due to the deconsolidation of GST, asbestos-related expenses during 2010 decreased by $112.2 million compared to 2009.
     Net interest expense in 2010 was $25.9 million compared to $11.4 million in 2009. The increase in net interest expense was caused primarily by the deconsolidation of GST and the reflection of the associated interest expense on related-party short-term borrowings and related-party notes payable by EnPro to GST LLC, which had previously been eliminated in consolidation.
     We recorded goodwill impairment charges of $113.1 million in 2009, but there was no comparable charge in 2010.
     We recorded a pre-tax gain on the deconsolidation of GST of $54.1 million in 2010, which is discussed in “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The gain is included in other income (expense), net, in the preceding table. Other income, net, in 2009 resulted from a reassessment of a liability for retiree medical benefits for former employees of a previously divested business. An actuarial assessment determined our expected liability was significantly less than the amount previously accrued and as a result the liability was reduced.
     We recorded an income tax expense of $21.3 million on pre-tax income from continuing operations of $82.6 million in 2010, resulting in an effective tax rate of 25.8%. Our effective tax rate continues to be lower than the U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefit from certain tax incentives such as the deduction for domestic production activities and credits for research and development. In addition, the 2010 tax expense was favorably affected by restructuring part of our GGB operation in Europe. During 2009, our effective tax rate was 27.5% as we recorded an income tax benefit of $54.6 million on a loss from continuing operations before income taxes of $198.2 million. The income tax expense in 2009 was significantly affected by the goodwill impairment charge and the jurisdictional mix of earnings.
     Net income from continuing operations was $61.3 million, or $2.96 per share, in 2010 compared to a net loss from continuing operations of $143.6 million, or $7.19 per share, in 2009. Net income was $155.4 million, or $7.51 per share in 2010 compared to a net loss of $139.3 million, or $6.97 per share, in 2009. Earnings (loss) per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $397.6 million in 2010 were slightly lower than the $399.4 million reported in 2009. The deconsolidation of GST LLC was the principal factor in the lack of year-over-year growth. GST LLC sales to third parties of $104.9 million from the Petition Date through December 31, 2010, were not included as a result of the deconsolidation of GST effective on the Petition Date. Acquisitions completed since 2009 contributed 3%, improved industrial markets, and the inclusion of the results of Technetics during 2010 partially offset the effect of the deconsolidation. Stemco’s sales during 2010 increased compared to 2009 primarily as a result of higher volumes for its OEM and aftermarket business and the introduction of new brake products. Plastomer Technologies experienced a sales increase in 2010 compared to 2009 due to higher volumes in its semiconductor business.

     Segment profit of $70.3 million in 2010 increased 26% compared to the $55.8 million reported in 2009. The increase in profit in our Garlock group of companies reflected a benefit from higher volumes, the inclusion of Technetics, and various net price increases partially offset by the deconsolidation of GST LLC, which reported segment profit of $16.5 million subsequent to its deconsolidation, and various cost increases. Stemco reported a significant increase in profit primarily due to increased production and demand in heavy-duty vehicle markets partially offset by cost increases. Likewise, higher volume bolstered Plastomer Technologies’ 2010 results as it also reported improved earnings compared to last year. Operating margins for the segment increased to 17.7% in 2010 from 14.0% in 2009.
     Engineered Products. Sales of $302.5 million in 2010 were 27% higher than the $238.3 million reported in 2009. Acquisitions completed since the second quarter of 2009 favorably impacted revenue by six percentage points. Decreases in the value of foreign currencies reduced the year-over-year sales increase by two percentage points. The remaining twenty-three percentage points of the sales increase reflected improved market conditions within the segment. Sales for GGB in 2010 were significantly higher than the amount reported in 2009 primarily due to increased volume in automotive and industrial markets. Sales for CPI in 2010 increased principally due to the acquisitions, and the business experienced favorable conditions in refining markets in the U.S., Europe, and South America. Activity in CPI’s North American natural gas markets remained low due to continued high levels of natural gas storage.
     The segment profit in 2010 of $16.3 million improved significantly compared to the $13.3 million segment loss reported in 2009. GGB’s profitability improved in 2010 primarily due to higher volume in its automotive and industrial markets and the results of cost reduction efforts. Profits at CPI declined in 2010 compared to 2009 due to the costs of establishing new service centers, the implementation of a new ERP system, and various other growth-related initiatives. The 5.4% operating margin in 2010 for the segment reflected the segment’s return to profitability compared to a 5.6% segment loss in 2009 as GGB’s strong earnings improvement was partially offset by CPI’s decrease in segment profit on its higher sales.
     Engine Products and Services. Sales of $166.0 million in 2010 were essentially flat compared to the $166.7 million reported in 2009. The effect of fewer new engine shipments in 2010 was mostly offset by increased aftermarket parts and service sales for the U.S. Navy and other customers, and some improvements in pricing.
     The segment reported a profit of $35.5 million in 2010 compared to $30.5 million in 2009. The 16% year-over-year improvement was a result of the aftermarket volume increase combined with net cost decreases and pricing increases. Operating margins for the segment increased to 21.4% in 2010 from 18.3% in 2009.
2009 Compared to 2008
     Sales of $803.0 million in 2009 decreased 19% from $993.8 million in 2008. The decline in sales was the result of weak volumes in the Sealing Products and Engineered Products segments. The drop in volumes resulted from the global recession in industrial markets, reduced OEM truck and trailer volumes, and significantly lower automotive volumes. Fairbanks Morse Engine experienced higher sales of engine aftermarket parts and services in 2009 compared to 2008. The decrease in the values of foreign currencies relative to the U.S. dollar accounted for three percentage points of the decline in sales.
     Segment profit decreased 50% from $145.7 million in 2008 to $73.0 million in 2009, primarily due to lower volumes and lower absorption of manufacturing costs due to reduced production levels. These decreases were partially offset by cost improvements resulting from actions taken in response to market weakness and selected price increases. Segment margins, defined as segment profit divided by sales, declined from 14.7% in 2008 to 9.1% in 2009. The weaker results at most businesses, particularly

GGB and Plastomer, were the primary cause for the decrease in segment margins, offsetting margin improvement at Fairbanks Morse Engine.
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
     Our effective tax rate was 27.5% in 2009 and 33.9% in 2008. We recorded an income tax benefit of $54.6 million on a loss before income taxes of $198.2 million in 2009. During 2008, we recorded income tax expense of $16.8 million on income before income taxes of $49.6 million. The income tax benefit in 2009 was favorably impacted by structural and organizational changes in our European operations, which were not in place during 2008.
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
     Following is a discussion of operating results for each segment during the year:
     Sealing Products. Sales of $399.4 million in 2009 were 21% lower than the $503.5 million reported in 2008. Unit volume declines caused most of the reduction and the unfavorable impact of foreign currency exchange rates versus the U.S. dollar accounted for three percentage points of the reduction. Sales in the Garlock group of companies decreased as a result of reduced demand in all geographic markets; weakness in the steel, oil and gas sectors; and weaker foreign currencies partially offset by selected price increases. Stemco’s sales decreased primarily as a result of the lower volumes, partially offset by selected price increases and a favorable mix of aftermarket versus OEM volumes. Its OEM sales for the U.S. heavy-duty truck market in 2009 were significantly lower compared to 2008 as the number of new trailers built and usage of existing trucks decreased as a result of the U.S. economic slowdown. Stemco’s aftermarket sales were also lower compared to 2008 but to a much lesser extent than OEM sales. Plastomer Technologies experienced a sales decrease during 2009 compared to 2008 due to reduced volumes across all product lines.
     Segment profit of $55.8 million in 2009 decreased 36% compared to the $87.0 million reported in 2008, primarily caused by weak volumes. A decrease in profit from the Garlock companies reflected the impact of lower sales and lower absorption of manufacturing costs due to reduced production levels, partially offset by lower selling, general and administrative expenses, other cost reductions and selected price increases. Stemco reported a decline in profit primarily due to the slowdown in the heavy-duty vehicle markets and the resulting lower volume and absorption of manufacturing costs, partially offset by a favorable mix of aftermarket versus OEM and selected price increases. Plastomer reported a higher segment loss compared to 2008 due to lower sales in most of its markets and higher material costs. Operating margins for the segment decreased to 14.0% in 2009 from 17.3% in 2008 as the impact of volume was partially negated by improved pricing on certain products and the benefits from cost reduction initiatives.
     Engineered Products. Sales of $238.3 million in 2009 were 32% lower than the $350.0 million reported in 2008, primarily caused by reduced volumes resulting from the global economic recession. The year-over-year decrease in the value of foreign currencies produced four percentage points of the sales decrease. Sales for GGB in 2009 were significantly lower than the amount reported in 2008 primarily due to reduced volume in automotive and industrial markets. Sales for Compressor Products International in 2009 were lower due to lower volume in its natural gas and other markets.
     The segment loss in 2009 was $13.3 million, compared to the $38.5 million segment profit reported in 2008. GGB’s results reflected a loss in 2009 due to low volumes and the resulting impact of lower absorption of manufacturing costs due to reduced production levels. Compressor Products International reported decreases in profits as a result of lower volume and lower absorption of manufacturing costs. The negative operating margins of 5.6% for the segment compared to positive 11.0% margins in 2008.
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
Restructuring and Other Costs
     Restructuring expense was $0.9 million, $10.2 million and $4.6 million for 2010, 2009 and 2008, respectively. In 2009, the expense was primarily related to restructuring activities associated with workforce reductions at GGB and in the Garlock companies. In 2008, the expense related primarily to GST LLC’s Palmyra modernization project. See Note 4 to the Consolidated Financial Statements for additional information regarding restructuring and other costs in each year.
Liquidity and Capital Resources
     Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, debt repayments and common stock repurchases have been funded from cash balances on hand and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more of these acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”
     Cash Flows
     Operating activities provided $33.5 million, $59.0 million and $77.5 million in 2010, 2009 and 2008, respectively.
     The decrease in operating cash flow between 2010 and 2009 was primarily attributable to the tax payment resulting from the gain on the sale of Quincy Compressor, which more than offset improvements in cash generated by operations. In addition, GST LLC generated $54.8 million of operating cash flow after its deconsolidation on the Petition Date, which were not included in our 2010 total.

     The decrease in operating cash flows in 2009 versus 2008 was primarily attributable to weak volumes, which reduced net income, partially offset by improvements in working capital. Working capital changes increased cash by $17.4 million in 2009 compared to a $20.1 million cash reduction in 2008, a $37.5 million improvement.
     We received $111.9 million, net, and used $66.3 million and $58.5 million in investing activities in 2010, 2009 and 2008, respectively. The net cash inflow in 2010 resulted from the proceeds from the divestiture of Quincy Compressor. This cash receipt was partially offset by cash retained by GST LLC and its subsidiaries in connection with their deconsolidation. The deconsolidation of GST LLC is discussed further in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section. Capital expenditures in 2009 were $22.7 million less than in 2008 as most businesses reduced spending in response to less favorable market conditions.
     Financing activities of continuing operations in 2010 included repayment of $6.1 million of related-party debt, which previously was eliminated in consolidation prior to the deconsolidation of GST LLC. In 2009, we retired $9.9 million in industrial revenue bonds and other debt. In 2008, we paid $69.2 million in connection with the repurchase of approximately 1.9 million shares of our common stock under a share repurchase program.
     Capital Resources
     Our primary U.S. operating subsidiaries, other than GST, have access to a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. We have not borrowed against this facility. The facility is collateralized by the receivables, inventories, intellectual property, insurance receivables, personal property (other than fixed assets) of our operating subsidiaries other than GST, pledges of 65% of the capital stock of our direct foreign subsidiaries and pledges of 100% of the capital stock of our direct and indirect U.S. subsidiaries other than GST LLC and its subsidiaries. The facility contains customary covenants and restrictions for an asset-based loan, including negative covenants limiting certain: fundamental changes (such as merger transactions); loans; incurrence of debt other than specifically permitted debt; transactions with affiliates that are not on arms-length terms; incurrence of liens other than specifically permitted liens; repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents); prepayments of other debt; dividends; asset dispositions other than as specifically permitted; and, acquisitions and other investments other than as specifically permitted. However, in the event the amount available for borrowing under the facility exceeds $20 million, the limitations on acquisitions, investments in foreign subsidiaries, fixed asset dispositions, dividends (including those required to make payments on our convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable. In addition, the facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing, as defined under the facility, drops below $15 million.
     Until June 8, 2010, the maximum amount available for borrowings under the facility was $75 million. Just prior to the Petition Date, we amended the facility to accommodate GST’s debtor-in-possession loan agreement, which was entered into on June 8, 2010. The amendment reduced the maximum amount available under the facility to $60 million. Under certain conditions, we may request the facility be increased by up to $25 million to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at December 31, 2010, under our senior secured revolving credit facility was $55.2 million after giving consideration to $4.1 million of letters of credit outstanding.

     We are exploring alternatives to replace and increase the senior secured revolving credit facility and expect to do so prior to its April 21, 2011 maturity date. We anticipate the size of the revolver will increase possibly to an amount over $100 million subject to a borrowing base. Terms and conditions are expected to be comparable to those in our current revolver agreement.
     On June 8, 2010, GST entered into a $10 million debtor-in-possession revolving credit and letter of credit facility to satisfy working capital and letter of credit needs during the pendency of its asbestos claims resolution process. See Note 2 to the our Consolidated Financial Statements and the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” for additional information.
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at December 31, 2010.
     We used a portion of the net proceeds from the sale of the debentures to enter into call options, i.e., hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stockholders from conversion of the Debentures and have the effect to us of increasing the conversion price of the debentures to $46.78 per share.
Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
     The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, containing encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through another Coltec subsidiary, Garrison.
     On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. GST LLC intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.

     Prior to its deconsolidation effective on the Petition Date, GST LLC and its subsidiaries operated as part of the Garlock group of companies within EnPro’s Sealing Products segment. GST LLC designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, and expansion joints. GST LLC and its subsidiaries operate five primary manufacturing facilities, including GST LLC’s operations in Palmyra, New York and Houston, Texas.
     Garrison’s principal business is to manage the defense of all asbestos-related litigation affecting the Company’s subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to manage, bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims. Rather, it has assumed GST LLC’s liability for such claims and agreed to indemnify GST LLC from liability with respect to such claims. Anchor was a distributor of products containing asbestos and was acquired by GST LLC in 1987. Anchor has been inactive and insolvent since 1993.
     The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent as GST’s and its subsidiaries’ were with ours generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2010, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to the Consolidated Financial Statements in this Form 10-K for the condensed financial information of GST and subsidiaries as of and for the year ended December 31, 2010.
     Through June 4, 2010, GST’s results are included in our segment results in the Sealing Products segment. GST’s 2010 pre-bankruptcy revenues of $84.3 million and segment profit of $14.0 million are included in our consolidated financial results for the year ended December 31, 2010.
     As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Information about this analysis is contained in Note 2 to our Consolidated Financial Statements in this Form 10-K. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST. The fair value of GST, net of taxes on the gain on deconsolidation, was recorded at $236.9 million. GST will be presented using the cost method during the reorganization period, and the value is subject to periodic reviews for impairment.
     GST’s third party sales and operating income from the date of deconsolidation through December 31, 2010 were $104.9 million and $16.5 million, respectively.
     In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10,000,000 debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The actual borrowing availability at December 31, 2010, under the facility was $7.3 million after giving consideration to $2.7 million of letters of credit outstanding. We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their, and their subsidiaries, operating activities and meet their debt and capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future profits, cash flow, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 2 to the Consolidated Financial Statements in this Form 10-K for additional information about GST’s bankruptcy proceeding.
     Dividends
     To date, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. As of December 31, 2010, we exceeded this minimum threshold. The indenture that governs the convertible debentures does not restrict us from paying dividends.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview and Significant Accounting Policies,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.
     We believe the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
     Revenue Recognition
     Revenue is recognized at the time title and risk of ownership is transferred or when services are rendered. Any shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
     Asbestos
     Through the Petition Date, GST accrued for known and estimated future asbestos claims for subsequent ten year periods and recorded legal fees and expenses only when incurred.
     The significant assumptions underlying the material components of the estimated liability included: the number and trend of claims asserted; the mix of alleged diseases or impairment; the trend in the number of claims for malignant cases, primarily mesothelioma; the probability some existing and potential future claims would eventually be dismissed without payment; the estimated amount to be paid per claim; and the timing and impact of large amounts available for the payment of claims from the 524(g) trusts of former defendants in bankruptcy.
     With the assistance of Bates White, we periodically reviewed the period over which we could make a reasonable estimate, the assumptions underlying the estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and adjust the estimate if necessary. Additional discussion is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Asbestos.”
     Derivative Instruments and Hedging Activities
     We have entered into contracts to hedge forecasted transactions occurring at various dates through May 2012 that are denominated in foreign currencies. Most of these contracts are accounted for as cash flow hedges. As a cash flow hedge, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.
     Pensions and Postretirement Benefits
     We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 14 to the Consolidated Financial Statements for a discussion of pension and postretirement benefits.
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
     Goodwill and Other Intangible Assets
     We do not amortize goodwill, but instead it is subject to annual impairment testing. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, cost of capital, royalty rates and tax rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments.
Contingencies
     General
     Various claims, lawsuits and administrative proceedings with respect to commercial, product liability, asbestos and environmental matters, all arising in the ordinary course of business, are pending or threatened against us or our subsidiaries and seek monetary damages and/or other remedies. We believe any liability finally determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition, results of operations or cash flows. From time to time, we and our subsidiaries are involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 17 sites where the costs to us are expected to exceed $100,000. Investigations have been completed for 13 sites and are in progress at the other four sites. The majority of these sites relate to remedial actions at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of December 31, 2010 and 2009, EnPro had accrued liabilities of $14.7 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 19 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.
     Colt Firearms and Central Moloney
     We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. Coltec has ongoing obligations, which are included in retained liabilities of previously owned businesses in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters in connection with Coltec’s periods of ownership of these operations.

     Crucible Materials Corporation
     Crucible Materials Corporation (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting any operations. See Note 19 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
     Subsidiary Bankruptcy
     Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos” below and Notes 2 and 19 to our Consolidated Financial Statements. This process presents a number of risks and uncertainties many of which are described in Item 1A — “Risk Factors”.
     Asbestos
     Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies contributed to the bodily injuries or death of such plaintiffs. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through Garrison.
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. See above under the heading “Subsidiary Bankruptcy” and Notes 2 and 19 to our Consolidated Financial Statements for more information about this bankruptcy filing and its impact.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and have incurred over $400 million in fees and expenses.
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

Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” — by collecting payments from defendants in the tort system for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, under generally accepted accounting principles, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the year ended December 31, 2010, which include the results from GST only through the Petition Date, may not be comparable to those of prior year periods.
     Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 19 to our consolidated financial statements for additional information about claims mix, product defenses, recent trial results and appeals.
     Insurance Coverage. At December 31, 2010, we had $167.2 million of insurance coverage that we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $23.3 million since the Petition Date. In addition, at the Petition Date, we had classified $4.2 million of otherwise available insurance as insolvent.

See Note 19 to our consolidated financial statements for additional information about the quality of these insurance and trust assets.
     Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ liability for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, we authorized counsel to retain Bates White, a recognized expert, to assist in estimating our subsidiaries’ liability for pending and future asbestos claims. We have updated our estimate of the subsidiary liability regularly.
     In 2010 prior to the Petition Date, we recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In 2009, we recorded a pre-tax charge of $135.5 million to reflect cash outlays of $29.3 million for fees and expenses and a $106.2 million non-cash charge.
     See Note 19 to the Consolidated Financial Statements for additional information about our liability estimate.
     Quantitative Claims and Insurance Information. Our recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, we had remaining insurance and trust coverage of $192.4 million. Included was $156.3 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of our insurance policies, subject to potential competing claims of other covered subsidiaries, and have been billed to the insurance carriers. See Note 19 to our Consolidated Financial Statements for a table that quantitatively depicts the asbestos-related cash flows and the amount that we expect to be available from insurance and Note 2 to our Consolidated Financial Statements for condensed combined financial data of GST LLC and Garrison.
     Strategy. Prior to the Petition Date, GST’s asbestos claims management strategy was to focus on trial-listed cases, pursue training initiatives and research projects to improve its defense at trial, aggressively negotiate reduced settlement commitments and payments each year, carefully manage and maximize collections from a declining pool of available insurance coverage, and proactively support efforts to achieve meaningful asbestos reform.
Off Balance Sheet Arrangements
     Lease Agreements
     We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2010, approximately $48.2 million of future minimum lease payments were outstanding under these agreements. See Note 19, “Commitments and Contingencies — Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
Contractual Obligations
     A summary of our contractual obligations and commitments at December 31, 2010, is as follows:

	Payments Due by Period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$172.5	$—	$—	$172.5	$—
Notes payable to GST	227.2	—	—	—	227.2
Interest on long-term debt	33.1	6.8	13.6	12.7	—
Interest on notes payable to GST	56.6	8.4	18.0	19.7	10.5
Operating leases	48.2	10.0	17.2	13.3	7.7
Other long-term liabilities	26.3	2.7	4.1	3.7	15.8

Total	$563.9	$27.9	$52.9	$221.9	$261.2

     Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. In the event of an early conversion, we believe we would refinance the convertible debentures with an unsecured public debt offering or with other funding available at the time. The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In our Consolidated Balance Sheet, this amount is shown net of a debt discount pursuant to the applicable accounting rules. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources — Capital Resources,” and in Note 11 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion that will also be a component of interest expense.
     The notes payable to GST LLC bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require the Company to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each note in any calendar month and 4.5% of the principal balance of each note in any year. The interest due under the notes payable to GST LLC may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services and insurance coverages to GST LLC, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST LLC, and permits employees of GST LLC to participate in certain of the Company’s benefit plans.
     Payments for other long-term liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2010. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies — Environmental, Contingencies — Colt Firearms and Central Moloney,” “Contingencies — Crucible Materials Corporation,” and in Note 19 to the Consolidated Financial Statements.

     At December 31, 2010, we had a $2.4 million reserve for unrecognized tax benefits which is not reflected in the table above. Substantially all of this tax reserve is classified in prepaid expenses and other current assets in our Consolidated Balance Sheet. The table also does not include obligations under our pension and postretirement benefit plans, which are included in Note 14 to the Consolidated Financial Statements.
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
Interest Rate Risk
     We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our debt obligations as of December 31, 2010. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$172.5	$227.2	$399.7	$476.4

Average interest rate	—%	—%	—%	—%	3.9%	11%	7.9%
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2010.

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy euro/sell USD	$29.3	Jan 2011 — May 2012	1.225 to 1.407 USD/euro

Sell British pound/buy euro	19.0	Jan 2011 — Dec 2011	0.862 pound/euro

Sell British pound/buy Australian dollar	18.6	Jan 2011	1.526 Australian dollar/pound

Buy USD/sell euro	12.5	Jan 2011 — Dec 2011	1.224 to 1.406 USD/euro

Sell USD/buy Canadian dollar	3.5	Jan 2011 — Dec 2011	1.018 to 1.049 Canadian dollar/USD

Buy USD/sell Canadian dollar	3.5	Jan 2011 — Dec 2011	1.018 to 1.049 Canadian dollar/USD

Sell USD/buy Australian dollar	2.7	Jan 2011 — Dec 2011	0.793 to 0.945 USD/Australian dollar

Buy USD/sell Australian dollar	2.7	Jan 2011 — Dec 2011	0.793 to 0.945 USD/Australian dollar

Sell Mexican peso/buy USD	1.5	Jan 2011 — Dec 2011	12.630 to 13.351 peso/USD

Buy Mexican peso/sell USD	1.5	Jan 2011 — Dec 2011	12.630 to 13.351 peso/USD

Buy British pound/sell euro	1.2	Jan 2011 — Dec 2011	0.814 to 0.898 pound/euro

Buy Mexican peso/sell British pound	1.1	Jan 2011	19.141 peso/pound

Sell British pound/buy Swiss franc	0.6	Jan 2011	1.449 franc/pound

	97.7

Option Contracts
Buy Brazilian real/sell USD	8.5	May 2011 — Nov 2011	1.735 real/USD

Sell Brazilian real/buy USD	6.5	May 2011 — Nov 2011	2.18 to 2.39 real/USD

	15.0
	$112.7

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENPRO INDUSTRIES, INC.
Index to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
     Management does not expect our disclosure controls and procedures or internal controls to prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with polices or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under Rule 1-02(w) of Regulation S-X of the SEC: CC Technology, Progressive Equipment, Inc., Premier Lubrication Systems, Inc., and Hydrodyne. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2011 annual meeting of shareholders is incorporated herein by reference.
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
     A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 annual meeting of shareholders is incorporated herein by reference.

     The table below contains information as of December 31, 2010, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities				Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants		Outstanding Options,		Securities Reflected in
	and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	956,445	(1)	$17.99	(2)	1,161,084

Equity compensation plans not approved by security holders	—		—		—

Total	956,445	(1)	$17.99	(2)	1,161,084

(1)	Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2008 — 2010 performance cycle and the maximum levels payable for subsequent performance cycles.

(2)	The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices — Director Compensation” and “Executive Compensation — Grants of Plan Based Awards — LTIP Awards” in our definitive proxy statement for the 2011 annual meeting of shareholders.
     Information concerning the inducement awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation — Employment Agreement” in our definitive proxy statement for the 2011 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices — Director Independence” in our definitive proxy statement for the 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2011 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:

1.	Financial Statements
     The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.
2.	Financial Statement Schedule
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008 appears on page 104.
     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.
3.	Exhibits
     The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 49 to 53.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 15th day of March, 2011.

ENPRO INDUSTRIES, INC.
Date: March 15, 2011	By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

	By:	/s/ William Dries
William Dries
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2011

/s/ William R. Holland William R. Holland*	Chairman of the Board and Director	March 15, 2011

/s/ J. P. Bolduc J. P. Bolduc*	Director	March 15, 2011

/s/ Peter C. Browning Peter C. Browning*	Director	March 15, 2011

/s/ Diane C. Creel Diane C. Creel*	Director	March 15, 2011

/s/ Don DeFossett Don DeFossett*	Director	March 15, 2011

/s/ Gordon D. Harnett Gordon D. Harnett*	Director	March 15, 2011

/s/ David L. Hauser David L. Hauser*	Director	March 15, 2011

/s/ Wilbur J. Prezzano, Jr. Wilbur J. Prezzano, Jr.*	Director	March 15, 2011

* By:	/s/ Richard L. Magee Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX

2.1	Purchase Agreement dated as of December 18, 2009 among EnPro Industries, Inc., Coltec Industries Inc, Fulcrum Acquisition LLC and Atlas Copco (China) Investment Company Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K of EnPro Industries, Inc. on December 21, 2009 (File No. 001-31225))

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2009 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 24, 2009 by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (2005 Amendment and Restatement) (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.10+	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective October 27, 2009) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.12+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective February 12, 2008) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14	Amended and Restated Loan and Security Agreement, dated April 26, 2006 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation and Stemco LP, as Borrowers; EnPro Industries, Inc., as Parent; QFM Sales and Services, Inc., Coltec International Services Co, Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc, Stemco Delaware LP, Stemco Holdings, Inc., Stemco Holdings Delaware, Inc. and Garlock Overseas Corporation, as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 26, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15	Fifth Amendment to Amended and Restated Loan and Security Agreement and Amendment to Other Loan Documents dated as of June 4, 2010, by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and V.W. Kaiser Engineering, Incorporated, as borrowers; EnPro Industries, Inc., QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Garlock Overseas Corporation, Stemco Holdings, Inc., Compressor Products Holdings, Inc., and Compressor Services Holdings, Inc., as guarantors; Bank of America, N.A., as agent; and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 7, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+	Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.17+	Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.23 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+	Management Continuity Agreement dated as of February 11, 2009 between EnPro Industries, Inc. and Orville G. Lunking (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Management Continuity Agreement dated May 21, 2008 between EnPro Industries, Inc. and Robert P. McKinney (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Management Continuity Agreement dated as of August 25, 2008 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+	Management Continuity Agreement dated as of October 27, 2009 between EnPro Industries, Inc. and Kenneth Walker (incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+	Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+	Management Continuity Agreement dated as of September 1, 2007 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 17, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.32+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.33+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.34+*	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010)

10.35	Variable Term Accelerated Share Repurchase Transaction dated March 3, 2008 between EnPro Industries, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 3, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.36	Settlement Agreement dated as of April 11, 2008 among EnPro Industries, Inc. and Steel Partners II, L.P., Steel Partners II GP LLC, Steel Partners II Master Fund L.P., Steel Partners LLC, Warren G. Lichtenstein, James R. Henderson, John J. Quicke, Kevin C. King, Don DeFosset and Delyle Bloomquist (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.37+*	Summary of Executive and Director Compensation Arrangements

10.38	Letter agreement dated December 16, 2008 by and among Coltec Industries Inc, Coltec Industrial Products LLC, Garlock Sealing Technologies LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and V.W. Kaiser Engineering, Incorporated, as Borrowers; EnPro Industries, Inc., QFM Sales and Services, Inc., Coltec International Services Co., Garrison Litigation Management Group, Ltd., GGB, Inc., Garlock International Inc., Garlock Overseas Corporation, Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., in its capacity as a Lender and as collateral and administrative agent for Lenders, which letter agreement includes amendments to the Amended and Restated Loan and Security Agreement dated April 26, 2006 (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Diane C. Creel

24.4*	Power of Attorney from Gordon D. Harnett

24.5*	Power of Attorney from David L. Hauser

24.6*	Power of Attorney from William R. Holland

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

24.8*	Power of Attorney from Don DeFosset

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of EnPro Industries, Inc.:
In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2011

PART I. FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(in millions, except per share data)

	2010	2009	2008
Net sales	$865.0	$803.0	$993.8
Cost of sales	541.0	523.8	635.4

Gross profit	324.0	279.2	358.4

Operating expenses:
Selling, general and administrative expenses	242.9	224.3	241.6
Asbestos-related expenses	23.3	135.5	52.1
Goodwill impairment charge	—	113.1	—
Other operating expense (income), net	3.4	10.5	(0.3)

	269.6	483.4	293.4

Operating income (loss)	54.4	(204.2)	65.0
Interest expense	(27.5)	(12.3)	(12.7)
Interest income	1.6	0.9	2.7
Gain on deconsolidation of GST	54.1	—	—
Other income (expense), net	—	17.4	(5.4)

Income (loss) from continuing operations before income taxes	82.6	(198.2)	49.6
Income tax benefit (expense)	(21.3)	54.6	(16.8)

Income (loss) from continuing operations	61.3	(143.6)	32.8
Income from discontinued operations, net of taxes	94.1	4.3	17.8

Net income (loss)	$155.4	$(139.3)	$50.6

Basic earnings (loss) per share:
Continuing operations	$3.01	$(7.19)	$1.62
Discontinued operations	4.63	0.22	0.88

Net income (loss) per share	$7.64	$(6.97)	$2.50

Diluted earnings (loss) per share:
Continuing operations	$2.96	$(7.19)	$1.56
Discontinued operations	4.55	0.22	0.84

Net income (loss) per share	$7.51	$(6.97)	$2.40

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(in millions)

	2010	2009	2008
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$155.4	$(139.3)	$50.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(94.1)	(4.3)	(17.8)
Taxes related to sale of discontinued operations	(50.9)	—	—
Gain on deconsolidation of GST, net of taxes	(33.8)	—	—
Depreciation	23.3	27.0	26.7
Amortization	16.3	13.3	13.4
Accretion of debt discount	5.8	5.2	4.7
Goodwill impairment charge	—	113.1	—
Deferred income taxes	(2.4)	(67.7)	(0.2)
Stock-based compensation	6.9	1.8	3.9
Excess tax benefits from stock-based compensation	(0.8)	—	(0.8)
Loss (gain) on sale of assets, net	—	0.3	(2.4)
Change in assets and liabilities, net of effects of acquisitions and deconsolidation of businesses:
Asbestos liabilities, net of insurance receivables	26.0	95.6	15.2
Accounts and notes receivable	(43.9)	29.5	10.4
Inventories	5.2	(8.4)	(11.2)
Accounts payable	2.1	(0.2)	(14.5)
Other current assets and liabilities	12.6	(3.5)	(4.8)
Other noncurrent assets and liabilities	5.8	(3.4)	4.3

Net cash provided by operating activities of continuing operations	33.5	59.0	77.5

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(21.9)	(22.1)	(44.8)
Proceeds from sales of assets	0.1	0.3	4.2
Proceeds from liquidation of investments	—	7.4	10.5
Divestiture of business	189.1	—	—
Deconsolidation of GST	(29.5)	—	—
Acquisitions, net of cash acquired	(25.9)	(51.1)	(33.0)
Other	—	(0.8)	4.6

Net cash provided by (used in) investing activities of continuing operations	111.9	(66.3)	(58.5)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of short-term borrowings	(6.1)	—	—
Repayments of debt	(0.1)	(9.9)	(3.7)
Common stock repurchases	—	—	(69.2)
Proceeds from issuance of common stock	0.8	0.4	0.4
Excess tax benefits from stock-based compensation	0.8	—	0.8

Net cash used in financing activities of continuing operations	(4.6)	(9.5)	(71.7)

	2010	2009	2008
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	1.9	18.1	20.7
Investing cash flows	(0.1)	(2.7)	(14.7)
Financing cash flows	—	—	(0.4)

Net cash provided by discontinued operations	1.8	15.4	5.6

Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.9	(5.8)

Net increase (decrease) in cash and cash equivalents	142.4	0.5	(52.9)
Cash and cash equivalents at beginning of year	76.8	76.3	129.2

Cash and cash equivalents at end of year	$219.2	$76.8	$76.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7.2	$7.4	$8.0
Income taxes	$56.5	$13.2	$37.0
Asbestos-related claims and expenses, net of insurance recoveries	$3.8	$39.8	$37.0
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(in millions, except share amounts)

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$219.2	$76.8
Accounts and notes receivable, less allowance for doubtful accounts of $3.6 in 2010 and $4.2 in 2009	142.1	112.7
Asbestos insurance receivable	—	67.2
Inventories	77.0	86.1
Prepaid expenses and other current assets	38.6	52.2
Assets of discontinued operations	—	57.5

Total current assets	476.9	452.5
Property, plant and equipment	140.2	185.4
Goodwill	112.1	125.7
Other intangible assets	115.1	116.0
Investment in GST	236.9	—
Asbestos insurance receivable	—	171.4
Deferred income taxes	20.5	119.9
Other assets	46.6	50.3

Total assets	$1,148.3	$1,221.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from GST	$22.1	$—
Current maturities of long-term debt	—	0.1
Accounts payable	57.5	56.5
Asbestos liability	—	85.4
Accrued interest payable	26.3	1.4
Other accrued expenses	74.0	70.3
Liabilities of discontinued operations	—	16.2

Total current liabilities	179.9	229.9
Long-term debt	135.8	130.3
Notes payable to GST	227.2	—
Asbestos liability	—	406.9
Pension liability	84.1	84.8
Other liabilities	44.9	57.7

Total liabilities	671.9	909.6

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued 20,641,804 shares at December 31, 2010 and 20,365,596 shares at December 31, 2009	0.2	0.2
Additional paid-in capital	411.3	402.7
Retained earnings (accumulated deficit)	60.7	(94.7)
Accumulated other comprehensive income	5.6	4.8
Common stock held in treasury, at cost — 209,063 shares at December 31, 2010 and 211,860 shares at December 31, 2009	(1.4)	(1.4)

Total shareholders’ equity	476.4	311.6

Total liabilities and shareholders’ equity	$1,148.3	$1,221.2

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(dollars and shares in millions)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2007	21.4	$0.2	$464.4	$(6.0)	$49.9	$(1.5)	$507.0

Net income	—	—	—	50.6	—	—	50.6
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(31.6)	—	(31.6)
Pension and other postretirement benefit plans	—	—	—	—	(35.6)	—	(35.6)
Loss on cash flow hedges	—	—	—	—	(0.1)	—	(0.1)

Total comprehensive loss							(16.7)
Common stock repurchases	(1.9)	—	(69.2)	—	—	—	(69.2)
Exercise of stock options and other incentive plan activity	0.3	—	5.0	—	—	—	5.0

Balance, December 31, 2008	19.8	0.2	400.2	44.6	(17.4)	(1.5)	426.1

Net loss	—	—	—	(139.3)	—	—	(139.3)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15.6	—	15.6
Pension and other postretirement benefit plans	—	—	—	—	6.6	—	6.6

Total comprehensive loss							(117.1)
Exercise of stock options and other incentive plan activity	0.4	—	2.5	—	—	0.1	2.6

Balance, December 31, 2009	20.2	0.2	402.7	(94.7)	4.8	(1.4)	311.6

Net income	—	—	—	155.4	—	—	155.4
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(8.5)	—	(8.5)
Pension and other postretirement benefit plans	—	—	—	—	10.8	—	10.8
Loss on cash flow hedges	—	—	—	—	(1.5)	—	(1.5)

Total comprehensive income							156.2
Exercise of stock options and other incentive plan activity	0.2	—	8.6	—	—	—	8.6

Balance, December 31, 2010	20.4	$0.2	$411.3	$60.7	$5.6	$(1.4)	$476.4

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
     Foreign Currency Translation — The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $2.1 million, $(0.9) million, and $(4.0) million for 2010, 2009, and 2008, respectively.
     Research and Development Expense — Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2010, 2009, and 2008 were $12.4 million, $12.1 million, and $12.9 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
     Receivables — Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts receivable based on historical experience and any specific customer collection issues the Company has identified. Doubtful accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when the Company has determined the balance will not be collected.
     The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2010, the Company had $4.9 million of retentions expected to be collected in 2011 recorded in accounts and notes receivable and $1.9 million of retentions expected to be collected beyond 2011 recorded in other long-term assets in the Consolidated Balance Sheets. At December 31, 2009, the Company had $2.5 million of current retentions and $5.6 million of long-term retentions recorded in the Consolidated Balance Sheets.
     Inventories — Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 37% and 38% of inventories were valued by the LIFO method in 2010 and 2009, respectively.
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
     To estimate the fair value of its reporting units, the Company uses both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate the Company uses is based on its weighted average cost of capital. For the market approach, the Company chooses a group of 15 companies it believes are representative of its diversified industrial peers.
     The Company completed its required annual impairment tests of goodwill as of October 1, 2010, 2009, and 2008. These assessments did not indicate any impairment of the goodwill. Based on the results of the 2010 test, the Company determined that the fair value of all reporting units having goodwill balances had fair values that exceeded their carrying values by over 100%.
     During the second quarter of 2009, due to the sudden deterioration in the global economic environment, the Company concluded that events had occurred and circumstances had changed which required it to perform an interim period goodwill impairment test at its GGB reporting unit (“GGB”) included in the Engineered Products segment, and its Plastomer Technologies reporting unit (“Plastomer Technologies”) included in the Sealing Products segment. The Company conducted a thorough analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. Based on the results of the test, the Company determined that the fair values of GGB and Plastomer Technologies were less than the carrying values of their net assets, resulting in an implied fair value for goodwill of zero for each of the reporting units. As a result, the Company recognized a non-cash impairment charge of $113.1 million, which represented the remaining goodwill in these reporting units, in the second quarter of 2009. During the analysis, the Company also tested the fair value of its other reporting units and determined that there was no other goodwill impairment.
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
     Debt — The Company has $172.5 million outstanding in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Debentures”). Applicable authoritative accounting guidance required that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million as of the 2005 issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $36.7 million as of December 31, 2010, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $135.8 million net carrying amount of the liability component at December 31, 2010. As of December 31, 2009, the unamortized debt discount was $42.5 million and the net carrying amount of the liability component was $130.0 million. Interest expense related to the Debentures for the years ended December 30, 2010, 2009 and 2008 includes $6.8 million of contractual interest coupon in each period and $5.8 million, $5.2 million and $4.7 million, respectively, of debt discount amortization.
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
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through May 2012 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $112.7 million and $106.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010, foreign exchange contracts with notional amounts totaling $69.9 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $42.8 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
     Fair Value Measurements — Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
     GST’s financial results are included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, generally accepted accounting principles require that an entity whose financial statements were previously consolidated with those of its parent (as GST’s were with EnPro’s) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires the Company to present its ownership interests in the net assets of GST as an investment measured at fair value as of the Petition Date and not recognize the income or loss of GST in the Company’s results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.
     As a result of the deconsolidation of GST, the Company conducted an analysis to compare the fair market value of GST to its book value. To estimate the fair value, the Company considered many factors and used both discounted cash flow and market valuation approaches. In the discounted cash flow approach, the Company used cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The Company did not adjust the assumption about asbestos claims values from the amount reflected in the liability it recorded prior to the deconsolidation. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or by the Bankruptcy Court. The Company reviewed a wide range of possible outcomes for that determination and the $473 million liability was within that range. The Company concluded there was no better estimate of the value a third party might ascribe to the claims. The Company’s estimates were based upon assumptions it believed to be reasonable, but which by their nature were uncertain and unpredictable. For the market approach, the Company used recent acquisition multiples for businesses of similar size to GST. Based on this analysis, GST’s fair value was $236.9 million, which exceeded its book value, resulting in a $54.1 million pre-tax gain on the deconsolidation of GST. This investment in GST will be presented using the cost method during the reorganization period and is subject to periodic reviews for impairment.
     Financial Results
     Condensed combined financial information for GST is set forth below, presented at historical cost basis.

GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations
(in millions, at historical cost)

	Years Ended
	December 31,
	2010	2009
Net sales	$198.3	$161.7
Cost of sales	122.5	100.1

Gross profit	75.8	61.6

Operating expenses:
Selling, general and administrative expenses	44.6	39.4
Asbestos-related expenses	24.4	135.5
Other operating expense	0.1	2.1

	69.1	177.0

Operating income (loss)	6.7	(115.4)

Interest income, net	25.5	13.8

Income (loss) before reorganization expenses and income taxes	32.2	(101.6)
Reorganization expenses	(9.0)	—

Income (loss) before income taxes	23.2	(101.6)
Income tax benefit (expense)	(8.2)	39.4

Net income (loss)	$15.0	$(62.2)

GST
(Debtor-in-Possession)
Condensed Combined Statement of Cash Flows
For the Year Ended December 31, 2010
(in millions, at historical cost)

Net cash flows from operating activities	$66.0

Investing activities
Purchases of property, plant and equipment	(3.6)
Net receipts from loans to affiliates	22.7

Net cash provided by investing activities	19.1

Effect of exchange rate changes on cash and cash equivalents	0.5

Net increase in cash and cash equivalents	85.6
Cash and cash equivalents at beginning of year	1.5

Cash and cash equivalents at end of year	$87.1

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheet
December 31, 2010
(in millions, at historical cost)

Assets:
Current assets	$182.5
Property, plant and equipment	41.2
Asbestos insurance receivable	158.0
Deferred income taxes	126.7
Notes receivable from affiliate	227.2
Other assets	24.4

Total assets	$760.0

Liabilities and Shareholder’s Equity:
Current liabilities	$48.4
Other liabilities	26.7
Liabilities subject to compromise	469.2	(A)

Total liabilities	544.3
Shareholder’s equity	215.7

Total liabilities and shareholder’s equity	$760.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed combined balance sheet. Liabilities subject to compromise consist of the following:

Accounts payable	$1.7
Asbestos liability	467.5

$469.2

     Related Party Transactions
     The Company regularly transacts business with GST, and previously, these related party transactions had been eliminated in consolidation. Due to the deconsolidation of GST, transactions occurring after June 4, 2010, are now reflected on the Company’s Consolidated Statement of Operations. Sales to GST totaling $11.4 million are reflected in net sales and purchases from GST totaling $9.1 million are reflected in cost of sales for the period June 5, 2010 through December 31, 2010. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal and human relations under a support services agreement. Amounts due from GST resulting from their purchase of goods and services from the Company totaling $17.0 million are included in accounts and notes receivable and amounts due to GST resulting from the Company’s purchase of goods from GST totaling $3.4 million are included in accounts payable on the December 31, 2010, consolidated balance sheet.
     Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian Dollar, Canadian Dollar, Mexican Peso and U.S. Dollar with a notional amount of $7.7 million as of December 31, 2010. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

     As discussed more fully in Note 12, the deconsolidation of GST from the Company’s results requires that $22.1 million of short-term borrowings from GST and $227.2 million of notes payable to GST, which had previously been eliminated in consolidation, be reflected on the Company’s Consolidated Balance Sheet as of December 31, 2010. Interest expense related to these borrowings during the period from June 5, 2010 to December 31, 2010, of $14.7 million is reflected in interest expense on the Consolidated Statement of Operations for the year ended December 31, 2010, and accrued interest of $24.9 million is included in accrued interest payable on the December 31, 2010 Consolidated Balance Sheet.
     Debtor-in-Possession Financing
     On June 8, 2010, GST entered into a Post-Petition Loan and Security Agreement with a bank (the “DIP Loan Agreement”) to establish a secured revolving credit facility pursuant to which GST may from time to time obtain loans, letters of credit and bank products in an aggregate amount up to $10 million outstanding at any time (with a sublimit of $8 million for letters of credit). Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, which borrowing base is reduced by loans and letters of credit outstanding and certain reserves. The obligations of GST under the DIP Loan Agreement are guaranteed by GST LLC and Garrison and secured by certain assets of GST. As a result of the deconsolidation of GST from the Company’s financial results, any indebtedness incurred under the DIP Loan Agreement would not be reflected in the Company’s Consolidated Balance Sheets.
3. Acquisitions and Discontinued Operations
     Acquisitions — In September 2010, the Company acquired Hydrodyne, a designer and manufacturer of machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is included in the Company’s Sealing Products segment. In August 2010, the Company acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are included in the Company’s Engineered Products segment.
     The acquisitions completed during 2010 were paid for with $25.9 million in cash. They resulted in increases in working capital of $4.8 million, property, plant and equipment of $1.7 million, goodwill of $6.0 million and other intangible assets of $13.4 million. The assets, liabilities and results of operations of these acquisitions were not material to the Company’s consolidated financial position or results of operations, so pro forma financial information and additional disclosures are not presented.
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
     In June 2008, the Company purchased the 20% ownership of the minority shareholder of Garlock Pty Limited in Australia. Subsequent to the share purchase, GST LLC owns 100% of Garlock Pty Limited. In February 2008, the Company acquired V.W. Kaiser Engineering, a privately-held manufacturer of pins, bushings and suspension kits for the commercial vehicle aftermarket. In January 2008, the Company acquired certain assets and assumed certain liabilities of Sinflex Sealing Technologies, a distributor and manufacturer of industrial sealing products, located in Shanghai, China. These acquisitions are included in the Company’s Sealing Products segment. The Company also purchased several small product lines during 2008. The acquisitions completed during 2008 were paid for with $33.0 million in cash.
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
     For 2010, 2009 and 2008, results of operations from Quincy were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Sales	$23.3	$124.4	$174.0

Income from discontinued operations	$2.6	$7.2	$26.5
Income tax expense	(1.0)	(2.9)	(8.7)

Income from discontinued operations, net of tax	1.6	4.3	17.8
Gain from disposal of discontinued operations, net of tax	92.5	—	—

Net income from discontinued operations	$94.1	$4.3	$17.8

     The major classes of assets and liabilities for Quincy as of December 31, 2009, were:

Assets:
Accounts and notes receivable	$18.0
Inventories	8.2
Other current assets	0.9
Property, plant and equipment	18.3
Goodwill	6.4
Other intangible assets	4.6
Other assets	1.1

Assets of discontinued operations	$57.5

Liabilities:
Accounts payable	$9.5
Other accrued expenses	6.4
Other liabilities	0.3

Liabilities of discontinued operations	$16.2

4. Other Operating Expense (Income), Net
     The Company incurred $0.9 million, $10.2 million and $4.6 million of restructuring costs during the years ended December 31, 2010, 2009 and 2008, respectively.
     During 2009, due to the deterioration in the global economic environment, the Company initiated a number of restructuring activities throughout its operations. These programs primarily involved the rationalization of workforce levels, consolidation of facilities and elimination of unprofitable product lines. Workforce reductions announced totaled 330 salaried administrative and hourly manufacturing positions of which 306 had been terminated by December 31, 2009, with the balance occurring in 2010.
     During 2008, the Company incurred approximately $2.0 million of costs related to the modernization of the Palmyra, New York facilities of GST LLC, then included within the Sealing Products segment. This project was begun in 2005. Several smaller restructuring initiatives were begun and completed during 2008 at other Company operations, primarily the consolidation of two small facilities.
     Restructuring reserves at December 31, 2010, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2009	Provision	Payments	2010
	(in millions)
Personnel-related costs	$2.6	$0.5	$(2.4)	$0.7
Facility demolition and relocation costs	0.4	0.4	(0.6)	0.2

	$3.0	$0.9	$(3.0)	$0.9

     Restructuring reserves at December 31, 2009, as well as activity during the year, consisted of:

				Direct
	Balance			Credits to	Balance
	December 31,			Environmental	December 31,
	2008	Provision	Payments	Liabilities	2009
	(in millions)
Personnel-related costs	$1.2	$7.7	$(6.3)	$—	$2.6
Facility related costs	—	2.5	(1.5)	(0.6)	0.4

	$1.2	$10.2	$(7.8)	$(0.6)	$3.0

     Restructuring reserves at December 31, 2008, as well as activity during the year, consisted of:

	Balance			Balance
	December 31,			December 31,
	2007	Provision	Payments	2008
		(in millions)
Personnel-related costs	$0.4	$1.6	$(0.8)	$1.2
Facility demolition and relocation costs	—	3.0	(3.0)	—

	$0.4	$4.6	$(3.8)	$1.2

     Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Sealing Products	$0.4	$2.9	$3.7
Engineered Products	0.5	7.3	0.9

	$0.9	$10.2	$4.6

     Also included in other operating expense (income), net for the year ended December 31, 2010 was $2.5 million in legal fees primarily related to the bankruptcy of GST discussed further in Note 2. For the year ended December 31, 2008 the Company received $2.5 million related to the favorable settlement of a warranty claim against a supplier. For the years ended December 31, 2009 and 2008, there were $0.3 million of losses and $2.4 million of gains, respectively, recorded related to the disposal of property, plant and equipment.
5. Other Income (Expense), Net
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
     Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. A liability for potential payments to be made from the Back-Up Trust is recorded in the Company’s Consolidated Balance Sheets in other long-term liabilities. During 2009, the Company recorded income of $19.2 million related to the reduction of this estimated liability based upon an actuarial analysis that determined the potential liability was significantly less than the amount accrued. This is discussed further in Note 19, “Commitments and Contingencies — Crucible Materials Corporation.”
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
     In 2009, the Company recorded $0.3 million of income and in 2008, the Company recorded $2.0 million of expense related to changes in the value of marketable securities.
6. Income Taxes
     Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$55.7	$(112.9)	$2.7
Foreign	26.9	(85.3)	46.9

Total	$82.6	$(198.2)	$49.6

     A summary of income tax expense (benefit) in the Consolidated Statements of Operations from continuing operations is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Current:
Federal	$(3.3)	$(4.8)	$2.2
Foreign	6.2	18.0	14.5
State	0.5	(0.1)	0.3

	3.4	13.1	17.0

Deferred:
Federal	15.8	(39.4)	(1.2)
Foreign	1.3	(25.9)	1.1
State	0.8	(2.4)	(0.1)

	17.9	(67.7)	(0.2)

Total	$21.3	$(54.6)	$16.8

     Income tax expense separately allocated to discontinued operations was $1.0 million, $3.0 million, and $8.7 million at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, an additional income tax expense of $55.3 million was separately allocated to the gain from the sale of Quincy.
     Significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(in millions)
Deferred income tax assets:
Net operating losses	$10.0	$20.1
Goodwill impairment	17.0	17.0
Accrual for post-retirement benefits other than pensions	—	3.3
Environmental reserves	7.9	7.6
Retained liabilities of previously owned businesses	2.4	4.7
Inventories	—	2.2
Accruals and reserves	6.2	—
Minimum pension liability	22.6	29.1
Interest	21.8	18.1
Compensation and benefits	8.6	4.8
Asbestos accrual	—	191.2

Gross deferred income tax assets	96.5	298.1
Valuation allowance	(6.9)	(1.5)

Total deferred income tax assets	89.6	296.6

	2010	2009
	(in millions)
Deferred income tax liabilities:
Pensions	(1.0)	(0.1)
Tax depreciation and amortization in excess of book	(30.4)	(48.7)
Payments in excess of insurance recoveries	—	(81.6)
Accrual for post-retirement other than pensions	(1.9)	—
Inventories	(1.4)	—
GST deconsolidation gain	(20.3)	—
Accruals and reserves	(3.1)	(13.3)

Total deferred income tax liabilities	(58.1)	(143.7)

Net deferred tax assets	$31.5	$152.9

     At December 31, 2010, the Company had foreign tax net operating loss carryforwards of approximately $34.9 million of which approximately $22.8 million may expire at various dates beginning in 2011, and approximately $12.1 million have an indefinite carryforward period. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.
     The Company has determined, based on the available evidence, that it is uncertain whether future taxable income of certain of its foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of approximately $6.9 million and $1.5 million have been recorded as of December 31, 2010 and 2009, respectively. Valuation allowances relate to certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with ASC 805, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
     The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income
	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	(5.7)	7.5	(0.2)
State and local taxes	1.4	1.3	0.4
Goodwill impairment	—	(10.6)	—
Domestic production activities	(1.4)	—	(0.4)
Foreign tax rate differences	(6.3)	(7.4)	(3.2)
Uncertain tax positions	(1.3)	(0.3)	2.0
Audit settlements	—	—	(3.5)
Capital loss utilization	(2.2)	—	—
Valuation allowance	5.4	(0.8)	1.0
Other items	0.9	2.8	3.8

Effective income tax rate	25.8%	27.5%	33.9%

     The Company has not provided for the federal and foreign withholding taxes on $77.5 million of the foreign subsidiaries’ undistributed earnings as of December 31, 2010, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $0.7 million.
     As of December 31, 2010 and 2009, the Company had $2.4 million and $7.2 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2010 and 2009, $2.4 million and $4.5 million, respectively, would have an impact on the Company’s effective tax rate if ultimately recognized.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, the Company had $0.6 million and $1.0 million accrued for interest and penalties at December 31, 2010 and 2009, respectively. Income tax expense for the years ended December 31, 2010, 2009 and 2008, includes $0.2 million, $0.3 million and $2.2 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
     A reconciliation of the beginning and ending amount of the unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2010	2009	2008
Balance at beginning of year	$7.2	$5.1	$17.2
Reductions from deconsolidation of GST	(3.9)	—	—
Additions based on tax positions related to the current year	0.3	2.1	2.5
Additions for tax positions of prior years	0.1	0.1	0.7
Reductions for tax positions of prior years	(0.7)	(0.1)	—
Reductions as a result of a lapse in the statute of limitations	(0.6)	—	—
Reductions as a result of audit settlements	—	—	(15.3)

Balance at end of year	$2.4	$7.2	$5.1

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Substantially all significant state, local and foreign income tax returns for the years 2003 through 2009 are open to examination. The U.S. federal income tax returns for 2007 through 2009 are also open to examination. Various foreign and state tax returns are currently under examination and may conclude within the next twelve months. The final outcomes of these audits are not yet determinable.
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

	2010	2009	2008
Numerator (basic and diluted):
Continuing operations	$61.3	$(143.6)	$32.8
Discontinued operations	94.1	4.3	17.8

Net income (loss)	$155.4	$(139.3)	$50.6

Denominator:
Weighted-average shares — basic	20.3	20.0	20.2
Share-based awards	0.2	—	0.5
Convertible debentures	0.1	—	0.3
Other	—	—	0.1

Weighted-average shares — diluted	20.7	20.0	21.1

Earnings (loss) per share — basic:
Continuing operations	$3.01	$(7.19)	$1.62
Discontinued operations	4.63	0.22	0.88

	$7.64	$(6.97)	$2.50

Earnings (loss) per share — diluted
Continuing operations	$2.96	$(7.19)	$1.56
Discontinued operations	4.55	0.22	0.84

	$7.51	$(6.97)	$2.40

     As discussed further in Note 11, the Company has issued Debentures. Under the terms of the Debentures, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share.
     In 2009, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.3 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive. There were no antidilutive shares in 2010 or 2008.
8. Inventories
     Inventories consist of the following:

	As of December 31,
	2010	2009
	(in millions)
Finished products	$54.1	$60.1
Deferred costs relating to long-term contracts	49.9	42.9
Work in process	9.4	16.2
Raw materials and supplies	24.2	24.4

	137.6	143.6
Reserve to reduce certain inventories to LIFO basis	(10.6)	(14.2)
Progress payments	(50.0)	(43.3)

Total	$77.0	$86.1

9. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

	As of December 31,
	2010	2009
	(in millions)
Land	$4.0	$4.0
Buildings and improvements	82.0	111.5
Machinery and equipment	281.2	347.7
Construction in progress	13.0	14.5

	380.2	477.7
Less accumulated depreciation	(240.0)	(292.3)

Total	$140.2	$185.4

10. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2010 and 2009 are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Gross goodwill as of December 31, 2008	$89.8	$138.2	$7.1	$235.1
Accumulated impairment losses	(23.4)	—	—	(23.4)

Goodwill as of December 31, 2008	66.4	138.2	7.1	211.7

Foreign currency translation	1.4	3.4	—	4.8
Impairment	(4.4)	(108.7)	—	(113.1)
Acquisitions	21.6	0.7	—	22.3

Gross goodwill as of December 31, 2009	112.8	142.3	7.1	262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2009	85.0	33.6	7.1	125.7

Foreign currency translation	(1.6)	(0.6)	—	(2.2)
Deconsolidation of GST	(17.4)	—	—	(17.4)
Acquisitions and purchase accounting adjustments	(0.3)	6.3	—	6.0

Gross goodwill as of December 31, 2010	93.5	148.0	7.1	248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	$65.7	$39.3	$7.1	$112.1

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2010		As of December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$101.0	$41.5	$90.4	$34.1
Existing technology	27.9	8.8	26.5	6.5
Trademarks	39.4	7.9	39.3	7.3
Other	17.1	12.1	17.4	9.7

	$185.4	$70.3	$173.6	$57.6

     Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $13.2 million, $10.0 million and $10.4 million, respectively. Amortization expense for these intangible assets for the years 2011 through 2015 is estimated to be $13.0 million, $12.0 million, $11.0 million, $9.7 million and $7.4 million, respectively. The Company has trademarks with indefinite lives that were included in the table above with a carrying amount of approximately $25 million as of December 31, 2010 that were not amortized.
11. Long-Term Debt
     The Company’s long-term debt at December 31, 2010 and 2009 is summarized as follows:

	2010	2009
	(in millions)
Convertible Debentures	$135.8	$130.0
Other notes payable	—	0.4

	135.8	130.4
Less current maturities of long-term debt	—	0.1

	$135.8	$130.3

     Credit Facility
     The Company’s primary U.S. operating subsidiaries, excluding GST, as discussed below, have a senior secured revolving credit facility with a group of banks, which matures on April 21, 2011. The Company has not borrowed against this facility, but it has $4.1 million of letters of credit outstanding thereunder as of December 31, 2010. Except for the assets of GST, excluded as collateral by the fifth amendment to the senior secured revolving credit facility described below, the facility is collateralized by the Company’s receivables, inventories, intellectual property, insurance receivables and all other personal property assets (other than fixed assets), and by pledges of 65% of the capital stock of its direct foreign subsidiaries and 100% of the capital stock of its direct and indirect U.S. subsidiaries. The facility contains covenants and restrictions that are customary for an asset-based loan, including negative covenants limiting fundamental changes (such as merger transactions), loans, incurrence of debt other than specifically permitted debt, transactions with affiliates that are not on arms-length terms, incurrence of liens other than specifically permitted liens, repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents), prepayments of other debt, dividends, asset dispositions other than as specifically permitted, and acquisitions and other investments other than as specifically permitted. However, in the event that the amount available for borrowing under the facility exceeds $20 million, the limitations on acquisitions, investments in foreign subsidiaries, fixed asset dispositions, dividends (including those required to make payments on the Company’s convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable. In addition, the facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing, as defined under the facility, drops below $15 million.
     The maximum amount available for borrowings under the facility was $75 million until June 8, 2010, on which date the maximum amount was reduced to $60 million in connection with the fifth amendment described below. Under certain conditions, the Company may request that the facility be increased by up to $25 million, to $85 million in total. Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory and is reduced by usage of the facility, which includes outstanding letters of credit, and any reserves. The actual borrowing availability at December 31, 2010 under the senior secured revolving credit facility was $55.9 million after giving consideration to the $4.1 million of letters of credit outstanding thereunder.
     In June 2010 the Company entered into a fifth amendment to its senior secured credit facility that provided for the following primary changes to the facility:
•	The waiver of any default or event of default arising from the filing by GST of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, with the intention of creating a trust pursuant to Section 524(g) of the U.S Bankruptcy Code to address and resolve all current and future asbestos claims;

•	The reduction of the commitments of the lenders under such facility from $75 million to $60 million;

•	The elimination of GST as a borrower, the release of GST from the covenants under the facility, and the release of all liens on the assets of GST as collateral under the facility;

•	The elimination of GST’s accounts receivable and inventory from the borrowing base under the facility;

•	The rollover of a letter of credit in the face amount of $4.7 million for the account of GST and certain bank product obligations of GST to Bank of America, N.A. and its affiliates from such facility to the DIP Loan Agreement described in Note 2;

•	The increase of the interest rate on borrowings, with the applicable margin on LIBOR-based loans ranging from 2.00% to 2.50% per annum and the applicable margin on base rate, or “prime rate,” loans ranging from 1.00% to 1.50%; and

•	The increase of the fee with respect to the unused portion of the commitment under such facility from 0.25% to 0.50% per annum.
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
     None of the conditions that permit conversion were satisfied at December 31, 2010.
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
Future principal payments on long-term debt are as follows:

(in millions)
2011	$—
2012	—
2013	—
2014	—
2015	172.5
Thereafter	—

$172.5

     The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In the Consolidated Balance Sheets, this amount is shown net of a debt discount pursuant to the applicable accounting rules.
12. Short-Term Borrowings from GST and Notes Payable to GST
     The deconsolidation of GST from the Company’s financial results required certain intercompany indebtedness described below be reflected on the Company’s Consolidated Balance Sheets.
     As of December 31, 2010, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $22.1 million from GST’s subsidiaries in Mexico, Canada and Australia. The unsecured obligations are denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
     Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and the Company’s subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017 in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes amended and replaced promissory notes in the same principal amounts that were initially issued in March 2005 and which expired on January 1, 2010.
     The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverages to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans.
     The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 11.
13. Fair Value Measurements
     Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
U.S. government money market	$64.2	$64.2	$—	$—
Money market	24.0	24.0	—	—
Time deposits	3.3	3.3	—	—
European government money market	13.4	13.4

	104.9	104.9	—	—

Crucible back-up trust assets	20.0	20.0	—	—
Foreign currency derivatives	0.7	—	0.7	—
Deferred compensation assets	2.8	2.8	—	—

	$128.4	$127.7	$0.7	$—

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$6.7	$5.8	$0.9	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
U.S. government money market	$42.6	$42.6	$—	$—
Time deposits	28.6	28.6	—	—

	71.2	71.2	—	—

Crucible back-up trust assets	18.7	18.7	—	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	2.6	2.6	—	—

	$93.7	$92.5	$1.2	$—

Liabilities
Deferred compensation liabilities	$4.9	$4.9	$—	$—
Foreign currency derivatives	0.2	—	0.2	—

	$5.1	$4.9	$0.2	$—

     The Company’s cash equivalents, Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the Crucible back-up trust, see Note 19, “Commitments and Contingencies — Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
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
     As further discussed in Note 1, goodwill with a carrying value of $113.1 million was written down to its implied fair value of zero during 2009, resulting in a non-cash, pre-tax impairment charge of $113.1 million. The fair value measurements were calculated using unobservable inputs (primarily discounted cash flow analyses) and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Long-term debt	$135.8	$240.7	$130.4	$175.9
Notes payable to GST	227.2	235.7	—	—

	$363.0	$476.4	$130.4	$175.9

     The fair values for long-term debt are based on quoted market prices, so this would be considered a Level 1 computation. The Notes payable to GST computation would be considered Level 2 since it is based on rates available to the Company for debt with similar terms and maturities.
14. Pensions and Postretirement Benefits
     The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States and several European countries at the end of 2010. The Company and its subsidiaries also had non-contributory defined benefit pension plans in Canada and Mexico prior to the deconsolidation of GST LLC. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service. The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% Company contribution each year. The Company recorded $5.8 million, $5.8 million and $5.9 million in expenses in 2010, 2009 and 2008, respectively, for matching contributions under these plans.
     The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. The Company contributed $1.3 million to its U.S. pension plans in 2010. The Company did not make any cash contributions to its U.S. pension plans in 2009 as a result of credit balances available from previous discretionary contributions. In 2008, no contributions were required or made. The Company anticipates there will be a required funding of $18.0 million in 2011. The Company expects to make total contributions of approximately $0.4 million in 2011 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $196.8 million, $185.3 million and $112.5 million at December 31, 2010, and $218.4 million, $205.1 million and $133.3 million at December 31, 2009, respectively.
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
Domestic Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s U.S. defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2010 and 2009.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$200.7	$180.3	$10.5	$14.1
Service cost	5.1	5.1	0.6	0.6
Interest cost	10.5	11.2	0.4	0.7
Curtailment	(2.0)	—	—	—
Actuarial loss (gain)	15.9	11.4	0.6	(0.1)
Amendments	—	0.5	—	—
Administrative expenses	(1.0)	(1.4)	—	—
Benefits paid	(6.1)	(6.4)	(1.3)	(4.8)
Deconsolidation of GST	(33.5)	—	(6.3)	—

Projected benefit obligations at end of year	189.6	200.7	4.5	10.5

Change in Plan Assets
Fair value of plan assets at beginning of year	123.8	106.2
Actual return on plan assets	13.5	25.4
Administrative expenses	(1.0)	(1.4)
Benefits paid	(6.1)	(6.4)
Company contributions	1.3	—
Deconsolidation of GST	(19.0)	—

Fair value of plan assets at end of year	112.5	123.8

Underfunded Status at End of Year	$(77.1)	$(76.9)	$(4.5)	$(10.5)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$—	$—	$(0.8)	$(1.4)
Long-term liabilities	(77.1)	(76.9)	(3.7)	(9.1)

	$(77.1)	$(76.9)	$(4.5)	$(10.5)

     Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 consist of:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in millions)
Net actuarial loss	$58.4	$66.9	$0.6	$2.6
Prior service cost	0.6	3.3	0.4	1.2

	$59.0	$70.2	$1.0	$3.8

     The accumulated benefit obligation for all domestic defined benefit pension plans was $179.5 million and $188.6 million at December 31, 2010 and 2009, respectively.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.1	$5.1	$5.8	$0.6	$0.6	$1.0
Interest cost	10.5	11.2	10.4	0.4	0.7	0.7
Expected return on plan assets	(8.8)	(8.7)	(13.1)	—	—	—
Amortization of prior service cost	0.5	0.9	1.2	0.1	0.2	0.2
Recognized net actuarial loss	4.2	6.7	0.5	0.1	0.1	0.2
Curtailment	0.7	—	—	—	—	—
Deconsolidation of GST	(0.8)	—	—	—	—	—

Net periodic benefit cost	11.4	15.2	4.8	1.2	1.6	2.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	10.4	(5.3)	59.1	0.6	(0.3)	—
Prior service cost	(0.8)	0.5	0.4	0.1	—	0.7
Amortization of net loss	(4.2)	(6.7)	(0.5)	—	(0.1)	(0.2)
Amortization of prior service cost	(0.5)	(0.9)	(1.2)	(0.1)	(0.2)	(0.2)
Deconsolidation of GST	(14.1)	—	—	(3.3)	—	—
Other adjustment	(2.0)	—	—	(0.1)	—	—

Total recognized in other comprehensive income	(11.2)	(12.4)	57.8	(2.8)	(0.6)	0.3

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$0.2	$2.8	$62.6	$(1.6)	$1.0	$2.4

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.7 million and $0.3 million, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.5%	6.0%	6.25%	5.5%	6.0%	6.25%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	6.0%	6.25%	6.25%	6.0%	6.25%	6.25%
Expected long-term return on plan assets	8.0%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
     The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to the Citigroup Pension Discount Curve. This produced a discount rate of 5.5% at December 31, 2010. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2011. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.
     The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.
     The Company uses the RP-2000 mortality table to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2010	2009
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2014
     A one percentage point change in the assumed health-care cost trend rate would have an impact of not more than $0.1 million on net periodic benefit cost and $0.9 million on benefit obligations.
Plan Assets
     The asset allocation for pension plans at the end of 2010 and 2009, and the target allocation for 2011, by asset category are as follows:

	Target
	Allocation	Plan Assets at December 31,
	2011	2010	2009
Asset Category
Equity securities	65%	67%	70%
Fixed income	35%	33%	30%

	100%	100%	100%

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
     The plans invest exclusively in mutual funds whose holdings are marketable securities that trade on a recognized market and, as a result, would be considered Level 1 assets. The investment portfolio of the various funds at December 31, 2010 is as follows:

(in millions)	2010	2009
Mutual funds — U.S. equity	$57.0	$65.1
Fixed income treasury and money market	36.5	37.1
Mutual funds — international equity	18.6	21.1
Cash equivalents	0.4	0.5

	$112.5	$123.8

Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2011	$6.1	$0.8
2012	6.7	1.4
2013	7.5	0.8
2014	8.4	0.8
2015	9.2	0.8
Years 2016 — 2020	61.0	7.0

	$98.9	$11.6

Foreign Plans
     The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s foreign defined benefit pension plans as of and for the years ended December 31, 2010 and 2009.

	Pension Benefits
	2010	2009
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$19.1	$14.7
Service cost	0.3	0.6
Interest cost	0.6	1.0
Curtailments and settlements	(0.2)	(1.7)
Plan amendment	1.2	—
Actuarial loss	—	3.8
Benefits paid	(0.4)	(0.9)
Deconsolidation of GST	(12.6)	—
Other, primarily exchange rate adjustment	(0.1)	1.6

Projected benefit obligations at end of year	7.9	19.1

Change in Plan Assets
Fair value of plan assets at beginning of year	11.6	8.6
Actual return on plan assets	0.1	1.6
Company contributions	0.8	1.2
Benefits paid	(0.4)	(0.9)
Deconsolidation of GST	(11.3)	—
Other, primarily exchange rate adjustment	—	1.1

Fair value of plan assets at end of year	0.8	11.6

Funded Status	$(7.1)	$(7.5)

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$0.1	$0.7
Current liabilities	(0.2)	(0.3)
Long-term liabilities	(7.0)	(7.9)

	$(7.1)	$(7.5)

     Pre-tax charges (credits) recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 consist of:

	Pension Benefits
	2010	2009
	(in millions)
Net actuarial loss (gain)	$(0.9)	$3.8
Net transition asset	—	(0.2)
Prior service cost	1.2	—

	$0.3	$3.6

     The accumulated benefit obligations for all foreign defined benefit pension plans was $6.4 million and $17.6 million at December 31, 2010 and 2009, respectively.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.3	$0.6	$0.7	$—	$—	$—
Interest cost	0.6	1.0	1.0	—	—	—
Expected return on plan assets	(0.3)	(0.6)	(0.8)	—	—	—
Recognized net actuarial loss	0.6	0.1	0.1	—	—	—
Curtailment and settlement gain	—	(0.7)	—	—	—	(1.1)

Net periodic benefit cost	1.2	0.4	1.0	—	—	(1.1)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	0.2	1.9	(0.1)	—	—	0.6
Amortization of net loss	(0.8)	(0.1)	(0.1)	—	—	—
Prior service cost	1.2	—	—	—	—	—
Curtailment	—	—	—	—	—	(0.9)
Deconsolidation of GST	(4.1)	—	—	—	—	—
Other, primarily exchange rate adjustment	0.2	0.5	(0.6)	—	—	—

Total recognized in other comprehensive income	(3.3)	2.3	(0.8)	—	—	(0.3)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(2.1)	$2.7	$0.2	$—	$—	$(1.4)

     The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.3 million.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.7%	4.75%	7.0%	—	—	6.25%
Rate of compensation increase	3.3%	3.1%	3.0%	—	—	3.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.75%	7.0%	5.6%	—	—	5.5%
Expected long-term return on plan assets	6.4%	6.8%	6.8%	—	—	—
Rate of compensation increase	3.1%	3.1%	3.0%	—	—	3.0%

Plan Assets
     The European plans are generally unfunded.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

Pension
Benefits
(in millions)
2011	$0.3
2012	0.2
2013	0.2
2014	0.5
2015	0.6
Years 2016 — 2020	3.4

$5.2

15. Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	As of December 31,
	2010	2009
	(in millions)
Unrealized translation adjustments	$44.2	$52.7
Pension and other postretirement plans	(37.7)	(48.5)
Accumulated net gain (loss) on cash flow hedges	(0.9)	0.6

Accumulated other comprehensive income	$5.6	$4.8

     The unrealized translation adjustments are net of deferred taxes of $1.0 million and $1.1 million in 2010 and 2009, respectively. The pension and other postretirement plans are net of deferred taxes of $22.6 million and $29.1 million, in 2010 and 2009, respectively. The accumulated net gain on cash flow hedges is net of deferred taxes of $0.5 million and $0.4 million in 2010 and 2009, respectively.
16. Shareholders’ Equity
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
17. Equity Compensation Plan
     The Company has an equity compensation plan (the “Plan”) that initially provided for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. Another 0.4 million shares were authorized in April 2009. As of December 31, 2010, there are 1.2 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.
     Revisions were made to the plan in 2009, which allow awards of restricted share units to be granted to executives and other key employees. In the 2009 plan, one-half of these restricted share unit awards will vest three years after the grant date and the balance will vest four years after the grant date. In the 2010 plan, all share unit awards will vest in three years. In 2010 and 2009, 78,362 and 312,061 restricted share units were granted under the plan with a fair value at the grant date of $1.9 million and $5.8 million or $24.49 and $18.73 per share, respectively. Compensation expense related to the restricted share units of $1.6 million and $0.9 million in 2010 and 2009, respectively, is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. The related income tax benefit was $0.6 million and $0.3 million, respectively. As of December 31, 2010, there was $3.5 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted average period of 2.3 years.
     A summary of the restricted share units activity during the year ended December 31, 2010, is presented below.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	288,839	$18.73
Granted	78,362	24.49
Forfeited	(30,295)	19.83
Shares settled for cash	(19,301)	28.90

Nonvested at December 31, 2010	317,605	$18.91

     Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2010 and 2008. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.
     A summary of the performance share activity during the year ended December 31, 2010, is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	290,110	$30.66
Granted	331,692	24.10
Vested	(52,292)	30.66
Forfeited	(58,274)	27.33
Achievement level adjustment	(209,168)	30.66

Nonvested at December 31, 2010	302,068	$24.10

     The performance share awards granted had a fair value, which approximated market value, at the grant date of $4.0 million and $5.5 million or $24.10 and $30.66 per share in 2010 and 2008, respectively. Compensation expense related to the performance shares is recorded using the straight-line method over the applicable performance period and amounted to $3.5 million, $0.3 million and $3.1 million in 2010, 2009 and 2008, respectively. Compensation cost is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives. The related income tax benefit was $1.3 million, $0.1 million and $1.2 million, respectively. The 2008 performance share awards vested as of December 31, 2010 and were paid in February 2011.
     As of December 31, 2010, there was $4.5 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized in 2011 through 2012.
     Non-qualified and incentive stock options were granted in 2008, 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.4 million, $0.4 million and $0.3 million in 2010, 2009 and 2008, respectively, with a related income tax benefit of $0.2 million, $0.2 million and $0.1 million, respectively. As of December 31, 2010, there was $0.1 million of unrecognized compensation cost related to nonvested stock options that is expected to be recognized in 2011.
     The following table provides certain information with respect to stock options as of December 31, 2010:

				Weighted
			Weighted	Average
Range of	Stock Options	Stock Options	Average	Remaining
Exercise Price	Outstanding	Exercisable	Exercise Price	Contractual Life
Under $20.00	132,700	132,700	$5.51	1.58 years

Over $20.00	100,000	66,000	$34.55	7.29 years

Total	232,700	198,700	$15.16	3.48 years

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
     The option awards issued in 2008 had a fair value of $12.85 per share at their grant date. The following assumptions were used to estimate the fair value of the 2008 option awards:

Average expected term	6 years

Expected volatility	33.0%

Risk-free interest rate	2.8%

Expected dividend yield	0.0%
     A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

	Share	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2009	456,923	$11.70
Exercised	(224,223)	5.17

Balance at December 31, 2010	232,700	$17.99

     As of December 31, 2010, the aggregate intrinsic value of the outstanding and exercisable shares was $5.5 million and $5.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $8.2 million, $4.9 million and $2.7 million, respectively.

     All outstanding share options granted in 2003 and 2002 were fully vested by December 31, 2006 and 66,000 of the share options granted in 2008 have vested. The total fair value of share options vested during the year ended December 31, 2010 was $1.1 million.
     Consideration received from option exercises under the Plan for the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $0.9 million and $0.4 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $0.5 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Restricted stock, with restriction periods ranging from one to six years from the initial grant date of 4,000 shares, 2,500 shares and 133,103 shares were issued in 2010, 2009 and 2008, respectively. Compensation expense related to all restricted shares of $1.2 million, $1.1 million and $1.0 million in 2010, 2009 and 2008, respectively, is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. In 2010, 2,500 shares were vested, leaving 137,103 shares nonvested at the end of the year with a weighted-average grant date fair value of $32.35 per share. As of December 31, 2010, there was $1.2 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 1.4 years.
     A summary of restricted stock activity during the year ended December 31, 2010, is presented below.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	135,603	$32.37
Granted	4,000	31.75
Vested/issued	(2,500)	21.46

Nonvested at December 31, 2010	137,103	$32.35

     Each non-employee director receives an annual grant of phantom shares equal in value to $75,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense (income) recognized in the years ended December 31, 2010, 2009 and 2008 related to these phantom share grants was $1.7 million, $1.0 million and $(0.1) million, respectively. Cash payments of $0.4 million were used to settle phantom shares during 2010.
18. Business Segment Information
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
     The results of GST and subsidiaries prior to deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Sales
Sealing Products	$397.6	$399.4	$503.5
Engineered Products	302.5	238.3	350.0
Engine Products and Services	166.0	166.7	142.1

	866.1	804.4	995.6
Intersegment sales	(1.1)	(1.4)	(1.8)

Total sales	$865.0	$803.0	$993.8

Segment Profit (Loss)
Sealing Products	$70.3	$55.8	$87.0
Engineered Products	16.3	(13.3)	38.5
Engine Products and Services	35.5	30.5	20.2

Total segment profit	122.1	73.0	145.7

Corporate expenses	(36.7)	(28.9)	(27.4)
Asbestos-related expenses	(23.3)	(135.5)	(52.1)
Goodwill impairment charge	—	(113.1)	—
Gain on deconsolidation of GST	54.1	—	—
Interest expense, net	(25.9)	(11.4)	(10.0)
Other income (expense), net	(7.7)	17.7	(6.6)

Income (loss) from continuing operations before income taxes	$82.6	$(198.2)	$49.6

     No customer accounted for 10% or more of net sales in 2010, 2009 or 2008.

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Capital Expenditures
Sealing Products	$8.4	$11.2	$24.8
Engineered Products	7.4	7.7	16.1
Engine Products and Services	5.9	3.0	3.7
Corporate	0.2	0.2	0.2

Total capital expenditures	$21.9	$22.1	$44.8

Depreciation and Amortization Expense
Sealing Products	$16.7	$16.9	$15.9
Engineered Products	18.4	19.0	19.6
Engine Products and Services	3.9	3.8	3.9
Corporate	0.6	0.6	0.7

Total depreciation and amortization	$39.6	$40.3	$40.1

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net Sales by Geographic Area
United States	$453.7	$421.0	$474.2
Europe	251.0	224.7	329.3
Other foreign	160.3	157.3	190.3

Total	$865.0	$803.0	$993.8

     Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2010	2009
	(in millions)
Assets
Sealing Products	$253.5	$321.1
Engineered Products	329.0	314.1
Engine Products and Services	82.8	87.9
Corporate	483.0	440.6
Discontinued operations	—	57.5

	$1,148.3	$1,221.2

Long-Lived Assets
United States	$78.0	$110.8
France	22.8	26.0
Other Europe	29.5	32.9
Other foreign	9.9	15.7

Total	$140.2	$185.4

     Corporate assets include all of the Company’s cash and cash equivalents, investment in GST, asbestos insurance receivables and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.
19. Commitments and Contingencies
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 17 sites where the costs to it are expected to exceed $100,000. Investigations have been completed for 13 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on the factors discussed above. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2010 and 2009, EnPro had accrued liabilities of $14.7 million and $20.5 million, respectively, for estimated future expenditures relating to environmental contingencies. The amounts recorded in the Consolidated Financial Statements have been recorded on an undiscounted basis.
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
     Because of the possibility there could be insufficient funds in the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”). The trust assets of the Back-Up Trust are reflected in the Company’s Consolidated Balance Sheets in other long-term assets and amounted to $20.0 million at December 31, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund the estimated payments from the trust until the final valuation date in 2015.
     On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, is no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided in two and distributed in accordance with the agreement. The Company received one GIC with a current contract value of approximately $18 million, and another GIC with a current contract value of approximately $2.3 million. The second GIC is being held in a special account in case of a shortfall in the Benefits Trust. In addition, the Company contributed $0.9 million directly to the Benefits Trust.
     In 2009, the Company recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits. A recent actuarial analysis determined that the potential liability for any shortfalls in the Benefits Trust was significantly less than the amount previously accrued and held in the Back-Up Trust as security. As a result, the Company reduced the potential liability by $19.2 million. The remaining potential liability of $2.9 million is recorded in other liabilities at December 31, 2010.
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
     Changes in the carrying amount of the product warranty liability for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009
	(in millions)
Balance at beginning of year	$3.6	$2.4
Charges to expense	4.4	2.1
Settlements made (primarily payments)	(4.1)	(0.9)
Deconsolidation of GST	(0.4)	—

Balance at end of year	$3.5	$3.6

     Asbestos
     Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through Garrison.
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
     As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court has issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order of the Bankruptcy Court.
     GST LLC and Anchor have been among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed have varied from action to action, and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither GST LLC nor Anchor has been required to pay any punitive damage awards. Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 asbestos claims to conclusion (including judgments, settlements and dismissals) and, together with their insurers, have paid over $1.4 billion in settlements and judgments and have incurred over $400 million in fees and expenses.
     Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying

GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company believes that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. The Company believes that these procedures enable claimants to “double dip”— by collecting payments from defendants in the tort system for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
     In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.
     During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over these companies. Accordingly, under generally accepted accounting principles, the Company’s investment in GST was deconsolidated from its financial results beginning on the Petition Date. As a result, the Company’s financial results for the year ended December 31, 2010, which include the results from GST only through the Petition Date, may not be comparable to those of prior year periods.
     Much of the remaining portion of this section updates information about the Company’s subsidiaries’ asbestos claims management experience prior to the Petition Date.
     Claims Mix. Of the more than 90,000 open cases at the Petition Date, the Company is aware of approximately 5,100 that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by GST LLC in recent years have been paid in connection with mesothelioma claims.
     Product Defenses. The asbestos in products formerly sold by GST LLC and Anchor was encapsulated, which means the asbestos fibers incorporated into the products during the manufacturing process were sealed in binders. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as GST LLC’s gaskets. Even though no warning label was required, GST LLC included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by GST LLC are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, GST LLC discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.
     Recent Trial Results. During the first half of 2010, GST LLC began three trials. In a Texas mesothelioma case, the jury awarded the plaintiff $3 million; GST LLC’s 45% share of this verdict was $1,350,000. GST LLC appealed. Two mesothelioma trials in Philadelphia settled during trial prior to a verdict.
     GST LLC won defense verdicts in ten of nineteen cases tried to verdict in the years 2006 through the Petition Date. In the ten successful jury trials, the juries determined that either GST LLC’s products were not defective, that GST LLC was not negligent, or that GST LLC’s products did not cause the claimants’ injuries. GST LLC’s share of the nine adverse verdicts, most of which are being appealed, ranged from $0 to $1,350,000 and averaged about $490,000.
     Appeals. In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500,000 verdict that was entered against GST LLC in 2008, granting a new trial. At June 4, 2010, five GST LLC appeals were pending from adverse verdicts totaling $3.6 million.
     Insurance Coverage. At December 31, 2010, the Company had $167.2 million of insurance coverage that the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $23.3 million since the Petition Date. In addition, at the Petition Date, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $167.2 million of collectible insurance coverage and trust assets, the Company considers $163.8 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $167.2 million, $131.2 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
     Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ liability for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White, a recognized expert, to assist in estimating its subsidiaries’ liability for pending and future asbestos claims. The Company has updated its estimate of the subsidiary liability regularly.
     In 2010 prior to the Petition Date, the Company recorded a pre-tax charge of $23.3 million in connection with the update of GST LLC’s asbestos liability. The charge reflects $13.8 million of fees and expenses paid during the period and a $9.5 million non-cash charge. In 2009, the Company recorded a pre-tax charge of $135.5 million to reflect cash outlays of $29.3 million for fees and expenses and a $106.2 million non-cash charge.
     Quantitative Claims and Insurance Information. The Company’s recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, the Company had remaining insurance and trust coverage of $192.4 million. Included is $156.3 million in insured claims and expenses that the Company’s subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of its insurance policies, subject to potential competing claims of other covered subsidiaries and their assignees, and have been billed to the insurance carriers.
     The table below quantitatively depicts the asbestos-related cash flows and the amount that the Company expects to be available from insurance related to this liability (see Note 2 for condensed combined financial data of GST LLC and Garrison).

	As of and for the
	Period Ended
	June 4,	December 31,
	2010	2009
Cash Flow (dollars in millions)
Payments (1)	$(52.5)	$(109.6)
Insurance recoveries (2)	48.7	69.8

Net cash flow (outflow)	$(3.8)	$(39.8)

Solvent Insurance and Trust Assets (dollars in millions)
Insurance receivable for previously paid claims (3)	$156.3	$183.3
Insurance available for pending and future claims	36.1	55.3

Remaining solvent insurance and trust assets	$192.4	$238.6

(1)	Includes all payments for judgments, settlements, fees and expenses made in the period.

(2)	Includes all recoveries from insurance received in the period. Additional insurance payments totaling $23.3 million have been received after the Petition Date and the proceeds are included in the cash balances of GST LLC.

(3)	Includes previous payments for which GST LLC is entitled to receive corresponding insurance recoveries but has not received payment, in large part due to annual limits imposed under insurance arrangements; these payments will become due over time as long as the insurance, which could also become subject to competing claims against other current and former Coltec affiliates, remains available.
     Other Commitments
     The Company has a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2010:

(in millions)
2011	$10.0
2012	8.9
2013	8.3
2014	7.2
2015	6.1
Thereafter	7.7

Total minimum payments	$48.2

     Net rent expense was $12.7 million, $13.6 million and $14.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
20. Subsequent Events
     In January 2011, the Company acquired the assets of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business will become part of Stemco, which is in the Sealing Products segment. Brake shoes are the third product line added by Stemco since the third quarter of 2009. Rome Tool & Die’s headquarters and manufacturing facility are located in Rome, Georgia.
     In February 2011, the Company acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products which ensure the safe flow of fluids through pipeline transmission and distribution systems, worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. It operates facilities in the United States, Germany and the United Kingdom, and will be included in EnPro’s Garlock group of companies in the Sealing Products segment. PSI employs about 200 people with primary manufacturing locations in Houston, Texas; St. Neots, United Kingdom; and Nehren and Furth, Germany. The company has additional locations in Dubai, and Kuala Lumpur, Malaysia.
     In February 2011, the Company acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business has locations in Calgary, Edmonton and Grand Prairie, Alberta, and will be part of our Engineered Products segment.
     These acquisitions were paid for with approximately $152 million in cash. The purchase price allocations are still subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements.

21. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$228.2	$185.1	$250.8	$205.3	$194.5	$189.4	$191.5	$223.2

Gross profit	$88.6	$64.2	$91.7	$68.3	$73.2	$66.7	$70.5	$80.0

Income (loss) from continuing operations	$5.6	$1.1	$44.5	$(106.4)	$4.9	$1.0	$6.3	$(39.3)

Income from discontinued operations	$93.4	$2.1	$0.7	$0.7	$—	$0.8	$—	$0.7

Net income (loss)	$99.0	$3.2	$45.2	$(105.7)	$4.9	$1.8	$6.3	$(38.6)

Basic earnings (loss) per share:
Continuing operations	$0.28	$0.06	$2.19	$(5.33)	$0.24	$0.05	$0.31	$(1.96)
Discontinued operations	4.61	0.10	0.03	0.03	—	0.04	—	0.03

Net income (loss) per share	$4.89	$0.16	$2.22	$(5.30)	$0.24	$0.09	$0.31	$(1.93)

Diluted earnings (loss) per share:
Continuing operations	$0.27	$0.06	$2.17	$(5.33)	$0.24	$0.05	$0.30	$(1.96)
Discontinued operations	4.56	0.10	0.03	0.03	—	0.04	—	0.03

Net income (loss) per share	$4.83	$0.16	$2.20	$(5.30)	$0.24	$0.09	$0.30	$(1.93)

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)
Allowance for Doubtful Accounts

	Balance,
	Beginning	Charge	Write-off of		Balance,
	of Year	to Expense	Receivables	Other (1)	End of Year
2010	$4.2	$1.1	$(1.4)	$(0.3)	$3.6

2009	$4.6	$1.0	$(1.6)	$0.2	$4.2

2008	$3.5	$1.6	$(0.7)	$0.2	$4.6

(1)	Consists primarily of the effect of changes in currency rates and the deconsolidation of GST.
Deferred Income Tax Valuation Allowance

	Balance,		Expiration of
	Beginning	Charge	Net Operating		Balance,
	of Year	to Expense	Losses	Other (2)	End of Year
2010	$1.5	$4.3	$—	$1.1	$6.9

2009	$1.7	$1.6	$(1.1)	$(0.7)	$1.5

2008	$2.2	$0.5	$(0.7)	$(0.3)	$1.7

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.