Form 10-Q
period 2011-03-31
ENPRO INDUSTRIES, INC
filed 2011-05-09
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2011

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
Yes ☐      No ☑
As of May 6, 2011, there were 20,670,874 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-2.1
EX-10.2
EX-23.1
EX-31.1
EX-31.2
EX-32

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters Ended March 31, 2011 and 2010
(in millions, except per share amounts)

	2011	2010
Net sales	$269.6	$228.2
Cost of sales	175.6	139.6

Gross profit	94.0	88.6

Operating expenses:
Selling, general and administrative expenses	62.3	62.5
Asbestos-related expenses	—	14.5
Other operating expense	0.3	0.5

	62.6	77.5

Operating income	31.4	11.1
Interest expense	(9.9)	(3.1)
Interest income	0.4	0.3

Income from continuing operations before income taxes	21.9	8.3
Income tax expense	(6.7)	(2.7)

Income from continuing operations	15.2	5.6
Income from discontinued operations, net of taxes	—	93.4

Net income	$15.2	$99.0

Basic earnings per share:
Continuing operations	$0.74	$0.28
Discontinued operations	—	4.61

Net income per share	$0.74	$4.89

Diluted earnings per share:
Continuing operations	$0.71	$0.27
Discontinued operations	—	4.56

Net income per share	$0.71	$4.83

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Quarters Ended March 31, 2011 and 2010
(in millions)

	2011	2010
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$15.2	$99.0
Adjustments to reconcile net income to net cash used in operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(93.4)
Depreciation	5.8	6.6
Amortization	4.8	4.3
Accretion of debt discount	1.5	1.4
Deferred income taxes	(0.4)	4.9
Stock-based compensation	0.4	1.2
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos liabilities, net of insurance receivables	—	4.7
Accounts and notes receivable	(25.8)	(27.9)
Inventories	(7.5)	3.5
Accounts payable	4.4	(0.1)
Other current assets and liabilities	(9.0)	(10.7)
Other non-current assets and liabilities	(2.2)	2.7

Net cash used in operating activities of continuing operations	(12.8)	(3.8)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(5.3)	(3.4)
Divestiture of business	—	184.2
Acquisitions, net of cash acquired	(152.2)	0.2

Net cash provided by (used in) investing activities of continuing operations	(157.5)	181.0

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Repayments of short-term borrowings	(3.7)	—
Repayments of debt	—	(0.1)
Debt issuance costs	(0.7)	—
Proceeds from issuance of common stock	—	0.3

Net cash provided by (used in) financing activities of continuing operations	(4.4)	0.2

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	1.4
Investing cash flows	—	(0.1)

Net cash provided by discontinued operations	—	1.3

Effect of exchange rate changes on cash and cash equivalents	1.4	(1.7)

Net increase (decrease) in cash and cash equivalents	(173.3)	177.0
Cash and cash equivalents at beginning of year	219.2	76.8

Cash and cash equivalents at end of period	$45.9	$253.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15.0	$—
Income taxes	$7.0	$(1.3)
Asbestos-related claims and expenses, net of insurance recoveries	$—	$16.4
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$45.9	$219.2
Accounts and notes receivable	189.8	142.1
Inventories	103.4	77.0
Prepaid expenses and other current assets	42.1	38.6

Total current assets	381.2	476.9
Property, plant and equipment	154.8	140.2
Goodwill	165.8	112.1
Other intangible assets	181.2	115.1
Investment in GST	236.9	236.9
Other assets	62.4	67.1

Total assets	$1,182.3	$1,148.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from GST	$19.0	$22.1
Notes payable to GST	10.2	—
Current maturities of long-term debt	1.0	—
Accounts payable	70.0	57.5
Accrued interest payable	9.6	26.3
Other accrued expenses	76.4	74.0

Total current liabilities	186.2	179.9
Long-term debt	138.4	135.8
Notes payable to GST	227.2	227.2
Pension liability	84.4	84.1
Other liabilities	42.2	44.9

Total liabilities	678.4	671.9

Commitments and contingencies

Shareholders’ equity
Common stock — $.01 par value; 100,000,000 shares authorized; issued, 20,687,289 shares in 2011 and 20,641,804 in 2010	0.2	0.2
Additional paid-in capital	411.7	411.3
Retained earnings	75.9	60.7
Accumulated other comprehensive income	17.5	5.6
Common stock held in treasury, at cost — 208,612 shares in 2011 and 209,063 shares in 2010	(1.4)	(1.4)

Total shareholders’ equity	503.9	476.4

Total liabilities and shareholders’ equity	$1,182.3	$1,148.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recently Issued Accounting Pronouncement
     Overview
     EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that include sealing products, self-lubricating, non-rolling bearing products, precision engineered components and lubrication systems for reciprocating compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for these engines.
     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2010, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2010.
     Revenues, expenses, cash flows, assets and liabilities can and do vary each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
     All significant intercompany accounts and transactions between the Company’s consolidated operations have been eliminated.
     Recently Issued Accounting Pronouncement
     In December 2010, accounting guidance was amended to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.
2. Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
     The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec Industries Inc (“Coltec”). The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers are managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison may be collectively referred to as “GST.”
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
     GST’s financial results are included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, the Company’s investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires the Company to present its ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in the Company’s results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.
     Financial Results
     Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions, at historical cost)

	Quarters Ended
	March 31,
	2011	2010
Net sales	$57.7	$48.0
Cost of sales	35.2	30.7

Gross profit	22.5	17.3

	Quarters Ended
	March 31,
	2011	2010
Operating expenses:
Selling, general and administrative expenses	11.8	10.8
Asbestos-related expenses	0.7	14.5
Other operating expense	—	0.1

	12.5	25.4

Operating income (loss)	10.0	(8.1)

Interest income, net	6.6	6.2

Income (loss) before reorganization expenses and income taxes	16.6	(1.9)
Reorganization expenses	(3.6)	—

Income (loss) before income taxes	13.0	(1.9)
Income tax benefit (expense)	(5.2)	0.6

Net income (loss)	$7.8	$(1.3)

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
(in millions, at historical cost)

	Quarters Ended
	March 31,
	2011	2010
Net cash flows from operating activities	$6.4	$(8.5)

Investing activities
Purchases of property, plant and equipment	(0.5)	(0.5)
Net receipts from loans to affiliates	3.7	21.3

Net cash provided by investing activities	3.2	20.8

Effect of exchange rate changes on cash and cash equivalents	0.2	0.1

Net increase in cash and cash equivalents	9.8	12.4
Cash and cash equivalents at beginning of period	87.1	1.5

Cash and cash equivalents at end of period	$96.9	$13.9

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions, at historical cost)

	March 31,	December 31,
	2011	2010
Assets:
Current assets	$190.3	$182.5
Property, plant and equipment	40.9	41.2
Asbestos insurance receivable	158.0	158.0
Deferred income taxes	123.5	126.7
Notes receivable from affiliate	227.2	227.2
Other assets	24.6	24.4

Total assets	$764.5	$760.0

Liabilities and Shareholder’s Equity:
Current liabilities	$48.4	$48.4
Other liabilities	22.4	26.7
Liabilities subject to compromise (A)	469.0	469.2

Total liabilities	539.8	544.3
Shareholder’s equity	224.7	215.7

Total liabilities and shareholder’s equity	$764.5	$760.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims.
     Related Party Transactions
     The Company regularly transacts business with GST, and previously, these related party transactions had been eliminated in consolidation. Due to the deconsolidation of GST, transactions occurring after June 4, 2010, are now reflected on the Company’s Consolidated Statement of Operations. Sales to GST totaling $5.8 million are reflected in net sales and purchases from GST totaling $5.2 million are reflected in cost of sales for the quarter ended March 31, 2011. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal and human relations under a support services agreement. Amounts due from GST resulting from their purchase of goods and services from the Company totaling $12.8 million and $17.0 million are included in accounts and notes receivable and amounts due to GST resulting from the Company’s purchase of goods from GST totaling $4.7 million and $3.4 million are included in accounts payable in the Company’s March 31, 2011 and December 31, 2010, Consolidated Balance Sheets, respectively.
     Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian Dollar, Canadian Dollar, Mexican Peso and U.S. Dollar with a notional amount of $2.9 million as of March 31, 2011. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.
     As discussed more fully in Note 10, the deconsolidation of GST from the Company’s results requires short-term borrowings from GST and notes payable to GST, which had previously been eliminated in consolidation, to be reflected on the Company’s Consolidated Balance Sheets. Interest expense related to these borrowings of $6.6 million is reflected in interest expense for the quarter ended March 31, 2011, and accrued interest of $6.4 million and $24.9 million is included in accrued interest payable at March 31, 2011 and December 31, 2010, respectively.

     Debtor-in-Possession Financing
     On June 8, 2010, GST entered into a Post-Petition Loan and Security Agreement (the “DIP Loan Agreement”) with a bank to establish a secured revolving credit facility pursuant to which GST may from time to time obtain loans, letters of credit and bank products in an aggregate amount up to $10 million outstanding at any time (with a sublimit of $8 million for letters of credit). Actual borrowing availability at any date is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, which borrowing base is reduced by loans and letters of credit outstanding and certain reserves. The obligations of GST under the DIP Loan Agreement are guaranteed by GST LLC and Garrison and secured by certain assets of GST. As a result of the deconsolidation of GST from the Company’s financial results, any indebtedness incurred under the DIP Loan Agreement would not be reflected in the Company’s Consolidated Balance Sheets.
3. Acquisitions
     In January 2011, the Company acquired the assets of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of Stemco, which is in the Sealing Products segment. Brake shoes are the third product line added by Stemco since the third quarter of 2009. Rome Tool & Die’s headquarters and manufacturing facility are located in Rome, Georgia.
     In February 2011, the Company acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. It operates facilities in the United States, Germany and the United Kingdom, and is included in EnPro’s Garlock group of companies in the Sealing Products segment. PSI employs about 200 people with primary manufacturing locations in Houston, Texas; St. Neots, United Kingdom; and Nehren and Furth, Germany.
     In February 2011, the Company acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business has locations in Calgary, Edmonton and Grand Prairie, Alberta, and is part of the Company’s Engineered Products segment.
     The acquisitions completed during 2011 were paid for with $152.2 million in cash which included $100.0 million for the purchase of PSI. Additionally, there were approximately $1.0 million of acquisition related costs recorded during the period. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired and liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $51.4 million, of which $33.3 million is expected to be tax deductible over a period of up to 15 years. Identifiable intangible assets acquired as part of the acquisitions were $68.5 million, including $1.2 million of indefinite-lived trade names and $67.3 million of definite-lived intangibles, such as customer and distributor relationships, proprietary technology, and trade names with a weighted average amortization period of approximately 11.9 years. The Company continues to evaluate the purchase price allocation, primarily the value of certain intangible assets, and may revise the purchase price allocation in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

(in millions)
Accounts and notes receivable	$18.8
Inventories	17.2
Property, plant and equipment	12.3
Goodwill	51.4
Other intangible assets	68.5
Other assets	0.9
Liabilities assumed	(16.9)

$152.2

     Sales for the acquisitions of $20.3 million and pre-tax income of $0.4 million are included in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2011. The following pro forma condensed consolidated financial results of operations for the Company for the quarters ended March 31, 2011 and 2010, are presented below as if the acquisitions had been completed on January 1, 2010:

	Quarters Ended
	March 31,
	2011	2010
	(in millions)
Pro forma net sales	$279.0	$248.5
Pro forma net income from continuing operations	17.7	4.0
     The 2011 supplemental pro forma net income was adjusted to exclude $1.0 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2010 supplemental pro forma net income was adjusted to include these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on January 1, 2010, or of future results of the consolidated entities.
4. Discontinued Operations
     During the fourth quarter of 2009, the Company announced its plans to sell the Quincy Compressor business (“Quincy”), which had been reported within the Engineered Products segment. Accordingly, the Company has reported, for all periods presented, the results of operations and cash flows of Quincy as a discontinued operation in the accompanying consolidated financial statements.
     On March 1, 2010, the Company completed the sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., Quincy’s operation in China (“Q-Tech”). The sale of the equity interests in Q-Tech was completed during the second quarter of 2010.
     For the quarter ended March 31, 2010, results of operations from Quincy during the period owned by EnPro were as follows:

Sales	$20.9

Income from discontinued operations	$2.4
Income tax expense	(0.9)

1.5

Gain from disposal of discontinued operations, net of tax	91.9

Income from discontinued operations, net of taxes	$93.4

5. Comprehensive Income
     Total comprehensive income consists of the following:

	Quarters Ended
	March 31,
	2011	2010
	(in millions)
Net income	$15.2	$99.0
Foreign currency translation adjustments	9.8	(7.9)
Pensions and postretirement benefits	0.8	1.1
Net unrealized gains (losses) from cash flow hedges	1.3	(0.6)

Total comprehensive income	$27.1	$91.6

6. Earnings Per Share
     The computations of basic and diluted earnings per share are as follows:

	Quarters Ended
	March 31,
	2011	2010
	(in millions, except per
	share amounts)
Numerator (basic and diluted):
Continuing operations	$15.2	$5.6
Discontinued operations	—	93.4

Net income	$15.2	$99.0

Denominator:
Weighted-average shares — basic	20.5	20.3
Share-based awards	0.3	0.2
Convertible debentures	0.7	—

Weighted-average shares — diluted	21.5	20.5

Earnings per share — basic:
Continuing operations	$0.74	$0.28
Discontinued operations	—	4.61

	$0.74	$4.89

Earnings per share — diluted:
Continuing operations	$0.71	$0.27
Discontinued operations	—	4.56

	$0.71	$4.83

     As discussed further in Note 9, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price did not exceed $33.79 per share in the quarter ended March 31, 2010, so there is no impact on diluted earnings per share from the Debentures for that period.
7. Inventories
     Inventories consist of the following at March 31, 2011 and December 31, 2010:

	2011	2010
	(in millions)
Finished products	$59.5	$54.1
Deferred costs relating to long-term contracts	37.0	49.9
Work in process	19.2	9.4
Raw materials and supplies	36.3	24.2

	152.0	137.6
Reserve to reduce certain inventories to LIFO basis	(10.9)	(10.6)
Progress payments	(37.7)	(50.0)

Total	$103.4	$77.0

     The Company uses the last-in, first-out (“LIFO”) method of valuing certain of its inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, which are subject to change until the final year-end LIFO inventory valuation.
8. Goodwill and Other Intangible Assets
     The changes in the net carrying value of goodwill by reportable segment for the quarter ended March 31, 2011, are as follows:

			Engine
	Sealing	Engineered	Products and
	Products	Products	Services	Total
	(in millions)
Gross goodwill as of December 31, 2010	$93.5	$148.0	$7.1	$248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	65.7	39.3	7.1	112.1

Foreign currency translation	1.3	1.0	—	2.3
Acquisitions	43.6	7.8	—	51.4

Gross goodwill as of March 31, 2011	138.4	156.8	7.1	302.3
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of March 31, 2011	$110.6	$48.1	$7.1	$165.8

     The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of March 31, 2011		As of December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Customer relationships	$150.9	$44.0	$101.0	$41.5
Existing technology	28.5	9.2	27.9	8.8
Trademarks	54.6	8.4	39.4	7.9
Other	22.1	13.3	17.1	12.1

	$256.1	$74.9	$185.4	$70.3

     Amortization expense for the quarters ended March 31, 2011 and 2010, was $4.0 million and $3.5 million, respectively. The Company has trademarks with indefinite lives that are included in the table above with a carrying amount of approximately $26 million and $25 million as of March 31, 2011 and December 31, 2010, respectively, which are not amortized.
9. Long-Term Debt
     Debentures
     The Company has $172.5 million outstanding in aggregate principal amount of Debentures, originally recorded net of a discount of $61.3 million. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.
     Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances described more fully in the Company’s most recent Form 10-K. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share.
     None of the conditions that permit conversion were satisfied at, or during the quarter ended March 31, 2011.
     Upon conversion of any Debentures, the Company is obligated to deliver, in respect of each $1,000 aggregate principal amount of the Debentures being converted (i) cash equal to the lesser of $1,000 and the Conversion Value (defined below) and (ii) to the extent the Conversion Value exceeds $1,000, a number of shares equal to the sum of, for each day of the cash settlement period, (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of the Company’s common stock for such date and (B) $1,000, divided by (2) the closing price of the Company’s common stock for such day.
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
     The debt discount, $35.2 million and $36.7 million as of March 31, 2011 and December 31, 2010, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Debentures for the quarters ended March 31, 2011 and 2010 includes $1.7 million of contractual interest coupon in both periods and $1.5 million and $1.4 million, respectively, of debt discount amortization.
     Credit Facility
     The Company’s primary U.S. operating subsidiaries, other than GST, amended and extended the maturity date of their senior secured revolving credit facility effective March 31, 2011. The amended agreement provides initially for a $125 million senior revolving credit facility, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. Under certain conditions the Company may request that the facility be increased by up to $50 million, to $175 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016.
     Borrowings under the credit facility are secured by specified assets of the Company and its U.S. operating subsidiaries, other than GST, and primarily include accounts receivable, inventory, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to disposal or sale of the foregoing. Subsidiary capital stock, real estate, and other fixed assets are not included as collateral.
     Outstanding borrowings under the credit facility initially bear interest at a rate equal to, at the Company’s option, either (1) a base/prime rate plus 1% or (2) the adjusted one, two, three or six-month LIBOR rate plus 2%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 1.00% to 1.50% for base/prime rate loans and from 2.00% to 2.50% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate ranging between 0.375% and 0.50%, depending on the level of outstanding borrowings. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.
     The credit agreement contains customary covenants and restrictions for an asset-based credit facility, including negative covenants limiting certain: fundamental changes (such as merger transactions); loans; incurrence of debt other than specifically permitted debt; transactions with affiliates that are not on arm’s-length terms; incurrence of liens other than specifically permitted liens; repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents); prepayments of other debt; dividends; asset dispositions other than as specifically permitted; and acquisitions and other investments other than as specifically permitted.

     In the event that the amount available for borrowing under the credit facility exceeds $20 million, the limitation on fixed asset dispositions is not applicable. Moreover, the limitations on acquisitions, investments in foreign subsidiaries, dividends (including those required to make payments on our convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable if the following conditions are satisfied: the Company’s subsidiaries identified as borrowers under the credit facility have either (a) pro forma average borrowing availability under the credit facility greater than the greater of (i) the lesser of 25% of (A) the available borrowing base or (B) the aggregate commitments of the lenders under the credit facility or (ii) $20 million or (b) (i) pro forma average borrowing availability under the credit facility greater than the greater of (A) the lesser of 20% of (I) the available borrowing base or (II) the aggregate commitments of the lenders under the credit facility or (B) $17.5 million, and (ii) maintained a pro forma fixed charge coverage ratio that is greater than 1.0 to 1.0.
     The credit facility also requires that the Company maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing is less than an amount equal to the greater of (a) the lesser of 15% of (i) the available borrowing base or (ii) the aggregate commitments of the lenders under the credit facility or (b) $15 million (which amount, in the event of any commitment increase, is increased by 12% of any such commitment increase).
     The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.
     Prior to March 31, 2011, the maximum amount available for borrowings under the prior facility was $60 million. The actual borrowing availability at March 31, 2011, under the Company’s senior secured revolving credit facility was $84.3 million after giving consideration to $4.1 million of letters of credit outstanding.
10. Short-Term Borrowings from GST and Notes Payable to GST
     The deconsolidation of GST from the Company’s financial results required certain intercompany indebtedness described below to be reflected on the Company’s Consolidated Balance Sheets.
     As of March 31, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $19.0 million from GST’s subsidiaries in Mexico, Canada and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
     Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and the Company’s subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which expired on January 1, 2010.
     The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverages to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In 2011, $10.2 million of the PIK interest from 2010 was added to the principal balance of the Intercompany Notes.
     The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 9.
11. Pensions and Postretirement Benefits
     The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2011 and 2010, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)
Service cost	$1.3	$1.5	$0.2	$0.2
Interest cost	2.8	3.2	0.1	0.2
Expected return on plan assets	(2.0)	(2.4)	—	—
Prior service cost component	—	0.2	—	0.1
Net loss component	1.2	1.8	—	—
Deconsolidation of GST	(0.5)	—	—	—
Curtailment loss	—	0.7	—	—

	$2.8	$5.0	$0.3	$0.5

     The Company anticipates that there will be a required funding of $18.0 million to its U.S. defined benefit plans in 2011. The Company expects to make total contributions of approximately $0.4 million in 2011 to its foreign pension plans.
12. Derivative Instruments
     The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. Generally accepted accounting principles require all derivative instruments be reported in the Consolidated Balance Sheets at fair value and changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.
     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through March 2012 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $88.8 million and $112.7 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, foreign exchange contracts with notional amounts totaling $43.7 million are accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts is reported in accumulated other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $45.1 million of foreign exchange contracts, all of which have a maturity date of a month or less, are recorded at their fair market value with changes in market value recorded in income.
13. Business Segment Information
     The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel-end components, polytetrafluoroethylene (“PTFE”) products and rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications and precision engineered components and lubrication systems for reciprocating compressors. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains and losses related to the sale of assets, impairments and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.
     GST LLC’s results, prior to its deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the quarters ended March 31, 2011 and 2010, were as follows:

	Quarters Ended
	March 31,
	2011	2010
	(in millions)
Sales
Sealing Products	$115.7	$113.8
Engineered Products	94.3	75.1
Engine Products and Services	60.2	39.6

	270.2	228.5
Intersegment sales	(0.6)	(0.3)

Total sales	$269.6	$228.2

Segment Profit
Sealing Products	$19.6	$17.8
Engineered Products	10.1	6.4
Engine Products and Services	11.2	10.0

Total segment profit	40.9	34.2

Corporate expenses	(7.9)	(8.0)
Asbestos-related expenses	—	(14.5)
Interest expense, net	(9.5)	(2.8)
Other expense	(1.6)	(0.6)

Income from continuing operations before income taxes	$21.9	$8.3

     Segment assets are as follows:

	March 31,	December 31,
	2011	2010
Sealing Products	$414.8	$253.5
Engineered Products	381.9	329.0
Engine Products and Services	85.8	82.8
Corporate	299.8	483.0

	$1,182.3	$1,148.3

14. Fair Value Measurements
     The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2011
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents:
European government money market	$14.2	$14.2	$—	$—
Time deposits	8.7	8.7	—	—

	22.9	22.9	—	—

Crucible back-up trust assets	20.3	20.3	—	—
Foreign currency derivatives	2.3	—	2.3	—
Deferred compensation assets	3.1	3.1	—	—

	$48.6	$46.3	$2.3	$—

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	1.4	—	1.4	—

	$7.2	$5.8	$1.4	$—

	Fair Value Measurements as of
	December 31, 2010
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Cash equivalents:
U.S. government money market	$64.2	$64.2	$—	$—
Money market	24.0	24.0	—	—
Time deposits	3.3	3.3	—	—
European government money market	13.4	13.4	—	—

	104.9	104.9	—	—

Crucible back-up trust assets	20.0	20.0	—	—
Foreign currency derivatives	0.7	—	0.7	—
Deferred compensation assets	2.8	2.8	—	—

	$128.4	$127.7	$0.7	$—

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$6.7	$5.8	$0.9	$—

     The Company’s cash equivalents, former Crucible back-up trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the former Crucible back-up trust, see Note 15, “Commitments and Contingencies — Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.
     The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at March 31, 2011 and December 31, 2010, except for the following instruments:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Long-term debt	$139.4	$221.3	$135.8	$240.7
Notes payable to GST	237.4	251.1	227.2	235.7

	$376.8	$472.4	$363.0	$476.4

     The fair values for long-term debt are based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
     The fair value of intangible assets associated with acquisitions was determined using a discounted cash flow analysis. Projecting discounted future cash flows required the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.

15. Commitments and Contingencies
     General
     A description of environmental, asbestos and other legal matters against certain of the Company’s subsidiaries is included in this section in more detail. In addition to the matters noted herein, the Company is from time to time subject to, and is presently involved in, other litigation and legal proceedings arising in the ordinary course of business. The Company believes that the outcome of such other litigation and legal proceedings will not have a material adverse affect on its financial condition, results of operations and cash flows.
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
     Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 15 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.
     The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2011 and December 31, 2010, EnPro had accrued liabilities of $14.3 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.
     The Company believes that its accruals for environmental liabilities are adequate based on currently available information. Actual costs to be incurred for identified situations in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
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
     Crucible Materials Corporation
     Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009.
     In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits.
     Concurrent with the establishment of the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”) to provide protection against the inability of the Benefits Trust to meet its obligations. The assets of the Back-Up Trust were reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $20.3 million and $20.0 million as of March 31, 2011 and December 31, 2010, respectively. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund its future obligations.
     On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, is no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. The Company received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of approximately $2.3 million. The second GIC is being held in a special account in case of a shortfall in the Benefits Trust. In addition, the Company contributed $0.9 million directly to the Benefits Trust.
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
     Changes in the carrying amount of the product warranty liability for the quarters ended March 31, 2011 and 2010 are as follows:

	2011	2010
	(in millions)
Balance at beginning of year	$3.5	$3.6
Charges to expense	0.5	1.5
Settlements made (primarily payments)	(0.6)	(0.8)

Balance at end of period	$3.4	$4.3

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
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. GST LLC, Anchor and Garrison are sometimes collectively referred to as “GST.” The filings were the initial step in a claims resolution process. See Note 2 for additional information about this process and its effects on the Company.
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
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company believes that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. The Company believes that these procedures enable claimants to “double dip” by collecting payments from the remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
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
     Claims Mix. Of the more than 90,000 open cases at the Petition Date, the Company is aware of approximately 4,900 that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by GST LLC in recent years have been paid in connection with mesothelioma claims.
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
     Recent Trial Results. During the first half of 2010, GST LLC began three trials. In a Texas mesothelioma case, the jury awarded the plaintiff $3 million; GST LLC’s 45% share of this verdict was $1.35 million. GST LLC appealed. Two mesothelioma trials in Philadelphia settled during trial prior to a verdict.
     GST LLC won defense verdicts in ten of nineteen cases tried to verdict in the period from January 1, 2006 through the Petition Date. In the ten successful jury trials, the juries determined that either GST LLC’s products were not defective, that GST LLC was not negligent, or that GST LLC’s products did not cause the claimants’ injuries. GST LLC’s share of the nine adverse verdicts, most of which are being appealed, ranged from $0 to $1.35 million and averaged about $490 thousand.
     Appeals. In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500 thousand verdict that was entered against GST LLC in 2008, granting a new trial. At June 4, 2010, five GST LLC appeals were pending from adverse verdicts totaling $3.6 million.
     Insurance Coverage. At March 31, 2011, the Company had $167.0 million of insurance coverage the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $23.6 million since the Petition Date. In addition, at the Petition Date, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $167.0 million of collectible insurance coverage and trust assets, the Company considers $163.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $167.0 million, $131.0 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
     Quantitative Claims and Insurance Information. The Company’s recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, the Company had remaining insurance and trust coverage of $192.4 million. Included is $156.3 million in insured claims and expenses that the Company’s subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of its insurance policies and coverage amounts, subject to potential competing claims of other covered subsidiaries and their assignees, and have been billed to the insurance carriers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
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
     We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2010, other important factors that could result in those differences include:
•	The value of pending and the number and value of future asbestos claims against Garlock Sealing Technologies LLC (“GST LLC”) and risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving GST LLC, The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison”);
•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;
•	prices and availability of raw materials; and
•	the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, guaranteed debt payments, employee benefit obligations and other matters.
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

Overview and Outlook
     Overview. We design, develop, manufacture and market proprietary engineered industrial products. We have 56 primary manufacturing facilities located in the United States and 9 other countries.
     We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and an Engine Products and Services segment.
     Our Sealing Products segment designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components and expansion joints, as well as wheel-end component systems, including brake products, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments, and/or worn equipment make sealing and product performance difficult.
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
     On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to jointly as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group. GST LLC and its subsidiaries operate five primary manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.
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
     The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2011, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
     Our Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell Quincy Compressor to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy’s U.S.-based operations closed on March 1, 2010, and the sale of Quincy Compressor’s subsidiary in China closed during the second quarter of 2010. Accordingly, Quincy Compressor is presented as a discontinued operation throughout this Form 10-Q. Additional information regarding the sale of Quincy Compressor is included in Note 4 to our Consolidated Financial Statements.
     In January 2011, we acquired the assets of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of Stemco, which is in the Sealing Products segment. Brake shoes are the third product line added by Stemco since the third quarter of 2009. Rome Tool & Die’s headquarters and manufacturing facility are located in Rome, Georgia.
     In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. It operates facilities in the United States, Germany and the United Kingdom, and is included in EnPro’s Garlock group of companies in the Sealing Products segment. PSI employs about 200 people with primary manufacturing locations in Houston, Texas; St. Neots, United Kingdom; and Nehren and Furth, Germany.
     In February 2011, we acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business has locations in Calgary, Edmonton and Grand Prairie, Alberta, and is part of our Engineered Products segment.

     These acquisitions were paid for with approximately $152 million in cash. The purchase price allocations are still subject to finalization of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements.
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
     Outlook. The condition of our markets and the programs that improved our results in 2010 should continue to benefit us in 2011. The deconsolidation of GST and subsidiaries, which occurred in June 2010 on the Petition Date, will affect year-over-year comparisons, but we expect our Sealing Products and Engineered Products segments to benefit from stronger markets and increased volumes, as should GST. In our Engine Products and Services segment, we expect sales and engine shipments will be similar to 2010, but profits are likely to be slightly lower because of a less attractive product mix and higher research and development spending. Because the current engine shipment schedule calls for all remaining 2011 engine sales in the third quarter, sales in that quarter should be substantially higher than in the second and fourth quarters; however, we caution that engine shipment schedules sometimes change at the request of a customer. Our market-driven growth in 2011 should be complemented by the acquisitions we completed in 2010 and so far this year. These acquisitions expand our presence in attractive markets and, together with growth in our markets, should offset a significant portion of the effect of GST’s deconsolidation. We expect the businesses acquired in the first quarter of 2011 will be modestly accretive to 2011 earnings, and we expect their value will increase as we integrate them into our continuous improvement programs.
     Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2011 will be between 31% and 34%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Various foreign and state tax returns are currently under examination and may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not be material to the Company’s financial condition or results of operations. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
     Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate we will be required to make contributions to the U.S. defined benefit plans in 2011 totaling approximately $18.0 million, of which about $2.2 million was contributed in the first quarter of 2011. We may be able to make a portion of the required 2011 contributions by contributing a guaranteed investment contract, or the proceeds from liquidating this contract, which we received from the Crucible Back-Up Trust as discussed in Note 15 to our Consolidated Financial Statements. However, there can be no assurance as to the approval of this contribution by the U.S. Department of Labor or the timing of any approval. Additional significant cash contributions are likely to be required in 2012 and beyond; however, actual contributions will depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense in 2011 will be about $11.1 million, which would be $1.5 million less than in 2010, primarily due to the deconsolidation of GST as of the Petition Date.
     In connection with our growth strategy, we will continue to evaluate acquisition opportunities in 2011; however, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.
     We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.
Results of Operations
     GST’s results, prior to their deconsolidation on June 5, 2010, are included in the Sealing Products segment. See Note 2 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

	Quarters Ended
	March 31,
	2011	2010
	(in millions)
Sales
Sealing Products	$115.7	$113.8
Engineered Products	94.3	75.1
Engine Products and Services	60.2	39.6

	270.2	228.5

Intersegment sales	(0.6)	(0.3)

Total sales	$269.6	$228.2

Segment Profit
Sealing Products	$19.6	$17.8
Engineered Products	10.1	6.4
Engine Products and Services	11.2	10.0

Total segment profit	40.9	34.2

Corporate expenses	(7.9)	(8.0)
Asbestos-related expenses	—	(14.5)
Interest expense, net	(9.5)	(2.8)
Other expense, net	(1.5)	(0.6)

Income from continuing operations before income taxes	$21.9	$8.3

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

First Quarter of 2011 Compared to the First Quarter of 2010
     Sales of $269.6 million in the first quarter of 2011 increased 18% from $228.2 million in the same quarter of 2010. Sales from acquisitions completed since the first quarter of 2010 contributed twelve percentage points of the increase. In addition, sales increased as a result of higher volumes in all of our segments as nearly all customer markets have improved over the past year. Sales in the first quarter of 2010 included GST sales. GST sales to third parties in the first quarter of 2011 of $52.4 million were not included in our results as a result of the deconsolidation of GST and its subsidiaries effective on the Petition Date.
     Segment profit, management’s primary measure of how our operations perform, increased 20% to $40.9 million in the first quarter of 2011 from $34.2 million in 2010. Segment profit increased primarily due to the increase in volumes across all segments and nearly all markets. This was partially offset by cost increases, including those in manufacturing and selling, general and administrative expenses, which were not fully covered by price increases. Segment margins, defined as segment profit divided by sales, improved slightly from 15.0% in 2010 to 15.2% in 2011. Segment profit in the first quarter of 2010 included GST’s results. GST reported segment profit of $10.5 million during the first quarter of 2011, which is not included in our segment profit as a result of the deconsolidation.
     Due to the deconsolidation of GST, asbestos-related expenses during the first quarter of 2011 were zero, which represented a decrease of $14.5 million compared to the first quarter of 2010.
     Net interest expense in the first quarter of 2011 was $9.5 million compared to $2.8 million during the same quarter in 2010. The increase in net interest expense was caused primarily by the deconsolidation of GST and the reflection of the interest expense on related-party short-term borrowings and related-party notes, which had previously been eliminated in consolidation.
     We recorded an income tax expense of $6.7 million on pre-tax income from continuing operations of $21.9 million in the first quarter of 2011, resulting in an effective tax rate for the quarter of 30.4%. During the first quarter of 2010, our effective tax rate was 32.3% as we recorded an income tax expense of $2.7 million on pre-tax income from continuing operations of $8.3 million. Our effective tax rate continues to be lower than the U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefited from certain tax incentives such as the deduction for domestic production activities, and credits for research and development.
     Net income from continuing operations was $15.2 million, or $0.71 per share, in the first quarter of 2011 compared to net income from continuing operations of $5.6 million, or $0.27 per share, in the same quarter of 2010. Earnings per share are expressed on a diluted basis.
     Net income was $15.2 million, or $0.71 per share in the first quarter of 2011 compared to net income of $99.0 million, or $4.83 per share, in the same quarter of 2010. Earnings per share are expressed on a diluted basis.
     Following is a discussion of operating results for each segment during the quarter:
     Sealing Products. Sales of $115.7 million in the first quarter of 2011 were 2% higher than the $113.8 million reported in the same quarter of 2010 despite the deconsolidation of GST as of the Petition Date. Increases in volume plus additional sales from acquisitions completed since the first quarter of 2010 at Garlock and Stemco exceeded the sales decrease caused by the deconsolidation of GST. GST reported $52.4 million of third party sales in the first quarter of 2011, which are not included in the segment results. Garlock experienced improved demand in nearly all markets most notably in the oil and gas, semiconductor, and aerospace markets. Stemco saw increases in aftermarket and OEM activity across the North American heavy-duty trucking industry.
     Segment profit of $19.6 million in the first quarter of 2011 increased 10% compared to the $17.8 million reported in the first quarter of 2010. The increase in profit at Garlock reflected the effect of higher volumes, partially offset by the deconsolidation of GST. Stemco reported an increase in profit through improvements in the heavy-duty vehicle markets and the resulting higher volume, partially offset by cost increases. Operating margins for the segment increased to 16.9% in the first quarter of 2011 from 15.6% in the first quarter 2010.
     Engineered Products. Sales of $94.3 million in the first quarter of 2011 were 26% higher than the $75.1 million reported in the first quarter of 2010. Acquisitions completed since the first quarter of 2010 at CPI favorably impacted revenue by 10 percentage points. In addition, sales for GGB in 2011 were significantly higher than last year as activity increased in several markets, principally industrial, pumps, and automotive.
     The segment profit in the first quarter of 2011 was $10.1 million, which compares to $6.4 million in the same quarter last year. GGB captured increased profitability in connection with its increased volumes, while selected price increases and an improved mix essentially offset cost increases. Profits at CPI were flat because the recently acquired businesses generated limited segment profit, which was offset by cost increases in the business. Operating margins for the segment were 10.7%, which improved from the 8.6% reported in the comparable quarter last year.
     Engine Products and Services. Sales increased 52% from $39.6 million in the first quarter of 2010 to $60.2 million in the first quarter of 2011. The increase in sales was a result of shipping six engines in 2011, compared to shipping two engines in 2010, and an increase in service revenue. The increase in engine shipments and service revenue was partially offset by lower parts sales.
     The segment reported a profit of $11.2 million in the first quarter of 2011 compared to $10.0 million in the first quarter of 2010. The year-over-year improvement was a result of the increase in engine shipments and services, partially offset by the decline in parts volume and manufacturing cost increases. The increase in engine sales had a significant effect on operating margins and contributed to a decrease in operating margins from 25.3% in the first quarter of 2010 to 18.6% in the same quarter this year.
Liquidity and Capital Resources
     Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more of these acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”
     Cash Flows
     Operating activities from continuing operations consumed cash in the amount of $12.8 million in the first quarter of 2011 compared to a use of cash of $3.8 million in the same period last year. The use of cash in both periods was primarily the result of increases in working capital as sales activity in each period increased over the respective preceding quarters, and inventory increased in the first quarter of 2011 compared to the same quarter last year.

     Investing activities from continuing operations consumed $157.5 million in cash in the first quarter of 2011 to fund $152.2 million, net of cash acquired, of acquisitions and $5.3 million of capital expenditures. Investing activities from continuing operations generated $181.0 million of cash during the first quarter of 2010, primarily due to the divestiture of Quincy Compressor for which we received $184.2 million.
     Financing activities from continuing operations in the first quarter of 2011 included repayment of $3.7 million of related-party debt, which was previously eliminated in consolidation prior to the deconsolidation of GST.
     Capital Resources
     Our primary U.S. operating subsidiaries, other than GST, amended and extended the maturity date of our senior secured revolving credit facility effective March 31, 2011. The amended agreement provides initially for a $125 million senior revolving credit facility, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable and inventory, and is reduced by usage of the facility (including outstanding letters of credit) and any reserves. Under certain conditions we may request that the facility be increased by up to $50 million, to $175 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015, unless, prior to that date, our convertible debentures are paid in full, refinanced on certain terms, or defeased, in which case the facility will mature on March 30, 2016.
     Borrowings under the credit facility are secured by specified assets of ours and our U.S. operating subsidiaries, other than GST, and primarily include accounts receivable, inventory, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to the foregoing. Subsidiary capital stock, real estate, and other fixed assets are not included as collateral.
     Outstanding borrowings under the credit facility initially bear interest at a rate equal to, at our option, either (1) a base/prime rate plus 1% or (2) the adjusted one, two, three or six-month LIBOR rate plus 2%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 1.00% to 1.50% for base/prime rate loans and from 2.00% to 2.50% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate ranging between 0.375% and 0.50%, depending on the level of outstanding borrowings. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.
     The credit agreement contains customary covenants and restrictions for an asset-based credit facility, including a fixed charge test if availability falls below certain thresholds, and negative covenants limiting certain: fundamental changes (such as merger transactions); loans; incurrence of debt other than specifically permitted debt; transactions with affiliates that are not on arms-length terms; incurrence of liens other than specifically permitted liens; repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents); prepayments of other debt; dividends; asset dispositions other than as specifically permitted; and acquisitions and other investments other than as specifically permitted.
     However, in the event that the amount available for borrowing under the facility exceeds $20 million, the limitation on fixed asset dispositions is not applicable. Moreover, the limitations on acquisitions, investments in foreign subsidiaries, dividends (including those required to make payments on our convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable if certain financial conditions are satisfied related to the facility.
     The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.
     Prior to March 31, 2011, the maximum amount available for borrowings under the prior facility was $60 million. The actual borrowing availability at March 31, 2011, under our senior secured revolving credit facility was $84.3 million after giving consideration to $4.1 million of letters of credit outstanding.
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
     We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances that had not occurred at March 31, 2011.
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
     The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
     As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Information about this analysis is contained in Note 2 to our Consolidated Financial Statements. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST in the second quarter of 2010. The fair value of GST, net of taxes on the gain on deconsolidation, was recorded at $236.9 million. GST will be presented using the cost method during the reorganization period, and the $236.9 value of our investment is subject to periodic reviews for impairment.
     In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10,000,000 debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The actual borrowing availability at March 31, 2011, under the facility was $7.3 million after giving consideration to $2.7 million of letters of credit outstanding. We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their, and their subsidiaries’, operating activities and meet their debt and capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future profits, cash flow, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 2 to our Consolidated Financial Statements for additional information about GST’s bankruptcy proceeding.
Critical Accounting Policies and Estimates
     Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2010, for a complete list of our critical accounting policies and estimates.
     Recently Issued Accounting Pronouncement
     See Note 1 to our Consolidated Financial Statements in this Form 10-Q for a description of new accounting pronouncements.
Contingencies
     General
     A description of environmental, asbestos and other legal matters against certain of our subsidiaries is included in this section in more detail. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.
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
     Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 15 sites where the costs to us are expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
     As of March 31, 2011 and December 31, 2010, EnPro had accrued liabilities of $14.3 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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
     On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. See above under the heading “Subsidiary Bankruptcy” and Notes 2 and 15 to our Consolidated Financial Statements for more information about this bankruptcy filing and its effects.
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
     Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $20 billion specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from the remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
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

     Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 15 to our consolidated financial statements for additional information about claims mix, product defenses, recent trial results and appeals.
     Insurance Coverage. At March 31, 2011, we had $167.0 million of insurance coverage that we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $23.6 million since the Petition Date. In addition, at the Petition Date, we had classified $4.2 million of otherwise available insurance as insolvent. See Note 15 to our consolidated financial statements for additional information about the quality of these insurance and trust assets.
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
     Quantitative Claims and Insurance Information. Our recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, we had remaining insurance and trust coverage of $192.4 million. Included was $156.3 million in insured claims and expenses that our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of our insurance policies and coverage agreements, subject to potential competing claims of other covered subsidiaries, and have been billed to the insurance carriers.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2010, and the following section.
Foreign Currency Risk
     We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2011:

	Notional Amount
	Outstanding in
	Millions of U.S.
Transaction Type	Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy British pound/sell euro	$22.4	Apr 2011 — Mar 2012	0.814 to 0.881 pound/euro
Sell British pound/buy Australian dollar	18.5	Apr 2011	1.557 Australian dollar/pound
Buy euro/sell USD	17.4	Apr 2011 — Jun 2012	1.225 to 1.405 USD/euro
Buy USD/sell euro	5.3	Apr 2011 — Mar 2012	1.224 to 1.412 USD/euro
Sell euro/buy Singapore dollar	2.1	Apr 2011	1.778 Singapore dollar/euro
Sell USD/buy Canadian dollar	1.2	Apr 2011 — Mar 2012	0.984 to 1.049 Canadian dollar/USD
Buy USD/sell Canadian dollar	1.2	Apr 2011 — Mar 2012	0.984 to 1.049 Canadian dollar/USD
Sell USD/buy Australian dollar	1.1	Apr 2011 — Mar 2012	0.793 to 0.950 USD/Australian dollar
Buy USD/sell Australian dollar	1.1	Apr 2011 — Mar 2012	0.793 to 0.950 USD/Australian dollar
Buy Mexican peso/sell British pound	1.1	Apr 2011	19.178 peso/pound
Sell British pound/buy Canadian dollar	0.7	Apr 2011	1.554 Canadian dollar/pound
Sell British pound/buy Swiss franc	0.7	Apr 2011	1.472 franc/pound
Sell Mexican peso/buy USD	0.5	Apr 2011 — Mar 2012	12.375 to 13.270 peso/USD
Buy Mexican peso/sell USD	0.5	Apr 2011 — Mar 2012	12.375 to 13.270 peso/USD

	73.8
Option Contracts
Buy Brazilian real/sell USD	8.5	May 2011 — Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	6.5	May 2011 — Nov 2011	2.18 to 2.39 real/USD

	15.0
	$88.8

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
     In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	(a) Total Number		(c) Total Number of	(d) Maximum Number (or
	of Shares	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	(or Units)	Price Paid per	Purchased as Part of	Shares (or Units) That May
	Purchased	Share (or Unit)	Publicly Announced	Yet Be Purchased Under the
Period	(1)	(1)	Plans or Programs	Plans or Programs
January 1 — January 31, 2011	—	—	—	—
February 1 — February 28, 2011	—	—	—	—
March 1 — March 31, 2011	774	$36.32	—	—
Total	774	$36.32	—	—

(1)	A total of 774 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $36.32 per share, the closing price of our common stock on March 31, 2011. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
     The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of May, 2011.

ENPRO INDUSTRIES, INC.
By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX
2.1*	Purchase Agreement dated as of January 28, 2011 between Corrosion Control Corporation, Garlock GmbH, Garlock (Great Britain) Limited, EnPro Luxembourg Holding Company, Coltec Industries Pacific PTE Ltd., Texas Plasticote, Inc., Pipeline Seal and Insulator, Inc., GPP Global Pipeline Products Ltd., CPI Commercial Plastic Industries Ltd, Arnold Stevens and David Nordeen, as amended (schedules and exhibits to the Purchase Agreement have been omitted from Exhibit 2.1 and the Company will supplementally furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request)
3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))
3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))
10.1	Management Continuity Agreement dated as of May 21, 2008 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 17, 2007 filed by EnPro Industries, Inc. (File No. 001-31225)).
10.2*	Management Continuity Agreement dated as of February 28, 2011 between EnPro Industries, Inc. and Alexander W. Pease
10.3	Second Amended and Restated Loan and Security Agreement, dated March 31, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and STEMCO Kaiser Incorporated, as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 4, 2011 filed by EnPro Industries, Inc. (File No. 001-31225).

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a)

32*	Certification pursuant to Section 1350

*	Filed herewith