Form 10-Q
period 2011-06-30
ENPRO INDUSTRIES, INC
filed 2011-08-08
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2011, there were 20,718,977 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters and Six Months Ended June 30, 2011 and 2010

(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$263.7	$250.8	$533.3	$479.0
Cost of sales	164.4	159.1	340.0	298.7

Gross profit	99.3	91.7	193.3	180.3

Operating expenses:
Selling, general and administrative expenses	71.2	61.2	133.5	123.7
Asbestos-related expenses	—	8.8	—	23.3
Other operating expense	0.2	1.0	0.5	1.5

	71.4	71.0	134.0	148.5

Operating income	27.9	20.7	59.3	31.8
Interest expense	(10.0)	(5.1)	(19.9)	(8.2)
Interest income	0.4	0.5	0.8	0.8
Gain on deconsolidation of GST	—	54.1	—	54.1

Income from continuing operations before income taxes	18.3	70.2	40.2	78.5
Income tax expense	(6.1)	(25.7)	(12.8)	(28.4)

Income from continuing operations	12.2	44.5	27.4	50.1
Income from discontinued operations, net of taxes	—	0.7	—	94.1

Net income	$12.2	$45.2	$27.4	$144.2

Basic earnings per share:
Continuing operations	$0.59	$2.19	$1.34	$2.47
Discontinued operations	—	0.03	—	4.63

Net income per share	$0.59	$2.22	$1.34	$7.10

Diluted earnings per share:
Continuing operations	$0.56	$2.17	$1.26	$2.44
Discontinued operations	—	0.03	—	4.58

Net income per share	$0.56	$2.20	$1.26	$7.02

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2011 and 2010

(in millions)

	2011	2010
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$27.4	$144.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(94.1)
Taxes related to sale of discontinued operations	—	(50.0)
Gain on deconsolidation of GST, net of taxes	—	(33.8)
Depreciation	11.7	12.7
Amortization	10.4	8.4
Accretion of debt discount	3.1	2.8
Deferred income taxes	(7.1)	7.3
Stock-based compensation	2.2	3.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos liabilities, net of insurance receivables	—	26.0
Accounts and notes receivable	(23.6)	(38.7)
Inventories	(16.9)	(1.6)
Accounts payable	6.8	(1.2)
Other current assets and liabilities	0.8	(2.1)
Other non-current assets and liabilities	(2.2)	0.9

Net cash provided by (used in) operating activities of continuing operations	12.6	(16.2)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(11.6)	(8.4)
Divestiture of business	—	182.4
Deconsolidation of GST	—	(29.5)
Acquisitions, net of cash acquired	(155.3)	—
Other	1.0	—

Net cash provided by (used in) investing activities of continuing operations	(165.9)	144.5

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net repayments of short-term borrowings	(11.9)	(3.5)
Repayments of debt	—	(0.1)
Debt issuance costs	(0.9)	—
Proceeds from issuance of common stock	0.2	0.4

Net cash used in financing activities of continuing operations	(12.6)	(3.2)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	1.9
Investing cash flows	—	(0.1)

Net cash provided by discontinued operations	—	1.8

Effect of exchange rate changes on cash and cash equivalents	1.4	(2.6)

Net increase (decrease) in cash and cash equivalents	(164.5)	124.3
Cash and cash equivalents at beginning of year	219.2	76.8

Cash and cash equivalents at end of period	$54.7	$201.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.5	$3.4
Income taxes	$19.9	$49.2
Asbestos-related claims and expenses, net of insurance recoveries	$—	$3.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$54.7	$219.2
Accounts and notes receivable	189.2	142.1
Inventories	113.5	77.0
Prepaid expenses and other current assets	48.5	38.6

Total current assets	405.9	476.9
Property, plant and equipment	156.6	140.2
Goodwill	169.2	112.1
Other intangible assets	176.1	115.1
Investment in GST	236.9	236.9
Other assets	65.8	67.1

Total assets	$1,210.5	$1,148.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$11.2	$22.1
Notes payable to GST	10.2	—
Current maturities of long-term debt	139.9	—
Accounts payable	72.9	57.5
Accrued interest payable	14.4	26.3
Other accrued expenses	84.6	74.0

Total current liabilities	333.2	179.9
Long-term debt	1.2	135.8
Notes payable to GST	227.2	227.2
Pension liability	82.1	84.1
Other liabilities	43.3	44.9

Total liabilities	687.0	671.9

Commitments and contingencies

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,718,637 shares in 2011 and 20,641,804 in 2010	0.2	0.2
Additional paid-in capital	413.6	411.3
Retained earnings	88.1	60.7
Accumulated other comprehensive income	23.0	5.6
Common stock held in treasury, at cost – 207,838 shares in 2011 and 209,063 shares in 2010	(1.4)	(1.4)

Total shareholders’ equity	523.5	476.4

Total liabilities and shareholders’ equity	$1,210.5	$1,148.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Issued Accounting Pronouncements

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2010, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2010.

Revenues, expenses, cash flows, assets and liabilities can and do vary each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

All significant intercompany accounts and transactions between the Company’s consolidated operations have been eliminated.

Recently Issued Accounting Pronouncements

In June 2011, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company has determined these changes will not have an effect on the consolidated financial results.

In May 2011, existing accounting guidance regarding fair value measurement and disclosure was amended. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. These changes become effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of these changes on the consolidated financial results.

In December 2010, accounting guidance was amended to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no effect in the consolidated financial results as the amendments relate only to additional disclosures.

2.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.

The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec Industries Inc (“Coltec”). The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison may be collectively referred to as “GST.”

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

GST

(Debtor-in-Possession)

Condensed Combined Statements of Operations (Unaudited)

(in millions, at historical cost)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$61.2	$51.3	$118.9	$99.3
Cost of sales	36.7	31.1	71.9	61.8

Gross profit	24.5	20.2	47.0	37.5

Operating expenses:
Selling, general and administrative expenses	11.0	10.5	22.8	21.3
Asbestos-related expenses	0.7	7.0	1.4	21.5
Other operating expense	—	—	—	0.1

	11.7	17.5	24.2	42.9

Operating income (loss)	12.8	2.7	22.8	(5.4)

Interest income, net	6.8	6.4	13.4	12.6

Income before reorganization expenses and income taxes	19.6	9.1	36.2	7.2
Reorganization expenses	(4.0)	(2.1)	(7.6)	(2.1)

Income before income taxes	15.6	7.0	28.6	5.1
Income tax expense	(5.2)	(2.4)	(10.4)	(1.8)

Net income	$10.4	$4.6	$18.2	$3.3

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Six Months Ended June 30

(in millions, at historical cost)

	Six Months Ended June 30,
	2011	2010

Net cash flows from operating activities	$17.3	$18.5

Investing activities
Purchases of property, plant and equipment	(1.6)	(1.2)
Net receipts from loans to affiliates	12.1	22.4
Other	0.3	—

Net cash provided by investing activities	10.8	21.2

Effect of exchange rate changes on cash and cash equivalents	0.3	0.2

Net increase in cash and cash equivalents	28.4	39.9
Cash and cash equivalents at beginning of period	87.1	1.5

Cash and cash equivalents at end of period	$115.5	$41.4

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions, at historical cost)

	June 30,	December 31,
	2011	2010
Assets:
Current assets	$219.5	$182.5
Property, plant and equipment	40.4	41.2
Asbestos insurance receivable	148.0	158.0
Deferred income taxes	125.5	126.7
Notes receivable from affiliate	227.2	227.2
Other assets	23.7	24.4

Total assets	$784.3	$760.0

Liabilities and Shareholder’s Equity:
Current liabilities	$56.3	$48.4
Other liabilities	21.8	26.7
Liabilities subject to compromise (A)	469.0	469.2

Total liabilities	547.1	544.3
Shareholder’s equity	237.2	215.7

Total liabilities and shareholder’s equity	$784.3	$760.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims.

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

The acquisitions completed during the first six-months of 2011 were paid for with $155.3 million in cash which included $100.0 million for the purchase of PSI. Additionally, there were approximately $1.5 million of acquisition related costs recorded during the first quarter of 2011. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired and liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $54.6 million, of which $37.4 million is expected to be tax deductible over a period of up to 15 years. Identifiable intangible assets acquired as part of the acquisitions were $67.9 million, including $2.9 million of indefinite-lived trade names and $65.0 million of definite-lived intangibles, such as customer and distributor relationships, proprietary technology, and trade names, with a weighted average amortization period of approximately 12 years. The Company continues to evaluate the purchase price allocation, primarily the value of certain intangible assets, and may revise the purchase price allocation in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

(in millions)

Accounts and notes receivable	$18.9
Inventories	17.0
Property, plant and equipment	13.0
Goodwill	54.6
Other intangible assets	67.9
Other assets	1.5
Liabilities assumed	(17.6)

$155.3

Sales of $36.4 million and and pre-tax income of $2.5 million for the acquired companies are included in the accompanying Consolidated Statement of Operations for the quarter ended June 30, 2011. Sales of $56.7 million and pre-tax income of $2.9 million are included for the six months ended June 30, 2011. The following pro forma condensed consolidated financial results of operations for the Company for the quarters and six months ended June 30, 2011 and 2010, are presented below as if the acquisitions had been completed on January 1, 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Pro forma net sales	$263.7	$271.9	$543.0	$521.2
Pro forma net income from continuing operations	12.8	44.6	30.4	48.4

The 2011 supplemental pro forma net income was adjusted to exclude $1.5 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2010 supplemental pro forma net income was adjusted to include these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on January 1, 2010, or of future results of the consolidated entities.

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

For the quarter and six months ended June 30, 2010, results of operations from Quincy during the period owned by EnPro were as follows:

	Quarter Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Sales	$2.4	$23.3

Income from discontinued operations	$0.2	$2.6
Income tax expense	(0.1)	(1.0)

Income from discontinued operations before gain from disposal	0.1	1.6

Gain from disposal of discontinued operations, net of tax	0.6	92.5

Income from discontinued operations, net of taxes	$0.7	$94.1

5.	Comprehensive Income

Total comprehensive income consists of the following:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Net income	$12.2	$45.2	$27.4	$144.2
Foreign currency translation adjustments	4.7	(17.2)	14.5	(25.1)
Pensions and postretirement benefits	0.8	14.2	1.6	15.3
Net unrealized gains (losses) from cash flow hedges	—	(0.7)	1.3	(1.3)

Total comprehensive income	$17.7	$41.5	$44.8	$133.1

6.	Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Numerator (basic and diluted):
Continuing operations	$12.2	$44.5	$27.4	$50.1
Discontinued operations	—	0.7	—	94.1

Net income	$12.2	$45.2	$27.4	$144.2

Denominator:
Weighted-average shares – basic	20.5	20.3	20.5	20.3
Share-based awards	0.3	0.3	0.3	0.2
Convertible debentures	1.1	—	0.9	—

Weighted-average shares – diluted	21.9	20.6	21.7	20.5

Earnings per share – basic:
Continuing operations	$0.59	$2.19	$1.34	$2.47
Discontinued operations	—	0.03	—	4.63

	$0.59	$2.22	$1.34	$7.10

Earnings per share – diluted:
Continuing operations	$0.56	$2.17	$1.26	$2.44
Discontinued operations	—	0.03	—	4.58

	$0.56	$2.20	$1.26	$7.02

As discussed further in Note 9, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price exceeded $33.79 per share in the quarter and six-months ended June 30, 2011. The Company’s average stock price did not exceed $33.79 per share in the quarter and six-months ended June 30, 2010.

7.	Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
	(in millions)

Finished products	$64.4	$54.1
Deferred costs relating to long-term contracts	42.1	49.9
Work in process	21.2	9.4
Raw materials and supplies	38.9	24.2

	166.6	137.6
Reserve to reduce certain inventories to LIFO basis	(11.1)	(10.6)
Progress payments	(42.0)	(50.0)

Total	$113.5	$77.0

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

8.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2011, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2010	$93.5	$148.0	$7.1	$248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	65.7	39.3	7.1	112.1

Foreign currency translation	1.5	1.0	—	2.5
Acquisitions	44.4	10.2	—	54.6

Gross goodwill as of June 30, 2011	139.4	159.2	7.1	305.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of June 30, 2011	$111.6	$50.5	$7.1	$169.2

The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Customer relationships	$145.9	$46.7	$101.0	$41.5
Existing technology	31.2	9.6	27.9	8.8
Trademarks	56.3	9.1	39.4	7.9
Other	22.7	14.6	17.1	12.1

	$256.1	$80.0	$185.4	$70.3

Amortization expense for the quarter and six months ended June 30, 2011, was $4.9 million and $8.9 million, respectively. Amortization expense for the quarter and six months ended June 30, 2010, was $3.4 million and $6.9 million, respectively. The Company has trademarks with indefinite lives included in the table above with a carrying amount of approximately $28 million and $25 million as of June 30, 2011 and December 31, 2010, respectively, which are not amortized.

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

As of July 1, 2011, the Debentures became convertible by holders of the Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2011. The Debentures will be convertible until September 30, 2011, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2011.

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

The debt discount, $33.7 million and $36.7 million as of June 30, 2011 and December 31, 2010, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Debentures for the quarters ended June 30, 2011 and 2010 includes $1.7 million of contractual interest coupon in both periods and $1.6 million and $1.4 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the six months ended June 30, 2011 and 2010 includes $3.4 million of contractual interest coupon in both periods and $3.1 million and $2.8 million, respectively, of debt discount amortization.

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

The actual borrowing availability at June 30, 2011, under the Company’s senior secured revolving credit facility was $79.1 million after giving consideration to $4.1 million of letters of credit outstanding.

10.	Related Party Transactions

The deconsolidation of GST from the Company’s financial results required certain intercompany indebtedness described below to be reflected on the Company’s Consolidated Balance Sheets.

As of June 30, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $11.1 million from GST’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverages to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In the first six months of 2011, $10.2 million of the PIK interest from 2010 was added to the principal balance of the Intercompany Notes.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 9.

Interest expense related to these borrowings of $6.7 million and $13.3 million is reflected in interest expense for the quarter and six months ended June 30, 2011, respectively. Interest expense for the period from June 5, 2010 to June 30, 2010 of $1.8 million is reflected in interest expense for the quarter and six months ended June 30, 2010. Accrued interest of $13.0 million and $24.9 million is included in accrued interest payable at June 30, 2011 and December 31, 2010, respectively.

The Company regularly transacts business with GST, and previously these related party transactions had been eliminated in consolidation. Due to the deconsolidation of GST, transactions occurring after June 4, 2010, are now reflected on the Company’s Consolidated Statement of Operations. Sales to GST totaling $7.3 million and $13.1 million are reflected in net sales and purchases from GST totaling $6.0 million and $11.2 million are reflected in cost of sales for the quarter and six months ended June 30, 2011, respectively. Sales to GST totaling $1.8 million and purchases from GST totaling $1.2 million during the period from June 5, 2010 to June 30, 2010, are reflected in sales and cost of sales, respectively, for the quarter and six months ended June 30, 2010. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal and human relations under a support services agreement. Amounts due from GST totaling $12.9 million and $17.0 million resulting from their purchase of goods and services from the Company are included in accounts and notes receivable at June 30, 2011 and December 31, 2010, respectively. Amounts due to GST totaling $6.4 million and $3.4 million resulting from the Company’s purchase of goods from GST are included in accounts payable as of June 30, 2011 and December 31, 2010, respectively.

Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian Dollar, Canadian Dollar, Mexican Peso and U.S. Dollar with a notional amount of $19.0 million as of June 30, 2011. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

11.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2011 and 2010, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)

Service cost	$0.9	$1.3	$0.2	$0.2
Interest cost	2.0	3.0	0.1	0.2
Expected return on plan assets	(1.4)	(2.3)	—	—
Prior service cost component	—	0.2	—	0.1
Net loss component	0.8	1.6	—	—
Deconsolidation of GST	(0.3)	—	—	—

	$2.0	$3.8	$0.3	$0.5

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)

Service cost	$2.2	$2.8	$0.4	$0.4
Interest cost	4.8	6.2	0.2	0.4
Expected return on plan assets	(3.4)	(4.7)	—	—
Prior service cost component	—	0.4	—	0.1
Net loss component	2.0	3.4	—	0.1
Deconsolidation of GST	(0.8)	0.7	—	—

	$4.8	$8.8	$0.6	$1.0

The Company has estimated it will be required to contribute $18.0 million to its U.S. defined benefit pension plans in 2011. During the first half of 2011, the Company contributed $5.7 million in cash to the plans toward the $18.0 million estimated requirement. In July 2011, the Company contributed a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement to the Company’s U.S. defined benefit pension plans . Refer to Note 15, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. The Company believes no additional contributions will be required for 2011. The Company expects to make total contributions of approximately $0.4 million in 2011 to its foreign pension plans.

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

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company entered into contracts to hedge forecasted transactions occurring at various dates through June 2012 denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $134.3 million and $112.7 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, foreign exchange contracts with notional amounts totaling $66.8 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive income and the ineffective portion was reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $67.5 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income.

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

GST LLC’s results, prior to its deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the quarters and six months ended June 30, 2011 and 2010, were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Sales
Sealing Products	$135.6	$113.2	$251.3	$227.0
Engineered Products	102.1	76.6	196.4	151.7
Engine Products and Services	26.5	61.3	86.7	100.9

	264.2	251.1	534.4	479.6
Intersegment sales	(0.5)	(0.3)	(1.1)	(0.6)

Total sales	$263.7	$250.8	$533.3	$479.0

Segment Profit
Sealing Products	$24.2	$21.2	$43.8	$39.0
Engineered Products	9.6	5.3	19.7	11.7
Engine Products and Services	5.6	12.7	16.8	22.7

Total segment profit	39.4	39.2	80.3	73.4

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Corporate expenses	(10.0)	(7.7)	(17.9)	(15.7)
Asbestos-related expenses	—	(8.8)	—	(23.3)
Gain on deconsolidation of GST	—	54.1	—	54.1
Interest expense, net	(9.6)	(4.6)	(19.1)	(7.4)
Other expense	(1.5)	(2.0)	(3.1)	(2.6)

Income from continuing operations before income taxes	$18.3	$70.2	$40.2	$78.5

Segment assets are as follows:

	June 30, 2011	December 31, 2010

Sealing Products	$424.9	$253.5
Engineered Products	393.7	329.0
Engine Products and Services	79.1	82.8
Corporate	312.8	483.0

	$1,210.5	$1,148.3

14.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$14.5	$14.5	$—	$—
Time deposits	7.4	7.4	—	—

	21.9	21.9	—	—

Crucible Back-Up Trust assets	20.7	20.7	—	—
Foreign currency derivatives	2.2	—	2.2	—
Deferred compensation assets	3.5	3.5	—	—

	$48.3	$46.1	$2.2	$—

Liabilities
Deferred compensation liabilities	$6.3	$6.3	$—	$—
Foreign currency derivatives	2.0	—	2.0	—

	$8.3	$6.3	$2.0	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
U.S. government money market	$64.2	$64.2	$—	$—
Money market	24.0	24.0	—	—
Time deposits	3.3	3.3	—	—
European government money market	13.4	13.4	—	—

	104.9	104.9	—	—

Crucible back-up trust assets	20.0	20.0	—	—
Foreign currency derivatives	0.7	—	0.7	—
Deferred compensation assets	2.8	2.8	—	—

	$128.4	$127.7	$0.7	$—

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$6.7	$5.8	$0.9	$—

The Company’s cash equivalents, former Crucible Back-Up Trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the former Crucible Back-Up Trust, see Note 15, “Commitments and Contingencies – Crucible Materials Corporation.” The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheet approximate their respective fair values at June 30, 2011 and December 31, 2010, except for the following instruments:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$141.1	$269.8	$135.8	$240.7
Notes payable to GST	237.4	245.2	227.2	235.7

	$378.5	$515.0	$363.0	$476.4

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

General

A description of environmental, asbestos and other legal matters against certain of the Company’s subsidiaries is included in this section in more detail. In addition to the matters noted herein, the Company is from time to time subject to, and is presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, the Company believes that the outcome of such other litigation and legal proceedings will not have a material adverse affect on its financial condition, results of operations and cash flows.

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

Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 15 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100 thousand. Investigations have been completed for 12 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2011 and December 31, 2010, EnPro had accrued liabilities of $13.9 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.

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

Concurrent with the establishment of the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”) to provide protection against the inability of the Benefits Trust to meet its obligations. The assets of the Back-Up Trust were reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $20.7 million and $20.0 million as of June 30, 2011 and December 31, 2010, respectively. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund its future obligations.

On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, is no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. The Company received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of approximately $2.3 million. The $2.3 million GIC is being held in a special account in case of a shortfall in the Benefits Trust. In addition, the Company contributed $0.9 million directly to the Benefits Trust. The GIC, with a contract value of $18 million, was contributed to the Company’s U.S. defined benefit pension plans. Refer to Note 11, “Pensions and Postretirement Benefits” for additional information about the contribution.

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

Changes in the carrying amount of the product warranty liability for the six-months ended June 30, 2011 and 2010 are as follows:

	2011	2010
	(in millions)

Balance at beginning of year	$3.5	$3.6
Charges to expense	1.4	1.5
Settlements made (primarily payments)	(1.8)	(0.8)

Balance at end of period	$3.1	$4.3

Asbestos

Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through Garrison.

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

Appeals. In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500,000 verdict that was entered against GST LLC in 2008, granting a new trial. In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST’s $700,000 share of a jury verdict, which included punitive damages, in a lung cancer case against GST. GST intends to appeal the decision to the full court and to the Kentucky Supreme Court if necessary. At June 4, 2010, four additional GST LLC appeals were pending from adverse verdicts totaling $2.9 million.

Insurance Coverage. At June 30, 2011, the Company had $160.0 million of insurance coverage the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $30.6 million since the Petition Date. In addition, at the Petition Date, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $160.0 million of collectible insurance coverage, the Company considers $156.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $160.0 million, $124.0 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. Prior to mid-2004, the Company maintained that its subsidiaries’ obligation for unasserted claims was not reasonably estimable. The Company estimated and recorded liabilities only for pending claims in advanced stages of processing, for which it believed it had a basis for making a reasonable estimate. The Company disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, the Company authorized counsel to retain Bates White, a recognized expert, to assist in estimating amounts its subsidiaries were likely to pay in the tort system for pending and future asbestos claims, from which estimate the Company estimated its subsidiaries’ liability. The Company has updated its estimate of the subsidiary liability regularly.

Quantitative Claims and Insurance Information. The Company’s recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, the Company had remaining insurance and trust coverage of $192.4 million. Included is $156.3 million in insured claims and expenses that the Company’s subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of its insurance policies and coverage agreements, subject to potential competing claims of other covered subsidiaries and their assignees, and have been billed to the insurance carriers.

16.	Subsequent Events

In July 2011, the Company acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business is headquartered in Daytona Beach, Florida with facilities in San Carlos, California and Singapore and will be part of our Sealing Products segment.

In August 2011, the Company acquired PI Bearing Technologies, a privately held manufacturer of bearing blocks and other bearing products used in fluid power applications, and a distributor of high performance plain bearing products used in industrial applications. The business is located in Waukegan, Illinois and will be part of our Engineered Products segment.

The July and August 2011 acquisitions were paid for with approximately $72 million in cash. The Company used cash-on-hand as well as $40 million of borrowings from its revolving credit facility to fund the purchases. The purchase price allocations are subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements.

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

Overview and Outlook

Overview. We design, develop, manufacture and market proprietary engineered industrial products. As of June 30, 2011, we had 56 primary manufacturing facilities located in the United States and 9 other countries.

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

Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.

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

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to jointly as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group in our Sealing Products segment. GST LLC and its subsidiaries operate five primary manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.

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

The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2011, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 2 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

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

Acquisitions completed during the first six-months of 2011 were paid for with $155.3 million in cash, which included $100.0 million for the purchase of PSI. The purchase price allocations are subject to finalization of the valuation of certain assets and liabilities and we may revise the purchase price allocations in future periods when the valuation estimates are completed.

In July 2011, we acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business is headquartered in Daytona Beach, Florida with facilities in San Carlos, California and Singapore and will be part of our Sealing Products segment.

In August 2011, we acquired PI Bearing Technologies, a privately held manufacturer of bearing blocks and other bearing products used in fluid power applications, and a distributor of high performance plain bearing products used in industrial applications. The business is located in Waukegan, Illinois and will be part of our Engineered Products segment.

The July and August 2011 acquisitions were paid for with approximately $72 million in cash. We used cash-on-hand as well as $40 million of borrowings from our revolving credit facility to fund the purchases. The purchase price allocations are subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements.

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

Outlook. The condition of our markets and the programs that improved our results in 2010 and the first half of 2011 should continue to benefit us in 2011, although our visibility is somewhat limited by the short cycle times for many of our products. The deconsolidation of GST and subsidiaries, which occurred in June 2010 on the Petition Date, affects year-over-year comparisons, but we expect our Sealing Products and Engineered Products segments to benefit from stronger markets and increased volumes, as should GST. In our Engine Products and Services segment, we expect sales and engine shipments will be slightly higher than 2010, but profits are likely to be slightly lower because of a less attractive product mix. Because the current engine shipment schedule calls for all eight remaining 2011 engine shipments to occur in the third quarter, sales in that quarter should be substantially higher than in the second and fourth quarters; however, we caution that engine shipment schedules sometimes change at the request of a customer. With the engine shipments and a small increase from the change to percentage of completion accounting for new engine contracts, third quarter sales in the engine segment should approach the level reported in the first quarter of 2011 and then decline in the fourth quarter. For the full year, the Engine Products and Services segment’s sales should be ahead of 2010 sales, primarily reflecting the change to percentage of completion accounting.

Our market-driven growth in 2011 should be complemented by the acquisitions we completed since June 30, 2010. These acquisitions expand our presence in attractive markets and, together with growth in our markets, should offset a significant portion of the effect of GST’s deconsolidation. The businesses acquired since June 30, 2010, have contributed about $70 million to sales in the first six-months of 2011, and should contribute another $100 million in the second six-months of 2011. We also expect these acquired businesses to be modestly accretive to 2011 earnings. We expect the value of the acquired businesses to increase as we integrate them into our continuous improvement programs and capture potential revenue synergies. Although we expect some of our markets to show seasonal trends that are typical of the third quarter, the engine shipments and the contribution of acquisitions should offset any seasonality.

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

In June 2011, the U.S. Internal Revenue Service (“IRS”) began an examination of certain of our U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle the Company has experienced before, we cannot predict the final outcome or expected conclusion date of the audit. Various foreign and state tax returns also are currently under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes assessments that may arise will not have a material effect on our financial condition or results of operations. There are other returns not under examination for which it is possible the statute of limitations for assessments will expire in the next twelve months. Because we provide for uncertain tax positions, expiration of the period for assessments may have a favorable impact on our effective tax rate.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $18.0 million to our U.S. defined benefit pension plans in 2011. During the first half of 2011, we contributed $5.7 million in cash to the plans toward the $18.0 million estimated requirement. In July 2011, we contributed a guaranteed investment contract (“GIC”) to the defined benefit pension plans received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 15, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. We believe no additional contributions will be required for 2011. Additional significant contributions are likely to be required in 2012 and beyond; however, actual contributions will depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense in 2011 will be about $9.5 million, which would be $3.1 million less than in 2010, primarily due to the deconsolidation of GST as of the Petition Date.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Sales
Sealing Products	$135.6	$113.2	$251.3	$227.0
Engineered Products	102.1	76.6	196.4	151.7
Engine Products and Services	26.5	61.3	86.7	100.9

	264.2	251.1	534.4	479.6
Intersegment sales	(0.5)	(0.3)	(1.1)	(0.6)

Total sales	$263.7	$250.8	$533.3	$479.0

Segment Profit
Sealing Products	$24.2	$21.2	$43.8	$39.0
Engineered Products	9.6	5.3	19.7	11.7
Engine Products and Services	5.6	12.7	16.8	22.7

Total segment profit	39.4	39.2	80.3	73.4

Corporate expenses	(10.0)	(7.7)	(17.9)	(15.7)
Asbestos-related expenses	—	(8.8)	—	(23.3)
Gain on deconsolidation of GST	—	54.1	—	54.1
Interest expense	(9.6)	(4.6)	(19.1)	(7.4)
Other expense	(1.5)	(2.0)	(3.1)	(2.6)

Income from continuing operations before income taxes	$18.3	$70.2	$40.2	$78.5

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

Second Quarter of 2011 Compared to the Second Quarter of 2010

Sales of $263.7 million in the second quarter of 2011 increased 5% from $250.8 million in the same quarter of 2010. Sales from acquisitions completed since the second quarter of 2010 contributed about 17 percentage points to the increase. In addition, sales increased as a result of higher volumes in the Sealing Products and Engineered Products segments as we have taken advantage of the improvements in our customer markets and are actively pursuing increased market share. Selected price increases we have instituted contributed to the increase in sales compared to last year. Changes in foreign exchange rates added 4 percentage points to the sales increase. Due to the expected lack of engine shipments and lower service revenue in this quarter compared to last year, sales in the Engine Products segment declined nearly 60%, which offset a large part of the acquisition results and other improvements. Sales in the second quarter of 2010 included GST sales to third parties amounting to $33 million prior to the Petition Date. GST sales to third parties in the second quarter of 2011 of $55.3 million were not included in our results because of the deconsolidation of GST and its subsidiaries effective on the Petition Date.

Segment profit, management’s primary measure of how our operations perform, increased 1% to $39.4 million in the second quarter of 2011 from $39.2 million in 2010. Segment profit increased primarily due to the increase in sales volumes and prices, and the favorable foreign exchange rates in the Sealing Products and Engineered Products segments. This was mostly offset by the decline in earnings in the Engine Products and Services segment due to the expected lack of engine shipments, and a decrease in service revenue in the second quarter of 2011, the deconsolidation of the GST earnings, and cost increases. As a result of these changes, segment margins, defined as segment profit divided by sales, declined from 15.6% in 2010 to 14.9% in 2011. Segment profit in the second quarter of 2010 included GST’s results prior to the Petition Date, which contributed $7.7 million to segment profit. GST reported operating profit of $13.7 million during the second quarter of 2011, which was not included in our segment profit as a result of the deconsolidation. Segment operating margins also softened due to the inclusion of the lower margin acquired businesses, which continue to be working through the integration process.

Due to the deconsolidation of GST, asbestos-related expenses during the second quarter of 2011 were zero, which represented a decrease of $8.8 million compared to the second quarter of 2010.

In connection with the deconsolidation of GST, we recorded a pre-tax gain of $54.1 million in the second quarter of 2010. This gain is discussed in “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest expense in the second quarter of 2011 was $9.6 million compared to $4.6 million during the same quarter in 2010. The increase in net interest expense was caused primarily by the deconsolidation of GST and the reflection of the interest expense on short-term borrowings from and notes payable to GST LLC or its subsidiaries, which had previously been eliminated in consolidation.

We recorded an income tax expense of $6.1 million on pre-tax income from continuing operations of $18.3 million in the second quarter of 2011, resulting in an effective tax rate for the quarter of 33.8%. During the second quarter of 2010, our effective tax rate was 36.6% as we recorded an income tax expense of $25.7 million on pre-tax income from continuing operations of $70.2 million. The income tax expense in the second quarter of 2010 was significantly affected by the deconsolidation of GST. Our effective tax rate continues to be lower than the U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefited from certain tax incentives such as the deduction for domestic production activities, and credits for research and development.

Net income from continuing operations was $12.2 million, or $0.56 per share, in the second quarter of 2011 compared to net income from continuing operations of $44.5 million, or $2.17 per share, in the same quarter of 2010. Including discontinued operations, net income was $12.2 million, or $0.56 per share in the second quarter of 2011 compared to net income of $45.2 million, or $2.20 per share, in the same quarter of 2010. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $135.6 million in the second quarter of 2011 were 20% higher than the $113.2 million reported in the same quarter of 2010 despite the deconsolidation of GST as of the Petition Date. Increases in volume, reflecting improved markets and increased market share, plus additional sales from acquisitions completed since the second quarter of 2010 at the consolidated Garlock operations and Stemco exceeded the amount of the sales decrease caused by the deconsolidation of GST. GST reported $55.3 million of third party sales in the second quarter of 2011, which are not included in the segment results. Garlock experienced improved demand in nearly all markets most notably in the oil and gas, semiconductor, and aerospace markets. Stemco saw increases in aftermarket and OEM activity across the North American heavy-duty trucking industry as truck usage and new builds continue to increase compared to 2010. Favorable foreign exchange rates contributed 3 percentage points to the sales increase.

Segment profit of $24.2 million in the second quarter of 2011 increased 14% compared to the $21.2 million reported in the second quarter of 2010. The decrease in profit at Garlock principally reflected the deconsolidation of GST partially offset by the effect of selected price increases and higher volumes, including those of the acquired businesses. Stemco reported an increase in profit in connection with its higher volume, including its acquired businesses, partially offset by cost increases in manufacturing and SG&A. Operating margins for the segment decreased to 17.8% in the second quarter of 2011 from 18.7% in the second quarter 2010 primarily due to the deconsolidation of GST and the inclusion of the lower margin acquired businesses.

Engineered Products. Sales of $102.1 million in the second quarter of 2011 were 33% higher than the $76.6 million reported in the second quarter of 2010. Acquisitions completed since the second quarter of 2010 at CPI favorably impacted revenue by about 15 percentage points. In addition, sales for GGB in 2011 were significantly higher than last year as GGB continues to capture higher volume from the improvements in several markets, principally automotive, industrial and pumps. Favorable foreign exchange rates contributed 9 percentage points to the segment’s sales growth.

The segment profit in the second quarter of 2011 was $9.6 million, which is 81% higher than the $5.3 million reported in the same quarter last year. GGB increased its profitability in connection with its increased volumes and favorable foreign exchange rates, while selected price increases and an improved mix essentially offset cost increases. Increased profits at CPI came from the recently acquired businesses, price increases, and favorable exchange rates, which were partially offset by cost increases in manufacturing and SG&A. Operating margins for the segment were 9.4%, which improved from the 6.9% reported in the comparable quarter last year.

Engine Products and Services. Sales decreased 57% from $61.3 million in the second quarter of 2010 to $26.5 million in the second quarter of 2011. The decrease in sales was a result of shipping eight engines in 2010, compared to shipping none in 2011 as expected, plus a decrease in service revenue.

The segment reported a profit of $5.6 million in the second quarter of 2011 compared to $12.7 million in the second quarter of 2010. The year-over-year decline in engine sales and service revenue caused the decline in segment profit. Operating margins increased slightly from 20.7% in the second quarter of 2010 to 21.1% in the same quarter this year.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Sales increased 11% from $479.0 million in 2010 to $533.3 million in the first six months of 2011. Segment profit increased 9% from $73.4 million in 2010 to $80.3 million in 2011. The factors contributing to the sales and segment profit increases were essentially the same as those affecting the comparison of the results between the second quarters of 2011 and 2010. Segment margins were flat at 15.1% this year compared to 15.3% in 2010.

Asbestos-related expenses decreased by $23.3 million due to the deconsolidation of GST.

In connection with the deconsolidation of GST, we recorded a pre-tax gain of $54.1 million in the second quarter of 2010. This gain is discussed in “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest expense during the first six months of 2011 was $19.1 million compared to $7.4 million in 2010. The increase in net interest expense was caused primarily by the deconsolidation of GST and the associated interest expense on notes payable to GST LLC, which had previously been eliminated in consolidation.

Income tax expense during the first six months of 2011 was $12.8 million compared to $28.4 million in the comparable period of 2010. The decrease in income tax expense is directly related to the decrease in pre-tax income from continuing operations, which included the gain from the deconsolidation of GST during the first six months of 2010.

Net income from continuing operations was $27.4 million, or $1.26 per share, for the first six months of 2011 compared to $50.1 million, or $2.44 per share, in the same period last year. Including discontinued operations, net income was $27.4 million, or $1.26 per share during the first six months of 2011 compared to $144.2 million, or $7.02 per share, in the same period last year.

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

Cash Flows

Operating activities from continuing operations generated cash in the amount of $12.6 million in the first half of 2011 compared to a use of cash of $16.2 million in the same period last year. Despite an increase in working capital mainly due to the increased business activity in the operations and opportunistic raw material purchases, earnings contributed to positive cash flows in the first six months of 2011. The use of cash in the first six months of 2010 was primarily the result of an increase in working capital as sales activity increased over the respective preceding period and the $50 million income tax payment in connection with the gain on the Quincy Compressor divestiture.

Investing activities from continuing operations consumed $165.9 million in cash in the first half of 2011 to fund $155.3 million, net of cash acquired, of acquisitions and $11.6 million of capital expenditures. Investing activities from continuing operations generated $144.5 million of cash during the first half of 2010, primarily due to the divestiture of Quincy Compressor for which we received $182.4 million.

Financing activities from continuing operations in the first half of 2011 included net repayments of $11.9 million of debt or short-term borrowings primarily held by GST LLC or its subsidiaries, which were eliminated in consolidation prior to the deconsolidation of GST.

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

Outstanding borrowings under the credit facility initially bear interest at a rate equal to, at our option, either: (1) a base/prime rate plus 1%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 2%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 1.00% to 1.50% for base/prime rate loans and from 2.00% to 2.50% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate ranging between 0.375% and 0.50%, depending on the level of outstanding borrowings. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The actual borrowing availability at June 30, 2011, under our senior secured revolving credit facility was $79.1 million after giving consideration to $4.1 million of letters of credit outstanding.

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

We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain circumstances which were met as of June 30, 2011.

As of July 1, 2011, the Debentures became convertible by holders of the Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2011. The Debentures will be convertible until September 30, 2011, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2011.

For a discussion of the potential liquidity issues and risks we could face in the event some or all of the Debentures are converted, see Part II, Item 1A, “Risk Factors – We may not have sufficient cash to pay the cash payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control” in this report.

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

Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.

The historical business operations of GST LLC and Anchor have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, containing encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison.

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

In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10 million debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The actual borrowing availability at June 30, 2011, under the facility was $7.3 million after giving consideration to $2.7 million of letters of credit outstanding. We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their, and their subsidiaries’, operating activities and meet their debt and capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future profits, cash flow, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 2 to our Consolidated Financial Statements for additional information about GST’s bankruptcy proceeding.

Critical Accounting Policies and Estimates

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2010, for a complete list of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in this Form 10-Q for a description of new accounting pronouncements.

Contingencies

General

A description of environmental, asbestos and other legal matters against certain of our subsidiaries is included in this section in more detail. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, we believe the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 15 sites where the costs to us are expected to exceed $100 thousand. Investigations have been completed for 12 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.

As of June 30, 2011 and December 31, 2010, EnPro had accrued liabilities of $13.9 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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

Crucible Materials Corporation

Crucible Materials Corporation (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. See Note 15 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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

During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST LLC, Garrison and Anchor not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, under generally accepted accounting principles, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the year ended December 31, 2010, which include the results from GST only through the Petition Date, may not be directly comparable to those of prior, current, and future year periods.

Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 15 to our consolidated financial statements for additional information about claims, settlements, claims mix, product defenses, recent trial results and appeals.

Insurance Coverage. At June 30, 2011, we had $160.0 million of insurance coverage that we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $30.6 million since the Petition Date. In addition, at the Petition Date, we had classified $4.2 million of otherwise available insurance as insolvent. See Note 15 to our Consolidated Financial Statements for additional information about the quality of these insurance and trust assets.

Liability Estimate. Prior to mid-2004, we maintained that our subsidiaries’ obligation for unasserted claims was not reasonably estimable. We estimated and recorded liabilities only for pending claims in advanced stages of processing, for which we believed we had a basis for making a reasonable estimate. We disclosed the significance of the total potential liability for unasserted claims in considerable detail. During 2004, we authorized counsel to retain Bates White, a recognized expert, to assist in estimating amounts our subsidiaries were likely to pay in the tort system for pending and future asbestos claims, from which estimate we estimated our subsidiaries’ liability. We have updated our estimate of the subsidiary liability regularly.

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

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2011:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Buy euro/sell USD	$29.2	Jul 2011 – Jun 2012	1.265 to 1.457 USD/euro
Buy euro/sell British pound	26.7	Jul 2011	0.905 euro/pound
Sell British pound/buy Australian dollar	10.0	Jul 2011	1.499 Australian dollar/pound
Buy USD/sell euro	9.5	Jul 2011 – Jun 2012	1.265 to 1.457 USD/euro
Sell USD/buy Australian dollar	8.7	Jul 2011 – Jun 2012	0.842 to 1.029 USD/Australian dollar
Buy USD/sell Australian dollar	8.7	Jul 2011 – Jun 2012	0.842 to 1.029 USD/Australian dollar
Buy Australian dollar/sell Canadian dollar	5.6	Jun 2012	1.008 Australian dollar/Canadian dollar
Buy Canadian dollar/sell Australian dollar	5.6	Jun 2012	1.008 Australian dollar/Canadian dollar
Sell British pound/buy Canadian dollar	3.2	Jul 2011	1.549 Canadian dollar/pound
Sell USD/buy Canadian dollar	3.2	Jul 2011 – Jun 2012	0.957 to 1.050 Canadian dollar/USD
Buy USD/sell Canadian dollar	3.2	Jul 2011 – Jun 2012	0.957 to 1.050 Canadian dollar/USD
Buy euro/sell Singapore dollar	2.1	Jul 2011	1.778 Singapore dollar/euro
Sell euro/buy Thai baht	1.6	Dec 2011 – Feb 2012	42.100 to 42.240 Thai baht/euro
Sell Mexican peso/buy USD	1.5	Jul 2011 – Jun 2012	11.801 to 12.630 peso/USD
Buy Mexican peso/sell USD	1.5	Jul 2011 – Jun 2012	11.801 to 12.630 peso/USD
Buy British pound/sell euro	1.2	Jul 2011 – Jun 2012	0.814 to 0.875 pound/euro
Buy Mexican peso/sell British pound	1.1	Jul 2011	18.834 peso/pound
Sell British pound/buy Swiss franc	1.0	Jul 2011	1.336 franc/pound
Buy USD/sell Thai baht	0.5	Jun 2012	30.950 Thai baht/USD

	124.1

Option Contracts
Buy Brazilian real/sell USD	5.9	May 2011 – Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	4.3	May 2011 – Nov 2011	2.39 real/USD

	10.2

	$134.3

Item 4.	Controls and Procedures

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of environmental, asbestos and other legal matters is included in Note 15 to the Consolidated Financial Statements included in this report, which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, we believe the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of certain risk factors that we believe are material. The discussion below updates certain disclosures included in the “Risk Factors” section of our Form 10-K and should be considered along with the other disclosures included in that section of our Form 10-K.

We may not have sufficient cash to pay the cash payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control.

Although our convertible debentures mature on October 15, 2015, upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. Commencing July 1, 2011, the debentures became convertible, upon notice by the holders, as a result of the closing price per share of our common stock exceeding $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2011. The debentures will continue to be convertible until September 30, 2011, and may be convertible thereafter, if one or more of the conversion conditions specified in the indenture governing the debentures is satisfied during future measurement periods. In addition, upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. However, we may not have enough available cash or be able to obtain financing at the time we are required to settle converted debentures or make repurchases of tendered debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $125 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of principal or interest on the debentures or payments upon conversion of the debentures and prohibits prepayments of the debentures, in each case if a default or event of default exists or if our subsidiaries identified as borrowers under the facility fail to have either (a) pro forma average borrowing availability under the facility greater than the greater of (i) the lesser of 25% of (A) the available borrowing base or (B) the aggregate commitments of the lenders under the credit facility or (ii) $20 million or (b) (i) pro forma average borrowing availability under the facility greater than the greater of (A) the lesser of 20% of (I) the available borrowing base or (II) the aggregate commitments of the lenders under the credit facility or (B) $17.5 million, and (ii) a pro forma fixed charge coverage ratio that is greater than 1.0 to 1.0. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	—	—	—	—
June 1 – June 30, 2011	585	$48.07	—	—
Total	585	$48.07	—	—

(1)	A total of 585 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $48.07 per share, the closing price of our common stock on June 30, 2011. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 5.	Other Information.

On August 3, 2011, the Company entered into an Early Retirement Agreement and Release (“Retirement Agreement”) with William Dries, Senior Vice President of the Company. Pursuant to the Retirement Agreement, in addition to Mr. Dries’ previously announced retirement as Chief Financial Officer of the Company effective May 5, 2011, Mr. Dries retired from all director, manager and officer positions with the Company effective May 5, 2011. The Retirement Agreement also provides for the terms of Mr. Dries’ compensation upon retirement, including eligibility for pro rata participation in the Company’s Annual Performance Plan and the Long-Term Incentive Plan, and post-retirement COBRA coverage. The Retirement Agreement provides for a release by Mr. Dries of claims against the Company and its affiliates, a waiver of outplacement services, and confidentiality, ongoing assistance and employee non-solicit obligations of Mr. Dries. This description is qualified by the full terms of the Retirement Agreement, which is set forth in Exhibit 10.1 to this report and is incorporated by reference herein.

Item 6.	Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of August, 2011.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

2.1	Purchase Agreement dated as of January 28, 2011 between Corrosion Control Corporation, Garlock GmbH, Garlock (Great Britain) Limited, EnPro Luxembourg Holding Company, Coltec Industries Pacific PTE Ltd., Texas Plasticote, Inc., Pipeline Seal and Insulator, Inc., GPP Global Pipeline Products Ltd., CPI Commercial Plastic Industries Ltd, Arnold Stevens and David Nordeen, as amended (schedules and exhibits to the Purchase Agreement have been omitted from Exhibit 2.1 and the Company will supplementally furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the period ended March 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Early Retirement Agreement and Release of William Dries dated as of August 3, 2011

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101*	The following materials from EnPro Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Quarters and Six Months Ended June 30, 2011 and 2010; (ii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010; (iv) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith