Form 10-Q
period 2011-09-30
ENPRO INDUSTRIES, INC
filed 2011-11-08
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No  ☒

As of November 4, 2011, there were 20,779,252 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters and Nine Months Ended September 30, 2011 and 2010

(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$300.8	$194.5	$834.1	$673.5
Cost of sales	204.0	121.3	544.0	420.0

Gross profit	96.8	73.2	290.1	253.5

Operating expenses:
Selling, general and administrative expenses	66.8	55.8	200.3	179.5
Asbestos-related expenses	—	—	—	23.3
Other operating expense	0.4	0.9	0.9	2.4

	67.2	56.7	201.2	205.2

Operating income	29.6	16.5	88.9	48.3
Interest expense	(10.2)	(9.6)	(30.1)	(17.8)
Interest income	0.3	0.4	1.1	1.2
Gain on deconsolidation of GST	—	—	—	54.1
Other income	2.9	—	2.9	—

Income from continuing operations before income taxes	22.6	7.3	62.8	85.8
Income tax expense	(8.4)	(2.4)	(21.2)	(30.8)

Income from continuing operations	14.2	4.9	41.6	55.0
Income from discontinued operations, net of taxes	—	—	—	94.1

Net income	$14.2	$4.9	$41.6	$149.1

Basic earnings per share:
Continuing operations	$0.70	$0.24	$2.03	$2.71
Discontinued operations	—	—	—	4.63

Net income per share	$0.70	$0.24	$2.03	$7.34

Diluted earnings per share:
Continuing operations	$0.66	$0.24	$1.92	$2.68
Discontinued operations	—	—	—	4.57

Net income per share	$0.66	$0.24	$1.92	$7.25

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2011 and 2010

(in millions)

	2011	2010
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$41.6	$149.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(94.1)
Taxes related to sale of discontinued operations	—	(50.9)
Gain on deconsolidation of GST, net of taxes	—	(33.8)
Depreciation	18.1	17.9
Amortization	16.3	12.2
Accretion of debt discount	4.7	4.2
Deferred income taxes	(11.5)	9.9
Stock-based compensation	3.8	5.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos liabilities, net of insurance receivables	—	26.0
Accounts and notes receivable	(33.2)	(35.2)
Inventories	(21.0)	(0.2)
Accounts payable	(2.1)	(1.7)
Other current assets and liabilities	20.4	11.5
Other non-current assets and liabilities	(4.5)	(0.8)

Net cash provided by operating activities of continuing operations	32.6	19.1

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(17.0)	(14.3)
Divestiture of business	—	189.4
Deconsolidation of GST	—	(29.5)
Acquisitions, net of cash acquired	(228.2)	(25.5)
Other	1.6	—

Net cash provided by (used in) investing activities of continuing operations	(243.6)	120.1

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net repayments of short-term borrowings	(12.5)	(6.1)
Proceeds from debt	48.5	—
Repayments of debt	(20.9)	(0.1)
Debt issuance costs	(1.4)	—
Proceeds from issuance of common stock	0.5	0.4

Net cash provided by (used in) financing activities of continuing operations	14.2	(5.8)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	1.9
Investing cash flows	—	(0.1)

Net cash provided by discontinued operations	—	1.8

Effect of exchange rate changes on cash and cash equivalents	0.5	—

Net increase (decrease) in cash and cash equivalents	(196.3)	135.2
Cash and cash equivalents at beginning of year	219.2	76.8

Cash and cash equivalents at end of period	$22.9	$212.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.8	$3.6
Income taxes	$32.6	$51.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$22.9	$219.2
Accounts and notes receivable	200.9	142.1
Inventories	121.7	77.0
Prepaid expenses and other current assets	38.3	38.6

Total current assets	383.8	476.9
Property, plant and equipment	158.5	140.2
Goodwill	190.6	112.1
Other intangible assets	204.9	115.1
Investment in GST	236.9	236.9
Other assets	63.8	67.1

Total assets	$1,238.5	$1,148.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10.0	$22.1
Notes payable to GST	10.2	—
Current maturities of long-term debt	1.0	—
Accounts payable	69.7	57.5
Accrued interest payable	22.7	26.3
Other accrued expenses	93.6	74.0

Total current liabilities	207.2	179.9
Long-term debt	170.4	135.8
Notes payable to GST	227.2	227.2
Pension liability	61.6	84.1
Other liabilities	47.7	44.9

Total liabilities	714.1	671.9

Commitments and contingencies
Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,779,237 shares in 2011 and 20,641,804 in 2010	0.2	0.2
Additional paid-in capital	415.7	411.3
Retained earnings	102.3	60.7
Accumulated other comprehensive income	7.6	5.6
Common stock held in treasury, at cost – 207,253 shares in 2011 and 209,063 shares in 2010	(1.4)	(1.4)

Total shareholders’ equity	524.4	476.4

Total liabilities and shareholders’ equity	$1,238.5	$1,148.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation, Summary of Significant Accounting Policies, and Recently Issued Accounting Pronouncements

Overview

EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that include sealing products, self-lubricating, non-rolling bearing products, precision engineered components and lubrication systems for reciprocating compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for engines.

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

Revenues, expenses, cash flows, assets, and liabilities can and do vary each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

All intercompany accounts and transactions between the Company’s consolidated operations have been eliminated.

Summary of Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, for a complete list of the Company’s significant accounting policies. Through September 30, 2011, there were no changes to the significant accounting policies except as explained in the following three paragraphs.

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new engine contracts rather than the completed-contract method. The Company made this change because, as a result of enhancements to its financial management and reporting systems, it is able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. When the Company is not able to meet those conditions, it recognizes revenues using the completed-contract method. Progress towards completion is measured by reference to costs incurred to date as a percentage of estimated total project costs.

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable. Contracts accounted for under the POC method recognized revenues and operating income of $3.3 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2011.

The Engine Products and Services segment will continue to use the completed-contract method for engines in production at June 30, 2011. Revenue recognition for Engine Products and Services’ parts and services revenue did not change nor did the revenue recognition policy for the Sealing Products or Engineered Products segment.

Recently Issued Accounting Pronouncements

In September 2011, existing accounting guidance regarding goodwill impairment testing was amended. The change gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, to skip the two-step impairment test. The change is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. There will be no effect on the Company’s consolidated financial results as the amendment relates only to the method of impairment testing.

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

In December 2010, accounting guidance was amended to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no effect on the Company’s consolidated financial results as the amendments relate only to additional disclosures.

2.	Acquisitions

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

In July 2011, the Company acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business is part of the Technetics Group, which is in the Company’s Sealing Products segment. Tara Technologies Corporation, headquartered in Daytona Beach, Florida, with facilities in San Carlos, California, and Singapore, employs approximately 170 people.

In August 2011, the Company acquired PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications. The business, which is located in Waukegan, Illinois is managed as part of GGB Bearing Technology, which is in the Company’s Engineered Products segment.

The acquisitions completed during the first nine months of 2011 were paid for with $228.2 million in cash, which included $99.2 million for the purchase of PSI. Additionally, there were approximately $1.9 million of acquisition-related costs recorded during the first nine months of 2011. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocations was $79.1 million, of which $47.4 million is expected to be tax deductible over a period of up to 15 years. Identifiable intangible assets acquired as part of the acquisitions were $104.2 million, including $2.9 million of indefinite-lived trade names and $101.3 million of definite-lived intangibles, such as customer and distributor relationships, proprietary technology, and trade names, with a weighted average amortization period of approximately 12 years. The Company continues to evaluate the purchase price allocations, primarily the value of certain intangible assets, and may revise the purchase price allocations in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocations:

(in millions)
Accounts and notes receivable	$25.6
Inventories	23.9
Property, plant and equipment	20.3
Goodwill	79.1
Other intangible assets	104.2
Other assets	2.3
Liabilities assumed	(27.2)

$228.2

Sales of $49.4 million and pre-tax income of $3.8 million for the acquired companies are included in the Company’s Consolidated Statement of Operations for the quarter ended September 30, 2011. Sales of $106.1 million and pre-tax income of $6.7 million are included for the nine months ended September 30, 2011. The following pro forma condensed consolidated financial results of operations for the Company for the quarters and nine months ended September 30, 2011 and 2010, are presented as if the acquisitions had been completed on January 1, 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Pro forma net sales	$307.2	$236.2	$890.3	$792.3
Pro forma net income from continuing operations	14.9	6.4	47.1	55.4

The 2011 supplemental pro forma net income from continuing operations was adjusted to exclude $1.9 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2010 supplemental pro forma net income from continuing operations was adjusted to include these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on January 1, 2010, or of future results of the consolidated entities.

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

For the nine months ended September 30, 2010, results of operations from Quincy during the period owned by EnPro were as follows:

(in millions)
Sales	$23.3

Income from discontinued operations	$2.6
Income tax expense	(1.0)

Income from discontinued operations before gain from disposal	1.6
Gain from disposal of discontinued operations, net of tax	92.5

Income from discontinued operations, net of taxes	$94.1

4.	Comprehensive Income

Total comprehensive income consists of the following:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$14.2	$4.9	$41.6	$149.1
Foreign currency translation adjustments	(15.5)	18.3	(1.0)	(6.8)
Pensions and postretirement benefits	0.8	1.3	2.4	16.6
Net unrealized gains (losses) from cash flow hedges	(0.7)	0.1	0.6	(1.2)

Total comprehensive income	$(1.2)	$24.6	$43.6	$157.7

5.	Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Numerator (basic and diluted):
Continuing operations	$14.2	$4.9	$41.6	$55.0
Discontinued operations	—	—	—	94.1

Net income	$14.2	$4.9	$41.6	$149.1

Denominator:
Weighted-average shares – basic	20.5	20.4	20.5	20.3
Share-based awards	0.3	0.2	0.3	0.3
Convertible debentures	0.8	—	0.9	—

Weighted-average shares – diluted	21.6	20.6	21.7	20.6

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per share – basic:
Continuing operations	$0.70	$0.24	$2.03	$2.71
Discontinued operations	—	—	—	4.63

	$0.70	$0.24	$2.03	$7.34

Earnings per share – diluted:
Continuing operations	$0.66	$0.24	$1.92	$2.68
Discontinued operations	—	—	—	4.57

	$0.66	$0.24	$1.92	$7.25

As discussed further in Note 9, the Company previously issued $172.5 million in aggregate principal amount of Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price exceeded $33.79 per share in the quarter and nine-months ended September 30, 2011. The Company’s average stock price did not exceed $33.79 per share in the quarter or nine-months ended September 30, 2010.

6.	Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
	(in millions)
Finished products	$63.9	$54.1
Deferred costs relating to long-term contracts	26.4	49.9
Work in process	21.4	9.4
Raw materials and supplies	46.9	24.2

	158.6	137.6
Reserve to reduce certain inventories to LIFO basis	(11.6)	(10.6)
Progress payments	(25.3)	(50.0)

Total	$121.7	$77.0

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

7.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2011, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)
Gross goodwill as of December 31, 2010	$93.5	$148.0	$7.1	$248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	65.7	39.3	7.1	112.1
Foreign currency translation	0.1	(0.7)	—	(0.6)
Acquisitions	63.5	15.6	—	79.1

Gross goodwill as of September 30, 2011	157.1	162.9	7.1	327.1
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of September 30, 2011	$129.3	$54.2	$7.1	$190.6

The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of September 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Customer relationships	$167.2	$49.1	$101.0	$41.5
Existing technology	34.0	10.1	27.9	8.8
Trademarks	59.2	12.3	39.4	7.9
Other	28.4	12.4	17.1	12.1

	$288.8	$83.9	$185.4	$70.3

Amortization expense for the quarter and nine months ended September 30, 2011, was $5.2 million and $14.1 million, respectively. Amortization expense for the quarter and nine months ended September 30, 2010, was $3.0 million and $9.9 million, respectively. The increase in amortization expense was primarily a result of the increase in acquisition-related other intangible assets as shown in the preceding tables. The Company has trademarks with indefinite lives included in the table above with a carrying amount of approximately $28 million and $25 million as of September 30, 2011 and December 31, 2010, respectively, which are not amortized.

8.	Related Party Transactions

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

The deconsolidation of GST from the Company’s financial results, discussed more fully in Note 14, required certain intercompany indebtedness described below to be reflected on the Company’s Consolidated Balance Sheets.

As of September 30, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $10.0 million from GST’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In the first nine months of 2011, $10.2 million of the PIK interest from 2010 was added to the principal balance of the Intercompany Notes.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 9.

Interest expense related to these borrowings of $6.7 million and $20.0 million is reflected in interest expense for the quarter and nine months ended September 30, 2011, respectively. Interest expense related to these borrowings of $6.4 million and $8.2 million is reflected in interest expense for the quarter and nine months ended September 30, 2010. Accrued interest of $19.5 million and $24.9 million is included in accrued interest payable at September 30, 2011 and December 31, 2010, respectively.

The Company regularly transacts business with GST, and previously these related party transactions had been eliminated in consolidation. Due to the deconsolidation of GST, transactions occurring after June 4, 2010, are now reflected on the Company’s Consolidated Statement of Operations. Sales to GST totaling $5.5 million and $18.7 million are reflected in net sales and purchases from GST totaling $4.4 million and $15.6 million are reflected in cost of sales for the quarter and nine months ended September 30, 2011, respectively. Sales to GST totaling $5.4 million and $7.3 million are reflected in net sales and purchases from GST totaling $3.8 million and $5.0 million are reflected in cost of sales for the quarter and nine months ended September 30, 2010, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. Amounts due from GST totaling $15.0 million and $17.0 million resulting from their purchase of goods and services from the Company are included in accounts and notes receivable at September 30, 2011 and December 31, 2010, respectively. Amounts due to GST totaling $5.1 million and $3.4 million resulting from the Company’s purchase of goods from GST are included in accounts payable as of September 30, 2011 and December 31, 2010, respectively.

Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $19.7 million as of September 30, 2011. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

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

None of the conditions that permit conversion were satisfied as of September 30, 2011.

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

The Company used a portion of the net proceeds from the sale of the Debentures to enter into call options, i.e., hedge and warrant transactions, which entitle the Company to purchase shares of its stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares from the Company at $46.78 per share. This will reduce potential dilution to the Company’s common shareholders from conversion of the Debentures by increasing the effective conversion price to the Company to $46.78 per share.

The debt discount, $32.1 million and $36.7 million as of September 30, 2011 and December 31, 2010, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the

Debentures for the quarters ended September 30, 2011 and 2010 includes $1.7 million of contractual interest coupon in both periods and $1.6 million and $1.4 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the nine months ended September 30, 2011 and 2010 includes $5.1 million of contractual interest coupon in both periods and $4.7 million and $4.2 million, respectively, of debt discount amortization.

Credit Facility

The Company’s primary U.S. operating subsidiaries, other than GST LLC, amended their senior secured revolving credit facility effective September 28, 2011. The amended agreement increases the credit facility maximum availability by $50 million to $175 million, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, the Company may request an increase to the facility maximum availability by up to $50 million to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016.

Borrowings under the credit facility are secured by specified assets of the Company and its U.S. operating subsidiaries, other than GST LLC, and primarily include accounts receivable, inventory, equipment, real property elected to be pledged, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to disposal or sale of the foregoing. Subsidiary capital stock is not included as collateral.

Outstanding borrowings under the credit facility initially bear interest at a rate equal to, at the Company’s option, either (1) a base/prime rate plus 0.75% or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375% on the outstanding borrowings. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The credit facility also requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 in the event the amount available for borrowing is less than an amount equal to the greater of (a) the lesser of 15% of (i) the available borrowing base or (ii) the aggregate commitments of the lenders under the credit facility or (b) $20 million (which amount, in the event of any commitment increase, is increased by 12% of any such commitment increase).

The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

The actual borrowing availability at September 30, 2011, under the Company’s senior secured revolving credit facility was $68.4 million after giving consideration to $4.1 million of letters of credit outstanding and $28.0 million of revolver borrowings. The maximum amount borrowed under this facility during the third quarter of 2011 was $41.3 million. There were no borrowings under this facility during 2010.

10.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2011 and 2010, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)
Service cost	$1.1	$1.0	$0.2	$0.2
Interest cost	2.4	2.0	0.1	0.1
Expected return on plan assets	(1.7)	(1.5)	—	—
Prior service cost component	—	0.1	—	—
Net loss component	1.0	1.2	—	—
Deconsolidation of GST	(0.4)	—	—	—

	$2.4	$2.8	$0.3	$0.3

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)
Service cost	$3.3	$3.8	$0.6	$0.6
Interest cost	7.2	8.2	0.3	0.5
Expected return on plan assets	(5.1)	(6.2)	—	—
Prior service cost component	—	0.5	—	0.1
Net loss component	3.0	4.6	—	0.1
Deconsolidation of GST	(1.2)	—	—	—
Curtailment	—	0.7	—	—

	$7.2	$11.6	$0.9	$1.3

The Company estimated it would be required to contribute $18.0 million to its U.S. defined benefit pension plans in 2011. During the first nine months of 2011, the Company contributed $5.9 million in cash to the plans toward the $18.0 million estimated requirement. In July 2011, the Company contributed to the Company’s U.S. defined benefit pension plans a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 15, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. The Company believes no additional contributions will be required for 2011. The Company expects to make total contributions of approximately $0.4 million in 2011 to its foreign pension plans.

11.	Derivative Instruments

The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. Generally accepted accounting principles require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company entered into contracts to hedge forecasted transactions occurring at various dates through September 2012 denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $131.4 million and $112.7 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, foreign exchange contracts with notional amounts totaling $83.9 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive income and the ineffective portion was reported in income. Amounts in accumulated other comprehensive income are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $47.5 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income.

12.	Business Segment Information

The Company has three reportable segments. The Sealing Products segment manufactures sealing products, heavy-duty wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; polytetrafluoroethylene (“PTFE”) products, and rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

GST’s results, prior to its deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the quarters and nine months ended September 30, 2011 and 2010, were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Sales
Sealing Products	$144.3	$82.5	$395.6	$309.5
Engineered Products	98.2	73.7	294.6	225.4
Engine Products and Services	58.8	38.5	145.5	139.4

	301.3	194.7	835.7	674.3
Intersegment sales	(0.5)	(0.2)	(1.6)	(0.8)

Total sales	$300.8	$194.5	$834.1	$673.5

Segment Profit
Sealing Products	$22.5	$15.5	$66.3	$54.5
Engineered Products	6.4	2.9	26.1	14.6
Engine Products and Services	6.5	8.8	23.3	31.5

Total segment profit	35.4	27.2	115.7	100.6
Corporate expenses	(4.3)	(8.6)	(22.2)	(24.3)
Asbestos-related expenses	—	—	—	(23.3)
Gain on deconsolidation of GST	—	—	—	54.1
Interest expense, net	(9.9)	(9.2)	(29.0)	(16.6)
Other income (expense), net	1.4	(2.1)	(1.7)	(4.7)

Income from continuing operations before income taxes	$22.6	$7.3	$62.8	$85.8

Segment assets are as follows:

	September 30, 2011	December 31, 2010
Sealing Products	$480.2	$253.5
Engineered Products	392.9	329.0
Engine Products and Services	90.8	82.8
Corporate	274.6	483.0

	$1,238.5	$1,148.3

13.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.5	—	1.5	—
Deferred compensation assets	3.7	3.7	—	—

	$20.7	$16.7	$4.0	$—

Liabilities
Deferred compensation liabilities	$5.4	$5.4	$—	$—
Foreign currency derivatives	2.0	—	2.0	—

	$7.4	$5.4	$2.0	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
U.S. government money market	$64.2	$64.2	$—	$—
Money market	24.0	24.0	—	—
Time deposits	3.3	3.3	—	—
European government money market	13.4	13.4	—	—

	104.9	104.9	—	—

Crucible Back-up Trust assets	20.0	20.0	—	—
Foreign currency derivatives	0.7	—	0.7	—
Deferred compensation assets	2.8	2.8	—	—

	$128.4	$127.7	$0.7	$—

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$6.7	$5.8	$0.9	$—

The Company’s cash equivalents, former Crucible Back-Up Trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the former Crucible Back-Up Trust, see Note 15, “Commitments and Contingencies – Crucible Materials Corporation.” The fair value for the guaranteed investment contract is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at September 30, 2011 and December 31, 2010, except for the following instruments:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$171.4	$224.6	$135.8	$240.7
Notes payable to GST	237.4	225.8	227.2	235.7

	$408.8	$450.4	$363.0	$476.4

The fair values for long-term debt are based on quoted market prices or on estimated rates available to the Company for debt with similar terms and maturities.

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

14.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.

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

GST’s financial results were included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, GAAP requires an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, the Company’s investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires the Company to present its ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in the Company’s results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.

Financial Results

Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST

(Debtor-in-Possession)

Condensed Combined Statements of Operations (Unaudited)

(in millions, at historical cost)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$57.0	$49.9	$175.9	$149.2
Cost of sales	35.4	29.8	107.3	91.6

Gross profit	21.6	20.1	68.6	57.6

Operating expenses:
Selling, general and administrative expenses	11.3	11.4	34.1	32.7
Asbestos-related expenses	0.6	(0.3)	2.0	21.2
Other operating expense	1.0	—	1.0	0.1

	12.9	11.1	37.1	54.0

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income	8.7	9.0	31.5	3.6
Interest income, net	6.7	6.4	20.1	19.0

Income before reorganization expenses and income taxes	15.4	15.4	51.6	22.6
Reorganization expenses	(3.3)	(1.4)	(10.9)	(3.5)

Income before income taxes	12.1	14.0	40.7	19.1
Income tax expense	(5.3)	(4.7)	(15.7)	(6.5)

Net income	$6.8	$9.3	$25.0	$12.6

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Nine Months Ended September 30

(in millions, at historical cost)

	Nine Months Ended September 30,
	2011	2010
Net cash flows from operating activities	$31.3	$44.7

Investing activities
Purchases of property, plant and equipment	(2.4)	(2.1)
Net receipts from loans to affiliates	12.5	22.9
Acquisitions, net of cash acquired	(7.5)	—

Net cash provided by investing activities	2.6	20.8

Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.2

Net increase in cash and cash equivalents	33.0	65.7
Cash and cash equivalents at beginning of period	87.1	1.5

Cash and cash equivalents at end of period	$120.1	$67.2

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions, at historical cost)

	September 30, 2011	December 31, 2010
Assets:
Current assets	$222.8	$182.5
Property, plant and equipment	39.4	41.2
Asbestos insurance receivable	144.3	158.0
Deferred income taxes	125.2	126.7
Notes receivable from affiliate	227.2	227.2
Other assets	29.6	24.4

Total assets	$788.5	$760.0

Liabilities and Shareholder’s Equity:
Current liabilities	$59.2	$48.4
Other liabilities	18.6	26.7
Liabilities subject to compromise (A)	469.1	469.2

Total liabilities	546.9	544.3
Shareholder’s equity	241.6	215.7

Total liabilities and shareholder’s equity	$788.5	$760.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims.

Debtor-in-Possession Financing

On June 8, 2010, GST LLC and Garrison entered into a Post-Petition Loan and Security Agreement (the “DIP Loan Agreement”) with a bank to establish a secured revolving credit facility pursuant to which GST could from time to time obtain loans, letters of credit and bank products in an aggregate amount up to $10 million outstanding at any time with a sublimit of $8 million for letters of credit. No borrowings were made against this credit facility. The DIP Loan Agreement was terminated by GST LLC and Garrison in October 2011.

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

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2011 and December 31, 2010, EnPro had accrued liabilities of $13.1 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.

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

Concurrent with the establishment of the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”) to provide protection against the inability of the Benefits Trust to meet its obligations. The assets of the Back-Up Trust were reflected in the Company’s Consolidated Balance Sheets in other non-current assets and amounted to $20.0 million as of December 31, 2010. As noted above, based on the valuation completed in early 2005, an actuary determined there were adequate assets in the Benefits Trust to fund its future obligations.

On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, is no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. The Company received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of $2.3 million. The $2.3 million GIC is being held in a special account in case of a shortfall in the Benefits Trust and has a current value of $2.5 million. In addition, the Company contributed $0.9 million directly to the Benefits Trust. The GIC, with a contract value of approximately $18 million and a fair value of approximately $21 million, was contributed to the Company’s U.S. defined benefit pension plans in July 2011. The difference of $2.9 million between the contract value and fair value of the GIC was reported as other income in our Consolidated Statements of Operations. Refer to Note 10, “Pensions and Postretirement Benefits” for additional information about the contribution.

The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, related to the Company’s period of ownership of Crucible.

Warranties

The Company provides warranties on many of its products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. The Company records a liability based upon estimates of the costs it may incur under its warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claims data and historical experience warrant.

Changes in the carrying amount of the product warranty liability for the nine-months ended September 30, 2011 and 2010 are as follows:

	2011	2010
	(in millions)
Balance at beginning of year	$3.5	$3.6
Charges to expense	3.5	3.2
Settlements made (primarily payments)	(2.9)	(2.5)
Deconsolidation of GST	—	(0.4)

Balance at end of period	$4.1	$3.9

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

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. GST LLC, Anchor and Garrison are sometimes collectively referred to as “GST.” The filings were the initial step in a claims resolution process. See Note 14 for additional information about this process and its effects on the Company.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order of the Bankruptcy Court.

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

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company believes that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. The Company believes that these procedures enable claimants to “double dip” by collecting payments from the remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over these companies. Accordingly, under GAAP, the Company’s investment in GST was deconsolidated from its financial results beginning on the Petition Date. As a result, the Company’s financial results for the year ended December 31, 2010, which include the results of GST only through the Petition Date, may not be comparable to those of prior, current, and future year periods.

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

GST LLC won defense verdicts in ten of nineteen cases tried to verdict in the period from January 1, 2006 through the Petition Date. In the ten successful jury trials, the juries determined either GST LLC’s products were not defective, GST LLC was not negligent, or GST LLC’s products did not cause the claimants’ injuries. GST LLC’s share of the nine adverse verdicts, most of which are being appealed, ranged from zero to $1.35 million and averaged about $490 thousand.

Appeals. GST LLC won reversals in two of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500 thousand verdict entered against GST LLC in 2008, granting a new trial. In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. GST LLC has appealed that decision further. At September 30, 2011, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At September 30, 2011, the Company had approximately $160 million of insurance coverage the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $30.6 million since the Petition Date. In addition, at the Petition Date, the Company had classified $4.2 million of otherwise available insurance as insolvent. Of the $160.0 million of collectible insurance coverage, the Company considers $156.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $160.0 million, $124.0 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

Overview and Outlook

Overview. We design, develop, manufacture and market proprietary engineered industrial products. As of September 30, 2011, we had 60 primary manufacturing facilities located in the United States and 10 other countries.

We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and an Engine Products and Services segment.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; rotary seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; heavy-duty truck wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; PTFE products; conveyor belting; and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.

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

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2011, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

Our Quincy Compressor business designed, manufactured and sold rotary and reciprocating air compressors, vacuum pumps and air systems used in the automotive, pharmaceutical, natural gas, health, air treatment and general industrial markets. In December 2009, we signed a definitive agreement to sell Quincy Compressor to the Atlas Copco Group for approximately $190 million in cash. The sale of Quincy’s U.S.-based operations closed on March 1, 2010, and the sale of Quincy Compressor’s subsidiary in China closed during the second quarter of 2010. Accordingly, Quincy Compressor is presented as a discontinued operation throughout this Form 10-Q. Additional information regarding the sale of Quincy Compressor is included in Note 3 to our Consolidated Financial Statements.

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

In July 2011, we acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business, part of our Sealing Products segment, is headquartered in Daytona Beach, Florida, with facilities in San Carlos, California, and Singapore.

In August 2011, we acquired PI Bearing Technologies, a privately held manufacturer of bearing blocks and other bearing products used in fluid power applications, and a distributor of high performance plain bearing products used in industrial applications. The business is located in Waukegan, Illinois and is part of our Engineered Products segment.

Acquisitions completed during the first nine-months of 2011 were paid for with approximately $228 million in cash, which included about $99 million for the purchase of PSI. We used cash-on-hand as well as approximately $40 million of borrowings from our revolving credit facility to fund the purchases. The purchase price allocations are subject to finalization of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreements. We may revise the purchase price allocations in future periods when the valuation estimates and purchase price adjustments are completed.

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

Outlook. For the fourth quarter of 2011, we expect sales to improve over the fourth quarter of 2010 as acquisitions completed in 2011 are expected to contribute sales of about $50 million. Sales also are likely to reflect typical fourth quarter seasonality in the Sealing Products and Engineered Products segments and a sequential decrease in engine shipments in the Engine Products and Services segment. We expect the use of percentage-of-completion accounting on new and nearly new engine builds will add approximately $3.6 million to sales and approximately $0.6 million to segment profit in the Engine Products and Services segment in the fourth quarter of 2011. We expect segment profit margins in the fourth quarter of 2011 to be in line with the fourth quarter of 2010, reflecting activity levels, acquisition-related expenses, and the effects of recent acquisitions on the profitability of our product mix.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2011 will be between 33% and 35%, which is lower than the U.S. statutory rate primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefit from certain tax incentives such as the deduction for domestic production activities, and credits for research and development. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

In June 2011, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2008 and 2009 U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle the Company has experienced before, we cannot predict the final outcome or expected conclusion date of the audit. Various foreign and state tax returns also are currently under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes assessments that may arise will not have a material effect on our financial condition, results of operations, or cash flows. There are other returns not under examination for which it is possible the statute of limitations for assessments will expire in the next twelve months. Because we provide for uncertain tax positions, expiration of the period for assessments may have a favorable impact on our effective tax rate.

Our U.S. defined benefit plans continue to be underfunded. During the first nine-months of 2011, we contributed $5.9 million in cash to the plans. In addition, in July 2011, we contributed to the U.S. defined benefit pension plans a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 15, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at about $21 million for purposes of the pension plan contribution. After completing the cash and GIC contributions, we believe no additional contributions will be required for 2011. Additional significant contributions are likely to be required in 2012 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense in 2011 will be about $9.5 million, which would be $3.1 million less than in 2010, primarily due to the deconsolidation of GST as of the Petition Date.

In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2011; however, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.

We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

GST’s results, prior to their deconsolidation on June 5, 2010, the Petition Date, are included in the Sealing Products segment. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Sales
Sealing Products	$144.3	$82.5	$395.6	$309.5
Engineered Products	98.2	73.7	294.6	225.4
Engine Products and Services	58.8	38.5	145.5	139.4

	301.3	194.7	835.7	674.3
Intersegment sales	(0.5)	(0.2)	(1.6)	(0.8)

Total sales	$300.8	$194.5	$834.1	$673.5

Segment Profit
Sealing Products	$22.5	$15.5	$66.3	$54.5
Engineered Products	6.4	2.9	26.1	14.6
Engine Products and Services	6.5	8.8	23.3	31.5

Total segment profit	35.4	27.2	115.7	100.6
Corporate expenses	(4.3)	(8.6)	(22.2)	(24.3)
Asbestos-related expenses	—	—	—	(23.3)
Gain on deconsolidation of GST	—	—	—	54.1
Interest expense	(9.9)	(9.2)	(29.0)	(16.6)
Other income (expense), net	1.4	(2.1)	(1.7)	(4.7)

Income from continuing operation before income taxes	22.6	7.3	62.8	85.8
Income tax expense	(8.4)	(2.4)	(21.2)	(30.8)

Income from continuing operations	$14.2	$4.9	$41.6	$55.0

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

Third Quarter of 2011 Compared to the Third Quarter of 2010

Sales of $300.8 million in the third quarter of 2011 increased 55% from $194.5 million in the same quarter of 2010. Sales from acquisitions completed since the third quarter of 2010 contributed about 27 percentage points to the increase. In addition, sales increased as a result of higher volumes in the Sealing Products and Engineered Products segments as we have taken advantage of the improvements in our customer markets and are actively pursuing increased market share. Selected price increases we have instituted also contributed to the increase in sales compared to last year. Sales in the Engine Products and Services segment jumped 53% primarily due to shipping six engines in the third quarter of 2011, as planned, versus only one engine shipped in the third quarter of 2010. Changes in foreign exchange rates added four percentage points to the sales increase.

Segment profit, management’s primary measure of how our operations perform, increased 30% to $35.4 million in the third quarter of 2011 from $27.2 million in the third quarter of 2010. Earnings from acquisitions completed since the third quarter of 2010 contributed about 15 percentage points to the improvement. Segment profit also increased due to the higher volumes in the Sealing Products and Engineered Products segments while price increases in these segments nearly offset net cost increases in the third quarter of 2011 compared to the third quarter of 2010. These improvements were partially offset by the decline in earnings in the Engine Products and Services segment caused by the lower margin mix of increased engine shipments and lower parts and services revenue, and charges for a warranty matter and an anticipated contract loss provision. Segment operating margins also softened due to the inclusion of the lower margin acquired businesses, which continue to work through the integration process. Changes in foreign exchange rates added four percentage points to the segment profit increase. As a result of these changes, segment margins, defined as segment profit divided by sales, declined from 14.0% in the third quarter of 2010 to 11.8% in the third quarter of 2011. Excluding the Engine Parts and Services segment, segment margins were essentially flat at 11.9% this year versus 11.8% in the third quarter of 2010.

Corporate expenses for the third quarter of 2011 were half of the $8.6 million reported in the third quarter of 2010, primarily due to lower medical, share-based incentive compensation, and legal expenses.

Net interest expense in the third quarter of 2011 was $9.9 million compared to $9.2 million during the same quarter in 2010. The increase in net interest expense was caused primarily by the interest expense on new borrowings on the senior secured revolving credit facility.

Other income (expense), net in the third quarter of 2011 includes the $2.9 million gain recorded on the GIC from the Crucible Back-Up Trust. Refer to Note 15, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the GIC and the Crucible Back-Up Trust.

We recorded an income tax expense of $8.4 million on pre-tax income from continuing operations of $22.6 million in the third quarter of 2011, resulting in an effective tax rate (“ETR”) for the quarter of 36.8%. During the third quarter of 2010, our ETR was 33.1% as we recorded an income tax expense of $2.4 million on pre-tax income from continuing operations of $7.3 million. The increase in the ETR in the third quarter of 2011 compared to the third quarter of 2010 was primarily caused by more of our foreign earnings being subject to U.S. tax, with limited foreign tax credit relief. Our estimated ETR for the full year of 2011 continues to be lower than the U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions. We also benefit from certain tax incentives in the U.S., such as the deduction for domestic production activities, and credits for research and development.

Net income was $14.2 million, or $0.66 per share, in the third quarter of 2011 compared to net income of $4.9 million, or $0.24 per share, in the same quarter of 2010. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $144.3 million in the third quarter of 2011 were 75% higher than the $82.5 million reported in the same quarter of 2010. Sales from acquisitions completed since the third quarter of 2010 at the consolidated Garlock operations, Technetics, and Stemco contributed about 51 percentage points to the increase. Increases in volume, reflecting improved markets and increased market share, plus selected net price increases since the third quarter of 2010 contributed 21 percentage points of the improvement. Garlock experienced improved demand in several markets. Technetics demand was down slightly, but a more favorable mix of higher priced products and price increases more than offset the change in demand. Stemco saw large increases in OEM and brake products demand while aftermarket demand and prices were up slightly. Favorable foreign exchange rates contributed three percentage points to the sales increase.

Segment profit of $22.5 million in the third quarter of 2011 increased 45% compared to the $15.5 million reported in the third quarter of 2010. Garlock earnings increased significantly due to the higher volumes, price increases, and some contribution from the acquisitions partially offset by cost increases mainly in SG&A. Earnings at Technetics increased compared to the third quarter of 2010, but the increase was slower than the improvement in sales as cost increases mostly offset net price increases, and because the incremental earnings at the acquired businesses are still developing. Stemco reported an increase in profit in connection with its higher volume, including its acquired businesses, and price increases, which partially offset cost increases in manufacturing and SG&A. Earnings from the Stemco acquisition grew at a slower rate than the related sales. Operating margins for the segment decreased to 15.6% in the third quarter of 2011 from 18.8% in the third quarter of 2010.

Engineered Products. Sales of $98.2 million in the third quarter of 2011 were 33% higher than the $73.7 million reported in the third quarter of 2010. Acquisitions completed since the third quarter of 2010 favorably affected sales by about 14 percentage points. In addition, sales for GGB in 2011 were significantly higher than last year as GGB continues to capture higher volume from improvements in several markets, principally industrial, pumps, and automotive, and selected price increases. Favorable foreign exchange rates contributed seven percentage points to the segment’s sales growth.

The segment profit in the third quarter of 2011 was $6.4 million, which was 121% higher than the $2.9 million reported in the same quarter last year. Increased profits at GGB and CPI came primarily from price increases and the additional sales volume partially offset by cost increases. Operating margins for the segment were 6.5%, which improved from the 3.9% reported in the comparable quarter last year.

Engine Products and Services. Sales increased 53% from $38.5 million in the third quarter of 2010 to $58.8 million in the same quarter of 2011. The increase in sales was a result of shipping six engines in 2011, as expected, compared to shipping one in the third quarter of 2010, and incremental revenue of $3.3 million related to using the percentage-of-completion accounting method for new or nearly new engine programs beginning in the third quarter of 2011. These increases were partially offset by a decline in parts and services revenue in the third quarter of 2011.

The segment reported a profit of $6.5 million in the third quarter of 2011 compared to $8.8 million in the third quarter of 2010. Earnings from the quarter-over-quarter increase in engine shipments were more than offset by the decrease in earnings on the lower parts and services activity. In addition, the segment recorded a $1.4 million estimated warranty expense to repair a specific engine component in a series of U.S. Navy ships. The segment also recorded a $3 million estimated loss on an engine contract. The expected contract loss is a result of detrimental changes to the market for nuclear power plant back-up power engines after the tsunami in Japan, which has caused costs per nuclear-related engine to be higher than expected, and the original engine costs for the program were underestimated. These large costs were partially offset by: expected cost reimbursements related to the canceled South Texas Project, of approximately $1.8 million, which reduced expenses in the third quarter of 2011; the favorable resolution of a legal matter, which reduced the estimated legal liability by $0.5 million; and approximately $0.6 million of incremental profit related to the use of percentage-of-completion accounting beginning in the third quarter of 2011. Operating margins dropped from 22.9% in the third quarter of 2010 to 11.1% in the same quarter this year.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Sales increased 24% from $673.5 million in the first nine months of 2010 to $834.1 million in the first nine months of 2011. Segment profit increased 15% from $100.6 million in the first nine months of 2010 to $115.7 million in the first nine months of 2011. The factors contributing to the sales and segment profit increases were essentially the same as those affecting the comparison of the results between the third quarters of 2011 and 2010. Segment margins fell to 13.9% this year compared to 14.9% in the first nine months of 2010.

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

Net interest expense during the first nine months of 2011 was $29.0 million compared to $16.6 million in the first nine months of 2010. The increase in net interest expense was caused primarily by the deconsolidation of GST and the associated interest expense on notes payable to GST LLC, which previously were eliminated in consolidation, plus the interest expense on new borrowings on the senior secured revolving credit facility.

Income tax expense during the first nine months of 2011 was $21.2 million compared to $30.8 million in the comparable period of 2010. The decrease in income tax expense is directly related to the decrease in pre-tax income from continuing operations, which during the first nine months of 2010 included the gain from the deconsolidation of GST.

Income from continuing operations was $41.6 million, or $1.92 per share, for the first nine months of 2011 compared to $55.0 million, or $2.68 per share, in the same period last year. Net income for the first nine months of 2011 was the same as income from continuing operations for the period. Including discontinued operations, which only affect the first nine months of 2010, net income was $149.1 million, or $7.25 per share, during the first nine months of 2010.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand, revolver borrowings, and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more of these acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”

Cash Flows

Operating activities of continuing operations generated cash in the amount of $32.6 million in the first nine months of 2011 compared to $19.1 million in the same period last year. Despite increases in working capital mainly due to increased business activity in the operations and opportunistic raw material purchases, income from continuing operations contributed to positive cash flows in the first nine months of 2011 and 2010. The 2010 results also included a $50 million income tax payment in connection with the gain on the Quincy Compressor divestiture.

Investing activities of continuing operations consumed $243.6 million in cash in the first nine months of 2011 to fund $228.2 million, net of cash acquired, of acquisitions and $17.0 million of capital expenditures. Investing activities from continuing operations generated $120.1 million of cash during the first nine months of 2010, primarily due to the divestiture of Quincy Compressor for which we received $189.4 million.

Financing activities of continuing operations in the first nine months of 2011, which provided cash flows of $14.2 million, included net repayments of $12.5 million of short-term borrowings primarily held by GST LLC or its subsidiaries, which were eliminated in consolidation prior to the deconsolidation of GST, and approximately $28 million of net borrowings on our senior secured revolving credit facility.

Capital Resources

Senior Secured Revolving Credit Facility. Our primary U.S. operating subsidiaries, other than GST LLC, amended their senior secured revolving credit facility effective September 28, 2011. The amended agreement increases the credit facility maximum availability by $50 million to $175 million, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, we may request an increase to the facility maximum availability by up to $50 million to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015, unless, prior to that date, our convertible debentures are paid in full, refinanced on certain terms, or defeased, in which case the facility will mature on March 30, 2016.

Borrowings under the credit facility are secured by specified assets of ours and our U.S. operating subsidiaries, other than GST LLC, and primarily include accounts receivable, inventory, equipment, real property elected to be pledged, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to the foregoing. Subsidiary capital stock is not included as collateral.

Outstanding borrowings under the credit facility initially bear interest at a rate equal to, at our option, either: (1) a base/prime rate plus 0.75%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375% on the outstanding borrowings. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The actual borrowing availability at September 30, 2011, under our senior secured revolving credit facility was $68.4 million after giving consideration to $4.1 million of letters of credit outstanding and $28.0 million of revolver borrowings. The maximum amount borrowed under this facility during the third quarter of 2011 was $41.3 million. There were no borrowings under this facility during 2010.

Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of September 30, 2011.

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

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

GST was included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and Accounting Standards Codification Topic 740 – Income Taxes. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2011, this amount was approximately $25 million. Under the agreement’s cash settlement schedule, this receivable is expected to be collected at a future date, and was included in our Consolidated Balance Sheet as a non-current asset.

As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Information about this analysis is contained in Note 14 to our Consolidated Financial Statements. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST in the second quarter of 2010. The fair value of GST, net of taxes on the gain on deconsolidation, was recorded at $236.9 million. GST will be presented using the cost method during the reorganization period, and the $236.9 value of our investment is subject to periodic reviews for impairment.

In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10 million debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The debtor-in-possession revolving credit facility was terminated by GST LLC and Garrison in October 2011.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, operating activities and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 14 to our Consolidated Financial Statements for additional information about GST’s bankruptcy proceeding.

Critical Accounting Policies and Estimates

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2010, for a complete list of our significant accounting policies. Through September 30, 2011, there were no changes to the significant accounting policies except as explained in the following three paragraphs.

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new engine contracts rather than the completed-contract method. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. When we are not able to meet those conditions, we recognize revenues using the completed-contract method. Progress towards completion is measured by reference to costs incurred to date as a percentage of estimated total project costs.

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period when a revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable. Contracts accounted for under the POC method recognized revenues and operating income of $3.3 million and $0.6 million, respectively, for the quarter and nine months ended September 30, 2011.

The Engine Products and Services segment will continue to use the completed-contract method for engines in production at June 30, 2011. Revenue recognition for Engine Products and Services’ parts and services revenue did not change nor did the revenue recognition policy for the Sealing Products or Engineered Products segments.

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

As of September 30, 2011 and December 31, 2010, EnPro had accrued liabilities of $13.1 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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

Subsidiary Bankruptcy

Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 14 and 15 to our Consolidated Financial Statements.

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

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. See above under the heading “Subsidiary Bankruptcy” and Notes 14 and 15 to our Consolidated Financial Statements for more information about this bankruptcy filing and its effects.

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

Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by the bankrupt top-tier asbestos defendants under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-

defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from the remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not experienced a significant reduction in damages being sought from GST LLC.

In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated the Chapter 11 proceedings as a means to determine and comprehensively resolve their asbestos liability.

During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, under U.S. generally accepted accounting principles, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the year ended December 31, 2010, which include the results of GST only through the Petition Date, may not be directly comparable to those of prior, current, and future year periods.

Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 15 to our consolidated financial statements for additional information about claims, settlements, claims mix, product defenses, recent trial results and appeals.

Insurance Coverage. At September 30, 2011, we had approximately $160 million of insurance coverage we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $30.6 million since the Petition Date. In addition, at the Petition Date, we had classified $4.2 million of otherwise available insurance as insolvent. See Note 15 to our Consolidated Financial Statements for additional information about the quality of these insurance and trust assets.

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

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2011:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy euro/sell British pound	$29.1	Oct 2011	0.866 euro/pound
Buy euro/sell USD	25.5	Oct 2011 – Sept 2012	1.294 to 1.453 USD/euro
Sell British pound/buy Australian dollar	9.4	Oct 2011	1.596 Australian dollar/pound
Sell USD/buy Australian dollar	9.0	Oct 2011 – Sept 2012	0.934 to 1.045 USD/Australian dollar
Buy USD/sell Australian dollar	9.0	Oct 2011 – Sept 2012	0.934 to 1.045 USD/Australian dollar
Buy USD/sell euro	8.2	Oct 2011 – Sept 2012	1.311 to 1.453 USD/euro
Buy Australian dollar/sell Canadian dollar	5.3	Jun 2012	1.008 Australian dollar/Canadian dollar
Buy Canadian dollar/sell Australian dollar	5.3	Jun 2012	1.008 Australian dollar/Canadian Dollar
Sell USD/buy Canadian dollar	3.9	Oct 2011 – Sept 2012	0.948 to 1.029 Canadian dollar/USD
Buy USD/sell Canadian dollar	3.9	Oct 2011 – Sept 2012	0.948 to 1.029 Canadian dollar/USD
Sell euro/buy Canadian dollar	2.3	Oct 2011	1.411 Canadian dollar/euro
Buy euro/sell Singapore dollar	2.0	Oct 2011	1.747 Singapore dollar/euro
Sell British pound/buy Swiss franc	1.6	Oct 2011	1.401 franc/pound
Sell Mexican peso/buy USD	1.5	Oct 2011 – Sept 2012	11.735 to 13.602 peso/USD
Buy Mexican peso/sell USD	1.5	Oct 2011 – Sept 2012	11.735 to 13.602 peso/USD
Buy British pound/sell euro	1.3	Oct 2011 – Sept 2012	0.846 to 0.875 pound/euro
Buy Mexican peso/sell British pound	1.0	Oct 2011	20.912 peso/pound
Sell euro/buy Thai baht	0.9	Oct 2011 – Feb 2012	42.100 to 42.400 Thai baht/euro
Buy USD/sell Thai baht	0.5	Jun 2012	30.950 Thai baht/USD

	121.2
Option Contracts
Buy Brazilian real/sell USD	5.9	Nov 2011	1.735 real/USD
Sell Brazilian real/buy USD	4.3	Nov 2011	2.39 real/USD

	10.2

	$131.4

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although our convertible debentures mature on October 15, 2015, upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. The debentures are subject to conversion when one or more of the conversion conditions specified in the indenture governing the debentures are satisfied. One of these conversion conditions is based on the trading price of our common stock. The debentures become subject to conversion in the succeeding quarter, upon notice by the holders, when the closing price per share of our common stock exceeds $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the last thirty (30) consecutive trading days of any calendar quarter (such amounts are subject to adjustment for specified events as set forth in the indenture). None of the conversion conditions were satisfied at September 30, 2011. In addition, upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. However, we may not have enough available cash or be able to obtain financing at the time we are required to settle converted debentures or make repurchases of tendered debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $175 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of principal or interest on the debentures or payments upon conversion of the debentures and prohibits prepayments of the debentures, in each case if a default or event of default exists or if our subsidiaries identified as borrowers under the facility fail to have either (a) pro forma average borrowing availability under the facility greater than the greater of (i) the lesser of 25% of (A) the available borrowing base or (B) the aggregate commitments of the lenders under the credit facility or (ii) $20 million or (b) (i) pro forma average borrowing availability under the facility greater than the greater of (A) the lesser of 20% of (I) the available borrowing base or (II) the aggregate commitments of the lenders under the credit facility or (B) $17.5 million, and (ii) a pro forma fixed charge coverage ratio that is greater than 1.0 to 1.0. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2011	—	—	—	—
August 1 – August 31, 2011	—	—	—	—
September 1 – September 30, 2011	947	$29.68	—	—
Total	947	$29.68	—	—

(1)	A total of 947 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $29.68 per share, the closing price of our common stock on September 30, 2011. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6. Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of November, 2011.

ENPRO INDUSTRIES, INC.

By:	/s/ RICHARD L. MAGEE
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ DONALD G. POMEROY II
Donald G. Pomeroy II
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

2.1	Purchase Agreement dated as of January 28, 2011 between Corrosion Control Corporation, Garlock GmbH, Garlock (Great Britain) Limited, EnPro Luxembourg Holding Company, Coltec Industries Pacific PTE Ltd., Texas Plasticote, Inc., Pipeline Seal and Insulator, Inc., GPP Global Pipeline Products Ltd., CPI Commercial Plastic Industries Ltd, Arnold Stevens and David Nordeen, as amended (schedules and exhibits to the Purchase Agreement have been omitted from Exhibit 2.1 and the Company will supplementally furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the period ended March 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Early Retirement Agreement and Release of William Dries dated as of August 3, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2011 (File No. 001-31225))

10.2	First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 28, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP, STEMCO Kaiser Incorporated, Technetics Group LLC, Technetics Group Daytona, Inc., Kenlee Daytona LLC, Applied Surface Technology, Inc. and Belfab, Inc., as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc., Compressor Services Holdings, Inc. and Best Holdings I, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., as collateral and administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 3, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101*	The following materials from EnPro Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Quarters and Nine Months Ended September 30, 2011 and 2010; (ii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010; (iv) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith