Form 10-K
period 2011-12-16
ENPRO INDUSTRIES, INC
filed 2012-02-27
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2011 was $977,224,211. As of February 15, 2012, there were 20,579,615 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III.

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

Background

We are a leader in the design, development, manufacturing, and marketing of proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2011, we had 57 primary manufacturing facilities located in 11 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).

Our sales by geographic region in 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(in millions)
United States	$561.3	$453.7	$421.0
Europe	321.4	251.0	224.7
Other	222.8	160.3	157.3

Total	$1,105.5	$865.0	$803.0

On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “ – Contingencies, Subsidiary Bankruptcy” and “ – Contingencies, Asbestos,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the years ended December 31, 2011 and 2010 as follows:

	2011	2010
	(in millions)
United States	$122.5	$108.1
Europe	19.4	17.0
Other	94.2	73.2

Total	$236.1	$198.3

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

In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. It operates facilities in the United States, Germany and the United Kingdom, and is included in our Garlock group of companies in the Sealing Products segment.

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

In July 2011, we acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business is part of the Technetics Group, which is in our Sealing Products segment. Tara Technologies Corporation, headquartered in Daytona Beach, Florida, has facilities in San Carlos, California, and Singapore.

In August 2011, we acquired PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications. The business, which is located in Waukegan, Illinois, is managed as part of GGB Bearing Technology, which is in our Engineered Products segment.

The acquisitions completed during 2011 were paid for with $228.2 million in cash, which included $99.2 million for the purchase of PSI. Additionally, there were approximately $2.2 million of acquisition-related costs recorded during 2011. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill.

In August 2010, we acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are included in the Compressor Products International business in the Engineered Products segment.

In September 2010, we acquired Hydrodyne, which designs and manufactures machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is included in the Technetics Group business, which is in the Sealing Products segment.

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

In February 2009, we purchased PTM (UK) Limited, a privately-owned manufacturer and distributor of sealing products with two locations in the United Kingdom. The acquisition of PTM continued the expansion of our presence in the U.K., increasing the scale of the U.K. sealing products business and the ability to address new market segments. PTM is included in the Garlock group of companies, which is in the Sealing Products segment.

In August and September 2009, we purchased USA Parts & Service, LLC, a privately-owned parts supplier for natural gas compressors located in Gillette, Wyoming, and Player & Cornish P.E.T. Limited, a privately-owned manufacturer of aftermarket components for compressors based in the United Kingdom. These businesses are managed as part of the Compressor Products International business in the Engineered Products segment.

In December 2009, we purchased Technetics Corporation, a leading manufacturer of abradable seals, brush seals and acoustic products for turbines used in aerospace and power generation applications. Technetics is located in Deland, Florida. The acquisition of Technetics provided the Technetics Group with a unique line of metal sealing products expected to accelerate expansion in aerospace markets and broaden the line of products offered for land-based turbines. Technetics is part of the Technetics Group and is included in the Sealing Products segment.

Operations

We manage our business as three segments: a Sealing Products segment, which includes our sealing products, heavy-duty truck wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an Engineered Products segment, which includes our bearings, aluminum blocks for hydraulic applications, and reciprocating compressor components; and, an Engine Products and Services segment, which manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 18 to our Consolidated Financial Statements. Item 7 and Note 18 contain information about sales and profits for each segment, and Note 18 contains information about each segment’s assets.

Sealing Products Segment

Overview. Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; heavy-duty truck wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; PTFE products; conveyor belting; and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.

Garlock Sealing Technologies LLC (“GST LLC”), which together with its subsidiaries previously accounted for approximately 38% of the revenues of the Sealing Products segment during the year ended December 31, 2009, and from January 1, 2010 through June 4, 2010, was one of three of our subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on the Petition Date. GST LLC is one of the businesses within our broader Garlock group. GST LLC and its subsidiaries operate five primary facilities, including facilities in Palmyra, New York and Houston, Texas. Because GST LLC and its subsidiaries remain wholly-owned indirect subsidiaries of ours, we have continued to include their products, customers, competition, and raw materials in this segment discussion.

Products. Our Sealing Products segment includes the product lines described below, which are designed, manufactured and sold by our Garlock, Stemco, and Technetics Group operations.

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

Dynamic elastomeric seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used in demanding applications in the steel industry, mining and pulp and paper processing under well-known brand names including Klozure® and Model 64®.

Dynamic bearing isolator seals are used in power transmission systems to contain lubricants within bearing housings while also preventing contamination ingress. Bearing isolators provide users long-life sealing due to the non-contact seal design, and therefore are used in many OEM electric motors and gear boxes. GST LLC continues to innovate and build a patent portfolio of bearing isolator products. Well-known brands include GUARDIANTM, ISO-GARDTM, EnDuroTM and SGiTM.

Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include EVSP™, Synthepak® and Graph-lock®.

Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS/LineSeal®, VCFS™, Flowlok™, PGE™, LineBacker®, LineBacker® 61™ NSF, GasketSeal® and ElectroStop®.

Our rubber products business manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Viblon™, Techflex™ and HeatKing™ brand names.

The Technetics Group manufactures engineered seals, components, assemblies, and sub-systems custom-designed for high performance and extreme applications in the semiconductor, aerospace, power generation, nuclear, oil and gas, medical and other industries. The Technetics Group provides innovative solutions for critical and demanding applications, from nuclear reactor pressure vessels to jet engines. Resilient seals provide extremely tight sealing performance for highly demanding applications. Products include a wide variety of metallic seals, elastomeric seals, polymer shapes, acoustic media, accumulators, bellows, burst discs, electrostatic chuck pedestals, advanced assemblies, PTFE tapes and machined components. Service solutions include coating, texturing, testing, and refurbishment. Branded products for Technetics Group include Helicoflex®, Ultraflex®, Feltmetal®, Plastolon®, Texolon®, Belfab®, and CefilAir®.

Stemco manufactures a variety of high performance wheel-end, steering, suspension and braking components used by the heavy-duty trucking industry to improve the performance and longevity of commercial tractors and trailers. Products for this market include hub oil seals, axle fasteners, hub caps, wheel bearings, mileage counters, king pin kits, suspension kits, brake friction, foundation brake parts and automatic brake adjusters. We sell these sealing products under the Stemco®, Stemco Kaiser®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Endeavor™, Pro-Torq®, Sentinel®, DataTrac®, Qwikkit™, Pluskit™, Econokit™, Stemco Duroline™, Stemco Crewson™, VANFASTIC® and AERIS™ brand names. Stemco also sells products under its sensor-based BAT RF® product line.

Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 45% of sales delivered to customers outside the United States in 2011. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2011, no single customer accounted for more than 3% of segment revenues.

Competition. Competition in the sealing markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Freudenberg-NOK, Federal-Mogul Corporation, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.

Raw Materials and Components. Our Sealing Products segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components, and various fibers and resins. We believe all of these raw materials and components are readily available from various suppliers, although we did experience difficulty in obtaining PTFE resins in 2011. Nonetheless, through 2011, we were able to purchase adequate supplies of PTFE from a number of sources worldwide. We plan to continue qualifying new sources of PTFE resins and to work with existing suppliers to obtain adequate supplies of PTFE resins in the future as well.

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

GGB produces self-lubricating, non-rolling, metal polymer, solid polymer, and filament wound bearing products and aluminum bushing blocks for hydraulic applications. The metal-backed or epoxy-backed bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. These products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and general industrial markets. GGB has over 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS™, HX™, EP™, SY™ and GAR-MAX™ names.

Compressor Products International designs, manufactures and services components for reciprocating compressors and engines. These components, which include, for example, packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components, are primarily utilized in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Mentor™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™, Liard™, Pro Flo™, Neomag™, CVP™, XDC™, POPR™ and Protecting Compressor World Wide™. Compressor Products International also designs and manufactures the Gar-Seal® family of PTFE lined butterfly valves.

Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. Compressor Products International sells its products and services globally through a network of company salespersons, independent sales representatives, distributors and service centers. In 2011, no single customer accounted for more than 3% of segment revenues.

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

Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder and PTFE. GGB sources components from a number of external suppliers. Compressor Products International’s major raw material purchases include PTFE, PEEK, compound additives, cast iron, bronze, steel, and stainless steel bar stock. We believe all of these raw materials and components are readily available from various suppliers, although we did experience difficulty in obtaining PTFE resins in 2011. Nonetheless, through 2011, we were able to purchase adequate supplies of PTFE from a number of sources worldwide. We plan to continue qualifying new sources of PTFE resins and to work with existing suppliers to obtain adequate supplies of PTFE resins in the future as well.

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

Customers. Our Engine Products and Services segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., and Exelon. In 2011, the largest customer accounted for approximately 27% of segment revenues.

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

Backlog

At December 31, 2011, we had a backlog of orders valued at $351.2 million compared with $352.0 million at December 31, 2010. Approximately 24% of the backlog, almost exclusively at Fairbanks Morse Engine, is expected to be filled beyond 2012. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.

Quality Assurance

We believe product quality is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our CNC machinery. In addition, we perform quality control tests on parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.

As of December 31, 2011, 46 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Sixteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures, and as a condition of awarding business.

Patents, Trademarks and Other Intellectual Property

We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these trademarks and patents. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use. We do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.

In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel and its subsidiaries for the four-stroke reciprocating engine it produces, which licenses generally expire and are terminated on the date five years after a party gives notice of termination. A loss of these licenses or a failure on the part of the third party to protect its own intellectual property could reduce our revenues. Although these licenses are long-term and subject to renewal, it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations

We currently have approximately 4,500 employees worldwide in our continuing operations. Approximately 2,300 employees are located within the U.S., and approximately 2,200 employees are located outside the U.S., primarily in Europe, Canada and Mexico. Approximately 16% of our U.S. employees are members of trade unions covered by two collective bargaining agreements with contract termination dates in August 2014 to December 2014. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 1,000 additional employees worldwide.

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

The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, which contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers has been actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte to address these claims. These subsidiaries have been deconsolidated from our financial statements since the Petition Date. The amount that will be necessary to fully and finally resolve the asbestos liabilities of these companies is uncertain. Several risks and uncertainties result from these filings that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:

•	the value of the deconsolidated subsidiaries reflected in our financial statements;

•	the uncertainty of the number and per claim value of pending and potential future asbestos claims;

•	the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them;

•	the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs; and

•	the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings.

For a further discussion of the filings and our asbestos exposure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook,” “ – Contingencies – Asbestos” and “ – Contingencies – Subsidiary Bankruptcy,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report.

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

The prices for some of the raw materials we purchase increased in 2011. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.

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

Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2011, we derived approximately 49% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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

We expect to continue to make acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

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

We have a senior secured revolving credit facility that imposes limitations on our operations, such as limitations on distributions, limitations on incurrence and repayment of indebtedness, and maintenance of a fixed charge coverage financial ratio if average monthly availability is less than certain thresholds. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.

We may not have sufficient cash to fund amounts payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control.

Our convertible debentures mature on October 15, 2015. The debentures are subject to conversion when one or more of the conversion conditions specified in the indenture governing the debentures are satisfied. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. One of these conversion conditions is based on the trading price of our common stock. The debentures become subject to conversion in the succeeding quarter, upon notice by the holders, when the closing price per share of our common stock exceeds $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the last thirty (30) consecutive trading days of any calendar quarter (such amounts are subject to adjustment for specified events as set forth in the indenture). None of the conversion conditions were satisfied at December 31, 2011, but this particular condition was in effect for the quarter ended September 30, 2011. In addition, upon a change of control, subject to certain conditions, we will be required to make an offer to repurchase for cash all outstanding convertible debentures at 100% of their principal amount plus accrued and unpaid interest, including liquidated damages, if any, up to but not including the date of repurchase. However, we may not have enough available cash or be able to obtain financing at the time we are required to settle converted debentures or make repurchases of tendered debentures. Any credit facility in place at the time of a repurchase or conversion of the debentures may also limit our ability to use borrowings to pay any cash payable on a repurchase or conversion of the debentures and may prohibit us from making any cash payments on the repurchase or conversion of the debentures if a default or event of default has occurred under that facility without the consent of the lenders under that credit facility. Our current $175 million senior secured credit facility prohibits distributions from our subsidiaries to us to make payments of principal or interest on the debentures or payments upon conversion of the debentures and prohibits prepayments of the debentures, in each case if a default or event of default exists or if our subsidiaries identified as borrowers under the facility fail to have either (a) pro forma average borrowing availability under the facility greater than the greater of (i) the lesser of 25% of (A) the available borrowing base or (B) the aggregate commitments of the lenders under the credit facility or (ii) $20 million or (b) (i) pro forma average borrowing availability under the facility greater than the greater of (A) the lesser of 20% of (I) the available borrowing base or (II) the aggregate commitments of the lenders under the credit facility or (B) $17.5 million, and (ii) a pro forma fixed charge coverage ratio that is greater than 1.0 to 1.0. Our failure to repurchase tendered debentures at a time when the repurchase is required by the indenture or to pay any cash payable on a conversion of the debentures would constitute a default under the indenture. A default under the indenture or the change of control itself could lead to a default under the other existing and future agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the debentures or make cash payments upon conversion thereof.

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

We are headquartered in Charlotte, North Carolina and have 57 primary manufacturing facilities in 11 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)

U.S.
Palmyra, New York*	Sealing Products	Owned	568,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	175,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico*	Sealing Products	Owned	131,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Leased	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.

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

Descriptions of environmental, asbestos and legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and in Note 20 to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position

Stephen E. Macadam	51	President, Chief Executive Officer and Director

Alexander W. Pease	40	Senior Vice President and Chief Financial Officer

Richard L. Magee	54	Senior Vice President, General Counsel and Secretary

David S. Burnett	45	Vice President, Treasury and Tax

J. Milton Childress II	54	Vice President, Strategic Planning and Business Development

Robert P. McKinney	48	Vice President, Human Resources

Robert S. McLean	47	Vice President, Legal

Donald G. Pomeroy II	45	Vice President and Controller

Marvin A. Riley	37	Vice President – Manufacturing

Stephen E. Macadam has served as our Chief Executive Officer and President and as a director since April 2008. Prior to accepting these positions with EnPro, Mr. Macadam served as Chief Executive Officer of BlueLinx Holdings Inc. since October 2005. Before joining BlueLinx Holdings Inc., Mr. Macadam was the President and Chief Executive Officer of Consolidated Container Company LLC since August 2001. He served previously with Georgia-Pacific Corp. where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam is a director of Georgia Gulf Corporation. During the past five years, Mr. Macadam served as a director of BlueLinx Holdings Inc. and Solo Cup Company. Mr. Macadam received a B.S. in mechanical engineering from the University of Kentucky, an M.S. in finance from Boston College and an M.B.A. from Harvard University, where he was a Baker Scholar.

Alexander W. Pease is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2011. In addition to his finance responsibilities, Mr. Pease also has responsibility for strategy, supply chain, IT and continuous improvement. Prior to agreeing to join the Company in February 2011, Mr. Pease was a principal with McKinsey and Company, Inc., where he was a leader in the Global Energy and Materials and Operations practices. Prior to joining McKinsey, Mr. Pease spent six years in the United States Navy as a SEAL Team leader with a wide range of international operating experience.

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

David S. Burnett is currently Vice President, Treasury and Tax and has held this position since February 2012, after having previously served as Director, Tax from July 2010 to February 2012. Prior to joining EnPro, Mr. Burnett was a Tax Director at PricewaterhouseCoopers LLP in Charlotte, North Carolina from November 2004 to July 2010, and from September 2001 to November 2004 in the Washington National Tax Services office in Washington, DC. Prior to PricewaterhouseCoopers LLP, he was a Senior Tax Manager in Grant Thornton LLP’s Office of Federal Tax Services in Washington, D.C.

J. Milton Childress II is currently Vice President, Strategic Planning and Business Development and has held this position since February 2006, after having joined the EnPro corporate staff in December 2005. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young LLP’s corporate finance consulting group prior to joining United Dominion in 1992.

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

Robert S. McLean is currently Vice President, Legal, and has held this position since April 2010. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995 and where he chaired the firm’s corporate practice department. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

Donald G. Pomeroy II is currently Chief Accounting Officer, Vice President and Controller. He was appointed to this position in February 2011. Between February 2010 and February 2011, Mr. Pomeroy served as Vice President and Chief Financial Officer of GST LLC. Mr. Pomeroy served as Vice President with responsibility for pricing strategies on the Company’s Continuous Improvement Team from November 2008 to February 2010. Mr. Pomeroy served as the Company’s Vice President and Controller between September 2007 and November 2008 after previously serving in this capacity from May 2002 to August 2004. Mr. Pomeroy served as the Vice President, Finance and Information Technology for Garlock from August 2004 until August 2007. He was previously Vice President,

Finance and Information Technology at Stemco and Controller – International Operations at Garlock. Prior to joining Garlock, Mr. Pomeroy was with Coopers & Lybrand LLP. As noted in Item 1, “Business,” and Item 1A, “Risk Factors,” on June 5, 2010, GST LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Marvin Riley was appointed Vice President Manufacturing of EnPro Industries on December 1, 2011 and has overall responsibility for EnPro’s global manufacturing. Mr. Riley served as Global Vice President Operations, GGB division of EnPro, since November 2009. Mr. Riley previously served as Vice President Operations Americas, GGB division of EnPro, since July 2007. Prior to joining EnPro he was an executive with General Motors Vehicle Manufacturing. Mr. Riley held multiple positions of increasing responsibility from 1997 to 2007 within General Motors. Mr. Riley received a Bachelor of Science Electrical Engineering from Howard University and a Master of Business Administration from Johns Hopkins University.

Mr. McLean’s brother is a partner at the law firm of McGuireWoods LLP and in 2011, we paid approximately $55,000 to that firm for legal services and $125,000 to its affiliate, McGuireWoods Capital Group, for merger and acquisition advisory services.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”

As of February 15, 2012, there were 4,705 holders of record of our common stock. The price range of our common stock from January 1, 2010 through December 31, 2011is listed below by quarter:

	Low Sale Price	High Sale Price
Fiscal 2011:
Fourth Quarter	$27.22	$37.61
Third Quarter	28.93	49.94
Second Quarter	36.33	48.46
First Quarter	35.77	44.25

Fiscal 2010:
Fourth Quarter	$30.29	$42.00
Third Quarter	26.64	32.60
Second Quarter	27.99	35.11
First Quarter	23.64	29.80

We did not declare any cash dividends to our shareholders during 2011. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1 – October 31, 2011	—		—		—	—

November 1 – November 30, 2011	—		—		—	—

December 1 – December 31, 2011	853	(1)	$32.98	(1)	—	—

Total	853	(1)	$32.98	(1)	—	—

(1)	A total of 853 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $32.98 per share, the closing price of our common stock on December 31, 2011. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH

Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers (the “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., Clarcor, Inc., Circor International, Inc., Kaydon Corporation and Robbins & Myers, Inc.

Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2006, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2006, and continuing through December 31, 2011. Past performance is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following historical consolidated financial information as of and for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011*	2010*	2009	2008	2007
	(as adjusted, in millions, except per share data)

Statement of Operations Data:
Net sales	$1,105.5	$865.0	$803.0	$993.8	$873.8
Income (loss) from continuing operations	$44.2	$61.3	$(143.6)	$32.8	$17.2

Balance Sheet Data:
Total assets	$1,252.1	$1,148.3	$1,221.2	$1,333.8	$1,449.8
Long-term debt (including current portion)	$150.2	$135.8	$130.4	$134.5	$133.3
Notes payable to GST	$237.4	$227.2	$—	$—	$—

Per Common Share Data – Diluted:
Income (loss) from continuing operations	$2.06	$2.96	$(7.19)	$1.56	$0.77

*	Results of the deconsolidated entities since the Petition Date are not included. See Note 19 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission (the “SEC”). The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Overview and Outlook

Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 57 primary manufacturing facilities located in 11 countries, including the United States.

We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and an Engine Products and Services segment.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; heavy-duty truck wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; PTFE products; conveyor belting; and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in applications that are highly demanding, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.

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

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison Litigation Management Group, Ltd. (“Garrison”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to collectively as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group. GST LLC and its subsidiaries operate five significant manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc., or any other EnPro Industries, Inc. operating subsidiary.

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

The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2011 and 2010, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the

Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 19 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.

During 2011, 2010, and 2009, we completed a number of acquisitions and a disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.

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

During the second quarter of 2009, we conducted an analysis to compare the fair value of GGB and Plastomer Technologies to the respective carrying values assigned to their net assets. The excess of the fair value of each reporting unit over the carrying value assigned to its assets and liabilities is the implied fair value of its goodwill. To estimate the fair value, we used discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we used was based on our weighted average cost of capital. For the market approach, we chose a group of 26 companies we believed to be representative of our diversified industrial and automotive peers. Based on the results of the test, we determined the fair values of GGB and Plastomer Technologies were less than the carrying values of their net assets, resulting in an implied fair value of goodwill of zero for both GGB and Plastomer Technologies. As a result, in the second quarter of 2009, we recognized an impairment charge of $113.1 million before tax, which represented all of the remaining goodwill in these reporting units.

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

Outlook

In 2012, we currently anticipate strong sales growth as our operations benefit from improved market conditions, higher volumes, market share gains, and a full year of sales from businesses acquired in 2011. We also expect segment profit margins to improve over 2011, although margins will continue to reflect: increased sales of lower margin products as we expand in original equipment markets; and costs associated with the integration of the businesses acquired in 2011, especially in the first half of 2012.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for 2012 will be between 32% and 34%, which is lower than the U.S. statutory rate primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we benefit from certain tax incentives such as the deduction for domestic production activities, and credits for research and development. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

In June 2011, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2008 and 2009 U.S. federal income tax returns. In February 2012, the IRS notified us it also will examine our 2010 U.S. federal income tax return. Although these examinations are part of a routine and recurring cycle we have experienced previously, we cannot predict the final outcome or expected conclusion date of the audits. Various foreign and state tax returns also are under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, we believe assessments that may arise will not have a material effect on our financial condition, results of operations, or cash flows. There are other returns not under examination for which it is possible the statute of limitations for assessments will expire in the next twelve months. Because we provide for uncertain tax positions, expiration of the period for assessments may have a favorable effect on our effective tax rate.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate we will be required to make contributions to the U.S. defined benefit plans in 2012 totaling approximately $13.4 million. We expect 2012 contributions to non-U.S. defined benefit plans to be insignificant. Additional significant cash contributions to the U.S. defined benefit plans are likely to be required in 2013 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense in 2012 will be $13.2 million, which is $3.6 million more than in 2011. The increase in pension expense is primarily due to a decrease in the discount rate used in the actuarial computations.

In connection with our growth strategy, we will continue to evaluate acquisitions in 2012; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook. Since completing the sale of the Quincy Compressor business, we have completed several acquisitions and redeployed the cash received in connection with the sale. We anticipate our rate of growth through acquisitions may moderate if our access to additional capital resources declines.

We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

The following table does not include results for GST and subsidiaries in the Sealing Products segment after the day preceding the Petition Date. See Note 19 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Sales
Sealing Products	$534.9	$397.6	$399.4
Engineered Products	386.7	302.5	238.3
Engine Products and Services	185.8	166.0	166.7

	1,107.4	866.1	804.4
Intersegment sales	(1.9)	(1.1)	(1.4)

Total sales	$1,105.5	$865.0	$803.0

Segment Profit (Loss)
Sealing Products	$81.2	$70.3	$55.8
Engineered Products	29.2	16.3	(13.3)
Engine Products and Services	30.6	35.5	30.5

Total segment profit	141.0	122.1	73.0

Corporate expenses	(32.6)	(36.7)	(28.9)
Goodwill impairment charge	—	—	(113.1)
Interest expense, net	(39.6)	(25.9)	(11.4)
Asbestos-related expenses	—	(23.3)	(135.5)
Other income (expense), net	(3.8)	46.4	17.7

Income (loss) from continuing operations before income taxes	$65.0	$82.6	$(198.2)

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

2011 Compared to 2010

Sales of $1,105.5 million in 2011 increased 28% from $865.0 million in 2010. Sales from acquisitions completed since 2010 contributed about 20 percentage points to the increase. In addition, sales increased as a result of higher volumes in the Sealing Products and Engineered Products segments as we have taken advantage of improvements in nearly all of our customer markets and we are actively pursuing increased market share. Selected price increases we have instituted also contributed to the increase in sales compared to last year. Sales in the Engine Products and Services segment grew 12% primarily due to shipping more engines, with higher average revenue per engine, in 2011 versus 2010, and incremental revenue related to using the percentage-of-completion accounting method beginning in the third quarter of 2011. Changes in foreign exchange rates added two percentage points to the sales increase. Sales in 2010 included GST LLC through the Petition Date while sales in 2011 excluded GST LLC’s sales for the full year as a result of the deconsolidation of GST LLC effective on the Petition Date. Sales from GST LLC to third parties in 2010 through the Petition Date were $77.7 million.

Segment profit, management’s primary measure of how our operations perform, increased 15% to $141.0 million in 2011 from $122.1 million in 2010. Earnings from acquisitions completed since 2010 contributed about six percentage points to the improvement. Segment profit also increased due to the higher volumes in the Sealing Products and Engineered Products segments, especially in Engineered Products, while price increases in these segments essentially offset net cost increases in 2011 compared to

2010. These year-over-year improvements were reduced by the deconsolidation of GST LLC effective on the Petition Date. Segment profit in 2010 included GST LLC through the Petition Date while segment profit in 2011 excluded GST LLC’s operating income for the full year as a result of the deconsolidation of GST LLC effective on the Petition Date. Segment profit for GST LLC in 2010 through the Petition Date was $14.0 million.

The improvements in the Sealing Products and Engineered products segments were partially offset by the decline in earnings in the Engine Products and Services segment caused by lower margins on the higher engine shipments, a decrease in higher margin parts and services revenue, and provisions for a warranty matter and an anticipated contract loss. Segment operating margins also softened due to the inclusion of the lower-margin acquired businesses, which continue to work through the integration process. Changes in foreign exchange rates added two percentage points to the segment profit increase. As a result of these changes, segment margins, defined as segment profit divided by sales, declined from 14.1% in 2010 to 12.8% in 2011. Excluding the Engine Parts and Services segment, segment margins declined only slightly from 12.4% in 2010 to 12.0% in 2011.

Corporate expenses for 2011 declined by $4.1 million compared to 2010 primarily due to lower medical expenses, directors’ share-based compensation, and consulting expenses partially offset by higher salary and management’s incentive compensation expenses.

Net interest expense in 2011 was $39.6 million compared to $25.9 million in 2010. The increase in net interest expense was caused primarily by the deconsolidation of GST and the inclusion of interest expense on notes payable to GST LLC in our results, which previously was eliminated in our consolidated results. We also incurred interest expense in 2011 on new borrowings on the senior secured revolving credit facility.

Due to the deconsolidation of GST, asbestos-related expenses during 2011 were zero, which represented a decrease of $23.3 million compared to 2010.

Other income (expense), net in 2011 includes the $2.9 million gain recorded upon the contribution of the GIC from the Crucible Back-Up Trust to our defined benefit plan assets. Refer to Note 20, “Commitments and Contingencies – Crucible Materials Corporation” in our Consolidated Financial Statements in this Form 10-K for additional information about the GIC and the Crucible Back-Up Trust. In connection with the deconsolidation of GST, we recorded a pre-tax gain of $54.1 million in 2010. The gain is discussed in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recorded an income tax expense of $20.8 million on pre-tax income from continuing operations of $65.0 million in 2011, resulting in an effective tax rate of 32.1%. Our effective tax rate continues to be lower than the U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefit from certain tax incentives such as the deduction for domestic production activities and credits for research and development. During 2010, our effective tax rate was 25.8% as we recorded an income tax expense of $21.3 million on pre-tax income from continuing operations of $82.6 million. The income tax expense in 2010 was favorably affected by the restructuring of part of our GGB operation in Europe, as well as the overall jurisdictional mix of earnings.

Income from continuing operations was $61.3 million, or $2.96 per share, in 2010 compared to $44.2 million, or $2.06 per share, in 2011. Earnings per share are expressed on a diluted basis.

Net income for 2011 was the same as income from continuing operations. Including discontinued operations, which only affected our 2010 results, net income was $155.4 million in 2010, or $7.51 per share. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the year:

Sealing Products. Sales of $534.9 million in 2011 were 35% higher than the $397.6 million reported in 2010. Sales from acquisitions completed since 2010 at the consolidated Garlock operations, Technetics Group, and Stemco contributed about 33 percentage points to the increase. Increases in volume, reflecting improved markets and increased market share, plus selected net price increases since 2010 were essentially offset by the sales decrease caused by the deconsolidation of GST. Sales from GST LLC to third parties in 2010 through the Petition Date were $77.7 million. The consolidated Garlock operations experienced improved demand in several markets including oil and gas, and rubber products, and in Europe and Asia. Technetics Group demand was higher in 2011 in most markets and in several product lines. Stemco reported large increases in OEM (about 50%), brake products (about 95%), and aftermarket demand (about 10%) and prices increased about 4%. Favorable foreign exchange rates contributed about two percentage points to the sales increase.

Segment profit of $81.2 million in 2011 increased 16% compared to the $70.3 million reported in 2010. Despite higher volumes, some contribution from the acquisitions, and price increases, which nearly offset all cost increases, Garlock earnings declined because of the deconsolidation of GST LLC effective on the Petition Date. Segment profit for GST LLC in 2010 through the Petition Date was $14.0 million. Earnings at Technetics increased compared to 2010, but the increase was less than the improvement in sales because the incremental earnings at the acquired businesses are still developing. Stemco reported an increase in profit in connection with its higher volumes, including its acquired business, which was reduced by cost increases in excess of selected price increases in 2011. Operating margins for the Stemco brake products acquisition in 2011 were lower than the historical business, which is likely to be the case going forward due to the nature of the brake products market. Operating margins for the segment decreased to 15.2% in 2011 from 17.7% in 2010.

Engineered Products. Sales of $386.7 million in 2011 were 28% higher than the $302.5 million reported in 2010. Acquisitions completed since 2010 favorably affected sales by about 13 percentage points. In addition, sales for GGB and CPI in 2011 were significantly higher than in 2010 as both operations continued to capture higher volume from improvements in several markets and selected price increases. Favorable foreign exchange rates contributed four percentage points to the segment’s sales growth.

The segment profit in 2011 was $29.2 million, which was 79% higher than the $16.3 million reported in 2010. Increased profits at GGB and CPI came primarily from price increases and the additional sales volume partially offset by cost increases. Acquisitions completed since 2010 added 10 percentage points to the increase and changes in foreign exchange rates added four percentage points. Operating margins for the segment were 7.6% in 2011, which improved from the 5.4% reported last year.

Engine Products and Services. Sales increased 12% from $166.0 million in 2010 to $185.8 million in 2011. The increase in sales was primarily due to shipping 14 engines in 2011 versus 12 engines in 2010, with a higher average price per engine in 2011 due to the types of engines shipped. The Engine Products and Services segment also recognized incremental revenue of $9.6 million related to using the percentage-of-completion accounting method for new or nearly new engine programs beginning in the third quarter of 2011. These increases were partially offset by a decline in parts and services revenue in 2011.

The segment reported a profit of $30.6 million in 2011 compared to $35.5 million in 2010. A lower margin mix of engine shipments in 2011, the decrease in higher margin aftermarket parts and services activity, and net cost increases contributed to the decrease in segment profit. In addition, the segment recorded a $1.4 million estimated warranty expense to repair a specific engine component in a series of U.S. Navy ships. The segment also recorded a $3 million estimated loss on an engine contract. The expected contract loss is a result of detrimental changes in the market for nuclear power plant emergency power engines after the tsunami in Japan, which caused costs per nuclear-related engine to be higher than expected, and the original engine costs for the program were underestimated. These large costs were partially offset by: cost reimbursements related to the canceled South Texas Project of approximately $1.8 million, which reduced expenses in the third quarter of 2011; the resolution of a legal matter, which reduced legal expenses by $0.5 million; and approximately $1.5 million of incremental profit related to the use of percentage-of-completion accounting beginning in the third quarter of 2011. Operating margins dropped from 21.4% in 2010 to 16.5% this year.

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

Our effective tax rate was 25.8% in 2010 and 27.5% in 2009. We recorded an income tax expense of $21.3 million on pre-tax income from continuing operations of $82.6 million in 2010. The 2010 tax expense was favorably affected by restructuring part of our GGB operation in Europe. During 2009, our effective tax rate was 27.5% as we recorded an income tax benefit of $54.6 million on a loss from continuing operations before income taxes of $198.2 million. The income tax expense in 2009 was significantly affected by the goodwill impairment charge and the jurisdictional mix of earnings.

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

Following is a discussion of operating results for each segment during the year:

Sealing Products. Sales of $397.6 million in 2010 were slightly lower than the $399.4 million reported in 2009. The deconsolidation of GST LLC was the principal factor in the lack of year-over-year growth. GST LLC sales to third parties of $104.9 million from the Petition Date through December 31, 2010, were not included as a result of the deconsolidation of GST effective on the Petition Date. Acquisitions completed since 2009, which contributed 3% to the sales growth, improved industrial markets, and the inclusion of the results of Technetics during 2010 partially offset the effect of the deconsolidation. Stemco’s sales during 2010 increased compared to 2009 primarily as a result of higher volumes for its OEM and aftermarket business and the introduction of new brake products. Plastomer Technologies experienced a sales increase in 2010 compared to 2009 due to higher volumes in its semiconductor business.

Segment profit of $70.3 million in 2010 increased 26% compared to the $55.8 million reported in 2009. The increase in profit in our Garlock group of companies reflected a benefit from higher volumes, the inclusion of the acquired Technetics business, and various net price increases partially offset by the deconsolidation of GST LLC, which reported segment profit of $16.5 million subsequent to its deconsolidation, and various cost increases. Stemco reported a significant increase in profit primarily due to increased production and demand in heavy-duty vehicle markets partially offset by cost increases. Likewise, higher volume bolstered Plastomer Technologies’ 2010 results as it also reported improved earnings compared to last year. Operating margins for the segment increased to 17.7% in 2010 from 14.0% in 2009.

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

Restructuring and Other Costs

Restructuring expense was $1.4 million, $0.9 million and $10.2 million for 2011, 2010 and 2009, respectively. In 2009, the expense was primarily related to restructuring activities associated with workforce reductions at GGB and in the Garlock group of companies.

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

As of December 31, 2011, we held approximately $3 million in cash and cash equivalents in the United States and approximately $28 million in cash and cash equivalents outside of the United States. We believe our cash and cash equivalents, operating cash flows, and borrowing capacity are adequate to fund our cash needs in 2012.

Cash Flows

Operating activities provided $78.6 million, $33.5 million and $59.0 million in 2011, 2010 and 2009, respectively. The increase in operating cash flows in 2011 versus 2010 was primarily attributable to our increased earnings and the tax payment resulting from the gain on the sale of Quincy Compressor made in 2010, which did not recur in 2011, partially offset by higher contributions to the U.S. defined benefit plans in 2011. The decrease in operating cash flows between 2010 and 2009 was primarily attributable to the tax payment resulting from the gain on the sale of Quincy Compressor, which more than offset improvements in cash generated by our operations. In addition, GST LLC generated $54.8 million of operating cash flows after its deconsolidation on the Petition Date, which were not included in our 2010 total. In 2011, GST reported $44.2 million of operating cash flows, which also were not included in our results.

We used $257.9 million, net, in 2011 for investing activities, received $111.9 million, net, in 2010, and used $66.3 million, net, in 2009. In 2011, we used $228.2 million net of cash acquired to purchase six businesses. Please refer to “Acquisitions and Dispositions” in Part I, Item 1 – Business for additional discussion regarding these transactions. We also spent $31.5 million for capital expenditures across all of our businesses. The net cash inflow provided by investing activities in 2010 resulted from the proceeds of the divestiture of Quincy Compressor. This cash receipt was partially offset by capital expenditures and the cash retained by GST LLC and its subsidiaries in connection with their deconsolidation. The deconsolidation of GST LLC is discussed further in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section. In 2009, the cash used in investing activities went toward capital expenditures and the acquisition of four businesses.

Financing activities of continuing operations in 2011 consumed $9.4 million, net, and included our first borrowings on our revolving credit facility, and the payment of related party notes to GST LLC. Financing activities of continuing operations in 2010 included repayment of $6.1 million of related-party debt, which previously was eliminated in consolidation prior to the deconsolidation of GST LLC. In 2009, we retired $9.9 million in industrial revenue bonds and other debt.

Capital Resources

Senior Secured Revolving Credit Facility. Our primary U.S. operating subsidiaries, other than GST LLC, are parties to a senior secured revolving credit facility with a maximum availability of $175 million, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and certain real property, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, we may request an increase to the facility maximum availability by up to $50 million to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015, unless, prior to that date, our convertible debentures are paid in full, refinanced on certain terms, or defeased, in which case the facility will mature on March 30, 2016.

Borrowings under the credit facility are secured by specified assets of ours and our U.S. operating subsidiaries, other than GST LLC, and primarily include accounts receivable, inventory, equipment, certain real property, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to the foregoing. Subsidiary capital stock is not included as collateral.

Outstanding borrowings under the credit facility currently bear interest at a rate equal to, at our option, either: (1) a base/prime rate plus 0.75%, or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The actual borrowing availability at December 31, 2011, under our senior secured revolving credit facility was $123.2 million after giving consideration to $4.1 million of letters of credit outstanding and $4.0 million of revolver borrowings. The maximum amount borrowed under this facility during 2011 was $41.3 million. There were no borrowings under this facility during 2010.

Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015, unless they are converted prior to that date. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of December 31, 2011.

For a discussion of the potential liquidity issues and risks we could face in the event some or all of the Debentures are converted, see Part I, Item 1A, “Risk Factors – We may not have sufficient cash to repurchase our convertible debentures at the option of the holder or upon a change of control or to pay the cash payable upon a conversion” in this report.

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

Related Party Notes. Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which expired on January 1, 2010.

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

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility.

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

On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.

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

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 19 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

GST’s third party sales and operating income from the date of deconsolidation through December 31, 2010, were $104.9 million and $16.5 million, respectively.

GST was included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and Accounting Standards Codification Topic 740 – Income Taxes. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2011, this amount was approximately $24 million. Under the agreement’s cash settlement schedule, this receivable is expected to be collected at a future date, and was included in our Consolidated Balance Sheet as a non-current asset.

As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST in the second quarter of 2010. The fair value of GST, net of taxes on the gain on deconsolidation, was recorded at $236.9 million. Our $236.9 million investment value is subject to periodic reviews for impairment. GST will be presented using the cost method during the reorganization period.

In connection with the bankruptcy filing, GST LLC and Garrison entered into a $10 million debtor-in-possession revolving credit and letter of credit facility with Bank of America, N.A. with a maturity date of December 7, 2011. The debtor-in-possession revolving credit facility was terminated by GST LLC and Garrison in October 2011.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe both entities can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 19 to our Consolidated Financial Statements for additional information about GST’s bankruptcy proceeding.

Dividends

To date, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. As of December 31, 2011, we exceeded this minimum threshold. The indenture that governs the convertible debentures does not restrict us from paying dividends.

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

Revenue Recognition

Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered with the exception of engine revenue recognition in the Engine Products and Services segment as described in the next three paragraphs. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. We made this change because, as a result of enhancements to the financial management and reporting systems, the segment is able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, the segment will recognize revenues using the completed-contract method. Progress towards completion is measured by reference to costs incurred to date as a percentage of estimated total project costs.

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are accounted for in the period a loss becomes likely and estimable. We recognized revenues and operating income of $9.6 million and $1.5 million, respectively, for the year ended December 31, 2011, on contracts accounted for under the POC method.

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

With the assistance of Bates White, a recognized expert, we periodically reviewed the period over which we could make a reasonable estimate, the assumptions underlying the estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and adjust the estimate if necessary. Additional discussion is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Asbestos.”

Derivative Instruments and Hedging Activities

We have entered into contracts to hedge forecasted transactions denominated in foreign currencies occurring at various dates through January 2013. We account for most of these contracts as cash flow hedges. As a cash flow hedge, the effective portion of the gain or loss on the contracts is reported in other comprehensive income and the ineffective portion is reported in income. Amounts in accumulated other comprehensive income are reclassified into income in the period when the hedged transactions occur.

Pensions and Postretirement Benefits

We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 15 to the Consolidated Financial Statements for a discussion of pension and postretirement benefits.

Income Taxes

We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 6 to the Consolidated Financial Statements for a discussion of income taxes.

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

Contingencies

General

Various claims, lawsuits and administrative proceedings with respect to commercial, product liability, asbestos and environmental matters, all arising in the ordinary course of business, are pending or threatened against us or our subsidiaries and seek monetary damages and/or other remedies. We believe any liability finally determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial condition, results of operations or cash flows. From time to time, we and our subsidiaries are involved as plaintiffs in legal proceedings involving contract, patent protection, environmental, insurance and other matters. Expenses for legal and administrative proceedings are recorded as expenses when incurred.

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

As of December 31, 2011 and 2010, EnPro had accrued liabilities of $12.6 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 20 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

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

Crucible Materials Corporation

Crucible Materials Corporation (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. See Note 20 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

Subsidiary Bankruptcy

Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos” below and Notes 19 and 20 to our Consolidated Financial Statements. This process presents a number of risks and uncertainties many of which are described in Part I, Item 1A – “Risk Factors”.

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

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. See above under the heading “Subsidiary Bankruptcy” and Notes 19 and 20 to our Consolidated Financial Statements for more information about this bankruptcy filing and its effects.

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

Beginning in 2000, the top-tier asbestos defendants – companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products – sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe these procedures enable claimants to “double dip” by collecting payments from defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

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

During the pendency of the Chapter 11 proceedings certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, under U.S. generally accepted accounting principles, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. As a result, our financial results for the year ended December 31, 2010, which include the results from GST only through the Petition Date, may not be comparable to those of prior, current and future year periods.

Much of the remaining portion of this section updates information about our subsidiaries’ asbestos claims management experience through and until the Petition Date. See Note 20 to our consolidated financial statements for additional information about claims mix, product defenses, recent trial results and appeals.

Insurance Coverage. At December 31, 2011, we had $158.0 million of insurance coverage we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $32.7 million since the Petition Date. See Note 20 to our consolidated financial statements for additional information about the quality of these insurance and trust assets.

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

See Note 20 to the Consolidated Financial Statements for additional information about our liability estimate.

Quantitative Claims and Insurance Information. Our recorded asbestos liability at the Petition Date was $472.1 million. As of the Petition Date, we had remaining insurance and trust coverage of $192.4 million, which included $156.3 million in insured claims and expenses our subsidiaries have paid out in excess of amounts recovered from insurance. These amounts are recoverable under the terms of our insurance policies, subject to potential competing claims of other covered subsidiaries, and have been billed to the insurance carriers.

Off Balance Sheet Arrangements

Lease Agreements

We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2011, approximately $64.0 million of future minimum lease payments were outstanding under these agreements. See Note 20, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2011, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$180.6	$1.6	$1.6	$176.7	$0.7
Notes payable to GST	309.2	—	—	—	309.2
Interest on long-term debt	26.8	7.0	13.8	6.0	—
Interest on notes payable to GST	103.7	15.4	33.0	36.0	19.3
Operating leases	64.0	13.5	23.6	18.7	8.2
Other long-term liabilities	23.8	2.9	3.9	3.7	13.3

Total	$708.1	$40.4	$75.9	$241.1	$350.7

Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. In the event of an early conversion, we believe we would refinance the convertible debentures with an unsecured public debt offering or with other funding available at the time. The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In our Consolidated Balance Sheet, this amount is shown net of a debt discount pursuant to the applicable accounting rules. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 13 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.

The notes payable to GST LLC bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require the Company to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each note in any calendar month and 4.5% of the principal balance of each note in any year. The interest due under the notes payable to GST LLC may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services and insurance coverages to GST LLC, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST LLC, and permits employees of GST LLC to participate in certain of the Company’s benefit plans. The table above reflects $82.0 million of total PIK interest as principal payments at the due date of the notes.

Payments for other long-term liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2011. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Materials Corporation,” and in Note 20 to the Consolidated Financial Statements.

The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 15 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could affect our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through normal operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes.

Interest Rate Risk

We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2011. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$1.6	$1.5	$0.1	$172.6	$0.1	$238.1	$414.0	$453.2

Average interest rate	0.5%	0.5%	4.4%	3.9%	4.4%	11.0%	7.9%

Additionally, we have $4.0 million outstanding on our revolving credit facility, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.

Foreign Currency Risk

We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries, and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks through our normal operating activities and, where appropriate, through foreign currency forward or option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2011.

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Buy euro/sell USD	$31.4	Jan 2012 – Jan 2013	1.294 to 1.453 USD/euro
Buy euro/sell British pound	24.7	Jan 2012	0.839 euro/pound
Sell USD/buy Australian dollar	9.3	Jan 2012 – Dec 2012	0.942 to 1.045 USD/Australian dollar
Buy USD/sell Australian dollar	9.3	Jan 2012 – Dec 2012	0.942 to 1.045 USD/Australian dollar
Sell British pound/buy Australian dollar	9.2	Jan 2012	1.544 Australian dollar/pound
Buy USD/sell euro	9.0	Jan 2012 – Dec 2012	1.301 to 1.453 USD/euro
Buy Australian dollar/sell Canadian dollar	5.4	Jun 2012	1.008 Australian dollar/Canadian dollar
Buy Canadian dollar/sell Australian dollar	5.4	Jun 2012	1.008 Australian dollar/Canadian Dollar
Sell USD/buy Canadian dollar	3.2	Jan 2012 – Dec 2012	0.948 to 1.045 Canadian dollar/USD
Buy USD/sell Canadian dollar	3.2	Jan 2012 – Dec 2012	0.948 to 1.045 Canadian dollar/USD
Sell euro/buy Canadian dollar	2.8	Jan 2012	1.577 Canadian dollar/euro
Buy euro/sell Singapore dollar	2.0	Jan 2012	1.689 Singapore dollar/euro
Sell Mexican peso/buy USD	1.6	Jan 2012 – Dec 2012	11.735 to 14.118 peso/USD
Buy Mexican peso/sell USD	1.6	Jan 2012 – Dec 2012	11.735 to 14.118 peso/USD
Sell British pound/buy Swiss franc	1.5	Jan 2012	1.470 franc/pound
Buy British pound/sell euro	1.4	Jan 2012 – Dec 2012	0.836 to 0.875 pound/euro
Buy Mexican peso/sell British pound	1.0	Jan 2012	21.695 peso/pound
Buy USD/sell Thai baht	0.5	Feb 2012 – Jun 2012	30.950 to 31.535 Thai baht/USD
Sell euro/buy Thai baht	0.1	Feb 2012	42.100 Thai baht/euro

	122.6
Option Contracts
Buy Brazilian real/sell USD	1.6	May 2012	1.685 real/USD
Sell Brazilian real/buy USD	1.3	May 2012	2.115 real/USD

	2.9

	$125.5

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENPRO INDUSTRIES, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2011, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under Rule 1-02(w) of Regulation S-X of the SEC: Rome Tool and Die; Pipeline Seal and Insulator, Inc.; MidWestern; Tara Technologies Corporation; and PI Bearing Technologies. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 annual meeting of shareholders is incorporated herein by reference.

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

A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 annual meeting of shareholders is incorporated herein by reference.

The table below contains information as of December 31, 2011, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	998,275	(1)	$27.23	(2)	672,569

Equity compensation plans not approved by security holders	—		—		—

Total	998,275	(1)	$27.23	(2)	672,569

(1)	Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the maximum levels payable for the 2010 – 2012 and 2011 – 2013 performance cycles.
(2)	The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices – Director Compensation” and “Executive Compensation – Grants of Plan Based Awards – LTIP Awards” in our definitive proxy statement for the 2012 annual meeting of shareholders.

Information concerning the inducement awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation – Employment Agreement” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2012 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009 appears on page 104.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 51 to 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 27th day of February, 2012.

ENPRO INDUSTRIES, INC.

By:	/s/ Richard L. Magee
Richard L. Magee
Senior Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy
Donald G. Pomeroy
Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2012

/s/ Alexander W. Pease	Senior Vice President and	February 27, 2012
Alexander W. Pease	Chief Financial Officer

/s/ Gordon D. Harnett	Chairman of the Board and Director	February 27, 2012
Gordon D. Harnett*

/s/ J. P. Bolduc	Director	February 27, 2012
J. P. Bolduc*

/s/ Peter C. Browning	Director	February 27, 2012
Peter C. Browning*

/s/ B. Bernard Burns, Jr.	Director	February 27, 2012
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 27, 2012
Diane C. Creel*

/s/ David L. Hauser	Director	February 27, 2012
David L. Hauser*

/s/ Wilbur J. Prezzano, Jr.	Director	February 27, 2012
Wilbur J. Prezzano, Jr.*

* By:	/s/ Richard L. Magee
Richard L. Magee, Attorney-in-Fact

EXHIBIT INDEX

2.1	Purchase Agreement dated as of December 18, 2009 among EnPro Industries, Inc., Coltec Industries Inc, Fulcrum Acquisition LLC and Atlas Copco (China) Investment Company Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K of EnPro Industries, Inc. on December 21, 2009 (File No. 001-31225))

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2	Rights Agreement between EnPro Industries, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by EnPro Industries, Inc., the EnPro Industries, Inc. Retirement Savings Plan for Hourly Workers and the EnPro Industries, Inc. Retirement Savings Plan for Salaried Workers (File No. 333-89576))

4.5	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2009 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 24, 2009 by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 22, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+	Form of EnPro Industries, Inc. Phantom Share Award Grant for Outside Directors (2005 Amendment and Restatement) (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.10+	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective October 27, 2009) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.12+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective February 12, 2008) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14	Second Amended and Restated Loan and Security Agreement, dated March 31, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and STEMCO Kaiser Incorporated, as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 4, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.15	First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 28, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP, STEMCO Kaiser Incorporated, Technetics Group LLC, Technetics Group Daytona, Inc., Kenlee Daytona LLC, Applied Surface Technology, Inc. and Belfab, Inc., as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc., Compressor Services Holdings, Inc. and Best Holdings I, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., as collateral and administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 3, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.16+	Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.17+	Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.18+	Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+	Early Retirement and Release Agreement dated as of August 3, 2011 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+	Management Continuity Agreement dated as of February 11, 2009 between EnPro Industries, Inc. and Orville G. Lunking (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Management Continuity Agreement dated May 21, 2008 between EnPro Industries, Inc. and Robert P. McKinney (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Management Continuity Agreement dated as of August 25, 2008 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+	Management Continuity Agreement dated as of October 27, 2009 between EnPro Industries, Inc. and Kenneth Walker (incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+	Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+	Management Continuity Agreement dated as of September 1, 2007 between EnPro Industries, Inc. and Donald G. Pomeroy II (incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 17, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+*	Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley

10.29+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.32+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and William Dries (incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.33+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.34+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.35+	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.36	Variable Term Accelerated Share Repurchase Transaction dated March 3, 2008 between EnPro Industries, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 3, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.37	Settlement Agreement dated as of April 11, 2008 among EnPro Industries, Inc. and Steel Partners II, L.P., Steel Partners II GP LLC, Steel Partners II Master Fund L.P., Steel Partners LLC, Warren G. Lichtenstein, James R. Henderson, John J. Quicke, Kevin C. King, Don DeFosset and Delyle Bloomquist (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.38+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from J. P. Bolduc

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Gordon D. Harnett

24.6*	Power of Attorney from David L. Hauser

24.7*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.
+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Rome Tool and Die, Pipeline Seal and Insulator, Inc. Mid Western, Tara Technologies Corporation, and PI Bearing Technologies (the ‘Acquired Entities’) from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company through several purchase business combinations during 2011. We have also excluded the Acquired Entities from our audit of internal control over financial reporting. The Acquired Entities are wholly-owned subsidiaries whose total assets and total revenues represent 21% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2012

FINANCIAL INFORMATION

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(in millions, except per share data)

	2011	2010	2009
Net sales	$1,105.5	$865.0	$803.0
Cost of sales	726.5	541.0	523.8

Gross profit	379.0	324.0	279.2

Operating expenses:
Selling, general and administrative expenses	275.0	242.9	224.3
Asbestos-related expenses	—	23.3	135.5
Goodwill impairment charge	—	—	113.1
Other operating expenses	2.3	3.4	10.5

	277.3	269.6	483.4

Operating income (loss)	101.7	54.4	(204.2)
Interest expense	(40.8)	(27.5)	(12.3)
Interest income	1.2	1.6	0.9
Gain on deconsolidation of GST	—	54.1	—
Other income	2.9	—	17.4

Income (loss) from continuing operations before income taxes	65.0	82.6	(198.2)
Income tax benefit (expense)	(20.8)	(21.3)	54.6

Income (loss) from continuing operations	44.2	61.3	(143.6)
Income from discontinued operations, net of taxes	—	94.1	4.3

Net income (loss)	$44.2	$155.4	$(139.3)

Basic earnings (loss) per share:
Continuing operations	$2.15	$3.01	$(7.19)
Discontinued operations	—	4.63	0.22

Net income (loss) per share	$2.15	$7.64	$(6.97)

Diluted earnings (loss) per share:
Continuing operations	$2.06	$2.96	$(7.19)
Discontinued operations	—	4.55	0.22

Net income (loss) per share	$2.06	$7.51	$(6.97)

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009

OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income (loss)	$44.2	$155.4	$(139.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(94.1)	(4.3)
Taxes related to sale of discontinued operations	—	(50.9)	—
Gain on deconsolidation of GST, net of taxes	—	(33.8)	—
Depreciation	25.3	23.3	27.0
Amortization	23.1	16.3	13.3
Accretion of debt discount	6.3	5.8	5.2
Goodwill impairment charge	—	—	113.1
Deferred income taxes	4.3	(2.4)	(67.7)
Stock-based compensation	5.4	6.9	1.8
Excess tax benefits from stock-based compensation	(1.0)	(0.8)	—
Change in assets and liabilities, net of effects of acquisitions and deconsolidation of businesses:
Asbestos liabilities, net of insurance receivables	—	26.0	95.6
Accounts and notes receivable	(31.1)	(43.9)	29.5
Inventories	(12.0)	5.2	(8.4)
Accounts payable	12.0	2.1	(0.2)
Other current assets and liabilities	5.8	12.6	(3.5)
Other noncurrent assets and liabilities	(3.7)	5.8	(3.1)

Net cash provided by operating activities of continuing operations	78.6	33.5	59.0

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(31.5)	(21.9)	(22.1)
Proceeds from liquidation of investments	—	—	7.4
Divestiture of business	—	189.1	—
Deconsolidation of GST	—	(29.5)	—
Acquisitions, net of cash acquired	(228.2)	(25.9)	(51.1)
Other	1.8	0.1	(0.5)

Net cash provided by (used in) investing activities of continuing operations	(257.9)	111.9	(66.3)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net repayments of short-term borrowings	(13.1)	(6.1)	—
Proceeds from debt	53.9	—	—
Repayments of debt	(50.1)	(0.1)	(9.9)
Other	(0.1)	1.6	0.4

Net cash used in financing activities of continuing operations	(9.4)	(4.6)	(9.5)

	2011	2010	2009

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	1.9	18.1
Investing cash flows	—	(0.1)	(2.7)

Net cash provided by discontinued operations	—	1.8	15.4

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)	1.9

Net increase (decrease) in cash and cash equivalents	(188.5)	142.4	0.5
Cash and cash equivalents at beginning of year	219.2	76.8	76.3

Cash and cash equivalents at end of year	$30.7	$219.2	$76.8

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22.9	$7.2	$7.4
Income taxes	$35.1	$56.5	$13.2

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(in millions, except share amounts)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$30.7	$219.2
Accounts and notes receivable, less allowance for doubtful accounts of $4.6 in 2011 and $3.6 in 2010	195.3	142.1
Inventories	112.6	77.0
Prepaid expenses and other current assets	44.1	38.6

Total current assets	382.7	476.9
Property, plant and equipment	164.2	140.2
Goodwill	201.2	112.1
Other intangible assets	195.7	115.1
Investment in GST	236.9	236.9
Other assets	71.4	67.1

Total assets	$1,252.1	$1,148.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$9.9	$22.1
Notes payable to GST	10.2	—
Current maturities of long-term debt	1.6	—
Accounts payable	83.9	57.5
Accrued expenses	119.5	100.3

Total current liabilities	225.1	179.9
Long-term debt	148.6	135.8
Notes payable to GST	227.2	227.2
Pension liability	108.7	84.1
Other liabilities	48.4	44.9

Total liabilities	758.0	671.9

Commitments and contingencies

Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,779,237 shares at December 31, 2011 and 20,641,804 shares at December 31, 2010	0.2	0.2
Additional paid-in capital	418.1	411.3
Retained earnings	104.9	60.7
Accumulated other comprehensive income (loss)	(27.7)	5.6
Common stock held in treasury, at cost – 206,306 shares at December 31, 2011 and 209,063 shares at December 31, 2010	(1.4)	(1.4)

Total shareholders’ equity	494.1	476.4

Total liabilities and shareholders’ equity	$1,252.1	$1,148.3

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(dollars and shares in millions)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity

Balance, December 31, 2008	19.8	$0.2	$400.2	$44.6	$(17.4)	$(1.5)	$426.1

Net loss	—	—	—	(139.3)	—	—	(139.3)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15.6	—	15.6
Pension and other postretirement benefit plans	—	—	—	—	6.6	—	6.6

Total comprehensive loss							(117.1)
Exercise of stock options and other incentive plan activity	0.4	—	2.5	—	—	0.1	2.6

Balance, December 31, 2009	20.2	0.2	402.7	(94.7)	4.8	(1.4)	311.6

Net income	—	—	—	155.4	—	—	155.4
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(8.5)	—	(8.5)
Pension and other postretirement benefit plans	—	—	—	—	10.8	—	10.8
Loss on cash flow hedges	—	—	—	—	(1.5)	—	(1.5)

Total comprehensive income							156.2
Exercise of stock options and other incentive plan activity	0.2	—	8.6	—	—	—	8.6

Balance, December 31, 2010	20.4	0.2	411.3	60.7	5.6	(1.4)	476.4

Net income	—	—	—	44.2	—	—	44.2
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(7.9)	—	(7.9)
Pension and other postretirement benefit plans	—	—	—	—	(25.8)	—	(25.8)
Gain on cash flow hedges	—	—	—	—	0.4	—	0.4

Total comprehensive income							10.9
Exercise of stock options and other incentive plan activity	0.2	—	6.8	—	—	—	6.8

Balance, December 31, 2011	20.6	$0.2	$418.1	$104.9	$(27.7)	$(1.4)	$494.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Significant Accounting Policies and Recently Issued Accounting Pronouncements

Overview

EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products, which include primarily sealing products, self-lubricating, non-rolling bearing products, precision engineered components and lubrication systems for reciprocating compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for engines.

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

Revenue Recognition – Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered with the exception of engine revenue recognition in the Engine Products and Services segment as described in the following three paragraphs. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. The Company made this change because, as a result of enhancements to its financial management and reporting systems, it is able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If the Company is not able to meet those conditions for a particular engine contract, it recognizes revenues using the completed-contract method. Progress towards completion is measured by reference to costs incurred to date as a percentage of estimated total project costs.

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable. Contracts accounted for under the POC method accounted for revenues and operating income of $9.6 million and $1.5 million, respectively, for the year ended December 31, 2011.

The Engine Products and Services segment will continue to use the completed-contract method for engines in production at June 30, 2011. Revenue recognition for Engine Products and Services’ parts and services revenue did not change nor did the revenue recognition policy for the Sealing Products or Engineered Products segment.

Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is reflected in the Consolidated Statements of Changes in Shareholders’ Equity and is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $(0.9) million, $2.1 million, and $(0.9) million for 2011, 2010, and 2009, respectively.

Research and Development Expense – Costs related to research and development activities are expensed as incurred. The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures in 2011, 2010, and 2009 were $14.6 million, $12.4 million, and $12.1 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2011, the Company had $5.5 million of retentions expected to be collected in 2012 recorded in accounts and notes receivable and $0.7 million of retentions expected to be collected beyond 2012 recorded in other long-term assets in the Consolidated Balance Sheets. At December 31, 2010, the Company had $4.9 million of current retentions and $1.9 million of long-term retentions recorded in the Consolidated Balance Sheets.

Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 33% and 37% of inventories were valued by the LIFO method in 2011 and 2010, respectively.

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 3 to 40 years; machinery and equipment, 3 to 16 years.

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

To estimate the fair value of its reporting units, the Company uses both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate the Company uses is based on its weighted average cost of capital. For the market approach, the Company chooses a group of 18 companies it believes are representative of its diversified industrial peers.

The Company completed its required annual impairment tests of goodwill as of October 1, 2011, 2010, and 2009. These assessments did not indicate any impairment of the goodwill. Based on the results of the 2011 test, the Company determined all reporting units had fair values in excess of carrying values.

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

Debt – The Company has $172.5 million outstanding in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Debentures”). Applicable authoritative accounting guidance required that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in the Company recording debt in the amount of $111.2 million as of the 2005 issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $30.4 million as of December 31, 2011, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $142.1 million net carrying amount of the liability component at December 31, 2011. As of December 31, 2010, the unamortized debt discount was $36.7 million and the net carrying amount of the liability component was $135.8 million. Interest expense related to the Debentures for the years ended December 30, 2011, 2010 and 2009 includes $6.8 million of contractual interest coupon in each period and $6.3 million, $5.8 million and $5.2 million, respectively, of debt discount amortization.

Derivative Instruments – The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST LLC as described in Note 12. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company has entered into contracts to hedge forecasted transactions occurring at various dates through January 2013 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $125.5 million and $112.7 million at December 31, 2011 and 2010, respectively. At December 31, 2011, foreign exchange contracts with notional amounts totaling $53.1 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive income (loss) and the ineffective portion was reported in income. Amounts in accumulated other comprehensive income (loss) are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in other accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $72.4 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

In May 2011, existing accounting guidance regarding fair value measurement and disclosure was amended. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. These changes become effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of these changes on the consolidated financial results and balance sheet.

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

The acquisitions completed during 2011 were paid for with $228.2 million in cash, which included $99.2 million for the purchase of PSI. Additionally, there were approximately $2.2 million of acquisition-related costs recorded during 2011. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocations was $90.5 million, of which $48.3 million is expected to be tax deductible over a period of up to 15 years. Identifiable intangible assets acquired as part of the acquisitions were $100.8 million, including $1.1 million of indefinite-lived trade names and $99.7 million of definite-lived intangibles, such as customer and distributor relationships, proprietary technology, and trade names, with a weighted average amortization period of approximately 12 years. The following table represents the purchase price allocations:

(in millions)

Accounts and notes receivable	$24.5
Inventories	25.0
Property, plant and equipment	21.0
Goodwill	90.5
Other intangible assets	100.8
Other assets	2.3
Liabilities assumed	(35.9)

$228.2

Sales of $155.8 million and pre-tax income of $5.5 million for the acquired companies are included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011. The following pro forma condensed consolidated financial results of operations for the Company for the years ended December 31, 2011 and 2010, are presented as if the acquisitions had been completed on January 1, 2010:

	2011	2010
	(in millions)

Pro forma net sales	$1,161.7	$1,028.5
Pro forma net income from continuing operations	50.9	63.9

The 2011 supplemental pro forma net income from continuing operations was adjusted to exclude $2.2 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2010 supplemental pro forma net income from continuing operations was adjusted to include these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred on January 1, 2010, or of future results of the consolidated entities.

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

On March 1, 2010, the Company completed the sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., Quincy’s operation in China (“Q-Tech”). The sale of the equity interests in Q-Tech was completed during the second quarter of 2010. The purchase price for the assets and equity interests sold was $189.1 million in cash. The purchaser also assumed certain liabilities of Quincy. The sale resulted in a gain of $147.8 million ($92.5 million, net of tax).

For 2010 and 2009, results of operations from Quincy during the period owned by EnPro were as follows:

	Years Ended December 31,
	2010	2009
	(in millions)

Sales	$23.3	$124.4

Income from discontinued operations	$2.6	$7.2
Income tax expense	(1.0)	(2.9)

Income from discontinued operations, before gain from disposal	1.6	4.3
Gain from disposal of discontinued operations, net of tax	92.5	—

Income from discontinued operations, net of taxes	$94.1	$4.3

4.	Other Operating Expenses

The Company incurred $1.4 million, $0.9 million and $10.2 million of restructuring costs during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Restructuring reserves at December 31, 2011, as well as activity during the year, consisted of:

	Balance December 31, 2010	Provision	Payments	Balance December 31, 2011
	(in millions)

Personnel-related costs	$0.7	$0.1	$(0.8)	$—
Facility relocation costs	0.2	1.3	(0.9)	0.6

	$0.9	$1.4	$(1.7)	$0.6

Restructuring reserves at December 31, 2010, as well as activity during the year, consisted of:

	Balance December 31, 2009	Provision	Payments	Balance December 31, 2010
	(in millions)

Personnel-related costs	$2.6	$0.5	$(2.4)	$0.7
Facility demolition and relocation costs	0.4	0.4	(0.6)	0.2

	$3.0	$0.9	$(3.0)	$0.9

Restructuring reserves at December 31, 2009, as well as activity during the year, consisted of:

	Balance December 31, 2008	Provision	Payments	Direct Credits to Environmental Liabilities	Balance December 31, 2009
	(in millions)

Personnel-related costs	$1.2	$7.7	$(6.3)	$—	$2.6
Facility related costs	—	2.5	(1.5)	(0.6)	0.4

	$1.2	$10.2	$(7.8)	$(0.6)	$3.0

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Sealing Products	$1.3	$0.4	$2.9
Engineered Products	0.1	0.5	7.3

	$1.4	$0.9	$10.2

Also included in other operating expense for the years ended December 31, 2011 and 2010 was $0.9 million and $2.5 million, respectively, in legal fees primarily related to the bankruptcy of certain subsidiaries discussed further in Note 19. For the year ended December 31, 2009, there was $0.3 million of losses recorded related to the disposal of property, plant and equipment.

5.	Other Income

In 2011, the Company contributed to its U.S. defined benefit pension plans a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 20, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution which resulted in a $2.9 million gain.

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

Because of the possibility that Coltec would be required to make contributions to the Benefits Trust, Coltec was required to establish a second trust (the “Back-Up Trust”) to cover potential shortfalls in the Benefits Trust. A liability for potential payments to be made from the Back-Up Trust is recorded in the Company’s Consolidated Balance Sheets in other long-term liabilities. During 2009, the Company recorded income of $19.2 million related to the reduction of this estimated liability based upon an actuarial analysis that determined the potential liability was significantly less than the amount accrued. This is discussed further in Note 20, “Commitments and Contingencies – Crucible Materials Corporation.”

During 2009, the Company recorded expense of $2.1 million due to increases to environmental reserves based on new facts at several specific sites. These sites all related to previously owned businesses. Also in 2009, the Company recorded $0.3 million of income related to changes in the value of marketable securities.

6.	Income Taxes

Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Domestic	$22.6	$55.7	$(112.9)
Foreign	42.4	26.9	(85.3)

Total	$65.0	$82.6	$(198.2)

A summary of income tax expense (benefit) in the Consolidated Statements of Operations from continuing operations is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Current:
Federal	$4.7	$(3.3)	$(4.8)
Foreign	11.3	6.2	18.0
State	0.5	0.5	(0.1)

	16.5	3.4	13.1

Deferred:
Federal	2.7	15.8	(39.4)
Foreign	1.5	1.3	(25.9)
State	0.1	0.8	(2.4)

	4.3	17.9	(67.7)

Total	$20.8	$21.3	$(54.6)

Income tax expense separately allocated to discontinued operations was $1.0 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, an additional income tax expense of $55.3 million was separately allocated to the gain from the sale of Quincy.

Significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in millions)
Deferred income tax assets:
Net operating losses	$7.1	$10.0
Accrual for post-retirement benefits other than pensions	1.8	2.0
Environmental reserves	7.8	7.9
Retained liabilities of previously owned businesses	2.2	2.4
Accruals and reserves	6.3	0.3
Minimum pension liability	38.2	22.6
Interest	22.3	21.8
Compensation and benefits	10.7	7.5

Gross deferred income tax assets	96.4	74.5
Valuation allowance	(9.8)	(6.9)

Total deferred income tax assets	86.6	67.6

Deferred income tax liabilities:
Pensions	(7.0)	(1.0)
Tax depreciation and amortization in excess of book	(24.1)	(13.4)
Inventories	(1.1)	(1.4)
GST deconsolidation gain	(20.3)	(20.3)

Total deferred income tax liabilities	(52.5)	(36.1)

Net deferred tax assets	$34.1	$31.5

At December 31, 2011, the Company had foreign tax net operating loss carryforwards of approximately $24 million of which approximately $11.1 million expire at various dates beginning in 2012, and approximately $12.7 million have an indefinite carryforward period. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.

The Company has determined, based on the available evidence, that it is uncertain whether future taxable income of certain of its foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of approximately $9.8 million and $6.9 million have been recorded as of December 31, 2011 and 2010, respectively. Valuation allowances relate to certain foreign net operating losses and net foreign deferred tax assets. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.

The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
Credits	(1.7)	(5.7)	7.5
State and local taxes	0.9	1.4	1.3
Goodwill impairment	—	—	(10.6)
Domestic production activities	(2.7)	(1.4)	—
Foreign tax rate differences	(5.7)	(6.3)	(7.4)
Uncertain tax positions	1.9	(1.3)	(0.3)
Capital loss utilization	—	(2.2)	—
Statutory changes in tax rates	(0.8)	—	—
Valuation allowance	4.8	5.4	(0.8)
Other items	0.4	0.9	2.8

Effective income tax rate	32.1%	25.8%	27.5%

The Company has not provided for the federal and foreign withholding taxes on $137.9 million of the foreign subsidiaries’ undistributed earnings as of December 31, 2011, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $1.8 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received, deductions and foreign tax credits.

As of December 31, 2011 and 2010, the Company had $4.8 million and $2.4 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2011 and 2010, $3.9 million and $2.4 million, respectively, would have an impact on the Company’s effective tax rate if ultimately recognized.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, the Company had $0.8 million and $0.6 million accrued for interest and penalties at December 31, 2011 and 2010, respectively. Income tax expense for the years ended December 31, 2011, 2010 and 2009, includes $0.3 million, $0.2 million and $0.3 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2011	2010	2009

Balance at beginning of year	$2.4	$7.2	$5.1
Reductions from deconsolidation of GST	—	(3.9)	—
Additions as a result of acquisitions	0.5	—	—
Additions based on tax positions related to the current year	0.7	0.3	2.1
Additions for tax positions of prior years	3.1	0.1	0.1
Reductions for tax positions of prior years	(0.1)	(0.7)	(0.1)
Reductions as a result of a lapse in the statute of limitations	(1.5)	(0.6)	—
Reductions as a result of audit settlements	(0.3)	—	—

Balance at end of year	$4.8	$2.4	$7.2

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. In June 2011, the U.S. Internal Revenue Service (“IRS”) began an examination of the Company’s 2008 and 2009 U.S. federal income tax returns. In February 2012, the IRS notified the Company it also will examine its 2010 U.S. federal income tax return. Various foreign and state tax returns also are currently under examination. Substantially all significant state, local and foreign income tax returns for the years 2005 and forward are open to examination. The Company expects that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded within the next twelve months, it could change the associated gross unrecognized tax benefits by approximately $2.9 million.

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

	2011	2010	2009
Numerator (basic and diluted):
Continuing operations	$44.2	$61.3	$(143.6)
Discontinued operations	—	94.1	4.3

Net income (loss)	$44.2	$155.4	$(139.3)

Denominator:
Weighted-average shares – basic	20.5	20.3	20.0
Share-based awards	0.3	0.3	—
Convertible debentures	0.7	0.1	—

Weighted-average shares – diluted	21.5	20.7	20.0

Earnings (loss) per share – basic:
Continuing operations	$2.15	$3.01	$(7.19)
Discontinued operations	—	4.63	0.22

	$2.15	$7.64	$(6.97)

Earnings (loss) per share – diluted
Continuing operations	$2.06	$2.96	$(7.19)
Discontinued operations	—	4.55	0.22

	$2.06	$7.51	$(6.97)

As discussed further in Note 13, the Company has issued Debentures. Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the conversion price of $33.79 per share. The Company’s average stock price did not exceed $33.79 per share in the year ended December 31, 2009.

In 2009, there was a loss attributable to common shares. Potentially dilutive share-based awards of 0.3 million shares were excluded from the calculation of diluted earnings per share as they were antidilutive. There were no antidilutive shares in 2011 or 2010.

8.	Inventories

Inventories consist of the following:

	As of December 31,
	2011	2010
	(in millions)

Finished products	$64.5	$54.1
Deferred costs relating to long-term contracts	28.6	49.9
Work in process	18.9	9.4
Raw materials and supplies	42.3	24.2

	154.3	137.6
Reserve to reduce certain inventories to LIFO basis	(12.0)	(10.6)
Progress payments	(29.7)	(50.0)

Total	$112.6	$77.0

9.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	As of December 31,
	2011	2010
	(in millions)

Land	$3.9	$4.0
Buildings and improvements	84.3	82.0
Machinery and equipment	312.5	281.2
Construction in progress	21.6	13.0

	422.3	380.2
Less accumulated depreciation	(258.1)	(240.0)

Total	$164.2	$140.2

10.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2011 and 2010 are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2009	$112.8	$142.3	$7.1	$262.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2009	85.0	33.6	7.1	125.7

Foreign currency translation	(1.6)	(0.6)	—	(2.2)
Deconsolidation of GST	(17.4)	—	—	(17.4)
Acquisitions and purchase accounting adjustments	(0.3)	6.3	—	6.0

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2010	93.5	148.0	7.1	248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	65.7	39.3	7.1	112.1

Foreign currency translation	(0.7)	(0.7)	—	(1.4)
Acquisitions	71.3	19.2	—	90.5

Gross goodwill as of December 31, 2011	164.1	166.5	7.1	337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2011	$136.3	$57.8	$7.1	$201.2

The gross carrying amount and accumulated amortization of identifiable intangible assets is as follows:

	As of December 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Customer relationships	$166.9	$54.4	$101.0	$41.5
Existing technology	34.7	10.6	27.9	8.8
Trademarks	59.2	12.2	39.4	7.9
Other	24.3	12.2	17.1	12.1

	$285.1	$89.4	$185.4	$70.3

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $19.8 million, $13.2 million and $10.0 million, respectively. Amortization expense for these intangible assets for the years 2012 through 2016 is estimated to be $21.1 million, $19.2 million, $17.8 million, $16.2 million and $15.4 million, respectively. The Company has trademarks with indefinite lives that were included in the table above with a carrying amount of approximately $26 million and $25 million as of December 31, 2011 and 2010, respectively, which were not amortized.

11.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2011	2010
	(in millions)

Salaries, wages and employee benefits	$52.9	$43.7
Interest	27.6	26.3
Other	39.0	30.3

	$119.5	$100.3

12.	Related Party Transactions

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

The deconsolidation of GST from the Company’s financial results, discussed more fully in Note 19, required certain intercompany indebtedness described below to be reflected on the Company’s Consolidated Balance Sheets.

As of December 31, 2011 and 2010, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $9.9 million and $22.1 million, respectively, from GST LLC’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 13.

Interest expense related to these borrowings of $26.7 million and $14.7 million is reflected in interest expense for the years ended December 31, 2011 and 2010, respectively. Accrued interest of $26.1 million and $24.9 million is included in accrued expenses at December 31, 2011 and 2010, respectively.

The Company regularly transacts business with GST, and previously these related party transactions were eliminated in consolidation. Due to the deconsolidation of GST, transactions occurring after June 4, 2010, are now reflected on the Company’s Consolidated Statement of Operations. Sales to GST totaling $24.4 million and $11.4 million are reflected in net sales and purchases from GST totaling $21.7 million and $9.1 million are reflected in cost of sales for the years ended December 31, 2011 and 2010, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. Amounts due from GST totaling $18.5 million and $17.0 million resulting from their purchase of goods and services from the Company are included in accounts and notes receivable at December 31, 2011 and 2010, respectively. Amounts due to GST totaling $4.9 million and $3.4 million resulting from the Company’s purchase of goods from GST are included in accounts payable as of December 31, 2011 and 2010, respectively.

Additionally, the Company and GST LLC had outstanding foreign exchange forward contracts involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $19.5 million as of December 31, 2011. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

13.	Long-Term Debt

The Company’s long-term debt at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(in millions)

Convertible Debentures	$142.1	$135.8
Revolving debt	4.0	—
Other notes payable	4.1	—

	150.2	135.8

Less current maturities of long-term debt	1.6	—

	$148.6	$135.8

Debentures

The Company has $172.5 million outstanding in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain financial covenants.

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

None of the conditions that permit conversion were satisfied at December 31, 2011. The first condition listed above was satisfied as of June 30, 2011, and the Debentures were reflected as a current liability as of that date. The condition has not been met in subsequent quarters.

Upon conversion of any Debentures, the principal amount would be settled in cash. To the extent the Conversion Value exceeds $1,000, the Company would deliver a number of shares equal to the sum of, for each day of the cash settlement period, (1) 5% of the difference between (A) the product of the conversion rate (plus any additional shares as an adjustment upon a change of control) and the closing price of the Company’s common stock for such date and (B) $1,000, divided by (2) the closing price of the Company’s common stock for such day.

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

Credit Facility

The Company’s primary U.S. operating subsidiaries, other than GST LLC, are parties to a senior secured revolving credit facility with a maximum availability of $175 million, $30 million of which may be used for letters of credit. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, the Company may request an increase to the facility maximum availability by up to $50 million to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016.

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

Outstanding borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (1) a base/prime rate plus 0.75% or (2) the adjusted one, two, three or six-month LIBOR rate plus 1.75%. Future pricing under the credit facility at any particular time will be determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins will range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The actual borrowing availability at December 31, 2011, under the Company’s senior secured revolving credit facility was $123.2 million after giving consideration to $4.1 million of letters of credit outstanding and $4.0 million of revolver borrowings. The maximum amount borrowed under this facility during 2011 was $41.3 million. There were no borrowings under the facility in place during 2010.

Future principal payments on long-term debt are as follows:

(in millions)

2012	$1.6
2013	1.5
2014	0.1
2015	176.6
2016	0.1
Thereafter	0.7

$180.6

The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In the Consolidated Balance Sheets, this amount is shown net of a debt discount pursuant to applicable accounting rules.

14.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	$128.1	$128.1	$128.1	$128.1
	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)

Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	3.3	3.3	—	—

	$20.0	$16.3	$3.7	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	2.1	—	2.1	—

	$7.3	$5.2	$2.1	$—

	$128.4	$128.4	$128.4	$128.4
	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)

Assets
Cash equivalents:
U.S. government money market	$64.2	$64.2	$—	$—
Money market	24.0	24.0	—	—
Time deposits	3.3	3.3	—	—
European government money market	13.4	13.4

	104.9	104.9	—	—

Crucible back-up trust assets	20.0	20.0	—	—
Foreign currency derivatives	0.7	—	0.7	—
Deferred compensation assets	2.8	2.8	—	—

	$128.4	$127.7	$0.7	$—

	Total	Level 1	Level 2	Level 3
	(in millions)

Liabilities
Deferred compensation liabilities	$5.8	$5.8	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$6.7	$5.8	$0.9	$—

The Company’s cash equivalents, former Crucible Back-Up Trust assets and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. For further discussion of the former Crucible Back-Up Trust, see Note 20, “Commitments and Contingencies – Crucible Materials Corporation.” The fair value for the guaranteed investment contract is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$150.2	$217.4	$135.8	$240.7
Notes payable to GST	237.4	239.8	227.2	235.7

	$387.6	$457.2	$363.0	$476.4

The fair values for long-term debt are based on quoted market prices, so this would be considered a Level 1 computation. The Notes payable to GST LLC computation would be considered Level 2 since it is based on rates available to the Company for debt with similar terms and maturities.

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

As a result of the deconsolidation of GST in 2010, the Company conducted an analysis to compare the fair market value of GST to its book value. To estimate the fair value, the Company considered many factors and used both discounted cash flow and market valuation approaches. In the discounted cash flow approach, the Company used cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach included expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The Company did not adjust the assumption about asbestos claims values from the amount reflected in the liability it recorded prior to the deconsolidation. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or by the Bankruptcy Court. The Company reviewed a wide range of possible outcomes for that determination and the $473 million liability was within that range. The Company concluded there was no better estimate of the value a third party might ascribe to the claims. The Company’s estimates were based upon assumptions it had consistently applied in prior years and which were believed to be reasonable, but which by their nature were uncertain and unpredictable. For the market approach, the Company used recent acquisition multiples for businesses of similar size to GST. Based on this analysis, GST’s fair value was $236.9 million, which exceeded its book value, resulting in a $54.1 million pre-tax gain on the deconsolidation of GST in 2010. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.

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

The Company and its subsidiaries have several non-contributory defined benefit pension plans covering eligible employees in the United States and several European countries. The Company and its subsidiaries also had non-contributory defined benefit pension plans in Canada and Mexico prior to the deconsolidation of GST LLC. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. The Company closed its defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.

The Company’s employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by the Company and its subsidiaries. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% Company contribution each year. The Company recorded $6.0 million, $5.8 million and $5.8 million in expenses in 2011, 2010 and 2009, respectively, for matching contributions under these plans.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2011, the Company contributed $5.9 million in cash to its U.S. pension plans. The Company also contributed to its U.S. defined benefit pension plans a GIC received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 20, “Commitments and Contingencies – Crucible Materials Corporation” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. The Company contributed $1.3 million to its U.S. pension plans in 2010. The Company did not make any cash contributions to its U.S. pension plans in 2009 as a result of credit balances available from previous discretionary contributions. The Company anticipates there will be a required funding of $13.4 million in 2012. The Company expects to make total contributions of approximately $0.4 million in 2012 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $243.4 million, $231.4 million and $134.6 million at December 31, 2011, and $196.8 million, $185.3 million and $112.5 million at December 31, 2010, respectively.

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

The following table sets forth the changes in projected benefit obligations and plan assets of the Company’s defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2011 and 2010.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)

Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$197.5	$219.8	$4.5	$10.5
Service cost	4.8	5.4	0.6	0.6
Interest cost	10.7	11.1	0.2	0.4
Curtailment	—	(2.2)	—	—
Actuarial loss	39.1	15.9	0.4	0.6
Amendments	—	1.2	—	—
Administrative expenses	(1.3)	(1.0)	—	—
Benefits paid	(6.4)	(6.5)	(0.4)	(1.3)
Deconsolidation of GST	—	(46.1)	—	(6.3)
Other	(0.3)	(0.1)	—	—

Projected benefit obligations at end of year	244.1	197.5	5.3	4.5

Change in Plan Assets
Fair value of plan assets at beginning of year	113.3	135.4
Actual return on plan assets	2.2	13.6
Administrative expenses	(1.3)	(1.0)
Benefits paid	(6.4)	(6.5)
Company contributions	27.6	2.1
Deconsolidation of GST	—	(30.3)

Fair value of plan assets at end of year	135.4	113.3

Underfunded Status at End of Year	$(108.7)	$(84.2)	$(5.3)	$(4.5)

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$0.1	$0.1	$—	$—
Current liabilities	(0.1)	(0.2)	(1.1)	(0.8)
Long-term liabilities	(108.7)	(84.1)	(4.2)	(3.7)

	$(108.7)	$(84.2)	$(5.3)	$(4.5)

Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 consist of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)

Net actuarial loss	$99.1	$57.5	$0.9	$0.6
Prior service cost	1.4	1.8	0.3	0.4

	$100.5	$59.3	$1.2	$1.0

The accumulated benefit obligation for all defined benefit pension plans was $232.1 million and $185.9 million at December 31, 2011 and 2010, respectively.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)

Net Periodic Benefit Cost
Service cost	$4.8	$5.4	$5.7	$0.7	$0.6	$0.6
Interest cost	10.7	11.1	12.2	0.2	0.4	0.7
Expected return on plan assets	(9.4)	(9.1)	(9.3)	—	—	—
Amortization of prior service cost	0.3	0.5	0.9	0.1	0.1	0.2
Recognized net actuarial loss	4.7	4.8	6.8	—	0.1	0.1
Curtailment	—	0.7	(0.7)	—	—	—
Deconsolidation of GST	(1.5)	(0.8)	—	—	—	—

Net periodic benefit cost	9.6	12.6	15.6	1.0	1.2	1.6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	46.2	10.6	(3.4)	0.3	0.6	(0.3)
Prior service cost	—	0.4	0.5	—	0.1	—
Amortization of net loss	(4.7)	(5.0)	(6.8)	—	—	(0.1)
Amortization of prior service cost	(0.3)	(0.5)	(0.9)	(0.1)	(0.1)	(0.2)
Deconsolidation of GST	—	(18.2)	—	—	(3.3)	—
Other adjustment	—	(1.8)	0.5	—	(0.1)	—

Total recognized in other comprehensive income	41.2	(14.5)	(10.1)	0.2	(2.8)	(0.6)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$50.8	$(1.9)	$5.5	$1.2	$(1.6)	$1.0

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $9.0 million and $0.2 million, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.25%	5.5%	6.0%	4.25%	5.5%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.5%	6.0%	6.25%	5.5%	6.0%	6.25%
Expected long-term return on plan assets	8.0%	8.0%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined by matching the Company’s expected benefit payments, taking into account the plans’ demographics, to the Citigroup Pension Discount Curve. This produced a discount rate of 4.25% at December 31, 2011. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2012. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.

The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to the Company’s current investment policy.

The Company uses the RP-2000 mortality table projected to 2011 by Scale AA to value its domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2011	2010

Health care cost trend rate assumed for next year	7.7%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025

A one percentage point change in the assumed health-care cost trend rate would have an impact of less than $0.1 million on net periodic benefit cost and $0.2 million on benefit obligations.

Plan Assets

The asset allocation for pension plans at the end of 2011 and 2010, and the target allocation for 2012, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2012	2011	2010
Asset Category
Equity securities	65%	63%	67%
Fixed income	35%	37%	33%

	100%	100%	100%

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

Other than the guaranteed investment contract, the plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The guaranteed investment contract would be considered a Level 2 asset. The investment portfolio of the various funds at December 31, 2011 and 2010 were as follows:

	2011	2010
	(in millions)

Mutual funds – U.S. equity	$66.7	$57.0
Fixed income treasury and money market	27.0	36.5
Mutual funds – international equity	19.6	19.4
Guaranteed investment contract	21.6	—
Cash equivalents	0.5	0.4

	$135.4	$113.3

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)

2012	$7.4	$1.1
2013	8.0	0.2
2014	8.8	0.2
2015	9.8	0.2
2016	10.8	0.2
Years 2017 – 2021	69.2	4.7

	$114.0	$6.6

16.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	As of December 31,
	2011	2010
	(in millions)

Unrealized translation adjustments	$36.3	$44.2
Pension and other postretirement plans	(63.5)	(37.7)
Accumulated net loss on cash flow hedges	(0.5)	(0.9)

Accumulated other comprehensive income (loss)	$(27.7)	$5.6

The unrealized translation adjustments are net of deferred taxes of $1.8 million and $1.0 million in 2011 and 2010, respectively. The pension and other postretirement plans are net of deferred taxes of $38.2 million and $22.6 million in 2011 and 2010, respectively. The accumulated net loss on cash flow hedges is net of deferred taxes of $0.3 million and $0.5 million in 2011 and 2010, respectively.

17.	Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) that initially provided for the delivery of up to 3.6 million shares pursuant to various market and performance-based incentive awards. Another 0.4 million shares were authorized in April 2009. As of December 31, 2011, there are 0.7 million shares available for future awards. The Company’s policy is to issue new shares to satisfy share option exercises.

Revisions were made to the Plan in 2009, which allow awards of restricted share units to be granted to executives and other key employees. In the 2009 Plan, one-half of these restricted share units will vest three years after the grant date and the balance will vest four years after the grant date. In the 2011 and 2010 awards, all share units will vest in three years. In 2011, 2010 and 2009, 67,454, 78,362 and 312,061 restricted share units were granted under the plan with a fair value at the grant date of $2.8 million, $1.9 million and $5.8 million or $42.07, $24.49 and $18.73 per share, respectively. Compensation expense related to the restricted share units of $2.4 million, $1.6 million and $0.9 million in 2011, 2010 and 2009, respectively, is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. The related income tax benefit was $0.9 million, $0.6 million and $0.3 million, respectively. As of December 31, 2011, there was $3.7 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted average period of 1.7 years.

A summary of restricted share units activity during the year ended December 31, 2011, is presented below.

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	317,605	$18.91
Granted	67,454	42.07
Forfeited	(13,946)	25.04
Shares settled for cash	(2,263)	39.56

Nonvested at December 31, 2011	368,850	$23.24

Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2011 and 2010. Each grant will vest if the Company achieves specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of Company common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment.

A summary of the performance share activity during the year ended December 31, 2011, is presented below. The number of performance share awards shown in the table below represents the maximum number that could be issued.

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	302,068	$24.10
Granted	93,488	42.30
Forfeited	(15,408)	25.03

Nonvested at December 31, 2011	380,148	$28.54

Based on actual performance, 52,920, 55,717 and 135,454 performance shares were earned in 2011, 2010 and 2009, respectively. The performance share awards granted had a fair value, which approximated market value, at the grant date of $2.0 million and $4.0 million or $42.30 and $24.10 per share in 2011 and 2010, respectively. Compensation expense related to the performance shares is recorded using the straight-line method over the applicable performance period and amounted to $3.5 million, $3.5 million and $0.3 million in 2011, 2010 and 2009, respectively. Compensation cost is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives. The related income tax benefit was $1.3 million, $1.3 million and $0.1 million, respectively.

As of December 31, 2011, there was $2.2 million and $2.1 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized in 2012 and 2013, respectively.

Non-qualified and incentive stock options were granted in 2011, 2008, 2003 and 2002. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. Compensation expense related to the stock options amounted to $0.2 million, $0.4 million and $0.4 million in 2011, 2010 and 2009, respectively, with a related income tax benefit of $0.1 million, $0.2 million and $0.2 million, respectively. As of December 31, 2011, there was $0.4 million of unrecognized compensation cost related to nonvested stock options.

The following table provides certain information with respect to stock options as of December 31, 2011:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Under $20.00	34,500	34,500	$5.51	0.58 years

Over $20.00	125,288	100,000	$36.10	6.86 years

Total	159,788	134,500	$29.50	5.51 years

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2010	232,700	$17.99
Exercised	(98,200)	$5.51
Granted	25,288	$42.24

Balance at December 31, 2011	159,788	$29.50

As of December 31, 2011, the aggregate intrinsic value of the outstanding and exercisable shares was $0.6 million and $0.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $2.1 million, $8.2 million and $4.9 million, respectively.

Of the 159,788 outstanding share options granted, 134,500 shares were fully vested by December 31, 2011. The total fair value of share options vested during the year ended December 31, 2011 was $1.2 million.

Consideration received from option exercises under the Plan for the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $1.0 million and $0.9 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $1.3 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted stock, with three year restriction periods from the initial grant date of 3,750 shares, 4,000 shares, and 2,500 shares were issued in 2011, 2010 and 2009, respectively. Compensation expense related to all restricted shares of $0.5 million, $1.2 million and $1.1 million in 2011, 2010 and 2009, respectively, is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2011, there was $0.9 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

A summary of restricted stock activity during the year ended December 31, 2011, is presented below.

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	137,103	$32.35
Granted	3,750	39.25
Vested/issued	(97,436)	31.84

Nonvested at December 31, 2011	43,417	$34.69

Each non-employee director receives an annual grant of phantom shares equal in value to $75,000, beginning in the year following the director’s election to the board of directors and continuing through the tenth year of service as a director. The Company will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, subject to applicable withholding taxes, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of Company common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2011, 2010 and 2009 related to these phantom share grants was zero, $1.7 million and $1.0 million, respectively. Cash payments of $0.6 million were used to settle phantom shares during 2011.

18.	Business Segment Information

The Company has three reportable segments. The Sealing Products segment manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; heavy-duty truck wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; polytetrafluoroethylene (“PTFE”) products; conveyor belting; and sheeted rubber products. The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors. The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

GST’s results, prior to its deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Sales
Sealing Products	$534.9	$397.6	$399.4
Engineered Products	386.7	302.5	238.3
Engine Products and Services	185.8	166.0	166.7

	1,107.4	866.1	804.4
Intersegment sales	(1.9)	(1.1)	(1.4)

Total sales	$1,105.5	$865.0	$803.0

Segment Profit (Loss)
Sealing Products	$81.2	$70.3	$55.8
Engineered Products	29.2	16.3	(13.3)
Engine Products and Services	30.6	35.5	30.5

Total segment profit	141.0	122.1	73.0

Corporate expenses	(32.6)	(36.7)	(28.9)
Asbestos-related expenses	—	(23.3)	(135.5)
Goodwill impairment charge	—	—	(113.1)
Gain on deconsolidation of GST	—	54.1	—
Interest expense, net	(39.6)	(25.9)	(11.4)
Other income (expense), net	(3.8)	(7.7)	17.7

Income (loss) from continuing operations before income taxes	$65.0	$82.6	$(198.2)

No customer accounted for 10% or more of net sales in 2011, 2010 or 2009.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Capital Expenditures
Sealing Products	$10.9	$8.4	$11.2
Engineered Products	11.9	7.4	7.7
Engine Products and Services	8.4	5.9	3.0
Corporate	0.3	0.2	0.2

Total capital expenditures	$31.5	$21.9	$22.1

Depreciation and Amortization Expense
Sealing Products	$22.9	$16.7	$16.9
Engineered Products	21.5	18.4	19.0
Engine Products and Services	3.6	3.9	3.8
Corporate	0.4	0.6	0.6

Total depreciation and amortization	$48.4	$39.6	$40.3

Net Sales by Geographic Area
United States	$561.3	$453.7	$421.0
Europe	321.4	251.0	224.7
Other foreign	222.8	160.3	157.3

Total	$1,105.5	$865.0	$803.0

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2011	2010
	(in millions)
Assets
Sealing Products	$474.8	$253.5
Engineered Products	324.3	276.7
Engine Products and Services	99.1	82.8
Corporate	353.9	535.3

	$1,252.1	$1,148.3

Long-Lived Assets
United States	$95.4	$78.0
France	20.9	22.8
Other Europe	33.7	29.5
Other foreign	14.2	9.9

Total	$164.2	$140.2

Corporate assets include all of the Company’s cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

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

GST

(Debtor-in-Possession)

Condensed Combined Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009

Net sales	$236.1	$198.3	$161.7
Cost of sales	144.7	122.5	100.1

Gross profit	91.4	75.8	61.6

Operating expenses:
Selling, general and administrative expenses	45.4	44.6	39.4
Asbestos-related expenses	2.7	24.4	135.5
Other operating expense	0.8	0.1	2.1

	48.9	69.1	177.0

Operating income (loss)	42.5	6.7	(115.4)
Interest income, net	26.8	25.5	13.8

Income (loss) before reorganization expenses and income taxes	69.3	32.2	(101.6)
Reorganization expenses	(17.0)	(9.0)	—

Income (loss) before income taxes	52.3	23.2	(101.6)
Income tax benefit (expense)	(19.6)	(8.2)	39.4

Net income (loss)	$32.7	$15.0	$(62.2)

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows

Years Ended December 31, 2011 and 2010

(in millions)

	2011	2010

Net cash flows from operating activities	$44.2	$66.0

Investing activities
Purchases of property, plant and equipment	(3.3)	(3.6)
Net receipts from loans to affiliates	13.1	22.7
Deposits into restricted cash accounts	(6.5)	—
Acquisitions, net of cash acquired	(7.5)	—

Net cash provided by (used in) investing activities	(4.2)	19.1

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.5

Net increase in cash and cash equivalents	39.2	85.6
Cash and cash equivalents at beginning of period	87.1	1.5

Cash and cash equivalents at end of period	$126.3	$87.1

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets

As of December 31, 2011 and 2010

(in millions)

	2011	2010
Assets:
Current assets	$237.0	$182.5
Property, plant and equipment	39.4	41.2
Asbestos insurance receivable	142.3	158.0
Deferred income taxes	131.0	126.7
Notes receivable from affiliate	227.2	227.2
Other assets	34.7	24.4

Total assets	$811.6	$760.0

Liabilities and Shareholder’s Equity:
Current liabilities	$65.9	$48.4
Other liabilities	27.6	26.7
Liabilities subject to compromise (A)	469.2	469.2

Total liabilities	562.7	544.3
Shareholder’s equity	248.9	215.7

Total liabilities and shareholder’s equity	$811.6	$760.0

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims.

20.	Commitments and Contingencies

General

A description of environmental, asbestos and other legal matters against certain of the Company’s subsidiaries is included in this section in more detail. In addition to the matters noted herein, the Company is from time to time subject to, and is presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, the Company believes that the outcome of such other litigation and legal proceedings will not have a material adverse affect on its financial condition, results of operations and cash flows. Expenses for legal and administrative proceedings are recorded as expenses when incurred.

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

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2011 and 2010, EnPro had accrued liabilities of $12.6 million and $14.7 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.

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

On July 27, 2010, the Company received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, is no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. The Company received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of $2.3 million. In addition, the Company contributed $0.9 million directly to the Benefits Trust. The $2.3 million GIC is being held in a special account in case of a shortfall in the Benefits Trust and has a current value of $2.5 million. The GIC, with a contract value of approximately $18 million and a fair value of approximately $21 million, was contributed to the Company’s U.S. defined benefit pension plans in July 2011. The difference of $2.9 million between the contract value and fair value of the GIC was reported as other income in our Consolidated Statements of Operations. Refer to Note 15, “Pensions and Postretirement Benefits” for additional information about the contribution.

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

Changes in the carrying amount of the product warranty liability for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(in millions)

Balance at beginning of year	$3.5	$3.6
Charges to expense	3.6	4.4
Settlements made (primarily payments)	(3.6)	(4.1)
Deconsolidation of GST	—	(0.4)

Balance at end of period	$3.5	$3.5

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

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte. (GST LLC, Anchor and Garrison are sometimes collectively referred to as “GST.”) The filings were the initial step in a claims resolution process. See Note 19 for additional information about this process and its impact on the Company.

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

Beginning in 2000, the top-tier asbestos defendants – companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products – sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs will seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. The Company believes that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. The Company believes that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

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

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over these companies. Accordingly, under GAAP, the Company’s investment in GST was deconsolidated from its financial results beginning on the Petition Date. As a result, the Company’s financial results for the year ended December 31, 2010, which include the results from GST only through the Petition Date, may not be comparable to those of prior, current and future year periods.

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

Appeals. GST LLC won reversals in two of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In March 2010, the Illinois Court of Appeals, in a unanimous decision, overturned a $500 thousand verdict entered against GST LLC in 2008, granting a new trial. In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. GST LLC has appealed that decision further. At December 31, 2011, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At December 31, 2011, the Company had approximately $158 million of insurance coverage the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $32.7 million since the Petition Date. Of the $158.0 million of collectible insurance coverage, the Company considers $154.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $3.4 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $158.0 million, $122 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

Other Commitments

The Company has a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2011:

(in millions)

2012	$13.5
2013	12.7
2014	10.9
2015	9.9
2016	8.8
Thereafter	8.2

Total minimum payments	$64.0

Net rent expense was $15.7 million, $12.7 million and $13.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

21.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$269.6	$228.2	$263.7	$250.8	$300.8	$194.5	$271.4	$191.5

Gross profit	$94.0	$88.6	$99.3	$91.7	$96.8	$73.2	$88.9	$70.5

Income from continuing operations	$15.2	$5.6	$12.2	$44.5	$14.2	$4.9	$2.6	$6.3

Income from discontinued operations	$—	$93.4	$—	$0.7	$—	$—	$—	$—

Net income	$15.2	$99.0	$12.2	$45.2	$14.2	$4.9	$2.6	$6.3

Basic earnings per share:
Continuing operations	$0.74	$0.28	$0.59	$2.19	$0.70	$0.24	$0.12	$0.31
Discontinued operations	—	4.61	—	0.03	—	—	—	—

Net income per share	$0.74	$4.89	$0.59	$2.22	$0.70	$0.24	$0.12	$0.31

Diluted earnings per share:
Continuing operations	$0.71	$0.27	$0.56	$2.17	$0.66	$0.24	$0.12	$0.30
Discontinued operations	—	4.56	—	0.03	—	—	—	—

Net income per share	$0.71	$4.83	$0.56	$2.20	$0.66	$0.24	$0.12	$0.30

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year

2011	$3.6	$1.6	$(0.9)	$0.3	$4.6

2010	$4.2	$1.1	$(1.4)	$(0.3)	$3.6

2009	$4.6	$1.0	$(1.6)	$0.2	$4.2

(1)	Consists primarily of the effect of changes in currency rates and the deconsolidation of GST.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year

2011	$6.9	$3.1	$—	$(0.2)	$9.8

2010	$1.5	$4.3	$—	$1.1	$6.9

2009	$1.7	$1.6	$(1.1)	$(0.7)	$1.5

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.