Form 10-Q
period 2012-03-31
ENPRO INDUSTRIES, INC
filed 2012-05-09
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, there were 20,583,879 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters Ended March 31, 2012 and 2011

(in millions, except per share amounts)

	2012	2011

Net sales	$311.5	$269.6
Cost of sales	204.3	175.6

Gross profit	107.2	94.0

Operating expenses:
Selling, general and administrative expenses	73.5	62.3
Other operating expense	1.5	0.3

	75.0	62.6

Operating income	32.2	31.4
Interest expense	(10.7)	(9.9)
Interest income	0.1	0.4

Income before income taxes	21.6	21.9
Income tax expense	(7.8)	(6.7)

Net income	$13.8	$15.2

Basic earnings per share	$0.67	$0.74

Diluted earnings per share	$0.64	$0.71

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Quarters Ended March 31, 2012 and 2011

(in millions)

	2012	2011

Net income	$13.8	$15.2

Other comprehensive income:
Foreign currency translation adjustments	6.0	9.8
Amortization of pension and postretirement benefits included in net income	2.3	1.2
Change in fair value of cash flow hedges	0.5	1.0
Realized (gain) loss from settled cash flow hedges included in net income	(0.3)	1.1

Other comprehensive income, before tax	8.5	13.1
Income tax expense related to items of other comprehensive income	(1.0)	(1.2)

Other comprehensive income, net of tax	7.5	11.9

Comprehensive income	$21.3	$27.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Quarters Ended March 31, 2012 and 2011

(in millions)

	2012	2011
OPERATING ACTIVITIES
Net income	$13.8	$15.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6.5	5.8
Amortization	6.0	4.8
Accretion of debt discount	1.7	1.5
Deferred income taxes	7.9	(0.4)
Stock-based compensation	2.5	0.4
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(11.6)	(25.8)
Inventories	(15.6)	(7.5)
Accounts payable	9.9	4.4
Other current assets and liabilities	(15.6)	(9.0)
Other non-current assets and liabilities	(2.5)	(2.2)

Net cash provided by (used in) operating activities	3.0	(12.8)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5.5)	(5.3)
Acquisitions, net of cash acquired	(0.5)	(152.2)

Net cash used in investing activities	(6.0)	(157.5)

FINANCING ACTIVITIES
Repayments of short-term borrowings	(0.3)	(3.7)
Proceeds from debt	41.8	—
Repayments of debt	(30.4)	—
Other	—	(0.7)

Net cash provided by (used in) financing activities	11.1	(4.4)

Effect of exchange rate changes on cash and cash equivalents	0.6	1.4

Net increase (decrease) in cash and cash equivalents	8.7	(173.3)
Cash and cash equivalents at beginning of period	30.7	219.2

Cash and cash equivalents at end of period	$39.4	$45.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15.9	$15.0
Income taxes (net of refunds of $3.3 in 2012)	$(0.1)	$7.0

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$39.4	$30.7
Accounts receivable	209.3	195.3
Inventories	129.3	112.6
Prepaid expenses and other current assets	42.5	44.1

Total current assets	420.5	382.7
Property, plant and equipment	164.7	164.2
Goodwill	204.5	201.2
Other intangible assets	191.6	195.7
Investment in GST	236.9	236.9
Other assets	62.7	71.4

Total assets	$1,280.9	$1,252.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10.0	$9.9
Notes payable to GST	10.7	10.2
Current maturities of long-term debt	1.8	1.6
Accounts payable	94.5	83.9
Accrued expenses	88.7	119.5

Total current liabilities	205.7	225.1
Long-term debt	161.8	148.6
Notes payable to GST	237.4	227.2
Pension liability	110.4	108.7
Other liabilities	47.6	48.4

Total liabilities	762.9	758.0

Commitments and contingencies

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,789,052 shares in 2012 and 20,779,237 shares in 2011	0.2	0.2
Additional paid-in capital	420.7	418.1
Retained earnings	118.7	104.9
Accumulated other comprehensive loss	(20.2)	(27.7)
Common stock held in treasury, at cost – 205,453 shares in 2012 and 206,306 shares in 2011	(1.4)	(1.4)

Total shareholders’ equity	518.0	494.1

Total liabilities and shareholders’ equity	$1,280.9	$1,252.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Adopted Accounting Pronouncement

Overview

EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that primarily include sealing products, self-lubricating, non-rolling bearing products, precision engineered components and lubrication systems for reciprocating compressors, and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for engines.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet as of December 31, 2011, was derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of results for the periods presented, have been included. Management believes that the assumptions underlying the consolidated financial statements are reasonable. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2011.

Revenues, expenses, cash flows, assets and liabilities can and do vary each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

All significant intercompany accounts and transactions between the Company’s consolidated operations have been eliminated.

Recently Adopted Accounting Pronouncement

In June 2011, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These changes became effective retrospectively for fiscal years beginning after December 15, 2011. Other than the change in presentation, there was no effect on the consolidated financial results.

2.	Acquisitions

In January 2011, the Company acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. In February 2011, the Company acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. In February 2011, the Company acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. In July 2011, the Company acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. In August 2011, the Company acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications.

The following pro forma condensed consolidated financial results of operations for the Company for the quarter ended March 31, 2011, are presented as if the acquisitions had been completed on January 1, 2010:

(in millions)

Pro forma net sales	$299.1
Pro forma net income	18.6

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

In April 2012, i.e., subsequent to the end of the first quarter, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides a full suite of services to its customers, including product development, testing and certification. The business is headquartered in Livonia, Michigan and operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky. Motorwheel will be managed as part of the Stemco operations in the Sealing Products segment.

The acquisition was paid for with approximately $85 million of cash, which was funded by additional borrowings from the Company’s revolving credit facility. The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreement.

3.	Earnings Per Share

	Quarters Ended March 31,
	2012	2011
	(in millions, except per share amounts)

Numerator (basic and diluted):
Net income	$13.8	$15.2

Denominator:
Weighted-average shares – basic	20.6	20.5
Share-based awards	0.3	0.3
Convertible debentures	0.5	0.7

Weighted-average shares – diluted	21.4	21.5

Earnings per share:
Basic	$0.67	$0.74

Diluted	$0.64	$0.71

As discussed further in Note 8, the Company previously issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the stated conversion price.

4.	Inventories

	March 31, 2012	December 31, 2011
	(in millions)

Finished products	$74.2	$64.5
Deferred costs relating to long-term contracts	21.3	28.6
Work in process	20.9	18.9
Raw materials and supplies	41.5	42.3

	157.9	154.3
Reserve to reduce certain inventories to LIFO basis	(12.1)	(12.0)
Progress payments	(16.5)	(29.7)

Total	$129.3	$112.6

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

5.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2012, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2011	$164.1	$166.5	$7.1	$337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2011	136.3	57.8	7.1	201.2

Foreign currency translation	0.6	1.0	—	1.6
Acquisitions	0.4	1.3	—	1.7

Gross goodwill as of March 31, 2012	165.1	168.8	7.1	341.0
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of March 31, 2012	$137.3	$60.1	$7.1	$204.5

Identifiable intangible assets are as follows:

	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Amortized:
Customer relationships	$168.6	$57.8	$166.9	$54.4
Existing technology	34.8	11.2	34.7	10.6
Trademarks	33.4	13.4	33.1	12.2
Other	23.9	13.0	24.3	12.2

	260.7	95.4	259.0	89.4

Indefinite-Lived:
Trademarks	26.3	—	26.1	—

Total	$287.0	$95.4	$285.1	$89.4

Amortization expense for the quarters ended March 31, 2012 and 2011, was $5.4 million and $4.0 million, respectively.

6.	Accrued Expenses

	March 31, 2012	December 31, 2011
	(in millions)

Salaries, wages and employee benefits	$43.6	$52.9
Interest	10.0	27.6
Other	35.1	39.0

	$88.7	$119.5

7.	Related Party Transactions

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

On June 5, 2010, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code. The resulting deconsolidation of GST from the Company’s financial results, discussed more fully in Note 13, required certain intercompany indebtedness described below to be reflected on the Company’s Consolidated Balance Sheets.

As of March 31, 2012 and December 31, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $10.0 million and $9.9 million,

respectively, from GST’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and the Company’s subsidiary Stemco LP entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Intercompany Notes”). The Intercompany Notes refinanced intercompany notes issued in 2005.

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In 2012 and 2011, $10.7 million and $10.2 million, respectively, of the PIK interest was added to the principal balance of the Intercompany Notes. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain restrictions described more fully in the Company’s most recent Form 10-K.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Intercompany Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 8.

Interest expense related to the Intercompany Notes of $6.9 million and $6.6 million was reflected in interest expense for the quarters ended March 31, 2012 and 2011, respectively. Accrued interest of $6.8 million and $26.1 million was included in accrued expenses at March 31, 2012 and December 31, 2011, respectively.

The Company regularly transacts business with GST. Sales to GST totaling $4.6 million and $5.8 million were reflected in net sales and purchases from GST totaling $4.7 million and $5.2 million were reflected in cost of sales for the quarters ended March 31, 2012 and 2011, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. Amounts due from GST totaling $6.4 million and $18.5 million resulting from the purchase of goods and services from the Company were included in accounts receivable at March 31, 2012 and December 31, 2011, respectively. Amounts due to GST totaling $6.1 million and $4.9 million resulting from the Company’s purchase of goods from GST were included in accounts payable as of March 31, 2012 and December 31, 2011, respectively. Amounts due from GST totaling $2.3 million for taxes paid on their behalf were included in other current assets at March 31, 2012 and December 31, 2011. Amounts due from GST totaling $20.7 million and $21.8 million for taxes paid on their behalf were included in other assets at March 31, 2012 and December 31, 2011, respectively.

Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $21.6 million as of March 31, 2012. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

8.	Long-Term Debt

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

Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances described more fully in the Company’s most recent Form 10-K. None of the conditions that permit conversion were satisfied as of March 31, 2012.

The debt discount, $28.7 million and $30.4 million as of March 31, 2012 and December 31, 2011, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Debentures for the quarters ended March 31, 2012 and 2011 includes $1.7 million of contractual interest coupon in both periods and $1.7 million and $1.5 million, respectively, of debt discount amortization.

Credit Facility

The Company’s primary U.S. operating subsidiaries, other than GST LLC, have a senior secured revolving credit facility with a maximum availability of $175 million. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, the Company may request an increase to the facility maximum availability to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016. The terms of the facility, including fees and customary covenants and restrictions, are described more fully in the Company’s most recent Form 10-K.

The borrowing availability at March 31, 2012, under the Company’s senior secured revolving credit facility was $125.5 million after giving consideration to $4.1 million of letters of credit outstanding and $15.5 million of revolver borrowings. After funding the acquisition of Motorwheel in April 2012 through additional revolver borrowings, the availability on April 17, 2012 was approximately $30 million.

9.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2012 and 2011, are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)

Service cost	$1.2	$1.3	$0.2	$0.2
Interest cost	2.5	2.8	0.1	0.1
Expected return on plan assets	(2.2)	(2.0)	—	—
Amortization of prior service cost	0.1	—	—	—
Net loss component	2.2	1.2	—	—
Deconsolidation of GST	(0.6)	(0.5)	—	—

	$3.2	$2.8	$0.3	$0.3

The Company estimates it will be required to contribute $13.4 million to its U.S. defined benefit pension plans and approximately $0.4 million to its foreign pension plans in 2012.

10.	Derivative Instruments

The Company uses derivative financial instruments to manage its exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST as described in Note 7. The Company uses multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company entered into contracts to hedge forecasted transactions occurring at various dates through March 2013 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $118.5 million and $125.5 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, foreign exchange contracts with notional amounts totaling $52.0 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive loss and the ineffective portion was reported in income. Amounts in accumulated other comprehensive loss are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $66.5 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income.

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

The Company’s reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for the Company.

Segment operating results and other financial data for the quarters ended March 31, 2012 and 2011, were as follows:

	2012	2011
	(in millions)
Sales
Sealing Products	$149.5	$115.7
Engineered Products	100.6	94.3
Engine Products and Services	62.0	60.2

	312.1	270.2
Intersegment sales	(0.6)	(0.6)

Total sales	$311.5	$269.6

Segment Profit
Sealing Products	$22.5	$19.6
Engineered Products	9.0	10.1
Engine Products and Services	11.8	11.2

Total segment profit	43.3	40.9

Corporate expenses	(9.1)	(7.9)
Interest expense, net	(10.6)	(9.5)
Other expense, net	(2.0)	(1.6)

Income before income taxes	$21.6	$21.9

Segment assets are as follows:

	March 31, 2012	December 31, 2011

Sealing Products	$484.9	$474.8
Engineered Products	341.6	324.3
Engine Products and Services	114.9	99.1
Corporate	339.5	353.9

	$1,280.9	$1,252.1

12.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.3	$13.3	$—	$—

	13.3	13.3	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	0.9	—	0.9	—
Deferred compensation assets	3.6	3.6	—	—

	$20.3	$16.9	$3.4	$—

Liabilities
Deferred compensation liabilities	$6.2	$6.2	$—	$—
Foreign currency derivatives	0.8	—	0.8	—

	$7.0	$6.2	$0.8	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	3.3	3.3	—	—

	$20.0	$16.3	$3.7	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	2.1	—	2.1	—

	$7.3	$5.2	$2.1	$—

The Company’s cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value for the guaranteed investment contract is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at March 31, 2012 and December 31, 2011, except for the following instruments:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$163.6	$251.2	$150.2	$217.4
Notes payable to GST	248.1	260.7	237.4	239.8

	$411.7	$511.9	$387.6	$457.2

The fair values for long-term debt are based on quoted market prices, so this would be considered a Level 1 computation. The notes payable to GST computations would be considered Level 2 since they are based on rates available to the Company for debt with similar terms and maturities.

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

GST’s financial results were included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, GAAP requires an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, the Company’s investment was recorded at its estimated fair value on June 4, 2010. The cost method requires the Company to present its ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in the Company’s results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.

Financial Results

Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST

(Debtor-in-Possession)

Condensed Combined Statements of Comprehensive Income (Unaudited)

(in millions)

	Quarters Ended March 31
	2012	2011

Net sales	$62.4	$57.7
Cost of sales	37.9	35.2

Gross profit	24.5	22.5

Operating expenses:
Selling, general and administrative expenses	12.1	11.8
Asbestos-related expenses	(3.1)	0.7
Other operating expense	0.6	—

	9.6	12.5

Operating income	14.9	10.0

Interest income, net	6.9	6.6

Income before reorganization expenses and income taxes	21.8	16.6
Reorganization expenses	(7.3)	(3.6)

Income before income taxes	14.5	13.0
Income tax expense	(5.5)	(5.2)

Net income	$9.0	$7.8

Comprehensive income	$11.0	$9.0

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2012 and 2011

(in millions)

	2012	2011

Net cash provided by (used in) operating activities	$(6.4)	$6.4

Investing activities
Purchases of property, plant and equipment	(1.4)	(0.5)
Net receipts from loans to affiliates	0.3	3.7
Receipt from restricted cash account	0.6	—

Net cash provided by (used in) investing activities	(0.5)	3.2

Effect of exchange rate changes on cash and cash equivalents	0.4	0.2

Net increase (decrease) in cash and cash equivalents	(6.5)	9.8
Cash and cash equivalents at beginning of period	126.3	87.1

Cash and cash equivalents at end of period	$119.8	$96.9

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions)

	March 31,	December 31,
	2012	2011
Assets:
Current assets	$217.8	$237.0
Asbestos insurance receivable	141.6	142.3
Deferred income taxes	124.5	131.0
Notes receivable from affiliate	237.4	227.2
Other assets	73.9	74.1

Total assets	$795.2	$811.6

Liabilities and Shareholder’s Equity:
Current liabilities	$55.5	$65.9
Other liabilities	10.4	27.6
Liabilities subject to compromise (A)	469.3	469.2

Total liabilities	535.2	562.7
Shareholder’s equity	260.0	248.9

Total liabilities and shareholder’s equity	$795.2	$811.6

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be settled at amounts which differ from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims.

14.	Commitments and Contingencies

General

A description of environmental, asbestos and other legal matters against certain of the Company’s subsidiaries is included in this section in more detail. In addition to the matters noted herein, the Company is from time to time subject to, and is presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, the Company believes that the outcome of such other litigation and legal proceedings will not have a material adverse affect on its financial condition, results of operations and cash flows. Expenses for legal and administrative proceedings are recorded when incurred.

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

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2012 and December 31, 2011, EnPro had accrued liabilities of $11.9 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.

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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. The Company owns a guaranteed investment contract (“GIC”) with a current value of $2.5 million, which is being held in a special account in case of a shortfall in the Benefits Trust.

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

Changes in the carrying amount of the product warranty liability for the three-months ended March 31, 2012 and 2011 are as follows:

	2012	2011
	(in millions)

Balance at beginning of year	$3.5	$3.5
Charges to expense	0.7	0.5
Settlements made (primarily payments)	(0.8)	(0.6)

Balance at end of period	$3.4	$3.4

Asbestos

Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. Those subsidiaries manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through Garrison.

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process. See Note 13 for additional information about this process and its impact on the Company.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over these companies. Accordingly, under GAAP, the Company’s investment in GST was deconsolidated from its financial results beginning on the Petition Date. The Company’s recorded asbestos liability as of the Petition Date was $472.1 million.

Appeals. GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. GST LLC has appealed that decision further. At March 31, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At March 31, 2012, the Company had $157.3 million of insurance coverage the Company believes is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $37.3 million since the Petition Date. Of the $157.3 million of available insurance coverage, the Company considers $154.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $157.3 million, $121.3 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2011, other important factors that could result in those differences include:

•

The value of pending claims and the number and value of future asbestos claims against our subsidiaries and risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison”);

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

Overview and Outlook

Overview. We are a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products. We have 59 primary manufacturing facilities located in 11 countries, including the United States.

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

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2012, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 13 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

In April 2012, i.e., subsequent to the end of the first quarter, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides a full suite of services to its customers, including product development, testing and certification. The business is headquartered in Livonia, Michigan, and operates manufacturing facilities in Chattanooga, Tennessee, and Berea, Kentucky. Motorwheel will be managed as part of the Stemco operations in the Sealing Products segment.

The Motorwheel acquisition was paid for with approximately $85 million of cash, which was funded by additional borrowings from our revolving credit facility. The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreement.

In January 2011, we acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of Stemco, which is in the Sealing Products segment. The business is located in Rome, Georgia.

In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. PSI primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business manufactures flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. The business has manufacturing locations in the United States, Germany and the United Kingdom, and is part of our Sealing Products Segment.

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

In August 2011, we acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately held manufacturer of bearing blocks and other bearing products used in fluid power applications, and a distributor of high performance plain bearing products used in industrial applications. The business is located in Waukegan, Illinois and is part of our Engineered Products segment.

These acquisitions completed during 2011 were paid for with $228.2 million in cash, which included $99.2 million for the purchase of PSI. The purchase prices of the businesses acquired were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill.

Outlook. We believe our first quarter results have laid the foundation for improved performance in 2012. We believe we are effectively executing our enterprise excellence programs, and we expect to see growing benefits from them as we focus on the successful integration of our acquisitions. These initiatives, combined with stable markets, should continue to benefit us for the remainder of the year. In 2012, we expect strong sales growth due to contributions from acquisitions and organic growth. Businesses acquired since the first quarter of 2011 are expected to add $55 to $60 million to sales in the final three quarters of 2012. We also expect total segment profit margins for 2012 to improve over 2011. Margins will continue to reflect increased sales of lower margin products as we expand in original equipment markets and costs associated with the integration of the businesses acquired in 2011.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2012 will be between 34% and 37%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate is higher than prior results primarily due to the expiration of certain temporary tax provisions that have not been renewed for 2012. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries is taxed in the US as a dividend, in addition to being taxed in the local jurisdiction. These expired provisions result in approximately a net 2.5 percentage point increase in the projected effective income tax rate. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in many jurisdictions. Changes to the tax system in the U.S. or other jurisdictions in which we have a significant presence could materially impact our effective tax rate and deferred tax assets and liabilities.

The U.S. Internal Revenue Service (“IRS”) is currently examining our 2008, 2009 and 2010 U.S. federal income tax returns. These examinations are part of a routine and recurring cycle. We cannot predict the final outcome of the audit. Although we expect this examination to conclude before the end of 2012, we cannot be sure of a conclusion date. Various foreign and state tax returns also are under examination and some of these exams may also conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, we believe assessments that may arise will not have a material effect on our financial condition, results of operations, or cash flows. There are other returns not under examination for which it is possible the statute of limitations for assessments will expire in the next twelve months. Because we provide for uncertain tax positions, expiration of the period for assessments may have a favorable impact on our effective tax rate.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $13.4 million to our U.S. defined benefit pension plans in 2012. Additional significant contributions are likely to be required in 2013 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2012 will be $13.2 million, which would be $3.6 million more than in 2011. The expected increase in pension expense is primarily due to a decrease in the discount rate used in the actuarial computations.

In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2012; however, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.

We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

	Quarters Ended March 31,
	2012	2011
	(in millions)
Sales
Sealing Products	$149.5	$115.7
Engineered Products	100.6	94.3
Engine Products and Services	62.0	60.2

	312.1	270.2

Intersegment sales	(0.6)	(0.6)

Total sales	$311.5	$269.6

Segment Profit
Sealing Products	$22.5	$19.6
Engineered Products	9.0	10.1
Engine Products and Services	11.8	11.2

Total segment profit	43.3	40.9

Corporate expenses	(9.1)	(7.9)
Interest expense, net	(10.6)	(9.5)
Other expense, net	(2.0)	(1.6)

Income from continuing operations before income taxes	$21.6	$21.9

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

First Quarter of 2012 Compared to the First Quarter of 2011

Sales of $311.5 million in the first quarter of 2012 increased 16% from $269.6 million in the first quarter of 2011. Sales from acquisitions completed since the first quarter of 2011 contributed 12 percentage points of the increase. In addition, sales increased five percentage points as a result of higher volumes and selected price increases in each segment. We believe our volume growth in excess of market growth in our main markets is a result of our new products, efforts to gain market share, other sales efforts, and continued steady improvement in many customer markets compared to 2011. We also experienced a one percentage point decline in sales due to unfavorable currency rates quarter-over quarter.

Segment profit, management’s primary measure of how our operations perform, increased 6% to $43.3 million in the first quarter of 2012 from $40.9 million in the first quarter of 2011. Segment profit increased due to the selected price increases, the increases in volume within each segment, and additional earnings generated by acquisitions since the first quarter of 2011. These increases were offset partially by cost increases, including those in manufacturing and selling, general and administrative expenses, which were not fully covered by price increases. In addition, we incurred $1.3 million of restructuring charges and $0.6 million of unfavorable foreign exchange effects, which reduced 2012 segment profit compared to 2011. Segment margins, defined as segment profit divided by sales, declined from 15.2% in 2011 to 13.9% in 2012. The margins declined primarily as a result of the additional sales from acquisitions, which have lower margins than our historical sales, as well as the restructuring expenses and unfavorable foreign currency effects.

Corporate expenses increased $1.2 million from $7.9 million in the first quarter of 2011 to $9.1 million in 2012. The increase principally was a result of an increase in management long-term incentive compensation expense because the currently active three-year incentive plans are accruing at a higher achievement level than the plans active in the same quarter last year. In addition, directors’ deferred compensation expense increased in connection with the increase in our stock price.

Net interest expense in the first quarter of 2012 was $10.6 million compared to $9.5 million during the same quarter in 2011. The increase is primarily due to an increase in the principal balance of the notes payable to GST LLC and new borrowings on the senior secured revolving credit facility.

We recorded income tax expense of $7.8 million on pre-tax income from continuing operations of $21.6 million in the first quarter of 2012, resulting in an effective tax rate for the quarter of 36.2%. During the first quarter of 2011, our effective tax rate was 30.4% as we recorded an income tax expense of $6.7 million on pre-tax income of $21.9 million. In the U.S., we historically have benefited from tax incentives such as the deduction for domestic production activities, and credits for research and development. However, at December 31, 2011, certain temporary tax provisions expired and have not been renewed for 2012. These include the research and experimentation credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. Legislation to extend these provisions for 2012 has not been enacted, which is contributing to the higher effective tax rate in the first quarter of 2012. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.

Net income was $13.8 million, or $0.64 per share, in the first quarter of 2012 compared to net income of $15.2 million, or $0.71 per share, in the same quarter of 2011. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $149.5 million in the first quarter of 2012 were 29% higher than the $115.7 million reported in the same quarter of 2011. The increase in sales includes 21 percentage points from sales reported by businesses acquired since the first quarter of 2011. In addition, each business in the segment added volume compared to last year and gained from selected price increases. We experienced a one percentage point decline in sales due to unfavorable currency rates quarter-over-quarter.

Segment profit of $22.5 million in the first quarter of 2012 increased 15% compared to the $19.6 million reported in the first quarter of 2011. The increase in segment profit was a result of the additional volume, the acquisitions and the selected price increases. These increases were partially offset by cost increases in manufacturing, amortization expense of $1.1 million, and a restructuring charge of $0.4 million. Operating margins for the segment declined from 16.9% in 2011 to 15.1% in 2012.

Engineered Products. Sales of $100.6 million in the first quarter of 2012 were 7% higher than the $94.3 million reported in the first quarter of 2011. Acquisitions completed since the first quarter of 2011 favorably impacted revenue by seven percentage points. We also experienced organic growth of two percentage points, but this was offset by unfavorable changes in foreign currency exchange rates.

The segment profit in the first quarter of 2012 was $9.0 million, which compares to $10.1 million in the same quarter last year. GGB captured increased profitability primarily from selected price increases. Profits at CPI fell mainly as a result of a $0.9 million restructuring charge for the acquired Mid Western business combined with net manufacturing cost increases. Operating margins for the segment were 8.9%, which declined from the 10.7% reported in the comparable quarter last year.

Engine Products and Services. Sales increased 3% from $60.2 million in the first quarter of 2011 to $62.0 million in the first quarter of 2012. The increase in sales was a result of small increases in revenue from new engine programs and aftermarket sales.

The segment reported a profit of $11.8 million in the first quarter of 2012 compared to $11.2 million in the first quarter of 2011. The quarter-over-quarter improvement was a result of net cost decreases, primarily in cost of goods sold. Operating margins increased slightly from 18.6% in the first quarter of 2011 to 19.0% in the same quarter this year.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand, revolver borrowings and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading of “Capital Resources.”

Cash Flows

Operating activities generated cash in the amount of $3.0 million in the first quarter of 2012 compared to a use of cash of $12.8 million in the same period last year. The improvement was primarily due to lower cash taxes paid of approximately $7 million, improvements in working capital of approximately $5 million, and improvements in segment profits. The use of cash in the first quarter of 2011 was primarily the result of increases in working capital as sales increased over the preceding quarter and the payment of income taxes.

Investing activities consumed $6.0 million in cash in the first quarter of 2012, primarily to fund $5.5 million of capital expenditures. Investing activities consumed $157.5 million of cash during the first quarter of 2011 to fund acquisitions of $152.2 million, net of cash acquired, and $5.3 million of capital expenditures.

Cash generated from financing activities in the first quarter of 2012 included net borrowings on the senior secured revolving credit facility of $11.4 million. Financing activities in the first quarter of 2011 included repayment of $3.7 million of related-party debt.

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

For so long as the amount available for borrowing under the facility exceeds $20 million, the limitation on fixed asset dispositions is not applicable. The limitations on acquisitions, investments in foreign subsidiaries, dividends (including those required to make payments on our convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable if certain financial conditions are satisfied related to the facility.

The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

The borrowing availability at March 31, 2012, under our senior secured revolving credit facility was $125.5 million after giving consideration to $4.1 million of letters of credit outstanding and $15.5 million of revolver borrowings. After funding the acquisition of Motorwheel in April 2012 through additional revolver borrowings, the availability on April 17, 2012 was approximately $30 million.

Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015, unless they are converted prior to that date. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of March 31, 2012.

We used a portion of the net proceeds from the sale of the debentures to enter into call options, i.e., hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stock holders from conversion of the Debentures and have the effect to us of increasing the conversion price of the debentures to $46.78 per share.

For a discussion of the potential liquidity issues and risks we could face in the event some or all of the Debentures are converted, see Part I, Item 1A, “Risk Factors” “We may not have sufficient cash to fund amounts payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control” in our annual report on Form 10-K for the year ended December 31, 2011.

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

The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST will be presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 13 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2012, this amount was approximately $23 million. This receivable is expected to be collected at a future date.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, operating activities and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. See Note 13 to our Consolidated Financial Statements for additional information about GST’s bankruptcy proceeding.

Critical Accounting Policies and Estimates

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2011, for a complete list of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncement

See Note 1 to our Consolidated Financial Statements in this Form 10-Q for a description of a new accounting pronouncement.

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

As of March 31, 2012 and December 31, 2011, EnPro had accrued liabilities of $11.9 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 14 to the Consolidated Financial Statements for additional information regarding our environmental contingencies.

Colt Firearms and Central Moloney

We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. Coltec has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

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

Subsidiary Bankruptcy

Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and expected future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment. See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 13 and 14 to our Consolidated Financial Statements.

Asbestos

Background on Asbestos-Related Litigation and Recent Developments. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs.

On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court. The filings were the initial step in a claims resolution process. See Note 13 for additional information about this process and its impact on the Company.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order.

GST LLC and Anchor were among a large number of defendants in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the many products at issue in these actions are industrial sealing products, including gaskets and packing. The damages claimed varied from action to action.

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

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts made it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

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

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, under GAAP, our investment in GST was deconsolidated from our financial results beginning on the Petition Date. Our recorded asbestos liability as of the Petition Date was $472.1 million.

Claims Mix. Of the more than 90,000 open cases at the Petition Date, we are aware of approximately 4,900 that involve claimants alleging mesothelioma. A large majority of the amount of settlement payments made by GST LLC in recent years have been paid in connection with mesothelioma claims.

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

Appeals. GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. GST LLC has appealed that decision further. At March 31, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At March 31, 2012, we had $157.3 million of insurance coverage we believe is available to cover current and future asbestos claims against GST LLC and certain expense payments. GST has collected insurance payments totaling $37.3 million since the Petition Date. Of the $157.3 million of available insurance coverage, we consider $154.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $157.3 million, $121.3 million is allocated to claims that have been paid by GST LLC and submitted to insurance companies for reimbursement and the remainder is allocated to pending and estimated future claims. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2011, and the following section.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2012:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell British pound/buy euro	$24.0	Apr 2012	0.833 pound/euro
Buy euro/sell USD	16.9	Apr 2012 – Jan 2013	1.295 to 1.441 USD/euro
Buy USD/sell euro	11.2	Apr 2012 – Dec 2012	1.273 to 1.441 USD/euro
Sell USD/buy Australian dollar	10.8	Apr 2012 – Mar 2013	0.948 to 1.057 USD/Australian dollar
Buy USD/sell Australian dollar	10.8	Apr 2012 – Mar 2013	0.948 to 1.057 USD/Australian dollar
Sell British pound/buy Australian dollar	9.9	Apr 2012	1.539 Australian dollar/pound
Sell Australian dollar/buy Canadian dollar	5.5	Jun 2012	1.008 Australian dollar/Canadian dollar
Buy Australian dollar/sell Canadian dollar	5.5	Jun 2012	1.008 Australian dollar/Canadian dollar
Various others	21.0	Apr 2012 – Mar 2012	Various

	115.6

Option Contracts
Buy Brazilian real/sell USD	1.6	May 2012	1.685 real/USD
Sell Brazilian real/buy USD	1.3	May 2012	2.115 real/USD

	2.9

	$118.5

Item 4.	Controls and Procedures

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of environmental, asbestos and other legal matters is included in Note 14 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. In addition to the matters noted therein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2012	—		—		—	—

February 1 – February 28, 2012	76	(1)	$33.89	(1)	—	—

March 1 – March 31, 2012	252	(2)	$41.12	(2)	—	—

Total	328	(1)(2)	$39.44	(1)(2)	—	—

(1)	In February 2012, a total of 76 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. The shares were transferred with respect to the deferral of amounts paid to correct underpayment of fees on June 30, September 30 and December 30, 2011. These shares were valued at the closing price of our common stock on the dates such amounts were to have been paid. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(2)	In March 2012, a total of 252 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $41.12 per share, the closing price of our common stock on March 30, 2012. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9TH day of May, 2012.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Management Continuity Agreement dated as of February 7, 2012 between EnPro Industries, Inc. and David S. Burnett

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101*	The following materials from EnPro Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Quarters Ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the Quarters Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Quarters Ended March 31, 2012 and 2011; (iv) Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011; (v) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith