Form 10-Q
period 2012-06-30
ENPRO INDUSTRIES, INC
filed 2012-08-08
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 20,710,869 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters and Six Months Ended June 30, 2012 and 2011

(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$301.7	$263.7	$613.2	$533.3
Cost of sales	198.7	164.4	403.0	340.0

Gross profit	103.0	99.3	210.2	193.3

Operating expenses:
Selling, general and administrative expenses	75.8	71.2	149.3	133.5
Other operating expense	0.8	0.2	2.3	0.5

	76.6	71.4	151.6	134.0

Operating income	26.4	27.9	58.6	59.3
Interest expense	(10.9)	(10.0)	(21.6)	(19.9)
Interest income	0.1	0.4	0.2	0.8
Other expense	(0.5)	—	(0.5)	—

Income before income taxes	15.1	18.3	36.7	40.2
Income tax expense	(4.9)	(6.1)	(12.7)	(12.8)

Net income	$10.2	$12.2	$24.0	$27.4

Basic earnings per share	$0.50	$0.59	$1.16	$1.34

Diluted earnings per share	$0.47	$0.56	$1.11	$1.26

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Quarters and Six Months Ended June 30, 2012 and 2011

(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$10.2	$12.2	$24.0	$27.4

Other comprehensive income (loss):
Foreign currency translation adjustments	(13.1)	4.8	(7.1)	14.6
Amortization of pension and post-retirement benefits included in net income	2.4	1.3	4.7	2.5
Change in fair value of cash flow hedges	—	0.1	0.5	1.1
Realized (gain) loss from settled cash flow hedges included in net income	0.3	(0.1)	—	1.0

Other comprehensive income (loss), before tax	(10.4)	6.1	(1.9)	19.2
Income tax expense related to items of other comprehensive income (loss)	(0.9)	(0.6)	(1.9)	(1.8)

Other comprehensive income (loss), net of tax	(11.3)	5.5	(3.8)	17.4

Comprehensive income (loss)	$(1.1)	$17.7	$20.2	$44.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2012 and 2011

(in millions)

	2012	2011
OPERATING ACTIVITIES
Net income	$24.0	$27.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.7	11.7
Amortization	12.7	10.4
Accretion of debt discount	3.4	3.1
Deferred income taxes	0.2	(7.1)
Stock-based compensation	2.7	2.2
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(24.1)	(23.6)
Inventories	(12.6)	(16.9)
Accounts payable	(1.2)	6.8
Other current assets and liabilities	(12.0)	0.8
Other non-current assets and liabilities	(2.0)	(2.2)

Net cash provided by operating activities	4.8	12.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.1)	(11.6)
Acquisitions, net of cash acquired	(85.3)	(155.3)
Other	—	1.0

Net cash used in investing activities	(98.4)	(165.9)

FINANCING ACTIVITIES
Repayments of short-term borrowings	(0.3)	(11.9)
Proceeds from debt	191.2	—
Repayments of debt	(96.6)	—
Other	0.2	(0.7)

Net cash provided by (used in) financing activities	94.5	(12.6)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.4

Net increase (decrease) in cash and cash equivalents	0.5	(164.5)
Cash and cash equivalents at beginning of period	30.7	219.2

Cash and cash equivalents at end of period	$31.2	$54.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19.9	$18.5
Income taxes (net of refunds of $3.4 in 2012)	$12.5	$19.9

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$31.2	$30.7
Accounts receivable	223.9	195.3
Inventories	128.8	112.6
Prepaid expenses and other current assets	48.9	44.1

Total current assets	432.8	382.7
Property, plant and equipment	175.6	164.2
Goodwill	217.3	201.2
Other intangible assets	233.4	195.7
Investment in GST	236.9	236.9
Other assets	68.8	71.4

Total assets	$1,364.8	$1,252.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$9.8	$9.9
Notes payable to GST	10.7	10.2
Current maturities of long-term debt	1.0	1.6
Accounts payable	86.2	83.9
Accrued expenses	100.8	119.5

Total current liabilities	208.5	225.1
Long-term debt	247.4	148.6
Notes payable to GST	237.4	227.2
Pension liability	106.8	108.7
Other liabilities	47.5	48.4

Total liabilities	847.6	758.0

Commitments and contingencies

Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,903,844 shares in 2012 and 20,779,237 shares in 2011	0.2	0.2
Additional paid-in capital	421.0	418.1
Retained earnings	128.9	104.9
Accumulated other comprehensive loss	(31.5)	(27.7)
Common stock held in treasury, at cost – 205,125 shares in 2012 and 206,306 shares in 2011	(1.4)	(1.4)

Total shareholders’ equity	517.2	494.1

Total liabilities and shareholders’ equity	$1,364.8	$1,252.1

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

Recently Adopted Accounting Pronouncement

In June 2011, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These changes became effective retrospectively for fiscal years beginning after December 15, 2011. Other than the change in presentation, there was no effect on the consolidated financial statements.

2.	Acquisitions

In April 2012, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides a full suite of services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment.

The acquisition was paid for with approximately $85 million of cash, which was funded by additional borrowings from the Company’s revolving credit facility. The following table represents the preliminary purchase price allocation:

(in millions)

Accounts receivable	$7.0
Inventories	5.2
Property, plant and equipment	14.9
Goodwill	16.8
Other intangible assets	49.6
Other assets	0.1
Liabilities assumed	(8.3)

$85.3

The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreement. Because the assets, liabilities and results of operations for this acquisition are not significant to the Company’s consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

In January 2011, the Company acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. In February 2011, the Company acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. In February 2011, the Company acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. In July 2011, the Company acquired Tara Technologies Corporation (“Tara”), a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. In August 2011, the Company acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications.

The following pro forma condensed consolidated financial results of operations for the Company for the quarter and six months ended June 30, 2011, are presented as if the 2011 acquisitions had been completed prior to 2011:

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
	(in millions)

Pro forma net sales	$284.0	$583.1
Pro forma net income	13.7	32.3

The 2011 supplemental pro forma net income was adjusted to exclude $1.5 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred prior to 2011, or of future results of the consolidated entities.

3.	Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$10.2	$12.2	$24.0	$27.4

Denominator:
Weighted-average shares – basic	20.7	20.5	20.6	20.5
Share-based awards	0.4	0.3	0.4	0.3
Convertible debentures	0.7	1.1	0.6	0.9

Weighted-average shares – diluted	21.8	21.9	21.6	21.7

Earnings per share:
Basic	$0.50	$0.59	$1.16	$1.34

Diluted	$0.47	$0.56	$1.11	$1.26

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

4.	Inventories

	June 30, 2012	December 31, 2011
	(in millions)

Finished products	$71.4	$64.5
Deferred costs relating to long-term contracts	27.9	28.6
Work in process	23.4	18.9
Raw materials and supplies	41.0	42.3

	163.7	154.3
Reserve to reduce certain inventories to LIFO basis	(12.2)	(12.0)
Progress payments	(22.7)	(29.7)

Total	$128.8	$112.6

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

5.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2012, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2011	$164.1	$166.5	$7.1	$337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2011	136.3	57.8	7.1	201.2

Foreign currency translation	(0.7)	—	—	(0.7)
Acquisitions	15.4	1.4	—	16.8

Gross goodwill as of June 30, 2012	178.8	167.9	7.1	353.8
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of June 30, 2012	$151.0	$59.2	$7.1	$217.3

Identifiable intangible assets are as follows:

	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Amortized:
Customer relationships	$187.0	$61.1	$166.9	$54.4
Existing technology	54.2	11.6	34.7	10.6
Trademarks	32.8	13.0	33.1	12.2
Other	23.8	14.8	24.3	12.2

	297.8	100.5	259.0	89.4

Indefinite-Lived:
Trademarks	36.1	—	26.1	—

Total	$333.9	$100.5	$285.1	$89.4

Amortization expense for the quarters ended June 30, 2012 and 2011, was $6.1 million and $4.9 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011, was $11.5 million and $8.9 million, respectively.

6.	Accrued Expenses

	June 30, 2012	December 31, 2011
	(in millions)

Salaries, wages and employee benefits	$46.2	$52.9
Interest	15.1	27.6
Other	39.5	39.0

	$100.8	$119.5

7.	Related Party Transactions

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

As of June 30, 2012 and December 31, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $9.8 million and $9.9 million, respectively, from GST’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In 2012 and 2011, $10.7 million and $10.2 million, respectively, of the PIK interest were added to the principal balance of the Intercompany Notes. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain restrictions described more fully in the Company’s most recent Form 10-K.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Intercompany Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 8.

Interest expense related to the Intercompany Notes of $6.9 million and $6.7 million was reflected in interest expense for the quarters ended June 30, 2012 and 2011, respectively. Interest expense related to the Intercompany Notes of $13.8 million and $13.3 million was reflected in interest expense for the six months ended June 30, 2012 and 2011, respectively. Accrued interest of $13.6 million and $26.1 million was included in accrued expenses at June 30, 2012 and December 31, 2011, respectively.

The Company regularly transacts business with GST. Sales to GST totaling $7.5 million and $7.3 million were reflected in net sales and purchases from GST totaling $5.2 million and $6.0 million were reflected in cost of sales for the quarters ended June 30, 2012 and 2011, respectively. Sales to GST totaling $12.1 million and $13.1 million were reflected in net sales and purchases from GST totaling $9.9 million and $11.2 million were reflected in cost of sales for the six months ended June 30, 2012 and 2011, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. Amounts due from GST totaling $13.3 million and $18.5 million resulting from the purchase of goods and services from the Company were included in accounts receivable at June 30, 2012 and December 31, 2011, respectively. Amounts due to GST totaling $6.0 million and $4.9 million resulting from the Company’s purchase of goods from GST were included in accounts payable as of June 30, 2012 and December 31, 2011, respectively. Amounts due from GST totaling $2.3 million for taxes paid on their behalf were included in other current assets at June 30, 2012 and December 31, 2011. Amounts due from GST totaling $27.2 million and $21.8 million for taxes paid on their behalf were included in other noncurrent assets at June 30, 2012 and December 31, 2011, respectively.

Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $20.6 million as of June 30, 2012. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

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

Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances described more fully in the Company’s most recent Form 10-K. None of the conditions that permit conversion were satisfied as of June 30, 2012.

The debt discount, $27.0 million and $30.4 million as of June 30, 2012 and December 31, 2011, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Debentures for the quarters ended June 30, 2012 and 2011 includes $1.7 million of contractual interest coupon in both periods and $1.7 million and $1.6 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the six months ended June 30, 2012 and 2011 includes $3.4 million of contractual interest coupon in both periods and $3.4 million and $3.1 million, respectively, of debt discount amortization.

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

The borrowing availability at June 30, 2012, under the Company’s senior secured revolving credit facility was $42.2 million after giving consideration to $4.1 million of letters of credit outstanding and $99.4 million of revolver borrowings.

9.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2012 and 2011, are as follows:

	Quarters Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)

Service cost	$1.1	$0.9	$0.2	$0.2
Interest cost	2.6	2.0	0.1	0.1
Expected return on plan assets	(2.3)	(1.4)	—	—
Amortization of prior service cost	0.1	—	—	—
Net loss component	2.3	0.8	—	—
Deconsolidation of GST	(0.5)	(0.3)	—	—

	$3.3	$2.0	$0.3	$0.3

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)

Service cost	$2.3	$2.2	$0.4	$0.4
Interest cost	5.1	4.8	0.2	0.2
Expected return on plan assets	(4.5)	(3.4)	—	—
Amortization of prior service cost	0.2	—	—	—
Net loss component	4.5	2.0	—	—
Deconsolidation of GST	(1.1)	(0.8)	—	—

	$6.5	$4.8	$0.6	$0.6

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

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company entered into contracts to hedge forecasted transactions denominated in foreign currencies occurring at various dates through June 2013. The notional amount of foreign exchange contracts hedging foreign currency transactions was $112.3 million and $125.5 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, foreign exchange contracts with notional amounts totaling $49.7 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive loss and the ineffective portion was reported in income. Amounts in accumulated other comprehensive loss are reclassified into income, primarily cost of sales, in the period the hedged transactions affect earnings. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in accrued expenses in the Consolidated Balance Sheets. The remaining notional amounts of $62.6 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income.

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

Segment operating results and other financial data for the quarters and six months ended June 30, 2012 and 2011, were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Sales
Sealing Products	$165.1	$135.6	$314.6	$251.3
Engineered Products	95.1	102.1	195.7	196.4
Engine Products and Services	42.1	26.5	104.1	86.7

	302.3	264.2	614.4	534.4
Intersegment sales	(0.6)	(0.5)	(1.2)	(1.1)

Total sales	$301.7	$263.7	$613.2	$533.3

Segment Profit
Sealing Products	$22.8	$24.2	$45.3	$43.8
Engineered Products	6.8	9.6	15.8	19.7
Engine Products and Services	7.8	5.6	19.6	16.8

Total segment profit	37.4	39.4	80.7	80.3

Corporate expenses	(9.1)	(10.0)	(18.2)	(17.9)
Interest expense, net	(10.8)	(9.6)	(21.4)	(19.1)
Other expense	(2.4)	(1.5)	(4.4)	(3.1)

Income before income taxes	$15.1	$18.3	$36.7	$40.2

Segment assets are as follows:

	June 30, 2012	December 31, 2011

Sealing Products	$555.4	$474.8
Engineered Products	328.7	324.3
Engine Products and Services	126.7	99.1
Corporate	354.0	353.9

	$1,364.8	$1,252.1

12.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$9.7	$9.7	$—	$—
Time deposits	6.6	6.6	—	—

	16.3	16.3	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.0	—	1.0	—
Deferred compensation assets	4.1	4.1	—	—

	$23.9	$20.4	$3.5	$—

Liabilities
Deferred compensation liabilities	$6.1	$6.1	$—	$—
Foreign currency derivatives	0.7	—	0.7	—

	$6.8	$6.1	$0.7	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	3.3	3.3	—	—

	$20.0	$16.3	$3.7	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	2.1	—	2.1	—

	$7.3	$5.2	$2.1	$—

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

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values at June 30, 2012 and December 31, 2011, except for the following instruments:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$248.4	$321.0	$150.2	$217.4
Notes payable to GST	248.1	259.0	237.4	239.8

	$496.5	$580.0	$387.6	$457.2

The fair values for long-term debt are based on quoted market prices, so this is considered a Level 1 computation. The computations related to the notes payable to GST are considered Level 2 since they are based on rates available to the Company for debt with similar terms and maturities.

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

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.

GST’s financial results were included in the Company’s consolidated results through June 4, 2010, the day prior to the Petition Date. However, GAAP requires that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, the Company’s investment was recorded at its estimated fair value on June 4, 2010. The cost method requires the Company to present its ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in the Company’s results of operations during the reorganization period. This investment is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.

In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. The proposed plan calls for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The proposed plan provides that each present asbestos personal injury claim i.e. any pending claim or one that arises between the Petition Date and plan confirmation, will be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. Based on a preliminary estimate provided prior to the time that GST filed its proposed plan by Bates White, the estimation expert retained by counsel to GST, GST estimates that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost reorganized GST approximately $70 million. Under the proposed plan, all non-asbestos claimants would be paid the full value of their claims.

GST’s proposed plan is opposed by the Official Committee of Asbestos Personal Injury Claimants (the “Claimants’ Committee”) and Future Claimants’ Representative (the “FCR”) and is unlikely to be approved in its current form. The Claimants’ Committee and FCR have announced their intention to file a competing proposed plan of reorganization.

On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a potential proposed plan of reorganization. The estimation trial is scheduled to occur in the second quarter of 2013.

From the Petition Date through June 30, 2012, GST has recorded reorganization costs, including fees and expenses, in the Chapter 11 case totaling $39.6 million. The total includes $19.2 million for fees and expenses of GST’s counsel and experts; $16.5 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $3.9 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $15.4 million of those case-related fees and expenses in the first half of 2012 and $8.1 million in the second quarter of 2012, compared to $7.6 million and $4.0 million, respectively, in the first half and second quarter of 2011.

Financial Results

Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST

(Debtor-in-Possession)

Condensed Combined Statements of Comprehensive Income (Unaudited)

(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$62.0	$61.2	$124.4	$118.9
Cost of sales	36.1	36.7	74.0	71.9

Gross profit	25.9	24.5	50.4	47.0

Operating expenses:
Selling, general and administrative expenses	11.8	11.0	23.9	22.8
Asbestos-related	0.7	0.7	(2.4)	1.4
Other operating expense	0.7	—	1.3	—

	13.2	11.7	22.8	24.2

Operating income	12.7	12.8	27.6	22.8

Interest income, net	6.9	6.8	13.8	13.4

Income before reorganization expenses and income taxes	19.6	19.6	41.4	36.2
Reorganization expenses	(8.1)	(4.0)	(15.4)	(7.6)

Income before income taxes	11.5	15.6	26.0	28.6
Income tax expense	(3.7)	(5.2)	(9.2)	(10.4)

Net income	$7.8	$10.4	$16.8	$18.2

Comprehensive income	$6.1	$10.6	$17.1	$19.6

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2012 and 2011

(in millions)

	2012	2011

Net cash provided by operating activities	$13.4	$17.3

Investing activities:
Purchases of property, plant and equipment	(3.4)	(1.6)
Net receipts from loans to affiliates	0.3	12.1
Other	1.4	0.3

Net cash provided by (used in) investing activities	(1.7)	10.8

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3

Net increase in cash and cash equivalents	11.5	28.4
Cash and cash equivalents at beginning of period	126.3	87.1

Cash and cash equivalents at end of period	$137.8	$115.5

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions)

	June 30, 2012	December 31, 2011
Assets:
Current assets	$249.6	$237.0
Asbestos insurance receivable	123.6	142.3
Deferred income taxes	127.1	131.0
Notes receivable from affiliate	237.4	227.2
Other assets	73.2	74.1

Total assets	$810.9	$811.6

Liabilities and Shareholder’s Equity:
Current liabilities	$68.1	$65.9
Other liabilities	7.9	27.6
Liabilities subject to compromise (A)	468.4	469.2

Total liabilities	544.4	562.7
Shareholder’s equity	266.5	248.9

Total liabilities and shareholder’s equity	$810.9	$811.6

(A)

Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of June 30, 2012. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as the Company’s estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 14, “Commitments and Contingencies – Asbestos.”

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

Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one of its subsidiaries has been named as a potentially responsible party or is otherwise involved at 16 sites at each of which the costs to the Company or its subsidiary are expected to exceed $100 thousand. Investigations have been completed for 13 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2012 and December 31, 2011, EnPro had accrued liabilities of $12.1 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements.

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

See the section entitled “Crucible Materials Corporation” in this footnote for additional information.

Colt Firearms and Central Moloney

The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Moloney, another former Coltec operation. The Company believes that the reasonably possible range of loss on these contingent liabilities will not be material to its financial condition or results of operations, either individually or in the aggregate. The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. The Company owns a guaranteed investment contract with a current value of $2.5 million, which is being held in a special account in case of a shortfall in the Benefits Trust.

The Company also has certain ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously, related to the Company’s period of ownership of Crucible. Based on the Company’s prior ownership of Crucible, the Company may have certain additional contingent liabilities, including liabilities as a potentially responsible party in one or more significant environmental matters. The Company is investigating these matters. Except with respect to those matters for which the Company has an accrued liability as discussed in “Environmental” above, the Company is unable to estimate a reasonably possible range of loss related to these contingent liabilities.

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

Changes in the carrying amount of the product warranty liability for the six-months ended June 30, 2012 and 2011 are as follows:

	2012	2011
	(in millions)

Balance at beginning of year	$3.5	$3.5
Charges to expense	0.6	1.4
Settlements made (primarily payments)	(1.0)	(1.8)

Balance at end of period	$3.1	$3.1

Asbestos

Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other subsidiaries of the company that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither the Company nor any of its subsidiaries other than GST LLC and Anchor has ever paid an asbestos claim.

Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 claims to conclusion, and, together with insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through Garrison.

Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process. See Note 13 for additional information about this process and its impact on the Company.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, the Company will not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against the Company’s subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in the Company’s 2009 Form 10-K and its quarterly reports for the first and second quarters of 2010.

Pending Claims. On the Petition Date, according to Garrison, there were more than 90,000 total claims pending against GST LLC, and approximately 5,800 claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by the Company’s subsidiaries, have been as a result of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 700) have not responded to the questionnaire at all, many others (more than 1,700) have acknowledged that they do not have mesothelioma, or that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, GST LLC and Garrison believe that less than 3,500 claimants now assert that they had mesothelioma claims against GST LLC as of the Petition Date.

Since the Petition Date, many asbestos-related lawsuits have been filed by claimants against other companies in state and federal courts, and many of those claimants might also have included GST LLC as a defendant but for the bankruptcy injunction. Many of those claimants likely will make claims against GST in the bankruptcy proceeding.

Product Defenses. The Company has consistently asserted that the asbestos-containing products manufactured or sold by GST could not have been a substantial contributing cause of any asbestos-related disease. The asbestos in the products was encapsulated, which means the asbestos fibers incorporated into the products during the manufacturing process were sealed in binders. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as GST LLC’s gaskets. Even though no warning label was required, GST LLC included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by GST LLC are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, GST LLC discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

Appeals. GST LLC has had a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants, those who manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has enjoyed success in a majority of those appeals. The Company believes that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. At June 30, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At June 30, 2012, the Company had $147.3 million of insurance coverage the Company believes is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $47.3 million since the Petition Date, including $10 million collected in the second quarter of 2012. Of the $147.3 million of available insurance coverage remaining, the Company considers $144.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $147.3 million, $111.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $109.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, the Company is of the view that substantially all of the $147.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $147.3 million is in addition to the $14.6 million collected in the first half of 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, the Company anticipates that $36.9 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and that the following amounts will be collected in the years set out regardless of when the case concludes:

2012 – $5.7 million (in the second half of the year)
2013 – $22.7 million
2014 – $20 million
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million.

In addition, GST LLC has received $6.7 million of insurance recoveries from insolvent carriers since 2007 (including $3.9 million in the first six months of 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $147.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. The Company’s recorded asbestos liability as of the Petition Date was $472.1 million. The Company based that recorded liability on an estimate of probable and estimable asbestos personal injury claims under generally accepted accounting principles, made by the Company, with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate was an estimate of the most likely point in a broad range of potential amounts that GST LLC might have to pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the following ten-year period in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition of the fact that most claims would be resolved more efficiently and at a significantly lower cost through settlements without any actual liability determination.

Neither the Company nor GST has endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate at June 30, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date.

In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST has proposed to resolve all pending and future claims. GST has estimated that the amounts to be paid into the Trust created by the plan for payments to future claimants plus the indemnity costs incurred under the plan to pay present claimants would be approximately $270 million. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST.

The Company has offered to fund $30 million of the proposed settlement in order to resolve any and all derivative claims against it, and to guarantee the obligations of GST under the proposed plan. That offer is incorporated into the terms of the proposed plan and is only offered in the context of that plan, which would result in the equity interests of GST being retained by GST’s equity holder and the reconsolidation of GST into the Company, and an injunction protecting the Company from future GST claims.

The Company cannot predict when a plan of reorganization for GST LLC might be approved and effective; however, an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for April 2013. The Company believes that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease and that therefore the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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

We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. In addition to those factors specifically noted in the forward-looking statements and those identified in the Company’s annual report on Form 10-K for the year ended December 31, 2011, other important factors that could result in those differences include:

•	the value of pending claims and the number and value of future asbestos claims against our subsidiaries;

•	risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving Garlock Sealing Technologies LLC (“GST LLC”), The

Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison”), including risks presented by efforts of asbestos claimant representatives to assert claims against us based on various theories of derivative corporate responsibility, including veil piercing and alter ego;

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

The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Asbestos” subsection of the “Contingencies” section and in Note 14 to our Consolidated Financial Statements.

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

GST LLC now operates in the ordinary course under court protection from asbestos claims. All pending litigation against GST is stayed during the process. We address our actions to permanently resolve GST LLC’s asbestos litigation, and provide an update on its claims resolution process, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Contingencies—Subsidiary Bankruptcy” sections.

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2012, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 13 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

In April 2012, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides a full suite of services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee, and Berea, Kentucky. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment.

We paid for the Motorwheel acquisition with approximately $85 million of cash, which was funded by additional borrowings from our revolving credit facility. We preliminarily allocated the purchase price of the business to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill.

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

In July 2011, we acquired Tara Technologies Corporation (“Tara”), a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business, part of our Sealing Products segment, is headquartered in Daytona Beach, Florida, with facilities in San Carlos, California, and Singapore.

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

In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates (“PSI”), a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. The PSI business primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business’s products include flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. The business has manufacturing locations in the United States, Germany and the United Kingdom, and is part of our Sealing Products Segment.

In January 2011, we acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of Stemco, which is in the Sealing Products segment. The business is located in Rome, Georgia.

We paid for the acquisitions completed during 2011 with $228.2 million in cash, which included $99.2 million for the purchase of PSI. We allocated the purchase prices of the acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill.

Outlook.

Uncertain economic conditions in Europe, growing caution in many of our North American markets and unfavorable trends in exchange rates for foreign currency are reflected in our current outlook for 2012. Assuming no further deterioration in the global economic environment, we expect sales for the full year of 2012 to increase over 2011 as sales benefit from acquisitions, which are expected to contribute growth of about 8%, and organic growth. Acquisitions completed since the second quarter of 2011 contributed incremental sales of about $65 million in the first half of 2012 and are expected to contribute another $25 to $30 million in incremental sales during the second half of the year. We expect modest organic sales growth. However, organic growth may be limited by declining demand in many of our European operations. Sales growth may also be affected by unfavorable foreign exchange rates relative to the US dollar, primarily related to changes in the euro. At current rates, we anticipate foreign exchange will reduce 2012 sales by 3% compared to 2011. Segment profit margins will reflect acquisition-related expenses and restructuring costs, primarily at Compressor Products International. Under those circumstances, segment margins are not likely to improve in comparison to segment margins reported in 2011. We continue to execute our enterprise excellence programs in the areas of (1) supply chain management, (2) operating efficiency, (3) sales and operations planning, and (4) commercial excellence, and expect these programs will enable us to operate successfully under near-term uncertain economic conditions, while we continue to integrate our acquisitions.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2012 will be between 33% and 36%. The anticipated effective tax rate is higher than prior rates primarily due to the expiration of certain temporary tax provisions that have not been renewed for 2012. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. These expired provisions result in approximately a three percentage point increase in the projected effective income tax rate. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $13.4 million to our U.S. defined benefit pension plans in 2012, of which $4.5 million was contributed during the first six months of 2012. Additional significant contributions are likely to be required in 2013 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2012 will be $13.2 million, which would be $3.6 million more than in 2011. The expected increase in pension expense is primarily due to a decrease in the discount rate used in the actuarial computations.

In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2012; however, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.

We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Sales
Sealing Products	$165.1	$135.6	$314.6	$251.3
Engineered Products	95.1	102.1	195.7	196.4
Engine Products and Services	42.1	26.5	104.1	86.7

	302.3	264.2	614.4	534.4
Intersegment sales	(0.6)	(0.5)	(1.2)	(1.1)

Total sales	$301.7	$263.7	$613.2	$533.3

Segment Profit
Sealing Products	$22.8	$24.2	$45.3	$43.8
Engineered Products	6.8	9.6	15.8	19.7
Engine Products and Services	7.8	5.6	19.6	16.8

Total segment profit	37.4	39.4	80.7	80.3

Corporate expenses	(9.1)	(10.0)	(18.2)	(17.9)
Interest expense	(10.8)	(9.6)	(21.4)	(19.1)
Other expense	(2.4)	(1.5)	(4.4)	(3.1)

Income from continuing operations before income taxes	$15.1	$18.3	$36.7	$40.2

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

Second Quarter of 2012 Compared to the Second Quarter of 2011

Sales of $301.7 million in the second quarter of 2012 increased 14% from $263.7 million in the second quarter of 2011. The following table illustrates, on a percentage basis, the impact of key factors resulting in the increase (decrease) in sales by segment:

Sales	Percent Change 2nd Quarter 2012 vs. 2nd Quarter 2011
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue*	Other	Total
EnPro Industries, Inc.	13%	(5%)	7%	(1%)	14%

Sealing Products	23%	(3%)	n/a	2%	22%
Engineered Products	2%	(6%)	n/a	(3%)	(7%)
Engine Products & Services	0%	0%	66%	(7%)	59%

*	Engine Products & Services began using the percentage-of-completion revenue recognition method for new or nearly new engine contracts in the third quarter of 2011.

Refer to the heading “Overview” above for additional information related to acquisitions of: (1) Motorwheel – acquired in April 2012 and included in the Sealing Products segment; (2) Tara – acquired in July 2011 and included in the Sealing Products segment; and (3) PI Bearing Technologies – acquired in August 2011 and included in the Engineered Products segment.

The reported U.S. dollar value of sales was 5% lower than last year due to the unfavorable impact of foreign currency fluctuations. This was primarily the result of a weakening euro, as compared to the US dollar. Garlock and Technetics in the Sealing Products segment and GGB and CPI in the Engineered Products segment have significant operations in Europe.

Segment profit, management’s primary measure of how our operations perform, decreased 5% to $37.4 million in the second quarter of 2012 from $39.4 million in the second quarter of 2011. Unfavorable changes in sales mix within Sealing Products and Engine Products, higher selling, general, and administrative costs and unfavorable foreign currency exchange fluctuations more than offset the benefit of acquisitions and price increases. Further, segment profit was impacted negatively by lower volumes in European markets. We incurred $0.7 million of restructuring charges in the current quarter, as compared to zero in the same quarter of the prior year. These were the primary factors contributing to a decline in segment margins to 12.4% in the second quarter of 2012 from 14.9% in the second quarter of 2011.

Net interest expense in the second quarter of 2012 was $10.8 million compared to $9.6 million during the same quarter in 2011. The increase is primarily due to new borrowings on the senior secured revolving credit facility and an increase in the principal balance of the notes payable to GST LLC.

We recorded income tax expense of $4.9 million on pre-tax income from continuing operations of $15.1 million in the second quarter of 2012, resulting in an effective tax rate for the quarter of 32.2%. During the second quarter of 2011, our effective tax rate was 33.8% as we recorded an income tax expense of $6.1 million on pre-tax income of $18.3 million.

Net income was $10.2 million, or $0.47 per share, in the second quarter of 2012 compared to net income of $12.2 million, or $0.56 per share, in the same quarter of 2011. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $165.1 million in the second quarter of 2012 were 22% higher than the $135.6 million reported in the same quarter of 2011. The increase in sales includes 23 percentage points from sales reported by the Tara and Motorwheel acquisitions. We experienced a three percentage point decline in sales due to unfavorable foreign currency fluctuations quarter-over-quarter. An increase in sales volume at Garlock, partially offset by slow-downs in demand in Stemco’s heavy-duty trucking market accounted for the remaining sales increase.

Segment profit decreased to $22.8 million in the second quarter of 2012 from $24.2 million in the second quarter of 2011. The decrease in segment profit was a result of lower demand for aftermarket products in the North American heavy-duty truck markets and in global oil and gas markets. In addition, and due to the acquisitions mentioned above, the segment observed increased depreciation and amortization costs of $2.1 million and $0.4 million of restructuring charges during the quarter. Other acquisition-related expenses of $2.0 million also contributed to a decline in margins for the quarter. Operating margins for the segment declined to 13.8% in the second quarter of 2012 from 17.8% in the second quarter of 2011.

Engineered Products. Sales of $95.1 million in the second quarter of 2012 were 7% lower than the $102.1 million reported in the second quarter of 2011. The acquisition of PI Bearings in August 2011 favorably impacted revenue by two percentage points, while the impact of foreign currency exchange rates was unfavorable by six percentage points. The remaining decline in sales was primarily driven by lower demand in European automotive and refining industries and in the Canadian oil and gas industry.

Segment profit decreased to $6.8 million in the second quarter of 2012 from $9.6 million in the same quarter last year. This decrease was due to market-related declines in European and Canadian sales, investments in sales and marketing, and higher depreciation and amortization of $0.5 million. Operating margins for the segment declined to 7.2% in the second quarter of 2012 from 9.4% in the second quarter of 2011.

Engine Products and Services. Sales increased to $42.1 million in 2012 from $26.5 million in the second quarter of 2011. In the second quarter of 2012, the segment recorded $17.6 million of revenue on new or nearly new engines in production in connection with the use of percentage-of-completion revenue recognition, which began in the third quarter of 2011. No engines shipped in the second quarter of 2012. In the second quarter of 2011, no engines were shipped by the segment; therefore, no new engine sales were recorded. The increase was partially offset by a decrease in aftermarket parts and services sales.

Segment profit increased to $7.8 million in the second quarter of 2012 from $5.6 million in the second quarter of 2011. The quarter-over-quarter improvement was a result of profits generated on the new engine revenue, partially offset by lower volumes in aftermarket parts and services. Operating margins decreased to 18.5% in the second quarter of 2012 from 21.1% in the second quarter of 2011 due to the change in sales mix from aftermarket parts and services to more engine revenue and higher selling, general and administrative costs of $1.8 million.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Sales increased 15% to $613.2 million in the first six months of 2012 from $533.3 million in 2011. The following table illustrates, on a percentage basis, the impact of key factors resulting in the increase (decrease) in sales by segment:

Sales	Percent Change first six months of 2012 vs. first six months of 2011
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue*	Other	Total
Company Totals	12%	(3%)	6%	0%	15%

Sealing Products	22%	(2%)	n/a	5%	25%
Engineered Products	4%	(4%)	n/a	0%	0%
Engine Products & Services	0%	0%	37%	(17%)	20%

*	Engine Products & Services began using the percentage-of-completion revenue recognition method for new or nearly new engine contracts in the third quarter of 2011.

Segment profit increased slightly to $80.7 million in the first six months of 2012 from $80.3 million in the first six months of 2011.

The factors contributing to sales and segment profit results for the six month period were essentially the same as those affecting the comparison of the results between the second quarters of 2012 and 2011, with the exception of an increase in segment profit in the Sealing Products segment. Sealing Products’ segment profit increased $1.5 million, due primarily to acquisitions and price increases, partially offset by increased costs. Segment margins decreased to 13.2% in the first half of 2012 from 15.1% in the same period last year.

Net interest expense during the first six months of 2012 was $21.4 million compared to $19.1 million in 2011. The increase is primarily due to new borrowings on the senior secured revolving credit facility and an increase in the principal balance of the notes payable to GST LLC.

Income tax expense during the first six months of 2012 was $12.7 million compared to $12.8 million in the comparable period of 2011. The tax expense reflects a decrease in pre-tax income from 2011 to 2012, offset by an increase in the effective tax rate to 34.5% in 2012 from 31.9% in 2011. In the U.S., we historically have benefited from tax incentives such as the deduction for domestic production activities and credits for research and development. However, as of December 31, 2011, certain temporary tax provisions expired and have not been renewed for 2012. These include the research and experimentation credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. Legislation to extend these provisions for 2012 has not been enacted, which is contributing to the higher effective tax rate during 2012. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.

Net income from continuing operations was $24.0 million, or $1.11 per share, for the first six months of 2012 compared to $27.4 million, or $1.26 per share, in the same period last year.

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

Cash Flows

Operating activities generated cash in the amount of $4.8 million in the first half of 2012 compared to $12.6 million in the same period last year. The decrease in cash generated was primarily due to a larger increase in working capital over the first six months of 2012 of $17.0 million, offset by lower cash taxes paid of $7.4 million. The lower cash taxes paid included $3.4 million of tax refunds in the first six months of 2012. Working capital increased more in the first six months of 2012 as compared to the same period in 2011 to support higher revenues.

Investing activities consumed $98.4 million in cash in the first half of 2012, to fund acquisitions of $85.3 million, net of cash acquired, and $13.1 million of capital expenditures. Investing activities consumed $165.9 million of cash during the first half of 2011 primarily to fund acquisitions of $155.3 million, net of cash acquired, and $11.6 million of capital expenditures.

Cash generated from financing activities in the first half of 2012 included net borrowings on the senior secured revolving credit facility of $94.6 million. Financing activities in the first half of 2011 included repayment of $11.9 million of primarily related-party debt.

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

As long as the amount available for borrowing under the facility exceeds $20 million, the limitation on fixed asset dispositions is not applicable. The limitations on acquisitions, investments in foreign subsidiaries, dividends (including those required to make payments on our convertible debentures), incurrence of certain cash collateral liens and prepayment of debt other than subordinated debt are generally not applicable if certain financial conditions are satisfied related to the facility.

The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control of the Company.

The borrowing availability at June 30, 2012, under our senior secured revolving credit facility was $42.2 million after giving consideration to $4.1 million of letters of credit outstanding and $99.4 million of revolver borrowings.

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

Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of June 30, 2012.

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

On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.

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

The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 13 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2012, this amount was $29.5 million. This receivable is expected to be collected at a future date.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, operating activities and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 13 to our Consolidated Financial Statements and the sections entitled “Contingencies—Subsidiary Bankruptcy,” and “—Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries have been named as a potentially responsible party, or are otherwise involved, at 16 sites where the costs to us are expected to exceed $100 thousand. Investigations have been completed for 13 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.

As of June 30, 2012 and December 31, 2011, EnPro had accrued liabilities of $12.1 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. See Note 14 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Materials Corporation” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Colt Firearms and Central Moloney

We have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that the reasonably possible range of loss on these contingent liabilities is not material to the Company’s financial condition or results of operation. Coltec also has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

Crucible Materials Corporation

Crucible Materials Corporation (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to the Company’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities as a potentially responsible party in one or more significant environmental matters. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 14 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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

Update. In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. The proposed plan calls for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The proposed plan provides that each present personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) will be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. Based on a preliminary estimate provided by Bates White, the estimation expert retained by counsel to GST, prior to the time that GST filed its proposed plan, GST estimates that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost reorganized GST approximately $70 million. Under the proposed plan, all non-asbestos claimants would be paid the full value of their claims.

GST’s proposed plan is opposed by the Official Committee of Asbestos Personal Injury Claimants (the “Claimants’ Committee”) and the Future Claimants’ Representative (the “FCR” and together with the Claimants’ Committee, “claimant representatives”) and is unlikely to be approved in its current form. The claimant representatives have announced their intention to file a competing proposed plan of reorganization.

On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The court has tentatively scheduled the estimation trial to begin in April 2013.

GST, on the one hand, and the Claimants’ Committee and FCR, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST will offer a merits-based approach that focuses on its legal defenses to liability and takes account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The Claimants’ Committee and FCR will offer a settlement-based theory of estimation.

During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial scheduled for 2013. We believe there will be no reason for the claimant representatives to re-file the motion because the derivative claims will likely be moot after the estimation trial, as we believe that the estimation trial will result in an estimate of aggregate liability for asbestos claims that GST is capable of fully funding.

From time to time during the case we have engaged in settlement discussions with asbestos claimant representatives and we anticipate that we will continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur.

From the Petition Date through June 30, 2012, GST has recorded Chapter 11 case-related fees and expenses totaling $39.6 million. The total includes $19.2 million for fees and expenses of GST’s counsel and experts; $16.5 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $3.9 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $15.4 million of those case-related fees and expenses in the first half of 2012 and $8.1 million in the second quarter of 2012, compared to $7.6 million and $4.0 million, respectively, in the first half and second quarter of 2011. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts for estimation, and claimant representatives’ efforts to extend GST’s liability to affiliates.

See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 13 and 14 to our Consolidated Financial Statements.

Asbestos

Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other subsidiaries of the company that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but only GST LLC and Anchor have ever paid an asbestos claim.

Since the first asbestos-related lawsuits were filed against GST LLC in 1975, GST LLC and Anchor have processed more than 900,000 claims to conclusion, and, together with insurers, have paid over $1.4 billion in settlements and judgments and over $400 million in fees and expenses. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through Garrison.

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

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

Subsidiary Chapter 11 Filing and Its Effect. In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated voluntary proceedings under Chapter 11 of the United States Bankruptcy Code as a means to determine and comprehensively resolve their asbestos liability. The filings were the initial step in a claims resolution process, which is ongoing.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.

Pending Claims. On the Petition Date, according to Garrison, there were more than 90,000 total claims pending against GST LLC, and approximately 5,800 claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries, have been as a result of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 700) have not responded to the questionnaire at all, many others (more than 1,700) have acknowledged that they do not have mesothelioma, or that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, GST LLC and Garrison believe that less than 3,500 claimants now assert that they had mesothelioma claims against GST LLC as of the Petition Date.

Since the Petition Date, many asbestos-related lawsuits have been filed by claimants against other companies in state and federal courts, and many of those claimants might also have included GST LLC as a defendant but for the bankruptcy injunction. Many of those claimants likely will make claims against GST in the bankruptcy proceeding.

Product Defenses. We believe that the asbestos-containing products manufactured or sold by GST could not have been a substantial contributing cause of any asbestos-related disease. The asbestos in the products was encapsulated, which means the asbestos fibers incorporated into the products during the manufacturing process were sealed in binders. The products were also nonfriable, which means they could not be crumbled by hand pressure. The U.S. Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as GST LLC’s gaskets. Even though no warning label was required, GST LLC included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by GST LLC are one of the few asbestos-containing products still permitted to be manufactured under regulations of the U.S. Environmental Protection Agency. Nevertheless, GST LLC discontinued all manufacture and distribution of asbestos-containing products in the U.S. during 2000 and worldwide in mid-2001.

Appeals. GST LLC has had a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants, those who manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has enjoyed success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500 thousand verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700 thousand share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. At June 30, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

Insurance Coverage. At June 30, 2012, we had $147.3 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $47.3 million since the Petition Date, including $10 million collected in the second quarter of 2012. Of the $147.3 million of available insurance coverage remaining, we consider $144.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $147.3 million, $111.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $109.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we are of the view that substantially all of the $147.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $147.3 million is in addition to the $14.6 million collected in the first half of 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.9 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and that the following amounts will be collected in the years set out regardless of when the case concludes:

2012 – $5.7 million (in the second half of the year)

2013 – $22.7 million

2014 – $20 million

2015 – $20 million

2016 – $18 million

2017 – $13 milllion

2018 – $11 million.

In addition, GST LLC has received $6.7 million of insurance recoveries from insolvent carriers since 2007 (including $3.9 million in the first six months of 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $147.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate was an estimate of the most likely point in a broad range of potential amounts that GST LLC might have to pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the following ten-year period in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition of the fact that most claims would be resolved more efficiently and at a significantly lower cost through settlements without any actual liability determination.

Neither we nor GST has endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate as June 30, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date.

In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST has proposed to resolve all pending and future claims. GST has estimated that the amounts to be paid into the trust created by the plan for payments to future claimants plus the indemnity costs incurred under the plan to pay present claimants would be approximately $270 million. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial condition and Results of Operations. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST.

We have offered to fund $30 million of the proposed settlement in order to resolve any and all derivative claims against it, and to guarantee the obligations of GST under the proposed plan. That offer is incorporated into the terms of the proposed plan and is only offered in the context of that plan, which would result in the equity interests of GST being retained by GST LLC’s equity holder and our reconsolidating GST, and an injunction protecting us from future GST claims.

We cannot predict when a plan of reorganization for GST LLC might be approved and effective; however an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for April 2013. We believe that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease and that therefore the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2012:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell British pound/buy euro	$25.1	Jul 2012	0.881 pound/euro
Buy euro/sell USD	14.3	Jul 2012 – Jan 2013	1.281 to 1.440 USD/euro
Buy USD/sell euro	13.0	Jul 2012 – Dec 2012	1.256 to 1.440 USD/euro
Sell USD/buy Australian dollar	10.8	Jul 2012 – Jun 2013	0.941 to 1.045 USD/Australian dollar
Buy USD/sell Australian dollar	10.8	Jul 2012 – Jun 2013	0.941 to 1.045 USD/Australian dollar
Sell British pound/buy Australian dollar	9.9	Jul 2012	1.550 Australian dollar/pound
Various others	26.0	Jul 2012 – Jun 2013	Various

	109.9

Option Contracts
Buy Brazilian real/sell USD	1.3	Nov 2012	1.917 real/USD
Sell Brazilian real/buy USD	1.1	Nov 2012	2.300 real/USD

	2.4

	$112.3

Item 4.	Controls and Procedures

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of environmental, asbestos and other legal matters is included in Note 14 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of the Company’s subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 7 and Note 13 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse affect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	—		—		—	—
May 1 – May 31, 2012	—		—		—	—
June 1 – June 30, 2012	278	(1)	$37.21	(1)	—	—
Total	278	(1)	$37.21	(1)	—	—

(1)	In June 2012, a total of 278 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $37.21 per share, the closing price of our common stock on June 29, 2012. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of August, 2012.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 12, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101*	The following materials from EnPro Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Quarters and Six Months Ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the Quarters and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011; (v) Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith