Form 10-Q
period 2012-09-30
ENPRO INDUSTRIES, INC
filed 2012-11-08
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, there were 20,712,612 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters and Nine Months Ended September 30, 2012 and 2011

(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$291.7	$300.8	$904.9	$834.1
Cost of sales	192.9	204.0	595.9	544.0

Gross profit	98.8	96.8	309.0	290.1

Operating expenses:
Selling, general and administrative expenses	68.8	66.8	218.1	200.3
Other operating expenses	1.2	0.4	3.5	0.9

	70.0	67.2	221.6	201.2

Operating income	28.8	29.6	87.4	88.9
Interest expense	(10.9)	(10.2)	(32.5)	(30.1)
Interest income	—	0.3	0.2	1.1
Other income (expenses)	(0.5)	2.9	(1.0)	2.9

Income before income taxes	17.4	22.6	54.1	62.8
Income tax expense	(6.1)	(8.4)	(18.8)	(21.2)

Net income	$11.3	$14.2	$35.3	$41.6

Basic earnings per share	$0.54	$0.70	$1.71	$2.03

Diluted earnings per share	$0.53	$0.66	$1.64	$1.92

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Quarters and Nine Months Ended September 30, 2012 and 2011

(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$11.3	$14.2	$35.3	$41.6

Other comprehensive income (loss):
Foreign currency translation adjustments	8.0	(15.6)	0.9	(1.0)
Amortization of pension and post-retirement benefits included in net income	2.4	1.3	7.1	3.8
Change in fair value of cash flow hedges	(0.4)	(1.2)	0.1	(0.1)
Realized loss from settled cash flow hedges included in net income	—	0.1	—	1.1

Other comprehensive income (loss), before tax	10.0	(15.4)	8.1	3.8
Income tax expense related to items of other comprehensive income (loss)	(0.8)	—	(2.7)	(1.8)

Other comprehensive income (loss), net of tax	9.2	(15.4)	5.4	2.0

Comprehensive income (loss)	$20.5	$(1.2)	$40.7	$43.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011

(in millions)

	2012	2011
OPERATING ACTIVITIES
Net income	$35.3	$41.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.0	18.1
Amortization	19.6	16.3
Accretion of debt discount	5.1	4.7
Deferred income taxes	3.5	(11.5)
Stock-based compensation	4.6	3.8
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(12.5)	(33.2)
Inventories	(14.2)	(21.0)
Accounts payable	(7.6)	(2.1)
Other current assets and liabilities	3.2	20.4
Other non-current assets and liabilities	(5.7)	(4.5)

Net cash provided by operating activities	52.3	32.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.4)	(17.0)
Acquisitions, net of cash acquired	(85.3)	(228.2)
Other	0.1	1.6

Net cash used in investing activities	(105.6)	(243.6)

FINANCING ACTIVITIES
Repayments of short-term borrowings	(0.5)	(12.5)
Proceeds from debt	226.4	48.5
Repayments of debt	(162.2)	(20.9)
Other	0.2	(0.9)

Net cash provided by financing activities	63.9	14.2

Effect of exchange rate changes on cash and cash equivalents	0.8	0.5

Net increase (decrease) in cash and cash equivalents	11.4	(196.3)
Cash and cash equivalents at beginning of period	30.7	219.2

Cash and cash equivalents at end of period	$42.1	$22.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20.6	$18.8
Income taxes, net	$15.3	$32.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$42.1	$30.7
Accounts receivable	214.4	195.3
Inventories	131.8	112.6
Prepaid expenses and other current assets	46.7	44.1

Total current assets	435.0	382.7
Property, plant and equipment	176.7	164.2
Goodwill	220.1	201.2
Other intangible assets	228.6	195.7
Investment in GST	236.9	236.9
Other assets	74.4	71.4

Total assets	$1,371.7	$1,252.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10.0	$9.9
Notes payable to GST	10.7	10.2
Current maturities of long-term debt	1.0	1.6
Accounts payable	80.6	83.9
Accrued expenses	121.3	119.5

Total current liabilities	223.6	225.1
Long-term debt	218.3	148.6
Notes payable to GST	237.4	227.2
Pension liability	104.1	108.7
Other liabilities	48.6	48.4

Total liabilities	832.0	758.0

Commitments and contingencies

Shareholders’ equity
Common stock - $.01 par value; 100,000,000 shares authorized; issued, 20,904,857 shares in 2012 and 20,779,237 shares in 2011	0.2	0.2
Additional paid-in capital	423.0	418.1
Retained earnings	140.2	104.9
Accumulated other comprehensive loss	(22.3)	(27.7)
Common stock held in treasury, at cost – 204,847 shares in 2012 and 206,306 shares in 2011	(1.4)	(1.4)

Total shareholders’ equity	539.7	494.1

Total liabilities and shareholders’ equity	$1,371.7	$1,252.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview, Basis of Presentation and Recently Adopted Accounting Pronouncements

Overview

EnPro Industries, Inc. (“EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that primarily include: sealing products; self-lubricating, non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and, heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for engines.

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

Recently Adopted Accounting Pronouncements

In July 2012, existing accounting guidance regarding impairment testing for indefinite-lived intangible assets was amended. The change gives companies the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the required quantitative fair value calculation. The change is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted. There will be no effect on the Company’s consolidated financial results as the amendment relates only to the method of impairment testing.

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

In May 2011, existing accounting guidance regarding fair value measurement and disclosure was amended. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. These changes became effective for interim and annual periods beginning after December 15, 2011. There was no significant impact on the Company’s consolidated financial results and balance sheet.

2. Acquisitions

In April 2012, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”), a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides related services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment.

The acquisition was paid for with approximately $85 million of cash, which was funded by additional borrowings from the Company’s revolving credit facility. The following table presents the preliminary purchase price allocation of Motorwheel as well as minor adjustments to previously completed acquisitions:

(in millions)
Accounts receivable	$7.0
Inventories	5.0
Property, plant and equipment	14.2
Goodwill	17.1
Other intangible assets	49.7
Other assets	0.1
Liabilities assumed	(7.8)

$85.3

The purchase price allocation of Motorwheel is subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreement. Because the assets, liabilities and results of operations for this acquisition are not significant to the Company’s consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

In January 2011, the Company acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. In February 2011, the Company acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates, a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. In February 2011, the Company acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. In July 2011, the Company acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. In August 2011, the Company acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications.

The following pro forma condensed consolidated financial results of operations for the Company for the quarter and nine months ended September 30, 2011, are presented as if the 2011 acquisitions had been completed prior to 2011:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in millions)

Pro forma net sales	$307.2	$890.3
Pro forma net income	14.9	47.1

The 2011 supplemental pro forma net income was adjusted to exclude $1.9 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have occurred had the combinations closed prior to 2011, or of future results of the consolidated entities.

3. Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$11.3	$14.2	$35.3	$41.6

Denominator:
Weighted-average shares – basic	20.7	20.5	20.6	20.5
Share-based awards	0.3	0.3	0.4	0.3
Convertible debentures	0.3	0.8	0.5	0.9

Weighted-average shares – diluted	21.3	21.6	21.5	21.7

Earnings per share:
Basic	$0.54	$0.70	$1.71	$2.03

Diluted	$0.53	$0.66	$1.64	$1.92

As discussed in Note 8, the Company previously issued Convertible Senior Debentures (the “Debentures”). Under the terms of the Debentures, upon conversion, the Company would settle the par amount of its obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, the Company includes the conversion option effect in diluted earnings per share during such periods when the Company’s average stock price exceeds the stated conversion price.

4.	Inventories

	September 30, 2012	December 31, 2011
	(in millions)

Finished products	$89.7	$64.5
Deferred costs relating to long-term contracts	13.3	28.6
Work in process	17.3	18.9
Raw materials and supplies	38.2	42.3

	158.5	154.3
Reserve to reduce certain inventories to LIFO basis	(12.4)	(12.0)
Progress payments	(14.3)	(29.7)

Total	$131.8	$112.6

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

5.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2012, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2011	$164.1	$166.5	$7.1	$337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2011	136.3	57.8	7.1	201.2

Foreign currency translation	0.1	1.7	—	1.8
Acquisitions	16.1	1.0	—	17.1

Gross goodwill as of September 30, 2012	180.3	169.2	7.1	356.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of September 30, 2012	$152.5	$60.5	$7.1	$220.1

Identifiable intangible assets are as follows:

	As of September 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$188.8	$65.2	$166.9	$54.4
Existing technology	54.3	12.7	34.7	10.6
Trademarks	33.2	14.1	33.1	12.2
Other	23.9	15.9	24.3	12.2

	300.2	107.9	259.0	89.4

Indefinite-Lived:
Trademarks	36.3	—	26.1	—

Total	$336.5	$107.9	$285.1	$89.4

Amortization expense for the quarters ended September 30, 2012 and 2011, was $6.4 million and $5.2 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011, was $17.9 million and $14.1 million, respectively.

6.	Accrued Expenses

	September 30, 2012	December 31, 2011
	(in millions)

Salaries, wages and employee benefits	$47.0	$52.9
Interest	23.7	27.6
Other	50.6	39.0

	$121.3	$119.5

7.	Related Party Transactions

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

As of September 30, 2012 and December 31, 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $10.0 million and $9.9 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In 2012 and 2011, PIK interest of $10.7 million and $10.2 million, respectively was added to the principal balance of the Intercompany Notes. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain restrictions described more fully in the Company’s most recent Form 10-K.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Intercompany Notes are subordinated to any obligations under the Company’s senior secured revolving credit facility described in Note 8.

Interest expense related to the Intercompany Notes of $7.0 million and $6.7 million was reflected in interest expense for the quarters ended September 30, 2012 and 2011, respectively. Interest expense related to the Intercompany Notes of $20.8 million and $20.0 million was reflected in interest expense for the nine months ended September 30, 2012 and 2011, respectively. Accrued interest of $20.5 million and $26.1 million was included in accrued expenses at September 30, 2012 and December 31, 2011, respectively.

The Company regularly transacts business with GST. Sales to GST totaling $5.5 million and $5.5 million were reflected in net sales, and purchases from GST totaling $6.2 million and $4.4 million were reflected in cost of sales for the quarters ended September 30, 2012 and 2011, respectively. Sales to GST totaling $17.6 million and $18.7 million were reflected in net sales, and purchases from GST totaling $16.1 million and $15.6 million were reflected in cost of sales for the nine months ended September 30, 2012 and 2011, respectively. The Company also provides services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. Amounts due from GST totaling $16.3 million and $18.5 million resulting from the purchase of goods and services from the Company were included in accounts receivable at September 30, 2012 and December 31, 2011, respectively. Amounts due to GST totaling $6.9 million and $4.9 million resulting from the Company’s purchase of goods from GST were included in accounts payable as of September 30, 2012 and December 31, 2011, respectively. Amounts due from GST totaling $2.3 million for income taxes paid on their behalf were included in other current assets at December 31, 2011. Amounts due from GST totaling $31.0 million and $21.8 million for income taxes paid on their behalf were included in other noncurrent assets at September 30, 2012 and December 31, 2011, respectively.

Additionally, the Company and GST had outstanding foreign exchange forward contracts involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $21.8 million as of September 30, 2012. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

8.	Long-Term Debt

Debentures

The Company has $172.5 million outstanding in aggregate principal amount of Debentures, originally recorded in October 2005 net of a discount of $61.3 million. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Debentures are the Company’s direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain any financial covenants.

Holders may convert the Debentures into cash and shares of the Company’s common stock, under certain circumstances described more fully in the Company’s most recent Form 10-K. None of the conditions that permit conversion were satisfied as of September 30, 2012.

The debt discount, $25.3 million and $30.4 million as of September 30, 2012 and December 31, 2011, respectively, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Debentures for the quarters ended September 30, 2012 and 2011 includes $1.7 million of contractual interest coupon in both periods and $1.7 million and $1.6 million, respectively, of debt discount amortization. Interest expense related to the Debentures for the nine months ended September 30, 2012 and 2011 includes $5.1 million of contractual interest coupon in both periods and $5.1 million and $4.7 million, respectively, of debt discount amortization.

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

The borrowing availability at September 30, 2012, under the Company’s senior secured revolving credit facility was $63.3 million after giving consideration to $3.8 million of letters of credit outstanding and $70.0 million of revolver borrowings.

9.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2012 and 2011, are as follows:

	Quarters Ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)

Service cost	$1.1	$1.1	$0.2	$0.2
Interest cost	2.6	2.4	0.1	0.1
Expected return on plan assets	(2.3)	(1.7)	—	—
Amortization of prior service cost	0.1	—	—	—
Net loss component	2.3	1.0	—	—
Deconsolidation of GST	(0.5)	(0.4)	—	—

	$3.3	$2.4	$0.3	$0.3

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)

Service cost	$3.4	$3.3	$0.6	$0.6
Interest cost	7.7	7.2	0.3	0.3
Expected return on plan assets	(6.8)	(5.1)	—	—
Amortization of prior service cost	0.3	—	—	—
Net loss component	6.8	3.0	—	—
Deconsolidation of GST	(1.6)	(1.2)	—	—

	$9.8	$7.2	$0.9	$0.9

In the nine months ended September 30, 2012, the Company has contributed $8.9 million to its U.S. defined benefit pension plans and anticipates an additional contribution of $2.4 million in the fourth quarter.

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

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on its foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments. The Company entered into contracts to hedge forecasted transactions denominated in foreign currencies occurring at various dates through September 2013. The notional amount of foreign exchange contracts hedging foreign currency transactions was $109.4 million and $125.5 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, foreign exchange contracts with notional amounts totaling $45.9 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive loss and the ineffective portion was reported in income. Amounts in accumulated other comprehensive loss are reclassified into income, primarily cost of sales, in the period the hedged transactions affect earnings. The remaining notional amounts of $63.5 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in accrued expenses in the Consolidated Balance Sheets.

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

Segment operating results and other financial data for the quarters and nine months ended September 30, 2012 and 2011, were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Sales
Sealing Products	$152.4	$144.3	$467.0	$395.6
Engineered Products	87.1	98.2	282.8	294.6
Engine Products and Services	53.1	58.8	157.2	145.5

	292.6	301.3	907.0	835.7
Intersegment sales	(0.9)	(0.5)	(2.1)	(1.6)

Total sales	$291.7	$300.8	$904.9	$834.1

Segment Profit
Sealing Products	$23.6	$22.5	$68.9	$66.3
Engineered Products	3.5	6.4	19.3	26.1
Engine Products and Services	10.4	6.5	30.0	23.3

Total segment profit	37.5	35.4	118.2	115.7
Corporate expenses	(6.9)	(4.3)	(25.1)	(22.2)
Interest expense, net	(10.9)	(9.9)	(32.3)	(29.0)
Other income (expense), net	(2.3)	1.4	(6.7)	(1.7)

Income before income taxes	$17.4	$22.6	$54.1	$62.8

Segment assets were as follows:

	September 30, 2012	December 31, 2011
Sealing Products	$548.6	$474.8
Engineered Products	330.8	324.3
Engine Products and Services	129.0	99.1
Corporate	363.3	353.9

	$1,371.7	$1,252.1

12.	Fair Value Measurements

The Company utilizes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$10.0	$10.0	$—	$—

	10.0	10.0	—	—

Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.8	—	0.8	—
Deferred compensation assets	4.2	4.2	—	—

	$17.6	$14.2	$3.4	$—

Liabilities
Deferred compensation liabilities	$6.0	$6.0	$—	$—
Foreign currency derivatives	0.6	—	0.6	—

	$6.6	$6.0	$0.6	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	3.3	3.3	—	—

	$20.0	$16.3	$3.7	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	2.1	—	2.1	—

	$7.3	$5.2	$2.1	$—

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

The carrying values of the Company’s significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values at September 30, 2012 and December 31, 2011, except for the following instruments:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$219.3	$286.0	$150.2	$217.4

Notes payable to GST	$248.1	$266.4	$237.4	$239.8

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

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which typically would establish a trust to which all asbestos claims would be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement, an order of the Bankruptcy Court confirming such a plan.

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

The ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of the Company’s investment.

In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. The proposed plan calls for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The proposed plan provides that each present asbestos personal injury claim, i.e., any pending claim or one that arises between the Petition Date and plan confirmation, will be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. Based on a preliminary estimate provided by Bates White, the estimation expert retained by counsel to GST, prior to the time that GST filed its proposed plan, GST estimates that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost the reorganized GST approximately $70 million. Under the proposed plan, all non-asbestos claimants would be paid the full value of their claims.

GST’s proposed plan is opposed by the Official Committee of Asbestos Personal Injury Claimants (the “Claimants’ Committee”) and Future Claimants’ Representative (the “FCR”) and is unlikely to be approved in its current form. The Claimants’ Committee and FCR have announced their intention to file a competing proposed plan of reorganization.

On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a potential proposed plan of reorganization. The estimation trial is scheduled to occur in the third quarter of 2013.

From the Petition Date through September 30, 2012, GST has recorded reorganization costs, including fees and expenses, in the Chapter 11 case totaling $46.8 million. The total includes $23.8 million for fees and expenses of GST’s counsel and experts; $18.4 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $4.6 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $22.7 million of those case-related fees and expenses in the first nine months of 2012 and $7.3 million in the third quarter of 2012, compared to $10.9 million and $3.3 million, respectively, in the first nine months and third quarter of 2011.

Financial Results

Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST

(Debtor-in-Possession)

Condensed Combined Statements of Comprehensive Income (Unaudited)

(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$58.8	$57.0	$183.2	$175.9
Cost of sales	35.3	35.4	109.3	107.3

Gross profit	23.5	21.6	73.9	68.6

Operating expenses:
Selling, general and administrative expenses	11.2	11.3	35.1	34.1
Asbestos-related	0.6	0.6	(1.8)	2.0
Other operating expense	0.1	1.0	1.4	1.0

	11.9	12.9	34.7	37.1

Operating income	11.6	8.7	39.2	31.5

Interest income, net	7.1	6.7	20.9	20.1

	2012	2011	2012	2011
Income before reorganization expenses and income taxes	18.7	15.4	60.1	51.6
Reorganization expenses	(7.3)	(3.3)	(22.7)	(10.9)

Income before income taxes	11.4	12.1	37.4	40.7
Income tax expense	(3.3)	(5.3)	(12.5)	(15.7)

Net income	$8.1	$6.8	$24.9	$25.0

Comprehensive income	$10.4	$4.2	$27.5	$23.8

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2012 and 2011

(in millions)

	2012	2011
Net cash provided by operating activities	$20.7	$31.3

Investing activities:
Purchases of property, plant and equipment	(5.9)	(2.4)
Net receipts from loans to affiliates	0.5	12.5
Acquisitions, net of cash acquired	—	(7.5)
Other	1.4	—

Net cash provided by (used in) investing activities	(4.0)	2.6

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.9)

Net increase in cash and cash equivalents	17.5	33.0
Cash and cash equivalents at beginning of period	126.3	87.1

Cash and cash equivalents at end of period	$143.8	$120.1

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions)

	September 30,	December 31,
	2012	2011
Assets:
Current assets	$264.0	$237.0
Asbestos insurance receivable	123.6	142.3
Deferred income taxes	126.1	131.0
Notes receivable from affiliate	237.4	227.2
Other assets	74.7	74.1

Total assets	$825.8	$811.6

Liabilities and Shareholder’s Equity:
Current liabilities	$73.3	$65.9
Other liabilities	7.5	27.6
Liabilities subject to compromise (A)	468.4	469.2

Total liabilities	549.2	562.7
Shareholder’s equity	276.6	248.9

Total liabilities and shareholder’s equity	$825.8	$811.6

(A)	Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of September 30, 2012. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as the Company’s estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 14, “Commitments and Contingencies – Asbestos.”

14.	Commitments and Contingencies

General

A description of environmental, asbestos and other legal matters against certain of the Company’s subsidiaries is included in this section in more detail. In addition to the matters noted herein, the Company is from time to time subject to, and is presently involved in, other litigation and legal proceedings arising in the ordinary course of business. While the outcome of litigation is by its nature uncertain, the Company believes that the outcome of such other litigation and legal proceedings will not have a material adverse effect on its financial condition, results of operations and cash flows. Expenses for legal and administrative proceedings are recorded when incurred.

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

Although the Company believes past operations were in substantial compliance with the then applicable regulations, the Company or one or more of its subsidiaries is involved at 17 sites where the cost per site for the Company or its subsidiary is expected to exceed $100 thousand. Investigations have been completed for 14 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination. The laws governing investigation and remediation of these sites can impose joint and several liability for the associated costs. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties that generated the wastes that contributed to the contamination.

The Company’s policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2012 and December 31, 2011, EnPro had accrued liabilities of $11.9 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of its recorded liabilities.

The Company believes that its accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.

See the section entitled “Crucible Materials Corporation” in this footnote for additional information.

Colt Firearms and Central Moloney

The Company has contingent liabilities related to divested businesses for which certain of its subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to 1994 by Central Moloney, another former Coltec operation. The Company believes that the reasonably possible range of loss on these contingent liabilities is not material to its financial condition or results of operations, either individually or in the aggregate. The Company also has ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to the Company’s periods of ownership of these operations.

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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in the Company’s Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. The Company owns a guaranteed investment contract with a current value of $2.6 million, which is being held in a special account in case of a shortfall in the Benefits Trust.

The Company also has certain ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to the Company’s period of ownership of Crucible. Based on the Company’s prior ownership of Crucible, the Company may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental,” above. The Company is investigating these matters. Except with respect to those matters for which the Company has an accrued liability as discussed in “Environmental” above, the Company is unable to estimate a reasonably possible range of loss related to these contingent liabilities.

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

Changes in the carrying amount of the product warranty liability for the nine-months ended September 30, 2012 and 2011 are as follows:

	2012	2011
	(in millions)
Balance at beginning of year	$3.5	$3.5
Charges to expense	1.5	3.5
Settlements made (primarily payments)	(1.8)	(2.9)

Balance at end of period	$3.2	$4.1

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 600) have not responded to the questionnaire at all, many others (more than 1,700) have acknowledged that they do not have mesothelioma, that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, GST LLC and Garrison believe that less than 3,500 claimants now assert that they had mesothelioma claims against GST LLC as of the Petition Date and that many of them cannot establish exposure to GST products or otherwise have claims that are deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. The Company believes that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At September 30, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At September 30, 2012, the Company had $147.3 million of insurance coverage the Company believes is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $47.4 million since the Petition Date. Of the $147.3 million of available insurance coverage remaining, the Company considers $144.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The Company considers $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $147.3 million, $111.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $109.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, the Company believes that substantially all of the $147.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $147.3 million is in addition to the $14.6 million collected in the first nine months of 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, the Company anticipates that $36.9 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2012 - $5.7 million (in the fourth quarter of the year)

2013 - $22.7 million

2014 - $20 million

2015 - $20 million

2016 - $18 million

2017 - $13 million

2018 - $11 million

In addition, GST LLC has received $6.7 million of insurance recoveries from insolvent carriers since 2007 (including $3.9 million in the first nine months of 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $147.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. The Company’s recorded asbestos liability as of the Petition Date was $472.1 million. The Company based that recorded liability on an estimate of probable and estimable asbestos personal injury claims under generally accepted accounting principles, made by the Company, with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate used the most likely point in a broad range of potential amounts that GST LLC might have to pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the Petition Date in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.

Neither the Company nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at September 30, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, the Company does not believe that it can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while the Company believes it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST has proposed to resolve all pending and future claims. GST has estimated that the amounts to be paid into the trust created by the plan for payments to future claimants, plus the indemnity costs incurred under the plan to pay present claimants, would be approximately $270 million. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST.

The proposed plan of reorganization includes provisions that would resolve any and all alleged derivative claims against the Company based on GST asbestos products. The provisions specify that the Company would fund $30 million of the amount proposed to be paid into the trust to pay future claimants and would guarantee the obligations of GST under the plan. Those provisions are incorporated into the terms of the proposed plan only in the context of the specifics of that plan, which would result in the equity interests of GST being retained by GST’s equity holder, the reconsolidation of GST into the Company with substantial equity above the amount of equity currently included in the Company’s consolidated financial statements, and an injunction protecting the Company from future GST claims.

The Company cannot predict when a plan of reorganization for GST might be approved and effective; however, an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for July 2013. The Company believes that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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

•

the amount of any payments required to satisfy contingent liabilities related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters.

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

The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 14 to our Consolidated Financial Statements.

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to jointly as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group and, prior to the Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five primary manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.

GST LLC now operates in the ordinary course under court protection and supervision. All pending litigation against GST is stayed during the process. We address our actions to permanently resolve GST LLC’s asbestos litigation, and provide an update on its claims resolution process, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Contingencies – Subsidiary Bankruptcy” sections.

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2012, is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 13 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

In April 2012, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides related services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee, and Berea, Kentucky. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment.

We paid for the Motorwheel acquisition with approximately $85 million of cash, which was funded by additional borrowings from our revolving credit facility. We preliminarily allocated the purchase price of the business to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill. The purchase price allocation of Motorwheel is subject to the completion of the valuation of certain assets and liabilities as well as purchase price adjustments pursuant to the acquisition agreement.

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

In July 2011, we acquired Tara Technologies Corporation (“Tara”), a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business, part of our Sealing Products segment, has facilities in Daytona Beach, Florida, San Carlos, California, and Singapore.

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

Outlook.

We expect the weakness that characterizes most of our markets to continue to affect our results in the fourth quarter of 2012. Levels of demand are likely to remain low in the quarter, especially in Europe where conditions are weaker than they were a year ago. Our North American markets are somewhat healthier, but current indications are that any increase in activity compared to last year’s fourth quarter is likely to be very modest at best. We continue to expect completed acquisitions will increase sales for the full year of 2012 by about 8% over 2011. However, because of declining volumes, we may not report meaningful organic sales growth in 2012. Although the effect of weaker markets will be mitigated somewhat by the benefits of lower material costs, pricing discipline and other initiatives included in our enterprise excellence programs, we believe that lower volumes and increased restructuring costs are likely to reduce the total 2012 segment profit margin in comparison to the margin reported in 2011.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2012 will be between 33% and 36%. The anticipated effective tax rate is higher than prior rates primarily due to the expiration of certain temporary tax incentives that have not been renewed for 2012. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. These expired provisions result in approximately a three percentage point increase in the projected effective income tax rate. If these tax incentives are renewed during the fourth quarter, it could have a significant positive effect on tax expense in that period.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $11.3 million to our U.S. defined benefit pension plans in 2012, of which $8.9 million was contributed during the first nine months of 2012. Additional significant contributions are likely to be required in 2013 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2012 will be $13.2 million, which would be $3.6 million more than in 2011. The expected increase in pension expense is primarily due to a decrease in the discount rate used in the actuarial computations.

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

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Sales
Sealing Products	$152.4	$144.3	$467.0	$395.6
Engineered Products	87.1	98.2	282.8	294.6
Engine Products and Services	53.1	58.8	157.2	145.5

	292.6	301.3	907.0	835.7
Intersegment sales	(0.9)	(0.5)	(2.1)	(1.6)

Total sales	$291.7	$300.8	$904.9	$834.1

Segment Profit
Sealing Products	$23.6	$22.5	$68.9	$66.3
Engineered Products	3.5	6.4	19.3	26.1
Engine Products and Services	10.4	6.5	30.0	23.3

Total segment profit	37.5	35.4	118.2	115.7

Corporate expenses	(6.9)	(4.3)	(25.1)	(22.2)
Interest expense	(10.9)	(9.9)	(32.3)	(29.0)
Other income (expenses), net	(2.3)	1.4	(6.7)	(1.7)

Income from continuing operations before income taxes	$17.4	$22.6	$54.1	$62.8

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

Third Quarter of 2012 Compared to the Third Quarter of 2011

Sales of $291.7 million in the third quarter of 2012 decreased 3% from $300.8 million in the third quarter of 2011. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 3rd Quarter 2012 vs. 3rd Quarter 2011
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	5%	(3%)	(5%)	0%	(3%)

Sealing Products	11%	(3%)	n/a	(2%)	6%
Engineered Products	1%	(6%)	n/a	(6%)	(11%)
Engine Products & Services	0%	0%	(24%)	14%	(10%)

Following are the key points regarding changes in sales for the third quarter of 2012 compared to the same period in 2011:

•

Refer to the “Overview” subsection of the “Overview and Outlook” section in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations for additional information related to acquisitions including: (1) Motorwheel – acquired in April 2012 and included in the Sealing Products segment; (2) Tara – acquired in July 2011 and included in the Sealing Products segment; and (3) PI Bearing Technologies – acquired in August 2011 and included in the Engineered Products segment.

•	Lower engine revenues in the Engine Products & Services segment, which is discussed further in the discussion of segment results following, was another reason for the decrease in total revenues.

•

The reported U.S. dollar value of sales was 3% lower than last year due to the unfavorable effect of foreign currency exchange rate fluctuations. This was primarily the result of a weakening euro, as compared to the US dollar. Garlock and Technetics in the Sealing Products segment and GGB and CPI in the Engineered Products segment have significant operations in Europe.

Segment profit, management’s primary measure of how our operations perform, increased 6% to $37.5 million in the third quarter of 2012 from $35.4 million in the third quarter of 2011. Earnings from acquisitions completed since the third quarter of 2011 contributed $1.7 million to the improvement partially offset by unfavorable foreign exchange fluctuations of $0.7 million. There were non-recurring unfavorable events in the prior year amounting to $2.1 million, net, in the Engine Products & Services segment that included a warranty expense incurred on an engine component in a series of U.S. Navy ships and an estimated loss on an engine contract, offset by customer reimbursements for a canceled major project, and the favorable resolution of a legal matter. We also experienced lower sales volumes in Europe and Canada due to weak automotive, industrial, refining, and natural gas markets, as can be seen in the results of the Engineered Products segment. Operating margins improved to 12.9% in the third quarter of 2012, as compared to 11.8% in the third quarter of 2011.

Corporate expenses for the third quarter of 2012 were $2.6 million higher than reported in the third quarter of 2011, primarily due to higher healthcare benefit expenses and variable compensation expenses for directors as our stock price increased, which were partially offset by lower management incentive compensation expense.

Net interest expense in the third quarter of 2012 was $10.9 million compared to $9.9 million during the same quarter in 2011. The increase was primarily due to increased borrowings on the senior secured revolving credit facility and an increase in the principal balance of the notes payable to GST LLC.

Other income (expenses), net in the third quarter of 2011 included a $2.9 million gain recorded upon the contribution of a guaranteed investment contract (“GIC”) to our U.S. defined benefit pension plan in the third quarter of 2011.

We recorded income tax expense of $6.1 million on pre-tax income of $17.4 million in the third quarter of 2012, resulting in an effective tax rate for the quarter of 35.4%. During the third quarter of 2011, our effective tax rate was 36.8% when we recorded an income tax expense of $8.4 million on pre-tax income of $22.6 million. During the third quarter of 2012, we recorded three adjustments with a net unfavorable impact to income tax expense of $0.7 million. The IRS completed the field examination for our 2008, 2009, and 2010 U.S. federal income tax returns during the third quarter of 2012, which resulted in incremental taxes payable of $1.5 million and tax expense of $1.4 million. As a result of the IRS’s conclusion of its field examination, we reduced our liability for uncertain tax positions by $2.4 million to reflect amounts determined to be effectively settled, which lowered income tax expense by $1.9 million. Finally, we recorded $1.2 million of additional income tax expense related to the 2011 tax return filed in the third quarter of 2012. Although the IRS fieldwork was completed with respect to the 2008, 2009, and 2010 tax returns, we disagreed with and protested certain adjustments included in the audit results. While these audit years remain open, the only items under appeal that are not considered to be effectively settled relate to our deconsolidated GST operations. No further recognition of income tax expense or benefit to the consolidated results is expected.

Net income was $11.3 million, or $0.53 per share, in the third quarter of 2012 compared to net income of $14.2 million, or $0.66 per share in the same quarter of 2011. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $152.4 million in the third quarter of 2012 were 6% higher than the $144.3 million reported in the same quarter of 2011. The increase in sales includes 11 percentage points from sales contributed by the Tara and Motorwheel acquisitions, offset by a three percentage point decline in sales due to unfavorable foreign currency exchange rates quarter-over-quarter. Excluding the effects of acquisitions and foreign exchange, Sealing Products experienced a two percentage point decline in sales, due to weakness primarily in European markets and in the North American heavy-duty truck business. European markets are experiencing a contraction in industrial production. In North America, we have seen declines in OEM trailer production coupled with heavy-duty truck dealers decreasing their inventory levels.

Segment profit increased to $23.6 million in the third quarter of 2012 from $22.5 million in the third quarter of 2011. Acquisitions contributed $1.7 million toward the increase in segment profit, partially offset by unfavorable foreign currency exchange rate movement of $0.6 million. Operating margins for the segment remained relatively flat at 15.5% in the third quarter of 2012, as compared to 15.6% in the third quarter of 2011.

Engineered Products. Sales of $87.1 million in the third quarter of 2012 were 11% lower than the $98.2 million reported in the third quarter of 2011. The acquisition of PI Bearings in August 2011 added one percentage point to revenue, while the effect of foreign currency exchange rates was unfavorable by six percentage points. A decline of nine percentage points in sales volumes was primarily driven by lower demand in the European automotive and industrial markets, reduced preventive maintenance activities in the European refining industry, and lower sales volumes in Canada, due in part to low natural gas prices and high natural gas storage levels. The decline in volume was partially offset by price increases of three percentage points.

Segment profit decreased to $3.5 million in the third quarter of 2012 from $6.4 million in the same quarter last year. Segment profits declined $4.4 million due to lower sales volumes and $2.7 million due to cost increases. These were partially offset by price increases of $2.2 million and reductions in SG&A of $3.2 million. Restructuring charges of $0.9 million and unfavorable foreign currency exchange rate changes of $0.5 million also reduced segment profit. The restructuring charges were primarily related to winding down GGB’s fluid film bearing product line and severance costs at GGB’s operations in France. Operating margins for the segment declined to 4.0% in the third quarter of 2012 from 6.5% in the third quarter of 2011.

Engine Products and Services. Sales decreased to $53.1 million in the third quarter of 2012 from $58.8 million in the third quarter of 2011 due to lower engine revenue. Although six engines were shipped in each quarter, revenue for four of the engines shipped in the third quarter of 2012 was recognized over the past 12 months under percentage of completion accounting, which began in the third quarter of 2011 for new engine programs. Revenues for two engines shipped in the third quarter of 2012 and all engines shipped in the third quarter of 2011 were accounted for under the completed contract method. In addition, the engines shipped in the third quarter of 2011 were in higher priced engine programs than those engines that were shipped in the third quarter of 2012. The decrease in engine revenue was partially offset by an increase in aftermarket parts and services, as we were able to capture more U.S. Navy business than in the prior year quarter.

Segment profit increased to $10.4 million in the third quarter of 2012 from $6.5 million in the third quarter of 2011. The largest additions to the increase in segment profit were $4.6 million from increased sales of higher margin aftermarket parts and services, partially offset by $2.5 million due to lower engine revenue. In addition, the segment recorded a $1.4 million estimated warranty expense in the third quarter of 2011 to repair a specific engine component in a series of U.S. Navy ships. The segment also recorded a $3.0 million estimated loss on an engine contract in the third quarter of 2011. These large costs during the third quarter of 2011 were partly offset by benefits booked in the same period of 2011 related to reimbursements on the canceled South Texas Project (nuclear business) of $1.8 million and the favorable resolution of a legal matter amounting to $0.5 million. Operating margins increased to 19.6% in the third quarter of 2012 from 11.1% in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Sales increased 8% to $904.9 million in the first nine months of 2012 from $834.1 million in the first nine months of 2011. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change First Nine Months of 2012 vs. First Nine Months of 2011
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue*	Other	Total
Company Totals	10%	(3%)	1%	0%	8%

Sealing Products	18%	(3%)	n/a	3%	18%
Engineered Products	3%	(5%)	n/a	(2%)	(4%)
Engine Products & Services	0%	0%	3%	5%	8%

*	Engine Products & Services began using the percentage-of-completion revenue recognition method for new engine programs in the third quarter of 2011.

Segment profit increased 2% to $118.2 million in the first nine months of 2012 from $115.7 million in the first nine months of 2011.

The factors contributing to sales and segment profit results for the first nine-months of 2012 compared to the same period in 2011 were essentially the same as those affecting the comparison of the results between the third quarters of 2012 and 2011, with the exception of an increase in segment sales in the Engine Products & Services segment of eight percentage points due to a combination of increased aftermarket sales and engine revenues. Following are our segment margins for the nine months ended September 30, 2012 and 2011.

	2012	2011
Company Totals	13.1%	13.9%
Sealing Products	14.8%	16.8%
Engineered Products	6.8%	8.9%
Engine Products and Services	19.1%	16.0%

Corporate expenses for the first nine months of 2012 were $2.9 million higher than reported in the first nine months of 2011, primarily due to higher healthcare benefit expenses and variable compensation expenses for directors as our stock price increased, partially offset by lower management incentive compensation expense.

Net interest expense during the first nine months of 2012 was $32.3 million compared to $29.0 million in 2011. The increase was primarily due to increased borrowings on the senior secured revolving credit facility and an increase in the principal balance of the notes payable to GST LLC.

Other income (expense), net was unfavorable compared to the first nine months of 2011 primarily due to a $2.9 million gain recorded on the GIC last year and a current year increase in environmental-related expenses of $1.0 million as compared to the prior year.

Income tax expense during the first nine months of 2012 was $18.8 million compared to $21.2 million in the comparable period of 2011. The tax expense reflects a decrease in pre-tax income from 2011 to 2012, offset by an increase in the effective tax rate to 34.8% in 2012 from 31.9% in 2011. In the U.S., we historically have benefited from federal income tax incentives such as the deduction for domestic production activities and credits for research and development. However, as of December 31, 2011, certain tax incentives expired and have not been renewed for 2012. These include the research and experimentation credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. Legislation to extend these incentives for 2012 has not been enacted, which is contributing to the higher effective income tax rate during 2012. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.

Net income was $35.3 million, or $1.64 per share, for the first nine months of 2012 compared to $41.6 million, or $1.92 per share, in the same period last year.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand, revolver borrowings and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”

As of September 30, 2012, we held no cash and cash equivalents in the United States and $42 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Cash Flows

Operating activities generated cash in the amount of $52.3 million in the first nine months of 2012 compared to $32.6 million in the same period last year. The increase in cash generated was primarily due to lower cash taxes paid of $17.3 million and a smaller increase in working capital of $4.8 million, reflecting slower growth in working capital needs in 2012. This was partially offset by higher interest payments of $1.8 million. The lower cash taxes paid included $3.4 million of tax refunds in the first nine months of 2012 from overpayments in 2010 and $6.8 million in tax overpayments in 2011 applied to 2012. Working capital increases in the current year were primarily due to the timing of large engine projects and strategic increases in after-market parts inventory to improve customer response time in the Engine Products and Services segment.

Investing activities used $105.6 million in cash in the first nine months of 2012, to fund an $85.3 million acquisition, net of cash acquired, and $20.4 million of capital expenditures. Investing activities used $243.6 million of cash during the first nine months of 2011 primarily to fund $228.2 million of acquisitions, net of cash acquired, and $17.0 million of capital expenditures.

Financing activities provided $63.9 million in cash in the first nine months of 2012, and included net borrowings on the senior secured revolving credit facility of $64.2 million. Financing activities in the first nine months of 2011 provided cash of $14.2 million, including net borrowings on the senior secured revolving credit facility of $27.6 million and net repayments of $12.5 million of primarily related-party debt.

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

The borrowing availability at September 30, 2012, under our senior secured revolving credit facility was $63.3 million after giving consideration to $3.8 million of letters of credit outstanding and $70.0 million of revolver borrowings.

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

Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of September 30, 2012.

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

Garrison’s principal business historically has been to manage the defense of all asbestos-related litigation affecting the Company’s subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to manage, bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims.

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

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2012, this amount was $31.0 million. This receivable is expected to be collected at a future date.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, operating activities and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 13 to our Consolidated Financial Statements and the sections entitled “Contingencies - Subsidiary Bankruptcy,” and “- Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2011, for a complete list of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncement

See Note 1 to our Consolidated Financial Statements in this Form 10-Q for a description of new accounting pronouncements.

Contingencies

General

A description of environmental, asbestos and other legal matters against certain of our subsidiaries is included in this section in more detail. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries is involved at 17 sites where the cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 14 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.

As of September 30, 2012 and December 31, 2011, EnPro had accrued liabilities of $11.9 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. See Note 14 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Materials Corporation” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Crucible Materials Corporation

Crucible Materials Corporation (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1985 when a majority of the outstanding shares were sold. Coltec divested its remaining minority interest in 2004. Crucible filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in the Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to the Company’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities in one or more significant environmental matters, included in the matters discussed in “Environmental,” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 14 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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

On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The court has tentatively scheduled the estimation trial to begin in July 2013.

GST and the Claimants’ Committee and FCR have proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST will offer a merits-based approach that focuses on its legal defenses to liability and takes account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. We anticipate that the Claimants’ Committee and FCR will offer a settlement-based theory of estimation.

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

From the Petition Date through September 30, 2012, GST has recorded Chapter 11 case-related fees and expenses totaling $46.8 million. The total includes $23.8 million for fees and expenses of GST’s counsel and experts; $18.4 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $4.6 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $22.7 million of those case-related fees and expenses in the first nine months of 2012 and $7.3 million in the third quarter of 2012, compared to $10.9 million and $3.3 million, respectively, in the first nine months and third quarter of 2011. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts for estimation, and claimant representatives’ efforts to extend GST’s liability to affiliates.

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

Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-

tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases, while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.

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

Subsidiary Chapter 11 Filing and Its Effect. In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated voluntary proceedings under Chapter 11 of the United States Bankruptcy Code as a means to determine and comprehensively resolve their asbestos liability. The filings were the initial step in an ongoing claims resolution process.

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 600) have not responded to the questionnaire at all, many others (more than 1,700) have acknowledged that they do not have mesothelioma, that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, GST LLC and Garrison believe that less than 3,500 claimants now assert that they had mesothelioma claims against GST LLC as of the Petition Date and that many of them cannot establish exposure to GST products or otherwise have claims that are deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At September 30, 2012, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At September 30, 2012, we had $147.3 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $47.4 million since the Petition Date. Of the $147.3 million of available insurance coverage remaining, we consider $144.6 million (98%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $2.7 million (2%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $147.3 million, $111.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $109.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $147.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $147.3 million is in addition to the $14.6 million collected in the first nine months of 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.9 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2012—$5.7 million (in the fourth quarter of the year)

2013—$22.7 million

2014—$20 million

2015—$20 million

2016—$18 million

2017—$13 million

2018—$11 million

In addition, GST LLC has received $6.7 million of insurance recoveries from insolvent carriers since 2007 (including $3.9 million in the first nine months of 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $147.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might have to pay to resolve asbestos claims

(by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the Petition Date in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.

Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at September 30, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST has proposed to resolve all pending and future claims. GST has estimated that the amounts to be paid into the trust created by the plan for payments to future claimants, plus the indemnity costs incurred under the plan to pay present claimants, would be approximately $270 million. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial condition and Results of Operations. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST.

The proposed plan of reorganization includes provisions that would resolve any and all alleged derivative claims against us based on GST asbestos products. The provisions specify that we would fund $30 million of the amount proposed to be paid into the trust to pay future claimants and would guarantee the obligations of GST under the plan. Those provisions are incorporated into the terms of the proposed plan only in the context of the specifics of that plan, which would result in the equity interests of GST being retained by GST’s equity holder, the reconsolidation of GST into the Company with substantial equity above the amount of equity currently included in our consolidated financial statements, and an injunction protecting us from future GST claims.

We cannot predict when a plan of reorganization for GST might be approved and effective; however an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for July 2013. We believe that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2012:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Sell British pound/buy euro	$23.4	Oct 2012	0.798 pound/euro
Buy euro/sell USD	8.4	Oct 2012 – Jan 2013	1.234 to 1.388 USD/euro
Buy USD/sell euro	11.4	Oct 2012 – Sep 2013	1.220 to 1.388 USD/euro
Sell USD/buy Australian dollar	10.7	Oct 2012 – Sep 2013	0.941 to 1.045 USD/Australian dollar
Buy USD/sell Australian dollar	10.7	Oct 2012 – Sep 2013	0.941 to 1.045 USD/Australian dollar
Sell British pound/buy Australian dollar	10.0	Oct 2012	1.567 Australian dollar/pound
Various others	32.4	Oct 2012 – Sep 2013	Various

	107.0
Option Contracts
Buy Brazilian real/sell USD	1.3	Nov 2012	1.917 real/USD
Sell Brazilian real/buy USD	1.1	Nov 2012	2.300 real/USD

	2.4
	$109.4

Item 4.	Controls and Procedures

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of environmental, asbestos and other legal matters is included in Note 14 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of the Company’s subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 7 and Note 13 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2012	—		—		—	—

August 1 – August 31, 2012	—		—		—	—

September 1 – September 30, 2012	465	(1)	$35.81	(1)	—	—

Total	465	(1)	$35.81	(1)	—	—

(1)	In September 2012, a total of 465 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $35.81 per share, the closing price of our common stock on September 28, 2012. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of November, 2012.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and Secretary

By:	/s/ Donald G. Pomeroy II
Donald G. Pomeroy II
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Management Continuity Agreement dated as of August 1, 2012 between EnPro Industries, Inc. and Cynthia A. Marushak. This exhibit is substantially identical to Management Continuity Agreements between the Company and the following subsidiary officers entered into on the dates indicated: Jon A. Cox, August 3, 2011; Anthony R. Gioffredi, August 3, 2011; Gilles Hudon, August 3, 2011; and Ken Walker, August 3, 2011

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101*	The following materials from EnPro Industries, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Quarters and Nine Months Ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the Quarters and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011; (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith