Form 10-K
period 2012-12-31
ENPRO INDUSTRIES, INC
filed 2013-02-27
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 29, 2012 was $763,987,011. As of February 18, 2013, there were 20,715,047 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III.

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

Background

We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2012, we had 61 primary manufacturing facilities located in 12 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).

Our sales by geographic region in 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(in millions)
United States	$654.2	$561.3	$453.7
Europe	305.0	321.4	251.0
Other	225.0	222.8	160.3

Total	$1,184.2	$1,105.5	$865.0

On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “– Contingencies, Subsidiary Bankruptcy” and “– Contingencies, Asbestos,” and Notes 18 and 19 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the years ended December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(in millions)
United States	$123.6	$122.5	$108.1
Europe	17.3	19.4	17.0
Other	99.2	94.2	73.2

Total	$240.1	$236.1	$198.3

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

In July 2011, we acquired Tara Technologies Corporation (“Tara”), a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business, part of our Sealing Products segment, has facilities in Daytona Beach, Florida, San Carlos, California and Singapore.

In February 2011, we acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business has locations in Calgary, Edmonton and Grand Prairie, Alberta and is part of our Engineered Products segment.

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

In January 2011, we acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of our Sealing Products segment and is located in Rome, Georgia.

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

In August 2010, we acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are part of our Engineered Products segment.

In September 2010, we acquired Hydrodyne, which designs and manufactures machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is part of our Sealing Products segment.

Operations

We manage our business as three segments: a Sealing Products segment, which includes our sealing products, heavy-duty truck wheel end components, polytetrafluoroethylene (“PTFE”) products, and rubber products; an Engineered Products segment, which includes our bearings, aluminum blocks for hydraulic applications, and reciprocating compressor components; and, an Engine Products and Services segment, which manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 17 to our Consolidated Financial Statements. Item 7 and Note 17 contain information about sales and profits for each segment, and Note 17 contains information about each segment’s assets.

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

Garlock Sealing Technologies LLC (“GST LLC”) is one of three of our subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on the Petition Date. GST LLC is one of the businesses within our broader Garlock group. GST LLC and its subsidiaries operate five primary facilities, including facilities in Palmyra, New York and Houston, Texas. Because GST LLC and its subsidiaries remain wholly-owned indirect subsidiaries of ours, we have continued to include their products, customers, competition, and raw materials in this segment discussion.

Products. Our Sealing Products segment includes the product lines described below, which are designed, manufactured and sold by our Garlock, Stemco, and Technetics Group operations.

Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. We sell these gasket products under the Garlock®, Gylon®, Blue-Gard®, Stress-Saver®, Edge®, Graphonic® and Flexseal® brand names. These products have a long-standing reputation for performance and reliability within the industries we serve.

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

Dynamic bearing isolator seals are used in power transmission systems to contain lubricants within bearing housings while also preventing contamination ingress. Bearing isolators provide users long-life sealing due to the non-contact seal design, and therefore are used in many OEM electric motors and gear boxes. GST LLC continues to innovate and build a patent portfolio of bearing isolator products. Its well-known brands include GUARDIANTM, ISO-GARDTM, EnDuroTM and SGiTM.

Gar-Seal® brand PTFE lined butterfly valves are used to control the flow of corrosive, abrasive or toxic media in the Chemical Processing Industry.

Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include EVSP™, Synthepak® and Graph-lock®.

Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS/LineSeal®, VCFS™, Flowlok™, PGE™, LineBacker®, LineBacker®61™ NSF, GasketSeal® and ElectroStop®.

Our rubber products business manufactures rubber bearing pads, conveyor belts and other rubber products for industrial applications under the DuraKing®, FlexKing®, Viblon™, Techflex™ and HeatKing™ brand names.

The Technetics Group manufactures engineered seals, components, assemblies, and sub-systems custom-designed for high performance and extreme applications in the semiconductor, aerospace, power generation, nuclear, oil and gas, medical and other industries. Customer applications range from nuclear reactor pressure vessels to jet engines to down-hole oil and gas drilling. Products include a wide variety of metallic seals, elastomeric seals, polymer shapes, acoustic media, accumulators, bellows, burst discs, electrostatic chuck pedestals, high performance coatings, advanced assemblies, PTFE tapes and machined components. Service solutions include coating, texturing, testing, and refurbishment. Branded products for Technetics Group include Helicoflex®, Ultraflex®, Feltmetal®, Plastolon®, Texolon®, Belfab®, and CefilAir®.

Stemco manufactures a variety of high performance wheel-end, steering, suspension and braking components used by the heavy-duty trucking industry to improve the performance and longevity of commercial tractors and trailers. Products for this market include hub oil seals, axle fasteners, hub caps, wheel bearings, mileage counters, king pin kits, suspension kits, brake friction, lightweight brake drums, foundation brake parts and automatic brake adjusters. We sell these sealing products under the Stemco®, Stemco Kaiser®, Grit Guard®, Guardian®, Guardian HP®, Voyager®, Discover®, Endeavor™, Pro-Torq®, Sentinel®, DataTrac®, Qwikkit™, Pluskit™, Econokit™, Stemco Duroline™, Stemco Crewson™, VANFASTIC®, AERIS™, and Centrifuse® brand names. Stemco also sells products under its sensor-based BAT RF® product line.

Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 40% of sales delivered to customers outside the United States in 2012. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2012, no single customer accounted for more than 6% of segment revenues.

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

Compressor Products International designs, manufactures and services components for reciprocating compressors and engines. These components, which include, for example, packing and wiper assemblies and rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components, are utilized primarily in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Mentor™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™, Liard™, Pro Flo™, Neomag™, CVP™, XDC™, POPR™ and Protecting Compressor World Wide™.

Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks worldwide, with approximately 71% of sales delivered to customers outside the United States in 2012. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. Compressor Products International sells its products and services globally through a network of company salespersons, independent sales representatives, distributors and service centers. In 2012, no single customer accounted for more than 3% of segment revenues.

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

Engine Products and Services Segment

Overview. Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse Engine™ brand name.

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

Customers. Our Engine Products and Services segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 6% of sales delivered to customers outside the United States in 2012. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., and Exelon. In 2012, the largest customer accounted for approximately 25% of segment revenues.

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

We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of truck and trailer fleet information systems, the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics, and the development of engine products to meet current and future emissions requirements while improving fuel efficiencies.

Backlog

At December 31, 2012, we had a backlog of orders valued at $288.9 million compared with $351.2 million at December 31, 2011. Approximately 16% of the backlog, almost exclusively at Fairbanks Morse Engine, is expected to be filled beyond 2013. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.

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

As of December 31, 2012, 46 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Twenty-one of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures, and as a condition of awarding business.

Patents, Trademarks and Other Intellectual Property

We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these patents and trademarks. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use. We do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.

In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel and its subsidiaries for certain of the four-stroke reciprocating engines it produces. The term of the licenses varies by engine type, with one set of licenses currently in the process of being renewed through 2018, while licenses for the remaining engine types have terms, subject to potential renewal, expiring in 2018 or 2019. A loss of these licenses or a failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations

We currently have approximately 4,500 employees worldwide in our continuing operations. Approximately 2,300 employees are located within the U.S., and approximately 2,200 employees are located outside the U.S., primarily in Europe, Canada and China. Approximately 14% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract termination dates from August 2014 to January 2018. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 1,000 additional employees worldwide.

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

The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, which contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers has been actively managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison,” collectively with GST LLC and Anchor, “GST”). On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”) to address these claims. These subsidiaries have been deconsolidated from our financial statements since the Petition Date. The amount that will be necessary to fully and finally resolve the asbestos liabilities of these companies is uncertain. Several risks and uncertainties result from these filings that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:

•

possible changes in the value of the deconsolidated subsidiaries reflected in our financial statements. Our investment in GST is subject to periodic reviews for impairment. To estimate the fair value, the Company considers many factors and uses both discounted cash flow and market valuation approaches. The Company does not adjust the assumption about asbestos claims values from the amount reflected in the liability it recorded prior to the deconsolidation. The asbestos claims value will be determined in the Chapter 11 process, either through negotiations with claimant representatives or, absent a negotiated resolution, by the Bankruptcy Court after contested proceedings, and accordingly adverse developments with respect to the terms of the resolution of such claims may materially adversely affect the value of our investment in GST;

•

the uncertainty of the number and per claim value of pending and potential future asbestos claims. On the Petition Date, according to Garrison, there were more than 90,000 total claims pending against GST LLC, and approximately 5,800 claims alleging the disease mesothelioma. As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court and the filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. An estimation trial for the purpose of estimating the number and value of allowed mesothelioma claims for plan feasibility purposes has been scheduled for July 2013. GST, on the one hand, and the claimants’ representatives, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST will offer a merits-based approach that focuses on its legal defenses to liability and takes account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. We anticipate that the claimants’ representatives will offer a settlement-based theory of estimation. Our recorded asbestos liability as of the Petition Date was $472.1 million. Neither we nor GST has endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate as of December 31, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date;

•

the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them. Agreements with certain of these insurance carriers and the terms of applicable policies define specific annual amounts to be paid or limit the amount that can be recovered in any one year, and accordingly substantial insurance payments for submitted claims have been deferred and are payable in installments through 2018, and an additional $36.9 million of other insurance payments may be payable only upon the conclusion of the bankruptcy process;

•

the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs. During the course of the proceedings before the bankruptcy court, the claimant representatives have asserted that affiliates of GST, including the Company and Coltec, should be held responsible for the asbestos liabilities of GST under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the bankruptcy court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the bankruptcy court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial scheduled for 2013; and

•

the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings. Through December 31, 2012, GST has recorded Chapter 11 case-related fees and expenses totaling $57.4 million.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook,” “– Contingencies – Asbestos” and “– Contingencies – Subsidiary Bankruptcy,” and Notes 18 and 19 to our Consolidated Financial Statements, included in this report.

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

The prices for some of the raw materials we purchase increased in 2012. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.

Reductions in the U.S. Navy’s requirements for engines offered by Fairbanks Morse Engine could materially adversely affect the results of our Engine Products and Services segment.

Sales of new engines to the U.S. Navy by our Engine Products and Services segment, which have been a significant component of that segment’s revenues, are based on the U.S. Navy’s long-term ship-building programs. We currently anticipate that the U.S. Navy’s requirements for new engines of this type are likely to decline, which decline may be exacerbated by any curtailment in military budgets affecting the U.S. Navy’s ship-building programs. Unless we are able to develop alternative markets for new engines, any such decline in demand from the U.S. Navy could materially adversely affect the results of our Engine Products and Services segment.

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

Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary damages. For example, we could potentially be subject to the liabilities related to the firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation, and for environmental liabilities associated with the pre-1985 operations of Crucible Steel Corporation a/k/a Crucible, Inc., a majority owned subsidiary of Coltec until 1985. Coltec has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with Coltec’s periods of ownership of those operations.

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

Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2012, we derived approximately 45% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

•	unfavorable fluctuations in foreign currency exchange rates;

•	adverse changes in foreign tax, legal and regulatory requirements;

•	difficulty in protecting intellectual property;

•	trade protection measures and import or export licensing requirements;

•	cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;

•	differing labor regulations;

•	political and economic instability, including instabilities associated with European sovereign debt uncertainties and the future continuity of membership of the European Union; and

•	acts of hostility, terror or war.

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

Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to increase. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses as needed. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics, information system failures, cybersecurity breaches, and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.

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

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST;

•	an impairment of goodwill at our CPI reporting unit or other business;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.

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

Our convertible debentures mature on October 15, 2015. The debentures are subject to conversion when one or more of the conversion conditions specified in the indenture governing the debentures are satisfied. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. One of these conversion conditions is based on the trading price of our common stock. The debentures become subject to conversion in the succeeding quarter, upon notice by the holders, when the closing price per share of our common stock exceeds $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the last thirty (30) consecutive trading days of any calendar quarter (such amounts are subject to adjustment for specified events as set forth in the indenture). None of the conversion conditions were satisfied at December 31, 2012, but this particular condition was met during the quarter ended June 30, 2011. No debentures were converted during the subsequent quarter ended September 30, 2011.

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

We are party to certain derivative transactions, such as foreign exchange forward contracts and call options (hedge and warrant transactions) with respect to our convertible debentures, with financial institutions to hedge against certain financial risks. In light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience losses material to our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in Charlotte, North Carolina and have 61 primary manufacturing facilities in 12 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)

U.S.
Palmyra, New York*	Sealing Products	Owned	568,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	175,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000

Foreign
Mexico City, Mexico*	Sealing Products	Owned	131,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.

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

Descriptions of environmental, asbestos and legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and in Note 19 to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.

On June 5, 2010, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”) as a result of tens of thousands of pending and expected future asbestos personal injury claims. The status of these proceedings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Subsidiary Bankruptcy – Update,” which is incorporated by reference. Other matters relevant to such proceedings are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Asbestos,” which is incorporated by reference herein. The Company is also subject to certain environmental and other legal matters which are included in Note 19 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.

In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows

We were not subject to any penalties associated with any failure to disclose “reportable transactions” under Section 6707A of the Internal Revenue Code.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position

Stephen E. Macadam	52	President, Chief Executive Officer and Director

Alexander W. Pease	41	Senior Vice President and Chief Financial Officer

Richard L. Magee	55	Senior Vice President

Rick A. Bonen-Clark	41	Principal Accounting Officer and Assistant Controller

David S. Burnett	46	Vice President, Treasury and Tax

J. Milton Childress II	55	Vice President, Strategic Planning and Business Development

Jon A. Cox	47	President, Stemco

Anthony R. Gioffredi	54	President, Compressor Products International

Dale A. Herold	46	President, Garlock

Gilles Hudon	53	President, Technetics Group

Cynthia A. Marushak	49	Vice President, Talent and Organization Development

Robert P. McKinney	49	Vice President, Human Resources

Robert S. McLean	48	Vice President, General Counsel and Secretary

Marvin A. Riley	38	President, Fairbanks Morse Engine

Eric A. Vaillancourt	50	President, Garlock Sealing Products

Kenneth D. Walker	44	President, GGB

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

Alexander W. Pease is currently Senior Vice President and Chief Financial Officer and has held these positions since May 2011. Mr. Pease joined EnPro in February 2011 and served as Senior Vice President until his appointment as Chief Financial Officer. In addition to his finance responsibilities, Mr. Pease also has responsibility for strategy, supply chain, and IT. Prior to agreeing to join the Company in February 2011, Mr. Pease was a principal with McKinsey and Company, Inc., where he was a leader in the Global Energy and Materials and Operations practices. Prior to joining McKinsey, Mr. Pease spent six years in the United States Navy as a SEAL Team leader with a wide range of international operating experience.

Richard L. Magee is currently Senior Vice President of EnPro. From 2002 to May 2012 he served as Senior Vice President, General Counsel and Secretary of EnPro. He served as a consultant to Goodrich Corporation from October 2001 through December 2001, and was employed by Coltec Industries Inc from January 2002 through April 2002. Prior to that, Mr. Magee was Senior Vice President, General Counsel and Secretary of United Dominion Industries, Inc. from April 2000 until July 2001, having previously served as Vice President, Secretary and General Counsel. Mr. Magee was a partner in the Charlotte, North Carolina law firm Robinson, Bradshaw & Hinson, P.A. prior to joining United Dominion in 1989.

Rick A. Bonen-Clark was appointed to serve as the principal accounting officer of EnPro in February 2013. Since March 2012, Mr. Bonen-Clark has served as the Assistant Corporate Controller of the Company. Prior to joining EnPro, Mr. Bonen-Clark held a number of positions with Duke Energy Corporation, from May 2001 to March 2012, including Director, Tax Accounting, Director and Controller for Duke Energy Generation Services, Finance Director and Assistant to the CFO, Sarbanes-Oxley implementation team Manager, and Internal Audit Manager. Prior to joining Duke Energy, Mr. Bonen-Clark served as an assurance and transaction services manager for Deloitte & Touche, LLP in Charlotte, NC from April 2000 to April 2001 and for KPMG, LLP in Zurich, Switzerland and Raleigh, NC from September 1993 to March 2000 in various assurance and transaction advisory roles. Mr. Bonen-Clark is a Certified Public Accountant.

David S. Burnett is currently Vice President, Treasury and Tax, and Treasurer, and has held these positions since February 2012, after having previously served as Director, Tax from July 2010 to February 2012. Prior to joining EnPro, Mr. Burnett was a Director at PricewaterhouseCoopers LLP in Charlotte, North Carolina from November 2004 to July 2010, and from September 2001 to November 2004 in the Washington National Tax Services office in Washington, DC. Prior to PricewaterhouseCoopers LLP, he was a Senior Manager in Grant Thornton LLP’s Office of Federal Tax Services in Washington, D.C. Mr. Burnett is both a Certified Public Accountant and a Certified Treasury Professional.

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

Jon Cox is currently President, Stemco division, and has held this position since May 2007. Mr. Cox joined the Stemco division in 1995 as its Vice President of Engineering, was promoted to global Vice President of Engineering of the Garlock division in 1999 and prior to that served as Vice President and General Manager of Garlock Klozure. Mr. Cox’s career began with Federal-Mogul Corporation where he spent 11 years in increasing roles of responsibility in the engineering group.

Anthony R. Gioffredi is currently President, Compressor Products International division, and has held this position since August 2006. In addition to his responsibilities at CPI, since 2006 Mr. Gioffredi has overseen EnPro’s engine products and services segment. Mr. Gioffredi previously served as Vice President of Operations for the Fairbanks Morse division from 2001 to 2003, as Vice President and General Manager of CPI from 2003-2006 and as President, Fairbanks Morse Engine from 2006 to 2009. Prior to joining EnPro, Mr. Gioffredi was Vice President and General Manager for the reciprocating compressor division of Dresser-Rand from 1998 to 2001. His previous experience also includes 15 years at Westinghouse Electric Corporation in its power generation business unit.

Dale A. Herold is currently President, Garlock division, and has held this position since September 2009. In addition, Mr. Herold has responsibility for Human and Organizational Development at EnPro. Mr. Herold served as Vice President, Continuous Improvement, of EnPro from August 2008 to September 2009. Prior to joining EnPro, Mr. Herold was a regional Vice President for BlueLinx Holdings Inc. from October 2007 to August 2008 and Vice President, Marketing and Sales Excellence from January 2006 to October 2007. Prior to joining BlueLinx, Mr. Herold worked in a variety of marketing and manufacturing roles at Consolidated Container Company from March 2004 to January 2006, and at General Electric from July 1989 to March 2004. Mr. Herold served as President and Manager of GST LLC when, on June 5, 2010, GST LLC and certain affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code as the initial step in a process to resolve all current and future asbestos claims.

Gilles Hudon is currently President, Technetics Group division, and has held this position since August, 2011 after having previously served as Vice-President and General Manager of Garlock’s High Performance Seals Group from August 2009 to 2011, as Vice-President and General Manager of Garlock Helicoflex from 2007 to 2009, and as Vice-President and General Manager of Garlock Canada from 2005 to 2007. Prior to joining EnPro, Mr. Hudon was President of Uniflex Technologies, a Canadian manufacturing company.

Cynthia A. Marushak is currently Vice President, Talent and Organization Development, of EnPro, and has held this position since January, 2012. Ms. Marushak previously served as Vice President, Human Resources for the Garlock division from September 2009 to January, 2012, Director, Learning and Development, for EnPro, from August 2008 to August 2009 and as Director, Learning and Development, for the Garlock division, from January 2008 to August 2008. Prior to joining EnPro, Ms. Marushak worked as Senior Professional Services Consultant at SuccessFactors in California.

Robert P. McKinney is currently Vice President, Human Resources and Deputy General Counsel and has held these positions since May 2012. Mr. McKinney served as Vice President, Human Resources, from April 2008 to May 2012 and as Deputy General Counsel from May 2002 to April 2008. Prior to joining EnPro, Mr. McKinney was General Counsel at Tredegar Corporation and Assistant General Counsel with The Pittston Company, both in Richmond, Virginia. From 1990 to 1999, Mr.

McKinney was employed by United Dominion Industries, Inc. in Charlotte, North Carolina, as Corporate Counsel and subsequently Assistant General Counsel. Prior to joining United Dominion, he was an associate with the Charlotte office of Smith, Helms, Mulliss & Moore (now a part of McGuireWoods, LLP).

Robert S. McLean is currently Vice President, General Counsel and Secretary of EnPro and has held this position since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

Marvin A. Riley is currently President, Fairbanks Morse Engine division, and has held this position since May 2012. Prior to that he served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing where he held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

Eric A. Vaillancourt is currently President, Garlock Sealing Products, Garlock division, and has held this position since June 2012. Mr. Vaillancourt served as Vice President, Sales and Marketing of the Garlock division from 2009 to 2012. Prior to joining EnPro, Mr. Vaillancourt held positions of increasing responsibility with Bluelinx Corporation from 1988 to 2009, culminating in his position as Regional Vice President North-Sales and Distribution.

Kenneth D. Walker is currently President, GGB division, and has held this position since 2010. Before that, Mr. Walker was Corporate Vice President, Continuous Improvement for EnPro, after having served as Vice President and General Manager of GGB Americas from 2006 through 2009, as Vice President and General Manager of Plastomer Technologies from 2003 through 2006, and as Vice President, Sales and Marketing at Plastomer Technologies from 2001 to 2002. Prior to joining Plastomer Technologies, Mr. Walker worked in a variety of business development and general management roles at G5 Technologies and W. L. Gore & Associates.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”

As of February 18, 2013, there were 4,419 holders of record of our common stock. The price range of our common stock from January 1, 2011 through December 31, 2012 is listed below by quarter:

	Low Sale Price	High Sale Price
Fiscal 2012:
Fourth Quarter	$35.43	$40.99
Third Quarter	32.34	39.34
Second Quarter	35.79	44.50
First Quarter	33.04	41.49

Fiscal 2011:
Fourth Quarter	$27.22	$37.61
Third Quarter	28.93	49.94
Second Quarter	36.33	48.46
First Quarter	35.77	44.25

We did not declare any cash dividends to our shareholders during 2011 or 2012. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2012	—		—		—	—

November 1 – November 30, 2012	—		—		—	—

December 1 – December 31, 2012	487	(1)	$40.90	(1)	—	—

Total	487	(1)	$40.90	(1)	—	—

(1)	A total of 487 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $40.90 per share, the closing price of our common stock on December 31, 2012. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

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

Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2007, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2007, and continuing through December 31, 2012. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Enpro Industries, Inc., the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The following historical consolidated financial information as of and for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012*	2011*	2010*	2009	2008
	(as adjusted, in millions, except per share data)

Statement of Operations Data:
Net sales	$1,184.2	$1,105.5	$865.0	$803.0	$993.8
Income (loss) from continuing operations	$41.0	$44.2	$61.3	$(143.6)	$32.8

Balance Sheet Data:
Total assets	$1,370.9	$1,252.1	$1,148.3	$1,221.2	$1,333.8
Long-term debt (including current portion)	$185.3	$150.2	$135.8	$130.4	$134.5
Notes payable to GST	$248.1	$237.4	$227.2	$—	$—

Per Common Share Data – Diluted:
Income (loss) from continuing operations	$1.90	$2.06	$2.96	$(7.19)	$1.56

*	Results of the deconsolidated entities since the Petition Date are not included. See Note 18 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Outlook

Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 61 primary manufacturing facilities located in 12 countries, including the United States.

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

The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2012 and 2011, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 18 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.

During 2012, 2011, and 2010, we completed a number of acquisitions and a disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.

We completed our required annual impairment test of goodwill as of October 1, 2012. The estimated fair value of our CPI reporting unit, included in our Engineered Products segment, exceeded its book value by 10% and 37% in 2012 and 2011, respectively. There is $55.4 million of goodwill allocated to CPI. The fair value of the CPI reporting unit was calculated using both discounted cash flow and market valuation approaches. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and a discount rate of 10.3%. The discount rate we use is based on our weighted average cost of capital. For the market approach, we chose a group of 14 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business. For sensitivity purposes, a 100-basis-point increase in the discount rate would result in this reporting unit exceeding its 2012 book value by 2%. Conversely, a 100-basis-point decrease in the discount rate would result in this reporting unit exceeding its 2012 book value by 21%.

The future cash flows modeled for CPI are dependent on certain cost savings restructuring initiatives and a customer-focused organizational realignment, both launched in 2012. Non-recurring restructuring expenses in 2012 were $2.3 million. In addition, approximately $5.5 million of 2012 labor and facilities cost was removed from our future cost structure. The customer-focused organizational realignment during 2012 was critical to price and volume opportunities identified while developing the 2013 forecast. While there is uncertainty associated with the customer price and volume opportunities, only a portion of these opportunities were forecasted in the future cash flow model utilized for goodwill impairment testing.

Finally, we are dependent on the strength of our customers and their respective industries to achieve sales forecasted for 2013. Except for 2013, which is based on a detailed forecast, the remaining years in the cash flow model are based on the 2013 forecast, adjusted for assumed macro-economic forecasts for Industrial Production changes at each of our major geographic markets per the DuPont Economic outlook as of September 2012. Since our products serve a variety of industries, Industrial Production is a good indicator for demand changes for our products and services. The nominal growth rates for 2014 and beyond, are approximately 6%, 3%, and 15% for North America, Europe, and Asia, respectively.

Management believes that all assumptions used were reasonable based on historical operating results and expected future trends. However, if future operating results are unfavorable as compared with forecasts, the results of future goodwill impairment evaluations could be negatively affected.

We determined all other reporting units had fair values substantially in excess of carrying values and there were no subsequent indicators of impairment through December 31, 2012.

Outlook

Although there are indications our markets may improve in the second half of 2013, we expect conditions encountered in the second half of 2012 to persist into the first half of 2013. In the first quarter of 2013, we expect sales and segment profit to be less than they were in the first quarter of 2012, when activity in our markets and demand for our products were significantly above current levels. Sales will benefit from the inclusion of Motorwheel in the first quarter; however, we anticipate that benefit will be more than offset by soft demand from the markets served by the Sealing Products and Engineered Products segments and lower sales in the Engine Products and Services segment. Since we do not currently anticipate shipping any engines under the completed contract revenue recognition method in the first quarter of 2013, we expect Engine Products and Services sales to be 25% to 30% below the first quarter of 2012, when four engines were shipped under the completed contract revenue recognition method. We expect segment profit margins in the first quarter of 2013 will reflect lower volumes and a less profitable product mix in the Sealing Products segment.

We believe conditions may improve in our industrial markets by the second half of 2013. However, we anticipate any growth in sales to those markets will be offset by a decline in full year sales in the Engine Products and Services segment. Although we currently expect the segment to ship a higher number of engines in 2013 than was shipped in 2012, revenues for these engines will be recognized only under percentage of completion accounting. We expect the segment’s full year 2013 sales to decline by about 15% in comparison to 2012.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we benefit from certain tax incentives such as the deduction for domestic production activities, and credits for research and development. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012 which retroactively extended various tax provisions applicable to the Company. As a result, we expect that our income tax provision for the first quarter of 2013 will include a tax benefit which will significantly reduce our effective tax rate for the quarter and to a lesser extent the annual effective tax rate for 2013.

The IRS completed the field examination for our 2008, 2009, and 2010 U.S. federal income tax returns during the third quarter of 2012, which resulted in incremental taxes payable of $1.5 million and tax expense of $1.4 million. As a result of the IRS’s conclusion of its field examination, we reduced our liability for uncertain tax positions by $2.4 million to reflect amounts determined to be effectively settled, which lowered income tax expense by $1.9 million. Finally, we recorded $1.2 million of additional income tax expense related to the 2011 tax return filed in the third quarter of 2012. Although the IRS fieldwork was completed with respect to the 2008, 2009, and 2010 tax returns, we disagreed with and protested certain adjustments included in the audit results. While these audit years remain open, the only items under appeal that are not considered to be effectively settled relate to our deconsolidated GST operations. No further recognition of income tax expense or benefit to the Company’s results is expected, however, should there ultimately be an assessment against the combined tax group the Company would be responsible for payment and then seek a reimbursement from GST, which may be classified as a noncurrent receivable. The Company believes the position will be sustained, and the entire as-filed tax return amount has been recognized. Should the position be lost, additional taxes of approximately $39.5 million, plus potential interest and penalties, would become payable.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate we will be required to make contributions to the U.S. defined benefit plans in 2013 totaling approximately $19.1 million. We expect 2013 contributions to non-U.S. defined benefit plans to be insignificant. Additional significant cash contributions to the U.S. defined benefit plans are likely to be required in 2014 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. In July 2012, the President signed the Moving Ahead for Progress in the 21st Century Act (MAP-21). Although MAP-21 reduced short-term minimum pension contribution requirements in 2012 and 2013, we expect additional significant cash contributions to be required in 2014 and beyond. We estimate that annual GAAP pension expense in 2013 will be $11.1 million, which is $1.3 million less than in 2012. The decrease in pension expense is primarily due to the strong performance of the pension assets, partially offset by a decrease in the discount rate used in the actuarial computations.

In connection with our growth strategy, we will continue to evaluate acquisitions in 2013; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations

The following table does not include results for GST and subsidiaries after the day preceding the Petition Date. See Note 18 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Sales
Sealing Products	$609.1	$534.9	$397.6
Engineered Products	363.0	386.7	302.5
Engine Products and Services	214.6	185.8	166.0

	1,186.7	1,107.4	866.1
Intersegment sales	(2.5)	(1.9)	(1.1)

Total sales	$1,184.2	$1,105.5	$865.0

Segment Profit
Sealing Products	$88.8	$81.2	$70.3
Engineered Products	20.5	29.2	16.3
Engine Products and Services	39.2	30.6	35.5

Total segment profit	148.5	141.0	122.1

Corporate expenses	(32.3)	(32.6)	(36.7)
Interest expense, net	(42.8)	(39.6)	(25.9)
Asbestos-related expenses	—	—	(23.3)
Other income (expense), net	(9.9)	(3.8)	46.4

Income from continuing operations before income taxes	$63.5	$65.0	$82.6

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

2012 Compared to 2011

Sales of $1,184.2 million in 2012 increased 7% from $1,105.5 million in 2011. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 2012 vs. 2011
increase/(decrease)	Acquisitions (1)	Foreign Currency (2)	Engine Revenue	Other	Total
EnPro Industries, Inc.	9%	(3%)	1%	0%	7%

Sealing Products	15%	(2%)	n/a	1%	14%
Engineered Products	2%	(4%)	n/a	(4%)	(6%)
Engine Products & Services	0%	0%	8%	7%	15%

Following are key points regarding changes in sales for 2012 compared to 2011:

(1)

A discussion of the following acquisitions is included in the “Acquisitions and Dispositions” subsection of Item 1 “Business” of this report: Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”) – acquired in April 2012 and included in the Sealing Products segment; Tara Technologies Corporation (“Tara”) – acquired in July 2011 and included in the Sealing Products segment; Pipeline Seal and Insulator, Inc. (“PSI”) – acquired in February 2011 and included in the Sealing Products segment; PI Bearing Technologies (“PI Bearings”) –

acquired in August 2011 and included in the Engineered Products segment and the Mid Western group of companies (“Mid Western”) – acquired in February 2011 and included in Engineered Products segment.

(2)	The reported U.S. dollar value of sales was 3% lower than last year due to the unfavorable effect of foreign currency exchange rate fluctuations. This was primarily the result of a weakening euro, as compared to the US dollar. Garlock and Technetics in the Sealing Products segment and GGB and CPI in the Engineered Products segment have significant operations in Europe.

Segment profit, management’s primary measure of how our operations perform, increased 5% to $148.5 million in 2012 from $141.0 million in 2011. Earnings from acquisitions contributed $9.0 million while selected price increases generated $13.4 million. These favorable changes were partially offset by unfavorable foreign exchange fluctuations of $3.2 million, an increase in restructuring costs of $3.6 million, volume reductions of $4.4 million and higher SG&A costs.

Corporate expenses for 2012 declined by $0.3 million compared to 2011. The decline was driven by a decrease in employee incentive compensation of $3.1 million, offset by higher consulting and management expenses of $1.9 million and higher directors’ share-based compensation of $0.9 million.

Net interest expense in 2012 was $42.8 million compared to $39.6 million in 2011. The increase in net interest expense was caused primarily by higher borrowings on the senior secured revolving credit facility.

Other expense, net in 2012 was $9.9 million compared to $3.8 million in 2011. The increase was caused primarily by a $2.9 million gain recorded on the guaranteed investment contract (“GIC”) in 2011 and a current year increase in environmental-related expenses of $1.2 million and in our expenses associated with GST’s bankruptcy proceedings of $0.5 million as compared to 2011. Refer to Note 19, “Commitments and Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.” in our Consolidated Financial Statements in this Form 10-K for additional information about the GIC and the Crucible Back-Up Trust.

Income tax expense in 2012 was $22.5 million compared to $20.8 million reported in 2011. The increase in tax expense reflects an increase in the effective tax rate to 35.3% in 2012 from 32.1% in 2011, when applied to comparable pre-tax income in both periods. In the U.S., we historically have benefited from federal income tax incentives such as the deduction for domestic production activities and credits for research and development. However, as of December 31, 2012, certain tax incentives expired and were not renewed before the end of 2012. These include the research and experimentation credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. In January 2013, the United States Congress passed the American Taxpayer Relief Act (ATRA) of 2012 which retroactively extended these tax provisions. The effective tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA been enacted prior to January 1, 2013, our overall tax expense would have been approximately $20.9 million, resulting in an overall effective tax rate of 32.7%. This $1.6 million difference will be reflected in tax expense during the first quarter of 2013.

Income from continuing operations was $41.0 million, or $1.90 per share, in 2012 compared to $44.2 million, or $2.06 per share, in 2011. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the year:

Sealing Products. Sales of $609.1 million in 2012 were 14% higher than the $534.9 million reported in 2011. The increase in sales includes 15 percentage points due to the acquisitions of Tara ($41.7 million), Motorwheel ($33.0 million), and PSI ($6.8 million) and one percentage point due to price increases. These increases were partially offset by a two percentage point decline in sales due to unfavorable foreign currency exchange rates.

Segment profit increased to $88.8 million in 2012 from $81.2 million in 2011. Acquisitions contributed $9.0 million toward the increase in segment profit, primarily due to Tara ($4.4 million) and Motorwheel ($4.2 million) and selected net price increases contributed $8.4 million. These increases were partially offset by unfavorable foreign currency fluctuations of $1.7 million and an unfavorable change in volume and mix of $5.2 million. Selling, general, and administrative costs increased by $2.7 million, driven mainly by increased payroll costs and travel. Operating margins for the segment declined to 14.6% in 2012 from 15.2% in 2011.

Engineered Products. Sales of $363.0 million in 2012 were 6% lower than the $386.7 million reported in 2011. Sales volumes were down a net six percentage points due primarily to declines in European automotive and industrial manufacturing segments at GGB and continued weak demand at CPI in European industrial and refining markets and in certain North American markets, including the natural gas region of Western Canada; these unfavorable changes in sales were partially offset by improvements in China and Australia. Unfavorable foreign exchange rates hurt segment sales by four percent, or $16.1 million. The acquisitions of PI Bearings ($6.3 million) and Mid Western ($3.5 million) in 2011 favorably affected 2012 sales by 2 percentage points. Selected price increases also contributed two percent to segment sales.

Segment profit in 2012 was $20.5 million, down by $8.7 million from $29.2 million in 2011. Segment profit was negatively impacted by $10.2 million, primarily as a result of a decline in sales volumes. In addition, increased restructuring costs of $3.4 million and unfavorable foreign exchange rate fluctuations of $1.6 million, as compared to 2011, were also unfavorable to segment profit. Selected price increases, net of higher costs, contributed $3.7 million to segment profit and decreases in selling, general, and administrative costs contributed an additional $2.8 million to segment profits. Operating margins for the segment were 5.6% in 2012, which declined from the 7.6% reported last year.

Engine Products and Services. Sales increased 15% to $214.6 million in 2012 from $185.8 million in 2011, due primarily to an increase in engine revenue of eight percent. Although 14 engines were shipped in each year, revenue for eight of the engines shipped in 2012 was recognized over the past 18 months under percentage of completion accounting, which began in the third quarter of 2011 for new engine programs. Revenues for six engines shipped in 2012 and all engines shipped in 2011 were accounted for under the completed contract method. Sales of aftermarket parts in the government and nuclear generation industries contributed six percentage points to the increased sales. New environmental upgrade products, developed in late 2011, generated two percent in additional sales, partially offset by lower service revenue.

The segment reported a profit of $39.2 million in 2012 compared to $30.6 million in 2011. Segment profit improved by $6.6 million due to higher engine revenue. In addition, the segment recorded a $1.4 million estimated warranty expense in 2011 to repair a specific engine component in a series of U.S. Navy ships. The segment also recorded a $3.0 million estimated loss on an engine contract in 2011. These large costs during 2011 were partly offset by benefits booked in the same period of 2011 related to reimbursements on the canceled South Texas Project (nuclear business) of $1.8 million and the favorable resolution of a legal matter amounting to $0.5 million. Operating margins increased to 18.3% in 2012 from 16.5% in 2011.

2011 Compared to 2010

Sales of $1,105.5 million in 2011 increased 28% from $865.0 million in 2010. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 2011 vs. 2010
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	20%	2%	4%	2%	28%

Sealing Products	33%	2%	n/a	0%	35%
Engineered Products	13%	4%	n/a	11%	28%
Engine Products & Services	0%	0%	23%	(11)%	12%

Sales from acquisitions completed in 2010 and 2011 contributed about 20 percentage points to the increase. In addition, sales increased as a result of higher volumes in the Sealing Products and Engineered Products segments as we captured improvements in 2011 in nearly all of our customer markets. Selected price increases we instituted in 2011 also contributed to the increase in sales compared to 2010. Sales in the Engine Products and Services segment grew 12% primarily due to shipping more engines, with higher average revenue per engine, and incremental revenue related to using the percentage-of-completion accounting method beginning in the third quarter of 2011. Changes in foreign exchange rates added two percentage points to the sales increase. Sales in 2010 included GST LLC through the Petition Date while sales in 2011 excluded GST LLC’s sales for the full year as a result of the deconsolidation of GST LLC effective on the Petition Date. Sales from GST LLC to third parties in 2010 through the Petition Date were $77.7 million.

Segment profit, management’s primary measure of how our operations perform, increased 15% to $141.0 million in 2011 from $122.1 million in 2010. Earnings from acquisitions completed in 2010 and 2011 contributed about six percentage points to the improvement. Segment profit also increased due to the higher volumes in the Sealing Products and Engineered Products segments, especially in Engineered Products, while price increases in these segments essentially offset net cost increases in 2011 compared to 2010. These year-over-year improvements were reduced by the deconsolidation of GST LLC effective on the Petition Date. Segment profit in 2010 included GST LLC through the Petition Date while segment profit in 2011 excluded GST LLC’s operating income for the full year as a result of the deconsolidation of GST LLC effective on the Petition Date. Segment profit for GST LLC in 2010 through the Petition Date was $14.0 million.

The improvements in the Sealing Products and Engineered products segments were partially offset by the decline in earnings in the Engine Products and Services segment caused by lower margins on the higher engine shipments, a decrease in higher margin parts and services revenue, and provisions for a warranty matter and an anticipated contract loss. Segment operating margins were lower also due to the inclusion of acquired businesses with lower than average margins as compared to the other businesses in the segment. Changes in foreign exchange rates added two percentage points to the segment profit increase. As a result of these changes, segment margins, defined as segment profit divided by sales, declined from 14.1% in 2010 to 12.8% in 2011. Excluding the Engine Parts and Services segment, segment margins declined only slightly from 12.4% in 2010 to 12.0% in 2011.

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

We recorded an income tax expense of $20.8 million on pre-tax income from continuing operations of $65.0 million in 2011, resulting in an effective tax rate of 32.1%. Our effective tax rate in 2011 was lower than the U.S. statutory rates, primarily due to the earnings in lower rate foreign jurisdictions. In the U.S., we also benefited from certain tax incentives such as the deduction for domestic production activities and credits for research and development. During 2010, our effective tax rate was 25.8% as we recorded an income tax expense of $21.3 million on pre-tax income from continuing operations of $82.6 million. The income tax expense in 2010 was favorably affected by the restructuring of part of our GGB operation in Europe, as well as the overall jurisdictional mix of earnings.

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

Following is a discussion of operating results for each segment during the year:

Sealing Products. Sales of $534.9 million in 2011 were 35% higher than the $397.6 million reported in 2010. The increase in sales included 33 percentage points due to the acquisitions of PSI ($60.7 million), Tara ($28.6 million), and Rome Tool & Die ($42.4 million). Increases in volume, reflecting improved markets and increased market share, plus selected net price increases since 2010 were essentially offset by the sales decrease caused by the deconsolidation of GST. Sales from GST LLC to third parties in 2010 through the Petition Date were $77.7 million. The consolidated Garlock operations experienced improved demand in several markets including oil and gas, and rubber products, and in Europe and Asia. Technetics Group demand was higher in 2011 in most markets and in several product lines. Stemco reported large increases in OEM (about 50%), brake products (about 95%), and aftermarket demand (about 10%) and prices increased about 4%. Favorable foreign exchange rates contributed about two percentage points to the sales increase.

Segment profit of $81.2 million in 2011 increased 16% compared to the $70.3 million reported in 2010. Despite higher volumes, some contribution from the acquisitions, and price increases, which nearly offset all cost increases, Garlock earnings declined because of the deconsolidation of GST LLC effective on the Petition Date. Segment profit for GST LLC in 2010 through the Petition Date was $14.0 million. Earnings at Technetics increased in 2011 compared to 2010, but the increase was less than the improvement in sales because of lower incremental earnings at the acquired businesses. Stemco reported an increase in profit in connection with its higher volumes, including its acquired business, which was reduced by cost increases in excess of selected price increases in 2011. Operating margins for the Stemco brake products acquisition in 2011 were lower than the historical business. Operating margins for the segment decreased to 15.2% in 2011 from 17.7% in 2010.

Engineered Products. Sales of $386.7 million in 2011 were 28% higher than the $302.5 million reported in 2010. The increase in sales included 13 percentage points due to the acquisitions of CC Technology, Progressive Equipment, and Premier Lubrication Systems ($16.4 million), Mid Western ($17.8 million) and PI Bearing Technologies ($4.2 million). In addition, sales for GGB and CPI in 2011 increased $26.0 million as both operations continued to capture higher volume from improvements in several markets and $7.9 million due to selected price increases. Favorable foreign exchange rates contributed $12.6 million or four percentage points to the segment’s sales growth.

The segment profit in 2011 was $29.2 million, which was 79% higher than the $16.3 million reported in 2010. Increased profits at GGB and CPI came primarily from higher volumes of $9.8 million and selected price increases of $7.9 million, partially offset by cost increases of $6.2 million in materials and SG&A. Acquisitions completed in 2010 and 2011 added $0.7 million to the increase and changes in foreign exchange rates added $1.7 million. Operating margins for the segment were 7.6% in 2011, which improved from the 5.4% reported in 2010.

Engine Products and Services. Sales increased 12% from $166.0 million in 2010 to $185.8 million in 2011. Sales increased $29.0 million due to shipping 14 engines in 2011 versus 12 engines in 2010, with a higher average price per engine in 2011 due to the types of engines shipped. Additionally, the Engine Products and Services segment also recognized incremental revenue of $9.6 million related to using the percentage-of-completion accounting method for new or nearly new engine programs beginning in the third quarter of 2011. These increases were partially offset by a decline in parts and services revenue in 2011.

The segment reported a profit of $30.6 million in 2011 compared to $35.5 million in 2010. A lower margin mix of engine shipments in 2011, the decrease in higher margin aftermarket parts and services activity, and net cost increases contributed to the decrease in segment profit. In addition, the segment recorded a $1.4 million estimated warranty expense to repair a specific engine component in a series of U.S. Navy ships. The segment also recorded a $3 million estimated loss on an engine contract. The expected contract loss was a result of detrimental changes in the market for nuclear power plant emergency power engines after the tsunami in Japan, which caused costs per nuclear-related engine to be higher than expected, and the original engine costs for the program were underestimated. These large costs were partially offset by cost reimbursements related to the canceled South Texas Project of approximately $1.8 million, which reduced expenses in the third quarter of 2011; the favorable resolution of a legal matter, amounting to $0.5 million; and approximately $1.5 million of incremental profit related to the use of percentage-of-completion accounting beginning in the third quarter of 2011. Operating margins dropped from 21.4% in 2010 to 16.5% in 2011.

Restructuring and Other Costs

Restructuring expense was $5.0 million, $1.4 million and $0.9 million for 2012, 2011 and 2010, respectively. During 2012, we initiated a number of restructuring activities throughout our operations, the most significant of which were at our Garlock, GGB and CPI businesses. At both Garlock and CPI, we consolidated several of our North American manufacturing operations and service centers into other existing sites. At GGB, we reduced the size of our workforce, primarily in Europe, as activity slowed in their markets. In addition, GGB also shut down their fluid film bearing product line, which began as a new product development effort a few years ago. Ultimately, the product did not prove to be commercially viable, and we made the decision to shut down production. Workforce reductions announced as a result of our 2012 restructuring activities totaled 189 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2012.

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

As of December 31, 2012, we held no cash and cash equivalents in the United States and approximately $54 million in cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, as discussed in Note 5 to our Consolidated Financial Statements, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Cash Flows

Operating activities provided $118.2 million, $81.4 million and $35.7 million in 2012, 2011 and 2010, respectively. The increase in operating cash flows in 2012 versus 2011 was primarily attributable to a significant increase in working capital in 2011 of $25.3 million as compared to a $1.1 million decrease in 2012. Working capital needs in 2012 remained relatively constant with the levels at the end of 2011. Lower cash taxes paid of approximately $15 million also contributed to higher cash provided by operating activities in 2012 as compared to 2011. The lower cash taxes paid included $3.4 million of tax refunds in 2012 from overpayments in 2010 and $6.8 million in tax overpayments in 2011 applied to 2012. The increase in operating cash flows in 2011 versus 2010 was primarily attributable to our increased earnings and the tax payment resulting from the gain on the sale of Quincy Compressor made in 2010, which did not recur in 2011, partially offset by higher contributions to the U.S. defined benefit plans in 2011. In 2012 and 2011, GST reported $30.4 million and $44.2 million of operating cash flows, respectively, which were not included in our results.

We used $125.6 million, net, and $260.7 million, net, in 2012 and 2011, respectively, and received $109.7 million, net, in 2010, for investing activities. In 2012, we used $85.3 million net of cash acquired to purchase Motorwheel. Please refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding this transaction. We also invested $40.9 million in capital expenditures across all of our businesses. In 2011, we used $228.2 million net of cash acquired to purchase six businesses. Please refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. We also spent $34.3 million for capital expenditures across all of our businesses. The net cash inflow provided by investing activities in 2010 resulted from the proceeds of the divestiture of Quincy Compressor. This cash receipt was partially offset by capital expenditures and the cash retained by GST LLC and its subsidiaries in connection with their deconsolidation. The deconsolidation of GST LLC is discussed further in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Financing activities of continuing operations provided $29.5 million, net, in 2012 and included net borrowings on the senior secured revolving credit facility of $28.3 million. Financing activities of continuing operations consumed $9.4 million, net, in 2011 and included our first borrowings on the senior secured revolving credit facility of $3.8 million, net, and the payment of related party notes to GST LLC of $13.1 million. Financing activities of continuing operations in 2010 included repayment of $6.1 million of related-party debt, which previously was eliminated in consolidation prior to the deconsolidation of GST LLC.

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

Outstanding borrowings under the credit facility bear interest at a rate equal to, at our option, either: (1) a base/prime rate plus an applicable margin, or (2) the adjusted one, two, three or six-month LIBOR rate plus an applicable margin. Pricing under the credit facility at any particular time is determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. At December 31, 2012, the applicable margin for base/prime rate loans was 1.00% and the applicable margin for LIBOR loans was 2.00%. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.

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

The actual borrowing availability at December 31, 2012, under our senior secured revolving credit facility was $90.7 million after giving consideration to $3.8 million of letters of credit outstanding and $34.3 million of revolver borrowings. The maximum amount borrowed under this facility during 2012 was $112.0 million.

Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015, unless they are converted prior to that date. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. Conversion is permitted only under certain conditions, none of which were satisfied as of December 31, 2012.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the

Company’s benefit plans. In 2012 and 2011, PIK interest of $10.7 million and $10.2 million, respectively, was added to the principal balance of the Intercompany Notes, resulting in a total Notes Payable to GST balance of $248.1 million.

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

The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 18 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

GST’s third party sales and operating income from the date of deconsolidation through December 31, 2010, were $104.9 million and $16.5 million, respectively.

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2012, this amount was approximately $33 million. This receivable is expected to be collected in the future, subject to GST’s reorganization and the terms thereof.

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

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 18 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “-Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Dividends

To date, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. As of December 31 and throughout 2012, we exceeded this minimum threshold. The indenture that governs the convertible debentures does not restrict us from paying dividends.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Significant Accounting Policies and Recently Issued Pronouncements,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

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

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are accounted for in the period a loss becomes likely and estimable. We recognized revenues and operating income of $67.3 million and $13.1 million, respectively, for the year ended December 31, 2012, and revenues and operating income of $9.6 million and $1.5 million, respectively, for the year ended December 31, 2011 on contracts accounted for under the POC method.

The Engine Products and Services segment will continue to use the completed-contract method for engines in production at June 30, 2011. There has been no change in the revenue recognition policy for Engine Products and Services’ parts and services revenue or for the Sealing Products or Engineered Products segment.

Asbestos

Through the Petition Date, GST accrued a liability for known and estimated future expenditures to resolve asbestos claims for subsequent ten year periods and recorded legal fees and expenses only when incurred.

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

With the assistance of Bates White, a recognized expert, we periodically reviewed the period over which we could make a reasonable estimate, the assumptions underlying the estimate, the range of reasonably possible potential liabilities and management’s estimate of the liability, and adjusted the estimate if necessary. Additional discussion is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Asbestos.”

Derivative Instruments and Hedging Activities

We have entered into contracts to hedge forecasted transactions denominated in foreign currencies occurring at various dates through December 2014. We account for these contracts as derivatives. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, we designate the derivative as a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We do not enter into derivatives for speculative purposes. Changes in the value of a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded. See Note 5 to the Consolidated Financial Statements for a discussion of income taxes.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but instead it is subject to annual impairment testing. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, cost of capital, royalty rates and tax rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook” as well as Notes 1 and 9 to the Consolidated Financial Statements.

Contingencies

General

A detailed description of certain environmental, asbestos and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expense for administrative and legal proceedings are recorded when incurred.

Environmental

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with environmental, health and safety laws as they relate to our operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one of our subsidiaries is involved at 17 sites where the cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 13 sites and are in progress at the other four sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.

As of December 31, 2012 and 2011, EnPro had accrued liabilities of $11.3 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 17 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 19 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Colt Firearms and Central Moloney

We may have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that these potential contingent liabilities are not material to the Company’s financial condition, results of operation and cash flows. Coltec also has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

Crucible Steel Corporation a/k/a Crucible, Inc.

Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1983 when its assets and liabilities were distributed to a new Coltec subsidiary, Crucible Materials Corporation. Coltec sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental,” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 19 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

Subsidiary Bankruptcy

Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to which all asbestos claims will be channeled for resolution and payment.

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

Update. On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The court has tentatively scheduled the estimation trial to begin in July 2013.

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

From the Petition Date through December 31, 2012, GST has recorded Chapter 11 case-related fees and expenses totaling $57.4 million. The total includes $31.3 million for fees and expenses of GST’s counsel and experts; $21.3 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $4.8 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $31.4 million of those case-related fees and expenses in 2012 compared to $17.0 million in 2011, and $9.0 million in 2010. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts for estimation, and claimant representatives’ efforts to extend GST’s liability to affiliates.

See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 18 and 19 to our Consolidated Financial Statements.

Asbestos

Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths. GST LLC and

Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but only GST LLC and Anchor have ever paid an asbestos claim.

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

Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases, while generally denying knowledge of exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted damages caused by top tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.

Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion at September 23, 2011, according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.

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

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and information about pending cases obtained in the Chapter 11 proceedings, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 600) did not respond to the questionnaire at all, many others (more than 1,700) acknowledged that they do not have mesothelioma, that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, less than 3,500 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At December 31, 2012, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At December 31, 2012, we had $141.9 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $53.2 million since the Petition Date. Of the $141.9 million of available insurance coverage remaining, we consider $140.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.9 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $141.9 million, $105.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $106.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $141.9 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $141.9 million is in addition to the $16.1 million collected in 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2013 – $21.2 million

2014 – $22 million

2015 – $20 million

2016 – $18 million

2017 – $13 million

2018 – $11 million

In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 (including $4.4 million in 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $141.9 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the Petition Date in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.

Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at December 31, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

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

We cannot predict when a plan of reorganization for GST might be approved and effective; however an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for July 2013. We believe that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore, GST believes the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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

Off Balance Sheet Arrangements

Lease Agreements

We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2012, approximately $56.3 million of future minimum lease payments were outstanding under these agreements. See Note 19, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.

Contractual Obligations

A summary of our contractual obligations and commitments at December 31, 2012, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$208.8	$1.0	$207.0	$0.2	$0.6
Notes payable to GST	309.2	—	—	309.2	—
Interest on long-term debt	20.3	7.4	12.8	0.1	—
Interest on notes payable to GST	88.3	16.2	34.4	37.7	—
Operating leases	56.3	13.4	20.6	14.7	7.6
Other long-term liabilities	23.1	3.3	5.0	4.4	10.4

Total	$706.0	$41.3	$279.8	$366.3	$18.6

Payment for long-term debt may be accelerated under certain circumstances because the convertible debentures due in 2015 may be converted earlier, requiring payment of the principal amount thereof in cash. In the event of an early conversion, we believe we would refinance the convertible debentures with an unsecured public debt offering or with other funding available at the time. The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In our Consolidated Balance Sheet, this amount is shown net of a debt discount pursuant to the applicable accounting rules. Additional discussion regarding the convertible debentures is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.

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

Payments for other long-term liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2012. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated in the future if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 19 to the Consolidated Financial Statements.

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

Interest Rate Risk

We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2012. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$1.0	$0.1	$172.6	$0.1	$248.2	$0.7	$422.7	$495.6

Average interest rate	0.5%	4.4%	3.9%	4.4%	11.0%	4.4%	8.1%

Additionally, we had $34.2 million outstanding on our revolving credit facility as of December 31, 2012, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.

Foreign Currency Risk

We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of December 31, 2012.

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges

Forward Contracts
Buy British pound/sell euro	$27.9	Jan 2013 – Dec 2013	0.788 to 0.842 pound/euro
Sell British pound/buy euro	19.3	Jan 2013 – Dec 2013	0.787 to 0.817 pound/euro
Buy USD/sell euro	11.3	Jan 2013 – Dec 2013	1.223 to 1.324 USD/euro
Sell USD/buy Australian dollar	10.6	Jan 2013 – Dec 2013	0.941 to 1.022 USD/Australian dollar
Buy USD/sell Australian dollar	10.6	Jan 2013 – Dec 2013	0.941 to 1.022 USD/Australian dollar
Sell British pound/buy Australian dollar	10.4	Jan 2013	1.553 Australian dollar/pound
Various others	38.7	Jan 2013 – Dec 2014	Various

	128.8

Option Contracts
Buy Brazilian real/sell USD	0.8	May 2013	1.935 real/USD
Sell Brazilian real/buy USD	0.8	May 2013	2.170 real/USD

	1.6
	$130.4

Commodity Risk

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials such as steel, engineered plastics, copper and polymers, are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We do not hedge commodity risk with any market risk sensitive instruments.

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under Rule 1-02(w) of Regulation S-X of the SEC: Motorwheel Commercial Vehicle Systems, Inc. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 annual meeting of shareholders is incorporated herein by reference.

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

A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2013 annual meeting of shareholders is incorporated herein by reference.

The table below contains information as of December 31, 2012, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,000,339	(1)	$36.10(2)	847,220
Equity compensation plans not approved by security holders	—		—	—
Total	1,000,339	(1)	$36.10(2)	847,220

(1)	Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2010 – 2012 performance cycle and at the maximum levels payable for the 2011 – 2013 and 2012 – 2014 performance cycles.

(2)	The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices – Director Compensation” and “Executive Compensation – Grants of Plan Based Awards – LTIP Awards” in our definitive proxy statement for the 2013 annual meeting of shareholders.

Information concerning the inducement restricted share awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation – Employment Agreement” in our definitive proxy statement for the 2013 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2013 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010 appears on page 108.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 58 to 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 27th day of February, 2013.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and Secretary

By:	/s/ Rick A. Bonen-Clark
Rick A. Bonen-Clark
Assistant Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2013

/s/ Alexander W. Pease Alexander W. Pease	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Gordon D. Harnett Gordon D. Harnett*	Chairman of the Board and Director	February 27, 2013

/s/ Thomas M. Botts Thomas M. Botts*	Director	February 27, 2013

/s/ Peter C. Browning Peter C. Browning*	Director	February 27, 2013

/s/ B. Bernard Burns, Jr. B. Bernard Burns, Jr.*	Director	February 27, 2013

/s/ Diane C. Creel Diane C. Creel*	Director	February 27, 2013

/s/ Kees van der Graaf Kees van der Graaf*	Director	February 27, 2013

/s/ David L. Hauser David L. Hauser*	Director	February 27, 2013

/s/ Wilbur J. Prezzano, Jr. Wilbur J. Prezzano, Jr.*	Director	February 27, 2013

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Amended Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1	Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.3	Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.2+	EnPro Industries, Inc. 2002 Equity Compensation Plan (2009 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 20, 2012 by EnPro Industries, Inc. (File No. 001-31225))

10.3+	EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.4+	EnPro Industries, Inc. Long-Term Incentive Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.5	EnPro Industries, Inc. Management Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225)

10.6+	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+*	Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement)

10.8+	Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.9+	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement

10.11+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares)

10.12+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash)

10.13+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement for Management Stock Purchase Deferral Plan

10.14+	EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective October 27, 2009) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.16+	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective February 12, 2008) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+	EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18	Second Amended and Restated Loan and Security Agreement, dated March 31, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and STEMCO Kaiser Incorporated, as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 4, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.19	First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 28, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP, STEMCO Kaiser Incorporated, Technetics Group LLC, Technetics Group Daytona, Inc., Kenlee Daytona LLC, Applied Surface Technology, Inc. and Belfab, Inc., as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc., Compressor Services Holdings, Inc. and Best Holdings I, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., as collateral and administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 3, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.20+	Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.21+	Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+	Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+	Management Continuity Agreement dated as of August 1, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+	Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+	Management Continuity Agreement dated as of February 7, 2012 between EnPro Industries, Inc. and David S. Burnett (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+	Management Continuity Agreement dated May 21, 2008 between EnPro Industries, Inc. and Robert P. McKinney (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+	Management Continuity Agreement dated as of August 25, 2008 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+	Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+	Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+	Management Continuity Agreement dated as of August 1, 2012 between EnPro Industries, Inc. and Cynthia A. Marushak (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2012 filed by EnPro Industries, Inc. (File No. 001-31225). (This exhibit is substantially identical to Management Continuity Agreements between EnPro Industries, Inc. and the following subsidiary officers entered into on the dates indicated: Jon A. Cox, August 3, 2011; Anthony R. Gioffredi, August 3, 2011; Gilles Hudon, August 3 2011; and Ken Walker, August 3, 2011

10.31+	Death Benefits Agreement dated as of December 12, 2002 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.32+	Supplemental Retirement and Death Benefits Agreement dated as of November 8, 2005 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.33+	Amendment to Supplemental Retirement and Death Benefits Agreement dated as of December 11, 2009 between EnPro Industries, Inc. and Richard L. Magee (incorporated by reference to

Exhibit 10.2 to the Form 8-K dated December 15, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.34+	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.35+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Kees van der Graaf

24.6*	Power of Attorney from Gordon D. Harnett

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

*	Items marked with an asterisk are filed herewith.
+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Motorwheel Commercial Vehicle Systems, Inc. (“Acquired Entity”) from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company through a business acquisition during 2012. We have also excluded the Acquired Entity from our audit of internal control over financial reporting. The Acquired Entity is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2013

FINANCIAL INFORMATION

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(in millions, except per share data)

	2012	2011	2010
Net sales	$1,184.2	$1,105.5	$865.0
Cost of sales	784.1	726.5	541.0

Gross profit	400.1	379.0	324.0

Operating expenses:
Selling, general and administrative	286.1	275.0	242.9
Asbestos-related	—	—	23.3
Other	6.5	2.3	3.4

	292.6	277.3	269.6

Operating income	107.5	101.7	54.4
Interest expense	(43.2)	(40.8)	(27.5)
Interest income	0.4	1.2	1.6
Gain on deconsolidation of GST	—	—	54.1
Other income (expense)	(1.2)	2.9	—

Income from continuing operations before income taxes	63.5	65.0	82.6
Income tax expense	(22.5)	(20.8)	(21.3)

Income from continuing operations	41.0	44.2	61.3
Income from discontinued operations, net of taxes	—	—	94.1

Net income	$41.0	$44.2	$155.4

Basic earnings per share:
Continuing operations	$1.99	$2.15	$3.01
Discontinued operations	—	—	4.63

Net income per share	$1.99	$2.15	$7.64

Diluted earnings per share:
Continuing operations	$1.90	$2.06	$2.96
Discontinued operations	—	—	4.55

Net income per share	$1.90	$2.06	$7.51

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
Net income	$41.0	$44.2	$155.4

Other comprehensive income (loss):
Foreign currency translation adjustments	5.3	(7.9)	(8.5)
Pension and post-retirement benefits adjustment (excluding amortization)	(10.8)	(46.5)	11.7
Amortization of pension and post-retirement benefits included in net income	10.2	5.1	5.6
Change in fair value of cash flow hedges	—	(0.4)	(3.5)
Realized loss (income) from settled cash flow hedges included in net income	(0.2)	1.1	1.0

Other comprehensive income (loss), before tax	4.5	(48.6)	6.3
Income tax benefit (expense) related to items of other comprehensive income (loss)	0.2	15.3	(5.5)

Other comprehensive income (loss), net of tax	4.7	(33.3)	0.8

Comprehensive income	$45.7	$10.9	$156.2

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$41.0	$44.2	$155.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	—	(94.1)
Taxes related to sale of discontinued operations	—	—	(50.9)
Gain on deconsolidation of GST, net of taxes	—	—	(33.8)
Depreciation	28.8	25.3	23.3
Amortization	26.7	23.1	16.3
Accretion of debt discount	6.9	6.3	5.8
Deferred income taxes	5.9	4.3	(2.4)
Stock-based compensation	7.1	5.4	6.9
Excess tax benefits from stock-based compensation	(1.5)	(1.0)	(0.8)
Change in assets and liabilities, net of effects of acquisitions, divestiture and deconsolidation of businesses:
Asbestos liabilities, net of insurance receivables	—	—	26.0
Accounts receivable	15.8	(31.1)	(43.9)
Inventories	(12.5)	(12.0)	5.2
Accounts payable	(4.7)	12.0	2.1
Other current assets and liabilities	2.5	5.8	12.6
Other noncurrent assets and liabilities	2.2	(0.9)	8.0

Net cash provided by operating activities of continuing operations	118.2	81.4	35.7

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(35.6)	(31.5)	(21.9)
Payments for capitalized internal-use software	(5.3)	(2.8)	(2.2)
Divestiture of business	—	—	189.1
Deconsolidation of GST	—	—	(29.5)
Acquisitions, net of cash acquired	(85.3)	(228.2)	(25.9)
Other	0.6	1.8	0.1

Net cash provided by (used in) investing activities of continuing operations	(125.6)	(260.7)	109.7

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net repayments of short-term borrowings	(0.5)	(13.1)	(6.1)
Proceeds from debt	246.7	53.9	—
Repayments of debt	(218.4)	(50.1)	(0.1)
Other	1.7	(0.1)	1.6

Net cash provided by (used in) financing activities of continuing operations	29.5	(9.4)	(4.6)

	2012	2011	2010
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	1.9
Investing cash flows	—	—	(0.1)

Net cash provided by discontinued operations	—	—	1.8

Effect of exchange rate changes on cash and cash equivalents	1.1	0.2	(0.2)

Net increase (decrease) in cash and cash equivalents	23.2	(188.5)	142.4
Cash and cash equivalents at beginning of year	30.7	219.2	76.8

Cash and cash equivalents at end of year	$53.9	$30.7	$219.2

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24.3	$22.9	$7.2
Income taxes	$19.7	$35.1	$56.5

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(in millions, except share amounts)

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$53.9	$30.7
Accounts receivable, less allowance for doubtful accounts of $5.7 in 2012 and $4.6 in 2011	187.2	195.3
Inventories	130.8	112.6
Prepaid expenses and other current assets	22.3	44.1

Total current assets	394.2	382.7
Property, plant and equipment	185.5	164.2
Goodwill	220.4	201.2
Other intangible assets	222.5	195.7
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	78.0	42.5
Other assets	33.4	28.9

Total assets	$1,370.9	$1,252.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10.1	$9.9
Notes payable to GST	10.7	10.2
Current maturities of long-term debt	1.0	1.6
Accounts payable	83.9	83.9
Accrued expenses	121.8	119.5

Total current liabilities	227.5	225.1
Long-term debt	184.3	148.6
Notes payable to GST	237.4	227.2
Pension liability	112.7	108.7
Other liabilities	61.9	48.4

Total liabilities	823.8	758.0

Commitments and contingencies

Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,904,857 shares at December 31, 2012 and 20,779,237 shares at December 31, 2011	0.2	0.2
Additional paid-in capital	425.4	418.1
Retained earnings	145.9	104.9
Accumulated other comprehensive loss	(23.0)	(27.7)
Common stock held in treasury, at cost – 204,382 shares at December 31, 2012 and 206,306 shares at December 31, 2011	(1.4)	(1.4)

Total shareholders’ equity	547.1	494.1

Total liabilities and shareholders’ equity	$1,370.9	$1,252.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	20.2	$0.2	$402.7	$(94.7)	$4.8	$(1.4)	$311.6
Net income	—	—	—	155.4	—	—	155.4
Other comprehensive income	—	—	—	—	0.8	—	0.8
Exercise of stock options and other incentive plan activity	0.2	—	8.6	—	—	—	8.6

Balance, December 31, 2010	20.4	0.2	411.3	60.7	5.6	(1.4)	476.4

Net income	—	—	—	44.2	—	—	44.2
Other comprehensive loss	—	—	—	—	(33.3)	—	(33.3)
Exercise of stock options and other incentive plan activity	0.2	—	6.8	—	—	—	6.8

Balance, December 31, 2011	20.6	0.2	418.1	104.9	(27.7)	(1.4)	494.1

Net income	—	—	—	41.0	—	—	41.0
Other comprehensive income	—	—	—	—	4.7	—	4.7
Exercise of stock options and other incentive plan activity	0.1	—	7.3	—	—	—	7.3

Balance, December 31, 2012	20.7	$0.2	$425.4	$145.9	$(23.0)	$(1.4)	$547.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Significant Accounting Policies and Recently Issued Accounting Pronouncements

Overview

EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacturing and marketing of proprietary engineered industrial products that primarily include: sealing products; self-lubricating, non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and, heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services for engines.

Summary of Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements reflect the accounts of the Company and our majority-owned and controlled subsidiaries. All intercompany accounts and transactions between our consolidated operations have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revisions – Certain prior period amounts have been revised to conform to current classifications. Cash payments associated with the development or purchase of internal-use software of $2.8 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively, previously classified as operating cash flows on the Consolidated Statements of Cash Flow, have been changed to investing cash flows. We concluded this revision was not material to the prior years’ cash flow statements. No other financial amounts or disclosures were affected.

Revenue Recognition – Revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered with the exception of engine revenue recognition in the Engine Products and Services segment as described in the following three paragraphs. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Progress towards completion is measured by reference to costs incurred to date as a percentage of estimated total project costs.

Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable. Contracts accounted for under the POC method represented revenues and operating income of $67.3 million and $13.1 million, respectively, for the year ended December 31, 2012, and $9.6 million and $1.5 million, respectively, for the year ended December 31, 2011.

The Engine Products and Services segment will continue to use the completed-contract method for engines in production at June 30, 2011. Revenue recognition for Engine Products and Services’ parts and services revenue did not change nor did the revenue recognition policy for the Sealing Products or Engineered Products segment.

Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains (losses) totaled $0.3 million, $(0.9) million, and $2.1 million for 2012, 2011, and 2010, respectively.

Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development under Company-funded programs for commercial products. Total research and development expenditures in 2012, 2011, and 2010 were $10.8 million, $14.6 million, and $12.4 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Income Taxes – We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. A valuation allowance recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A tax benefit from an uncertain tax position is recognized only if it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that is greater than 50 percent likely to be realized is recorded.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less at the time of purchase.

Receivables – Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. We establish an allowance for doubtful accounts receivable based on historical experience and any specific customer collection issues we have identified. Doubtful accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we have determined the balance will not be collected.

The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2012, we had $3.6 million of retentions expected to be collected in 2013 recorded in accounts receivable and $2.9 million of retentions expected to be collected beyond 2013 recorded in other long-term assets in the Consolidated Balance Sheets. At December 31, 2011, we had $5.5 million of current retentions and $0.7 million of long-term retentions recorded in the Consolidated Balance Sheets.

Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 37% and 33% of inventories were valued by the LIFO method in 2012 and 2011, respectively.

Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, incurred to date, including direct labor and factory overhead. Progress payments related to long-term contracts and programs are shown as a reduction of inventories. Initial program start-up costs and other nonrecurring costs are expensed as incurred. Inventoried costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 3 to 40 years; machinery and equipment, 3 to 10 years.

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

To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and discount rates. The discount rate we use is based on our weighted average cost of capital. For the market approach, we chose a group of 14 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.

We completed our required annual impairment tests of goodwill as of October 1, 2012, 2011, and 2010. During the 2012 test, we determined that the estimated fair value of our Compressor Products International (“CPI”) reporting unit, included in our Engineered Products segment, exceeded its book value by 10%. There is $55.4 million of goodwill allocated to CPI. The future cash flows modeled for CPI are dependent on certain cost saving restructuring initiatives and a customer-focused organizational realignment, both launched in 2012. The customer focused organizational realignment was critical to price and volume opportunities identified while developing the 2013 forecast. While there is uncertainty associated with the customer price and volume opportunities, only a portion were forecasted in the future cash flow model utilized for goodwill impairment testing. Finally, CPI is dependent on the strength of their customers and their respective industries to achieve sales forecasted for 2013. We determined all other reporting units had fair values substantially in excess of carrying values and there were no subsequent indicators of impairment through December 31, 2012. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step of the goodwill impairment test which could result in a material impairment of our goodwill at some point in the future.

Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 25 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount. The results of our assessments did not indicate any impairment to our intangible assets for the years presented.

Investment in GST – The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec Industries Inc (“Coltec”). Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”

On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST’s financial results were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, GAAP requires that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.

The investment in GST is subject to periodic reviews for impairment. To estimate the fair value, we consider many factors and use both discounted cash flow and market valuation approaches. In the discounted cash flow approach, we use cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. We do not adjust the assumption about asbestos claims values from the amount reflected in the liability GST recorded prior to the deconsolidation. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or, absent a negotiated resolution, by the Bankruptcy Court after contested proceedings. Our estimates are based upon assumptions we have consistently applied in prior years and which are believed to be reasonable, but which by their nature are uncertain and unpredictable. For the market approach, we use recent acquisition multiples for businesses of similar size to GST. We use a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides the best indication of value since it reflects the specific cash flows anticipated to be generated in the future by GST.

The ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment in GST.

Debt – We have $172.5 million outstanding in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Debentures”). Applicable authoritative accounting guidance required that the liability component of the Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the October 2005 issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $23.5 million as of December 31, 2012, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $149.0 million net carrying amount of the liability component at December 31, 2012. As of December 31, 2011, the unamortized debt discount was $30.4 million and the net carrying amount of the liability component was $142.1 million. Interest expense related to the Debentures for the years ended December 30, 2012, 2011 and 2010 includes $6.8 million of contractual interest coupon in each period and $6.9 million, $6.3 million and $5.8 million, respectively, of debt discount amortization.

Derivative Instruments – We use derivative financial instruments to manage our exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing our risk. We do not use financial instruments for trading purposes, nor do we use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST LLC as described in Note 11. We use multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $130.4 million and $125.5 million at December 31, 2012 and 2011, respectively. At December 31, 2012, foreign exchange contracts with notional amounts totaling $45.3 million were accounted for as cash flow hedges. As cash flow hedges, the effective portion of the gain or loss on the contracts was reported in accumulated other comprehensive loss and the ineffective portion was reported in income. Amounts in accumulated other comprehensive loss are reclassified into income, primarily cost of sales, in the period that the hedged transactions affect earnings. It is anticipated that substantially the entire amount within accumulated other comprehensive loss related to derivative instruments will be reclassified into income within the next twelve months. The remaining notional amounts of $85.1 million of foreign exchange contracts, most of which have a maturity date of a month or less, were recorded at their fair market value with changes in market value recorded in income. The balances of derivative assets are generally recorded in other current assets and the balances of derivative liabilities are generally recorded in accrued expenses in the Consolidated Balance Sheets.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The fair value of intangible assets associated with acquisitions was determined using a discounted cash flow analysis. Projecting discounted future cash flows required us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Similarly, the fair value computations for the recurring impairment analyses of goodwill, indefinite-lived intangible assets and the investment in GST would be classified as Level 3 due to the absence of quoted market prices or observable inputs. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates and discount rates. Significant changes in any of those inputs could result in a significantly different fair value measurement.

Recently Issued Accounting Pronouncements

In July 2012, existing accounting guidance regarding impairment testing for indefinite-lived intangible assets was amended. The change gives companies the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the required quantitative fair value calculation. The change is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted. There will be no effect on our consolidated financial results as the amendment relates only to the method of impairment testing.

In June 2011, accounting guidance was amended to change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These changes became effective retrospectively for fiscal years beginning after December 15, 2011. Other than the change in presentation, there was no effect on our consolidated financial statements.

In May 2011, existing accounting guidance regarding fair value measurement and disclosure was amended. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. These changes became effective for interim and annual periods beginning after December 15, 2011. There was no significant impact on our consolidated financial results and balance sheet.

2.	Acquisitions

In April 2012, we acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”), a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides related services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment.

The acquisition was paid for with approximately $85 million of cash, which was funded by additional borrowings from our revolving credit facility. The following table presents the purchase price allocation of Motorwheel as well as minor adjustments to previously completed acquisitions:

(in millions)
Accounts receivable	$7.0
Inventories	5.0
Property, plant and equipment	14.2
Goodwill	16.9
Other intangible assets	49.7
Other assets	0.1
Liabilities assumed	(7.6)

$85.3

Because the assets, liabilities and results of operations for this acquisition are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

In January 2011, we acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. In February 2011, we acquired the business of Pipeline Seal and Insulator, Inc. and its affiliates, a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. In February 2011, we acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of Western Canada. In July 2011, we acquired Tara Technologies Corporation, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. In August 2011, we acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately-held manufacturer of bearing blocks and other bearing products used in fluid power applications. The acquisitions completed during 2011 were paid for with $228.2 million in cash.

The following pro forma condensed consolidated financial results of operations for the years ended December 31, 2011 and 2010, are presented as if the 2011 acquisitions had been completed on January 1, 2010:

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

In September 2010, we acquired Hydrodyne, a designer and manufacturer of machined metallic seals and other specialized components used primarily by the space, aerospace and nuclear industries. This business is included in our Sealing Products segment. In August 2010, we acquired CC Technology, Progressive Equipment, Inc. and Premier Lubrication Systems, Inc. These businesses design and manufacture lubrication systems used in reciprocating compressors and are included in our Engineered Products segment. The acquisitions completed during 2010 were paid for with $25.9 million in cash.

3.	Discontinued Operations

During the fourth quarter of 2009, we announced our plans to sell the Quincy Compressor business (“Quincy”) that had been reported within the Engineered Products segment. Accordingly, we have reported, for all periods presented, the financial condition, results of operations and cash flows of Quincy as a discontinued operation in the accompanying consolidated financial statements.

On March 1, 2010, we completed the sale of Quincy, other than the equity interests in Kunshan Q-Tech Air Systems Technologies Ltd., Quincy’s operation in China (“Q-Tech”). The sale of the equity interests in Q-Tech was completed during the second quarter of 2010. The purchase price for the assets and equity interests sold was $189.1 million in cash. The purchaser also assumed certain liabilities of Quincy. The sale resulted in a gain of $147.8 million ($92.5 million, net of tax).

For the year ended December 31, 2010, results of operations from Quincy during the period owned by EnPro were as follows (in millions):

Sales	$23.3

Income from discontinued operations	$2.6
Income tax expense	(1.0)

Income from discontinued operations, before gain from disposal	1.6
Gain from disposal of discontinued operations, net of tax	92.5

Income from discontinued operations, net of taxes	$94.1

4.	Other Income (Expense)

Operating

We incurred $5.0 million, $1.4 million and $0.9 million of restructuring costs during the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, we initiated a number of restructuring activities throughout our operations, the most significant of which were at our Garlock, GGB and CPI businesses. At both Garlock and CPI, we consolidated several of our North American manufacturing operations and service centers into other existing sites. At GGB, we reduced the size of our workforce, primarily in Europe, as activity slowed in their markets. In addition, GGB also shut down their fluid film bearing product line, which began as a new product development effort a few years ago. Ultimately, the product did not prove to be commercially viable, and we made the decision to shut down production. Workforce reductions announced as a result of our 2012 restructuring activities totaled 189 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2012.

Restructuring reserves at December 31, 2012, as well as activity during the year, consisted of:

	Balance December 31, 2011	Provision	Payments	Balance December 31, 2012
	(in millions)
Personnel-related costs	$—	$2.8	$(2.7)	$0.1
Facility relocation and closure costs	0.6	2.2	(2.0)	0.8

	$0.6	$5.0	$(4.7)	$0.9

Restructuring reserves at December 31, 2011, as well as activity during the year, consisted of:

	Balance December 31, 2010	Provision	Payments	Balance December 31, 2011
	(in millions)
Personnel-related costs	$0.7	$0.1	$(0.8)	$—
Facility relocation costs	0.2	1.3	(0.9)	0.6

	$0.9	$1.4	$(1.7)	$0.6

Restructuring reserves at December 31, 2010, as well as activity during the year, consisted of:

	Balance December 31, 2009	Provision	Payments	Balance December 31, 2010
	(in millions)
Personnel-related costs	$2.6	$0.5	$(2.4)	$0.7
Facility demolition and relocation costs	0.4	0.4	(0.6)	0.2

	$3.0	$0.9	$(3.0)	$0.9

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Sealing Products	$1.5	$1.3	$0.4
Engineered Products	3.5	0.1	0.5

	$5.0	$1.4	$0.9

Also included in other operating expense for the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $0.9 million and $2.5 million, respectively, of legal fees primarily related to the bankruptcy of certain subsidiaries discussed further in Note 18.

Non-Operating

During 2012, we recorded expense of $1.2 million due to environmental reserve increases based on new facts at several specific sites. These sites all related to previously owned businesses.

In 2011, we contributed to our U.S. defined benefit pension plans a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 19, “Commitments and Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution which resulted in a $2.9 million gain.

5.	Income Taxes

Income from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Domestic	$27.7	$22.6	$55.7
Foreign	35.8	42.4	26.9

Total	$63.5	$65.0	$82.6

A summary of income tax expense in the Consolidated Statements of Operations from continuing operations is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Current:
Federal	$9.3	$4.7	$(3.3)
Foreign	5.5	11.3	6.2
State	1.8	0.5	0.5

	16.6	16.5	3.4

Deferred:
Federal	3.0	2.7	15.8
Foreign	3.5	1.5	1.3
State	(0.6)	0.1	0.8

	5.9	4.3	17.9

Total	$22.5	$20.8	$21.3

Income tax expense separately allocated to discontinued operations was $1.0 million for the year ended December 31, 2010. During the year ended December 31, 2010, an additional income tax expense of $55.3 million was separately allocated to the gain from the sale of Quincy.

Significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in millions)
Deferred income tax assets:
Net operating losses	$12.3	$9.7
Accrual for post-retirement benefits other than pensions	4.5	4.1
Environmental reserves	4.5	4.9
Retained liabilities of previously owned businesses	8.5	4.7
Accruals and reserves	5.4	7.8
Pensions	13.6	13.3
Minimum pension liability	38.3	38.2
Inventories	6.0	4.3
Interest	6.3	4.7
Compensation and benefits	9.3	8.9

Gross deferred income tax assets	108.7	100.6
Valuation allowance	(17.7)	(12.1)

Total deferred income tax assets	91.0	88.5

Deferred income tax liabilities:
Depreciation and amortization	(36.1)	(33.4)
GST deconsolidation gain	(21.4)	(21.0)

Total deferred income tax liabilities	(57.5)	(54.4)

Net deferred tax assets	$33.5	$34.1

At December 31, 2012, we had foreign tax net operating loss carryforwards of approximately $35.5 million of which approximately $7.2 million expire at various dates beginning in 2013, and approximately $28.3 million have an indefinite carryforward period. We also had state tax net operating loss carryforwards of approximately $47.7 million which expire at various dates between 2013 through 2029. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.

We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of approximately $17.7 million and $12.1 million have been recorded as of December 31, 2012 and 2011, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.

The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
US taxation of foreign profits, net of foreign tax credits	(4.5)	(3.5)	(9.9)
Research and employment tax credits	—	(2.0)	(0.3)
State and local taxes	1.8	0.9	1.6
Domestic production activities	(2.8)	(2.7)	(1.4)
Foreign tax rate differences	(2.2)	(3.6)	(1.3)
Uncertain tax positions and prior adjustments	(0.4)	1.8	(1.7)
Capital loss utilization	—	—	(2.2)
Statutory changes in tax rates	(0.4)	(0.8)	—
Valuation allowance	7.5	4.8	5.2
Nondeductible expenses	1.7	2.0	1.3
Other items, net	(0.4)	0.2	(0.5)

Effective income tax rate	35.3%	32.1%	25.8%

We have not provided for the federal and foreign withholding taxes on approximately $150 million of foreign subsidiaries’ undistributed earnings as of December 31, 2012, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would approximate $2.7 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received deductions and foreign tax credits.

As of December 31, 2012 and 2011, we had $6.3 million and $4.8 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2012 and 2011, $3.2 million and $3.9 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.5 million and $0.8 million accrued for interest and penalties at December 31, 2012 and 2011, respectively. Income tax expense for the years ended December 31, 2012, 2011 and 2010, includes $(0.2) million, $(0.2) million and $0.2 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2012	2011	2010
Balance at beginning of year	$4.8	$2.4	$7.2
Reductions from deconsolidation of GST	—	—	(3.9)
Additions as a result of acquisitions	0.1	0.5	—
Additions based on tax positions related to the current year	0.9	0.7	0.3
Additions for tax positions of prior years	2.7	3.1	0.1
Reductions for tax positions of prior years	(0.2)	(0.1)	(0.7)
Reductions as a result of a lapse in the statute of limitations	(1.9)	(1.5)	(0.6)
Reductions as a result of audit settlements	(0.1)	(0.3)	—

Balance at end of year	$6.3	$4.8	$2.4

The IRS completed the field examination for our 2008, 2009, and 2010 U.S. federal income tax returns during the third quarter of 2012. As a result of the IRS’s conclusion of its field examination, we reduced our gross unrecognized tax benefits by $2.0 million to reflect amounts determined to be effectively settled. US federal income tax returns after 2010 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are currently under examination. Substantially all significant state, local and foreign income tax returns for the years 2005 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $1.5 million.

6.	Earnings Per Share

Basic earnings per share is computed by dividing the applicable net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share is as follows:

	2012	2011	2010
Numerator (basic and diluted):
Continuing operations	$41.0	$44.2	$61.3
Discontinued operations	—	—	94.1

Net income	$41.0	$44.2	$155.4

Denominator:
Weighted-average shares – basic	20.7	20.5	20.3
Share-based awards	0.4	0.3	0.3
Convertible debentures	0.5	0.7	0.1

Weighted-average shares – diluted	21.6	21.5	20.7

Earnings per share – basic:
Continuing operations	$1.99	$2.15	$3.01
Discontinued operations	—	—	4.63

	$1.99	$2.15	$7.64

Earnings per share – diluted
Continuing operations	$1.90	$2.06	$2.96
Discontinued operations	—	—	4.55

	$1.90	$2.06	$7.51

As discussed further in Note 12, we have issued Debentures. Under the terms of the Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price.

7.	Inventories

	As of December 31,
	2012	2011
	(in millions)
Finished products	$72.0	$64.5
Deferred costs relating to long-term contracts	16.6	28.6
Work in process	33.4	18.9
Raw materials and supplies	36.3	42.3

	158.3	154.3
Reserve to reduce certain inventories to LIFO basis	(12.4)	(12.0)
Progress payments	(15.1)	(29.7)

Total	$130.8	$112.6

8.	Property, Plant and Equipment

	As of December 31,
	2012	2011
	(in millions)
Land	$5.8	$3.9
Buildings and improvements	96.3	84.3
Machinery and equipment	341.6	312.5
Construction in progress	25.3	21.6

	469.0	422.3
Less accumulated depreciation	(283.5)	(258.1)

Total	$185.5	$164.2

9.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2012 and 2011 are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)
Gross goodwill as of December 31, 2010	$93.5	$148.0	$7.1	$248.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2010	65.7	39.3	7.1	112.1

Foreign currency translation	(0.7)	(0.7)	—	(1.4)
Acquisitions	71.3	19.2	—	90.5

Gross goodwill as of December 31, 2011	164.1	166.5	7.1	337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2011	136.3	57.8	7.1	201.2

Foreign currency translation	0.6	1.8	—	2.4
Acquisitions	15.9	0.9	—	16.8

Gross goodwill as of December 31, 2012	180.6	169.2	7.1	356.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2012	$152.8	$60.5	$7.1	$220.4

Identifiable intangible assets are as follows:

	As of December 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$190.0	$70.7	$166.9	$54.4
Existing technology	53.8	13.3	34.7	10.6
Trademarks	33.2	14.8	33.1	12.2
Other	23.6	15.7	24.3	12.2

	300.6	114.5	259.0	89.4
Indefinite-Lived:
Trademarks	36.4	—	26.1	—

Total	$337.0	$114.5	$285.1	$89.4

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $24.3 million, $19.8 million and $13.2 million, respectively.

The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2013	$24.1
2014	$23.0
2015	$21.4
2016	$18.8
2017	$17.5

10.	Accrued Expenses

	As of December 31,
	2012	2011
	(in millions)
Salaries, wages and employee benefits	$47.2	$52.9
Interest	28.8	27.6
Other	45.8	39.0

	$121.8	$119.5

11.	Related Party Transactions

The deconsolidation of GST from our financial results, discussed more fully in Note 1, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.

As of December 31, 2012 and 2011, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $10.1 million and $9.9 million, respectively, from GST LLC’s subsidiaries in Mexico and Australia. The unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In 2012 and 2011, PIK interest of $10.7 million and $10.2 million, respectively, was added to the principal balance of the Intercompany Notes. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under our senior secured revolving credit facility described in Note 12.

We regularly transact business with GST through the purchase and sale of products. We also provide services for GST including information technology, supply chain, treasury, tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current income tax accounting guidance. This method generally allocates taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation.

Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Years Ended December 31,
		2012	2011	2010
		(in millions)
Sales to GST	Net sales	$26.1	$24.4	$11.4
Purchases from GST	Cost of sales	$20.1	$21.7	$9.1
Interest expense	Interest expense	$27.8	$26.7	$14.7

	Financial Statement Location	As of December 31,
		2012	2011
		(in millions)
Due from GST	Accounts receivable	$20.5	$18.5
Income tax receivable	Deferred income taxes and income tax receivable	$32.8	$24.1
Due to GST	Accounts payable	$5.0	$4.9
Accrued interest	Accrued expenses	$27.4	$26.1

Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $21.9 million as of December 31, 2012. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

12.	Long-Term Debt

	As of December 31,
	2012	2011
	(in millions)
Convertible Debentures	$149.0	$142.1
Revolving debt	34.2	4.0
Other notes payable	2.1	4.1

	185.3	150.2
Less current maturities of long-term debt	1.0	1.6

	$184.3	$148.6

Debentures

We have $172.5 million outstanding in aggregate principal amount of Debentures. The Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They effectively rank junior to all secured indebtedness to the extent of the value of the assets securing such indebtedness. The Debentures do not contain financial covenants.

Holders may convert the Debentures under certain circumstances. Upon conversion of any Debentures, the principal amount would be settled in cash and the premium, if any, in shares of our common stock. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Debentures. This is equal to an initial conversion price of $33.79 per share. The Debentures may be converted under any of the following circumstances:

•

during any fiscal quarter (and only during such fiscal quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter was 130% or more of the then current conversion price per share of common stock on that 30th trading day;

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

None of the conditions that permit conversion were satisfied at December 31, 2012.

We used a portion of the net proceeds from the sale of the Debentures to enter into call options (hedge and warrant transactions), which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares from us at $46.78 per share. This will reduce potential dilution to our common shareholders from conversion of the Debentures by increasing the effective conversion price to $46.78 per share.

Credit Facility

Our primary U.S. operating subsidiaries, other than GST LLC, are parties to a senior secured revolving credit facility with a maximum availability of $175 million. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit, and any reserves. Under certain conditions, we may request an increase to the facility maximum availability to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016.

Borrowings under the credit facility are secured by specified assets of the Company and our U.S. operating subsidiaries, other than GST LLC, and primarily include accounts receivable, inventory, equipment, real property elected to be pledged, deposit accounts, intercompany loans, intellectual property and related contract rights, general intangibles related to any of the foregoing and proceeds related to disposal or sale of the foregoing. Subsidiary capital stock is not included as collateral.

Outstanding borrowings under the credit facility bear interest at a rate equal to, at our option, either (1) a base/prime rate plus an applicable margin or (2) the adjusted one, two, three or six-month LIBOR rate plus an applicable margin. Pricing under the credit facility at any particular time is determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. At December 31, 2012, the applicable margin for base/prime rate loans was 1.00% and the applicable margin for LIBOR loans was 2.00%. The undrawn portion of the credit facility is subject to an unused line fee. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit.

The credit agreement contains customary covenants and restrictions for an asset-based credit facility, including negative covenants limiting certain: fundamental changes (such as merger transactions); loans; incurrence of debt other than specifically permitted debt; transactions with affiliates that are not on arm’s-length terms; incurrence of liens other than specifically permitted liens; repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents); prepayments of other debt; dividends; asset dispositions other than as specifically permitted; and acquisitions and other investments other than as specifically permitted. The credit facility also requires us to maintain a minimum fixed charge coverage ratio in the event the amount available for borrowing is less than certain calculated amounts which vary based on the available borrowing base and the aggregate commitments of the lenders under the credit facility.

The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control.

The actual borrowing availability at December 31, 2012, under our senior secured revolving credit facility was $90.7 million after giving consideration to $3.8 million of letters of credit outstanding and $34.2 million of revolver borrowings.

Future principal payments on long-term debt are as follows:

(in millions)
2013	$1.0
2014	0.2
2015	206.8
2016	0.1
2017	0.1
Thereafter	0.6

$208.8

The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures. In the Consolidated Balance Sheets, this amount is shown net of a debt discount pursuant to applicable accounting rules.

13.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.9	$21.9	$—	$—

	21.9	21.9	—	—

Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	4.5	4.5	—	—

	$29.4	$26.4	$3.0	$—

Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$7.4	$6.5	$0.9	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$13.0	$13.0	$—	$—

	13.0	13.0	—	—

Guaranteed investment contract	2.5	—	2.5	—
Foreign currency derivatives	1.2	—	1.2	—
Deferred compensation assets	3.3	3.3	—	—

	$20.0	$16.3	$3.7	$—

Liabilities
Deferred compensation liabilities	$5.2	$5.2	$—	$—
Foreign currency derivatives	2.1	—	2.1	—

	$7.3	$5.2	$2.1	$—

Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value for the guaranteed investment contract is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The fair values for foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$185.3	$261.6	$150.2	$217.4
Notes payable to GST	$248.1	$268.2	$237.4	$239.8

The fair values for long-term debt are based on quoted market prices, but this would be considered a Level 2 computation because the market is not active. The Notes payable to GST computation would be considered Level 2 since it is based on rates available to us for debt with similar terms and maturities.

14.	Pensions and Postretirement Benefits

We have several non-contributory defined benefit pension plans covering eligible employees in the United States and several European countries. We also had non-contributory defined benefit pension plans in Canada and Mexico prior to the deconsolidation of GST LLC. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006, and other employees who chose to freeze their benefits. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.

Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. We recorded $6.3 million, $6.0 million and $5.8 million in expenses in 2012, 2011 and 2010, respectively, for matching contributions under these plans.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2012, 2011 and 2010, we contributed $11.3 million, $5.9 million and $1.3 million, respectively, in cash to our U.S. pension plans. In 2011, we also contributed to our U.S. defined benefit pension plans a GIC received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 19, “Commitments and Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. We anticipate there will be a required funding of $19.1 million in 2013. Additionally, we expect to make total contributions of approximately $0.4 million in 2013 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $270.5 million, $257.7 million and $157.4 million at December 31, 2012, and $243.4 million, $231.4 million and $134.6 million at December 31, 2011, respectively.

We amortize prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.

We provide, through non-qualified plans, supplemental pension benefits to a limited number of employees. Certain of our subsidiaries also sponsor unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory. The amounts included in “Other Benefits” in the following tables include the non-qualified plans and the other defined benefit postretirement plans discussed above.

The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2012 and 2011.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$244.1	$197.5	$5.3	$4.5
Service cost	5.7	4.8	0.3	0.6
Interest cost	10.5	10.7	0.2	0.2
Actuarial loss	17.9	39.1	0.4	0.4
Benefits paid	(7.1)	(6.4)	(0.8)	(0.4)
Other	0.2	(1.6)	—	—

Projected benefit obligations at end of year	271.3	244.1	5.4	5.3

Change in Plan Assets
Fair value of plan assets at beginning of year	135.4	113.3
Actual return on plan assets	19.7	2.2
Administrative expenses	(1.2)	(1.3)
Benefits paid	(7.1)	(6.4)
Company contributions	11.5	27.6

Fair value of plan assets at end of year	158.3	135.4

	2012	2011	2012	2011
Underfunded Status at End of Year	$(113.0)	$(108.7)	$(5.4)	$(5.3)

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$—	$0.1	$—	$—
Current liabilities	(0.3)	(0.1)	(0.4)	(1.1)
Long-term liabilities	(112.7)	(108.7)	(5.0)	(4.2)

	$(113.0)	$(108.7)	$(5.4)	$(5.3)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011 consist of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(in millions)
Net actuarial loss	$99.5	$99.1	$1.1	$0.9
Prior service cost	1.4	1.4	0.3	0.3

	$100.9	$100.5	$1.4	$1.2

The accumulated benefit obligation for all defined benefit pension plans was $258.6 million and $232.1 million at December 31, 2012 and 2011, respectively.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.7	$4.8	$5.4	$0.4	$0.7	$0.6
Interest cost	10.5	10.7	11.1	0.2	0.2	0.4
Expected return on plan assets	(11.0)	(9.4)	(9.1)	—	—	—
Amortization of prior service cost	0.3	0.3	0.5	0.1	0.1	0.1
Recognized net actuarial loss	9.8	4.7	4.8	—	—	0.1
Curtailment	—	—	0.7	0.1	—	—
Deconsolidation of GST	(2.2)	(1.5)	(0.8)	—	—	—

Net periodic benefit cost	13.1	9.6	12.6	0.8	1.0	1.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	9.3	46.2	10.6	0.4	0.3	0.6
Prior service cost	0.4	—	0.4	—	—	0.1
Amortization of net loss	(9.8)	(4.7)	(5.0)	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.1)	(0.1)	(0.1)
Deconsolidation of GST	—	—	(18.2)	—	—	(3.3)
Other adjustment	0.8	—	(1.8)	(0.1)	—	(0.1)

Total recognized in other comprehensive income	0.4	41.2	(14.5)	0.2	0.2	(2.8)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$13.5	$50.8	$(1.9)	$1.0	$1.2	$(1.6)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $8.8 million and $0.1 million, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.0%	4.25%	5.5%	4.25%	4.25%	5.5%
Rate of compensation increase	3.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.25%	5.5%	6.0%	4.25%	5.5%	6.0%
Expected long-term return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.0% at December 31, 2012. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2013. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.7 million per year.

The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.

We use the RP-2000 mortality table projected to 2020 by Scale AA to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2012	2011
Health care cost trend rate assumed for next year	7.5%	7.7%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2025

A one percentage point change in the assumed health-care cost trend rate would have an impact of less than $0.1 million on net periodic benefit cost and $0.2 million on benefit obligations.

Plan Assets

The asset allocation for pension plans at the end of 2012 and 2011, and the target allocation for 2013, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2013	2012	2011
Asset Category
Equity securities	65%	65%	63%
Fixed income	35%	35%	37%

	100%	100%	100%

Our investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. Fixed income investments include a mix of treasury obligations and high-quality money market instruments. The asset allocation policy is reviewed and any significant variation from the target asset allocation mix is rebalanced periodically. The plans have no direct investments in our common stock.

Other than the guaranteed investment contract, the plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The guaranteed investment contract would be considered a Level 2 asset whose fair value is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The investment portfolio of the various funds at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in millions)
Mutual funds – U.S. equity	$77.0	$66.7
Fixed income treasury and money market	31.3	27.0
Mutual funds – international equity	26.7	19.6
Guaranteed investment contract	22.7	21.6
Cash equivalents	0.6	0.5

	$158.3	$135.4

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2013	$8.5	$0.4
2014	9.2	0.2
2015	9.9	0.2
2016	11.0	0.3
2017	12.1	0.3
Years 2018 – 2022	74.8	5.9

15.	Accumulated Other Comprehensive Loss

	As of December 31,
	2012	2011
	(in millions)
Unrealized translation adjustments	$41.6	$36.3
Pension and other postretirement plans	(64.0)	(63.5)
Accumulated net loss on cash flow hedges	(0.6)	(0.5)

Accumulated other comprehensive loss	$(23.0)	$(27.7)

The unrealized translation adjustments are net of deferred taxes of $1.0 million and $1.0 million in 2012 and 2011, respectively. The pension and other postretirement plans are net of deferred taxes of $38.3 million and $38.2 million in 2012 and 2011, respectively. The accumulated net loss on cash flow hedges is net of deferred taxes of $0.4 million and $0.3 million in 2012 and 2011, respectively.

16.	Equity Compensation Plan

We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 4.3 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2012, there are 0.8 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.

The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2012, there was $2.8 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted average period of 1.0 years.

Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2012, 2011 and 2010. Each grant will vest if we achieve specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash (if any), and shares are forfeited if a grantee terminates employment. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period. As of December 31, 2012, there was $2.2 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted average period of 1.7 years.

Restricted stock, with three or four year restriction periods from the initial grant date were issued in 2012, 2011 and 2010, respectively. Compensation expense related to the restricted shares is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2012, there was $0.7 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 1.5 years.

A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	288,839	$18.73	290,110	$30.66	135,603	$32.37
Granted	78,362	24.49	331,692	24.10	4,000	31.75
Vested	—	—	(52,292)	30.66	(2,500)	21.46
Forfeited	(30,295)	19.83	(58,274)	27.33	—	—
Shares settled for cash	(19,301)	28.90	—	—	—	—
Achievement level adjustment	—	—	(209,168)	30.66	—	—

Nonvested at December 31, 2010	317,605	18.91	302,068	24.10	137,103	32.35
Granted	67,454	42.07	93,488	42.30	3,750	39.25
Vested	—	—	—	—	(97,436)	31.84
Forfeited	(13,946)	25.04	(15,408)	25.03	—	—
Shares settled for cash	(2,263)	39.56	—	—	—	—

Nonvested at December 31, 2011	368,850	23.24	380,148	28.54	43,417	$34.69
Granted	83,841	37.65	137,382	37.65	15,000	41.47
Vested	(98,834)	18.80	(275,336)	24.10	(17,833)	34.55
Forfeited	(19,127)	31.65	(22,992)	31.48	—	—
Shares settled for cash	(32,243)	41.88	—	—	—	—

Nonvested at December 31, 2012	302,487	$29.43	219,202	$39.52	40,584	$37.27

The number of performance share awards shown in the table above represents the maximum number that could be issued.

Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2012, there was $0.3 million of unrecognized compensation cost related to nonvested stock options.

The following table provides certain information with respect to stock options as of December 31, 2012:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $40.00	100,000	100,000	$34.55	5.28 years
Over $40.00	25,288	—	$42.24	8.12 years

Total	125,288	100,000	$36.10	5.85 years

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	159,788	$29.50
Exercised	(34,500)	$5.51

Balance at December 31, 2012	125,288	$36.10

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2012	2011	2010

Options outstanding	$0.6	$0.8	$5.5
Options exercisable	$0.6	$0.8	$5.2
Options exercised	$1.2	$2.1	$8.2

Consideration received from option exercises under the Plan for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.5 million and $1.0 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.5 million, $0.2 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2012	2011	2010

Compensation expense	$7.3	$6.6	$6.7
Related income tax benefit	$2.7	$2.5	$2.5

Each non-employee director receives an annual grant of phantom shares equal in value to $75,000. We will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2012, 2011 and 2010 related to these phantom share grants was $0.9 million, zero and $1.7 million, respectively. Cash payments of $0.3 million and $0.6 million were used to settle phantom shares during 2012 and 2011, respectively.

17.	Business Segment Information

We have three reportable segments. The Sealing Products segment manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; heavy-duty truck wheel-end component systems, including brake products; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; bellows and bellows assemblies; pedestals for semiconductor manufacturing; polytetrafluoroethylene (“PTFE”) products; conveyor belting; and sheeted rubber products.

The Engineered Products segment manufactures self-lubricating, non-rolling bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors.

The Engine Products and Services segment manufactures and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.

GST’s results, prior to its deconsolidation on June 5, 2010, were included in the Sealing Products segment. Segment operating results and other financial data for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Sales
Sealing Products	$609.1	$534.9	$397.6
Engineered Products	363.0	386.7	302.5
Engine Products and Services	214.6	185.8	166.0

	1,186.7	1,107.4	866.1
Intersegment sales	(2.5)	(1.9)	(1.1)

Total sales	$1,184.2	$1,105.5	$865.0

Segment Profit
Sealing Products	$88.8	$81.2	$70.3
Engineered Products	20.5	29.2	16.3
Engine Products and Services	39.2	30.6	35.5

Total segment profit	148.5	141.0	122.1

Corporate expenses	(32.3)	(32.6)	(36.7)
Asbestos-related expenses	—	—	(23.3)
Gain on deconsolidation of GST	—	—	54.1
Interest expense, net	(42.8)	(39.6)	(25.9)

Other expense, net	(9.9)	(3.8)	(7.7)

Income from continuing operations before income taxes	$63.5	$65.0	$82.6

No customer accounted for 10% or more of net sales in 2012, 2011 or 2010.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Capital Expenditures
Sealing Products	$9.7	$10.9	$8.4
Engineered Products	20.9	11.9	7.4
Engine Products and Services	4.9	8.4	5.9
Corporate	0.1	0.3	0.2

Total capital expenditures	$35.6	$31.5	$21.9

Depreciation and Amortization Expense
Sealing Products	$30.3	$22.9	$16.7
Engineered Products	21.8	21.5	18.4
Engine Products and Services	3.1	3.6	3.9
Corporate	0.3	0.4	0.6

Total depreciation and amortization	$55.5	$48.4	$39.6

Net Sales by Geographic Area
United States	$654.2	$561.3	$453.7
Europe	305.0	321.4	251.0
Other foreign	225.0	222.8	160.3

Total	$1,184.2	$1,105.5	$865.0

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2012	2011
	(in millions)
Assets
Sealing Products	$528.8	$474.8
Engineered Products	318.5	324.3
Engine Products and Services	121.8	99.1
Corporate	401.8	353.9

	$1,370.9	$1,252.1

Long-Lived Assets
United States	$114.1	$95.4
France	23.4	20.9
Other Europe	34.7	33.7
Other foreign	13.3	14.2

Total	$185.5	$164.2

Corporate assets include all of our cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

18.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.

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

In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. The proposed plan calls for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The proposed plan provides that each present asbestos personal injury claim, i.e., any pending claim or one that arises between the Petition Date and plan confirmation, will be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. Based on a preliminary estimate provided by Bates White, the estimation expert retained by counsel to GST prior to the time that GST filed its proposed plan, GST estimates that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost the reorganized GST approximately $70 million. Under the proposed plan, all non-asbestos claimants would be paid the full value of their claims.

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

Through December 31, 2012, GST has recorded reorganization costs, including fees and expenses, in the Chapter 11 case totaling $57.4 million. The total includes $31.3 million for fees and expenses of GST’s counsel and experts; $21.3 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $4.8 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $31.4 million of those case-related fees and expenses in 2012, $17.0 million in 2011, and $9.0 million in 2010.

Financial Results

Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST

(Debtor-in-Possession)

Condensed Combined Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
Net sales	$240.1	$236.1	$198.3
Cost of sales	145.3	144.7	122.5

Gross profit	94.8	91.4	75.8

Operating expenses:
Selling, general and administrative	45.1	45.4	44.6
Asbestos-related	(1.6)	2.7	24.4
Other	1.7	0.8	0.1

	45.2	48.9	69.1

Operating income	49.6	42.5	6.7
Interest income, net	27.9	26.8	25.5

Income before reorganization expenses and income taxes	77.5	69.3	32.2
Reorganization expenses	(31.4)	(17.0)	(9.0)

Income before income taxes	46.1	52.3	23.2
Income tax expense	(16.3)	(19.6)	(8.2)

Net income	$29.8	$32.7	$15.0

Comprehensive income	$30.4	$31.6	$19.0

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
Net cash flows from operating activities	$31.9	$44.2	$66.0

Investing activities
Purchases of property, plant and equipment	(6.9)	(3.3)	(3.6)
Net receipts from loans to affiliates	0.5	13.1	22.7
Purchase of held-to-maturity securities	(110.0)	—	—
Receipts from (deposits into) restricted cash accounts	1.4	(6.5)	—
Acquisitions, net of cash acquired	—	(7.5)	—

Net cash provided by (used in) investing activities	(115.0)	(4.2)	19.1

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.8)	0.5

Net increase in cash and cash equivalents	(82.7)	39.2	85.6
Cash and cash equivalents at beginning of year	126.3	87.1	1.5

Cash and cash equivalents at end of year	$43.6	$126.3	$87.1

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets

As of December 31, 2012 and 2011

(in millions)

	2012	2011
Assets:
Current assets	$168.2	$237.0
U.S. Treasury securities	110.0	—
Asbestos insurance receivable	120.7	142.3
Deferred income taxes	124.8	131.0
Notes receivable from affiliate	237.4	227.2
Other assets	74.3	74.1

Total assets	$835.4	$811.6

Liabilities and Shareholder’s Equity:
Current liabilities	$76.9	$65.9
Other liabilities	10.8	27.6
Liabilities subject to compromise (A)	468.4	469.2

Total liabilities	556.1	562.7
Shareholder’s equity	279.3	248.9

Total liabilities and shareholder’s equity	$835.4	$811.6

(A)

Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of December 31, 2012. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 19, “Commitments and Contingencies – Asbestos.”

19.	Commitments and Contingencies

General

A description of environmental, asbestos and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.

Environmental

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with environmental, health and safety laws as they relate to our operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries is involved at 17 sites where the cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 13 sites and are in progress at the other four sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.

Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2012 and 2011, we had accrued liabilities of $11.3 million and $12.6 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Financial Statements. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

We believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 17 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.

See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Colt Firearms and Central Moloney

We may have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that these potential contingent liabilities are not material to the Company’s financial condition, results of operation and cash flows. Coltec also has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

Crucible Steel Corporation a/k/a Crucible, Inc.

Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1983 when its assets and liabilities were distributed to a new Coltec subsidiary, Crucible Materials Corporation. Coltec sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009.

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

Concurrent with the establishment of the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”) to provide protection against the inability of the Benefits Trust to meet its obligations. On July 27, 2010, we received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, were no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. We received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of $2.3 million. In addition, we contributed $0.9 million directly to the Benefits Trust. The $2.3 million GIC is being held in a special account in case of a shortfall in the Benefits Trust and has a current value of $2.6 million. The GIC, with a contract value of approximately $18 million and a fair value of approximately $21 million, was contributed to our U.S. defined benefit pension plans in July 2011. The difference of $2.9 million between the contract value and fair value of the GIC was reported as other non-operating income in our

Consolidated Statements of Operations. Refer to Note 14, “Pensions and Postretirement Benefits” for additional information about the contribution.

We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental,” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.

Warranties

We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs it may incur under our warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claims data and historical experience warrant.

Changes in the carrying amount of the product warranty liability for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(in millions)
Balance at beginning of year	$3.5	$3.5
Charges to expense	3.2	3.6
Settlements made (primarily payments)	(2.6)	(3.6)

Balance at end of period	$4.1	$3.5

Asbestos

Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but only GST LLC and Anchor have ever paid an asbestos claim.

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

Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process. See Note 18 for additional information about this process and its impact on us.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and information about pending cases obtained in the Chapter 11 proceeding, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 600) did not respond to the questionnaire at all, many others (more than 1,700) acknowledged that they do not have mesothelioma, that they cannot establish exposure to GST products, or that their claims were dismissed, settled or withdrawn. Still others responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, less than 3,500 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At December 31, 2012, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At December 31, 2012, we had $141.9 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $53.2 million since the Petition Date. Of the $141.9 million of available insurance coverage remaining, we consider $140.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.9 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $141.9 million, $105.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $106.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $141.9 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $141.9 million is in addition to the $16.1 million collected in 2012. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2013 – $21.2 million

2014 – $22 million

2015 – $20 million

2016 – $18 million

2017 – $13 million

2018 – $11 million

In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 (including $4.4 million in 2012) and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $141.9 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the Petition Date in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.

Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at December 31, 2012 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

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

We cannot predict when a plan of reorganization for GST might be approved and effective; however, an estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes has been tentatively scheduled for July 2013. We believe that GST will present compelling defenses at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore, GST believes the amounts that will be paid under its proposed plan would be far more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

Other Commitments

We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2012 (in millions):

2013	$13.4
2014	11.2
2015	9.4
2016	7.8
2017	6.9
Thereafter	7.6

Total minimum payments	$56.3

Net rent expense was $15.1 million, $15.7 million and $12.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

20.	Subsequent Event

In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012 which retroactively extended various tax provisions applicable to the Company. As a result, we expect that our income tax provision for the first quarter of 2013 will include a tax benefit which will significantly reduce our effective tax rate for the quarter and to a lesser extent the annual effective tax rate for 2013.

21.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2012	2011	2012	2011	2012	2011	2012	2011

Net sales	$311.5	$269.6	$301.7	$263.7	$291.7	$300.8	$279.3	$271.4

Gross profit	$107.2	$94.0	$103.0	$99.3	$98.8	$96.8	$91.1	$88.9

Net income	$13.8	$15.2	$10.2	$12.2	$11.3	$14.2	$5.7	$2.6

Basic earnings per share	$0.67	$0.74	$0.50	$0.59	$0.54	$0.70	$0.28	$0.12

Diluted earnings per share	$0.64	$0.71	$0.47	$0.56	$0.53	$0.66	$0.27	$0.12

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2012	$4.6	$1.7	$(0.9)	$0.3	$5.7
2011	$3.6	$1.6	$(0.9)	$0.3	$4.6
2010	$4.2	$1.1	$(1.4)	$(0.3)	$3.6

(1)	Consists primarily of the effect of changes in currency rates and the deconsolidation of GST.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2012	$12.1	$4.8	$—	$0.8	$17.7
2011	$10.1	$3.1	$—	$(1.1)	$12.1
2010	$7.7	$4.5	$(3.2)	$1.1	$10.1

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.