Form 10-Q
period 2013-03-31
ENPRO INDUSTRIES, INC
filed 2013-05-08
CIK 1164863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 20,881,443 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Quarters Ended March 31, 2013 and 2012

(in millions, except per share amounts)

	2013	2012

Net sales	$286.9	$311.5
Cost of sales	192.7	204.3

Gross profit	94.2	107.2

Operating expenses:
Selling, general and administrative	72.6	73.5
Other	0.9	1.5

	73.5	75.0

Operating income	20.7	32.2
Interest expense	(11.1)	(10.7)
Interest income	0.1	0.1

Income before income taxes	9.7	21.6
Income tax expense	(1.1)	(7.8)

Net income	$8.6	$13.8

Comprehensive income	$1.0	$21.3

Basic earnings per share	$0.41	$0.67

Diluted earnings per share	$0.39	$0.64

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Quarters Ended March 31, 2013 and 2012

(in millions)

	2013	2012
OPERATING ACTIVITIES
Net income	$8.6	$13.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7.4	6.5
Amortization	6.7	6.0
Accretion of debt discount	1.8	1.7
Deferred income taxes	(4.3)	7.9
Stock-based compensation	(1.8)	2.5
Excess tax benefits from stock-based compensation	(2.0)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(19.5)	(11.6)
Inventories	(2.3)	(15.6)
Accounts payable	4.2	9.9
Other current assets and liabilities	(8.3)	(15.6)
Other non-current assets and liabilities	(8.3)	(2.1)

Net cash provided by (used in) operating activities	(17.8)	3.4

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9.8)	(5.5)
Payments for capitalized internal-use software	(3.5)	(0.4)
Acquisitions, net of cash acquired	(2.2)	(0.5)
Other	0.1	—

Net cash used in investing activities	(15.4)	(6.4)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings	7.4	(0.3)
Proceeds from debt	63.3	41.8
Repayments of debt	(42.5)	(30.4)
Other	2.0	—

Net cash provided by financing activities	30.2	11.1

Effect of exchange rate changes on cash and cash equivalents	(2.4)	0.6

Net increase (decrease) in cash and cash equivalents	(5.4)	8.7
Cash and cash equivalents at beginning of period	53.9	30.7

Cash and cash equivalents at end of period	$48.5	$39.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16.7	$15.9
Income taxes (net of refunds of $3.3 in 2012)	$5.4	$(0.1)

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$48.5	$53.9
Accounts receivable	204.4	187.2
Inventories	131.9	130.8
Prepaid expenses and other current assets	24.9	22.3

Total current assets	409.7	394.2
Property, plant and equipment	186.7	185.5
Goodwill	217.1	220.4
Other intangible assets	216.4	222.5
Investment in GST	236.9	236.9
Other assets	115.2	111.4

Total assets	$1,382.0	$1,370.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from GST	$17.9	$10.1
Notes payable to GST	11.2	10.7
Current maturities of long-term debt	150.9	1.0
Accounts payable	87.1	83.9
Accrued expenses	101.1	121.8

Total current liabilities	368.2	227.5
Long-term debt	57.1	184.3
Notes payable to GST	248.1	237.4
Pension liability	106.4	112.7
Other liabilities	55.9	61.9

Total liabilities	835.7	823.8

Commitments and contingencies

Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,928,542 shares in 2013 and 20,904,857 shares in 2012	0.2	0.2
Additional paid-in capital	423.6	425.4
Retained earnings	154.5	145.9
Accumulated other comprehensive loss	(30.6)	(23.0)
Common stock held in treasury, at cost – 203,895 shares in 2013 and 204,382 shares in 2012	(1.4)	(1.4)

Total shareholders’ equity	546.3	547.1

Total liabilities and shareholders’ equity	$1,382.0	$1,370.9

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance

Overview

EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture and marketing of proprietary engineered industrial products that primarily include: sealing products; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2012, was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2012 included within our annual report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

All significant intercompany accounts and transactions between our consolidated operations have been eliminated.

Certain prior period amounts have been revised to conform to current classifications. Cash payments of $0.4 million for the three months ended March 31, 2012 that are associated with the development or purchase of internal-use software have been presented as investing cash flows on the Consolidated Statement of Cash Flows. They were previously classified as operating cash flows. We concluded this revision was not material to the prior period’s cash flow statement and no other financial amounts or disclosures were affected.

Recently Issued Authoritative Accounting Guidance

In February 2013, accounting guidance was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Companies are also required to present reclassifications by component when reporting changes in the accumulated other comprehensive income balances. These changes became effective prospectively in fiscal years and interim periods within those years beginning after December 15, 2012. Other than the change in presentation, there was no effect on the consolidated financial results.

2.	Earnings Per Share

	Quarters Ended March 31,
	2013	2012
	(in millions, except per share amounts)

Numerator (basic and diluted):
Net income	$8.6	$13.8

Denominator:
Weighted-average shares – basic	20.7	20.6
Share-based awards	0.2	0.3
Convertible debentures	1.4	0.5

Weighted-average shares – diluted	22.3	21.4

Earnings per share:
Basic	$0.41	$0.67

Diluted	$0.39	$0.64

As discussed further in Note 8, we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price.

3.	Inventories

	March 31, 2013	December 31, 2012
	(in millions)

Finished products	$71.9	$72.0
Deferred costs relating to long-term contracts	14.4	16.6
Work in process	43.6	33.4
Raw materials and supplies	37.0	36.3

	166.9	158.3
Reserve to reduce certain inventories to LIFO basis	(12.4)	(12.4)
Progress payments	(22.6)	(15.1)

Total	$131.9	$130.8

The deferred costs and progress payments shown in the table above relate to engine contracts accounted for under the completed contract method of accounting. In addition, we have made progress payments to our vendor on long lead time manufactured engine component parts. These payments of $9.6 million and $8.2 million as of March 31, 2013 and December 31, 2012, respectively, are included in other current assets in the accompanying Consolidated Balance Sheets.

We use the last-in, first-out (“LIFO”) method of valuing certain of our inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, which are subject to change until the final year-end LIFO inventory valuation.

4.	Percentage-of-Completion Long-Term Contracts

During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. We will also continue to use the completed-contract method for engines that were in production at June 30, 2011.

Progress towards completion under POC is measured by reference to costs incurred to date as a percentage of estimated total project costs. Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such a revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable.

Additional information regarding engine contracts accounted for under the percentage-of-completion method is as follows:

	March 31, 2013	December 31, 2012
	(in millions)

Cumulative revenues recognized on uncompleted contracts	$96.3	$76.9
Cumulative billings on uncompleted contracts	98.4	71.2

	$(2.1)	$5.7

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2013	December 31, 2012
	(in millions)

Accounts receivable (revenue in excess of billings)	$5.0	$10.3
Accrued expenses (deferred revenue)	(7.1)	(4.6)

	$(2.1)	$5.7

See Note 3 for a presentation of the deferred costs and progress payments associated with engine contracts accounted for under the completed-contract method.

5.	Goodwill and Other Intangible Assets

The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2013, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)

Gross goodwill as of December 31, 2012	$180.6	$169.2	$7.1	$356.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of December 31, 2012	152.8	60.5	7.1	220.4

Decrease due to foreign currency translation	(1.1)	(2.2)	—	(3.3)

Gross goodwill as of March 31, 2013	179.5	167.0	7.1	353.6
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)

Goodwill as of March 31, 2013	$151.7	$58.3	$7.1	$217.1

Identifiable intangible assets are as follows:

	As of March 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Amortized:
Customer relationships	$190.0	$74.0	$190.0	$70.7
Existing technology	53.5	14.1	53.8	13.3
Trademarks	33.0	15.1	33.2	14.8
Other	23.3	16.2	23.6	15.7

	299.8	119.4	300.6	114.5

Indefinite-Lived:
Trademarks	36.0	—	36.4	—

Total	$335.8	$119.4	$337.0	$114.5

Amortization expense for the quarters ended March 31, 2013 and 2012, was $6.2 million and $5.4 million, respectively.

6.	Accrued Expenses

	March 31, 2013	December 31, 2012
	(in millions)

Salaries, wages and employee benefits	$40.6	$47.2
Interest	10.2	28.8
Other	50.3	45.8

	$101.1	$121.8

7.	Related Party Transactions

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

On June 5, 2010, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 14, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.

As of March 31, 2013 and December 31, 2012, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $17.9 million and $10.1 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.

Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which expired on January 1, 2010.

The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payment in 2013 and 2012, PIK interest of $11.2 million and $10.7 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes are subordinated to any obligations under our senior secured revolving credit facility described in Note 8.

We regularly transact business with GST through the purchase and sale of products. We also provide services for GST including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current income tax accounting guidance. This method generally allocates taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation.

Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Quarters Ended March 31,
		2013	2012
		(in millions)

Sales to GST	Net sales	$6.1	$4.6
Purchases from GST	Cost of sales	$7.3	$4.7
Interest expense	Interest expense	$7.2	$6.9

	Financial Statement	March 31,	December 31,
	Location	2013	2012
		(in millions)

Due from GST	Accounts receivable	$7.6	$20.5
Income tax receivable	Other assets	$34.1	$32.8
Due to GST	Accounts payable	$6.7	$5.0
Accrued interest	Accrued expenses	$7.0	$27.4

Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $21.9 million as of March 31, 2013. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

8.	Long-Term Debt

Convertible Debentures

As of March 31, 2013, we had $172.5 million outstanding in aggregate principal amount of Convertible Debentures, originally issued in October 2005 net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain any financial covenants.

Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2013, the Convertible Debentures became convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2013. The Convertible Debentures will be convertible until June 30, 2013, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of March 31, 2013.

We used a portion of the net proceeds from the sale of the Convertible Debentures to enter into call options, i.e., hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stock holders from conversion of the Convertible Debentures and have the effect to us of increasing the conversion price of the Convertible Debentures to $46.78 per share.

The debt discount, $21.7 million as of March 31, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended March 31, 2013 and 2012 includes $1.7 million of contractual interest coupon in both periods and $1.8 million and $1.7 million, respectively, of debt discount amortization.

Credit Facility

Our primary U.S. operating subsidiaries, other than GST LLC, have a senior secured revolving credit facility with a maximum availability of $175 million. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit and any reserves. Under certain conditions, we may request an increase to the facility maximum availability to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015 unless, prior to that date, the Convertible Debentures are paid in full, refinanced on certain terms or defeased, in which case the facility will mature on March 30, 2016. The terms of the facility, including fees and customary covenants and restrictions, are described more fully in our most recent Form 10-K.

The borrowing availability at March 31, 2013, under our senior secured revolving credit facility was $66.3 million after giving consideration to $3.8 million of letters of credit outstanding and $56.0 million of outstanding revolver borrowings.

9.	Pensions and Postretirement Benefits

The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters ended March 31, 2013 and 2012, are as follows:

	Quarters Ended March 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(in millions)

Service cost	$1.7	$1.2	$0.2	$0.2
Interest cost	2.7	2.5	0.1	0.1
Expected return on plan assets	(3.1)	(2.2)	—	—
Amortization of prior service cost	—	0.1	—	—
Net loss component	2.2	2.2	—	—
Deconsolidation of GST	(0.5)	(0.6)	—	—

Net periodic benefit cost	$3.0	$3.2	$0.3	$0.3

In the three months ended March 31, 2013, we contributed $7.2 million to our U.S. defined benefit pension plans and anticipate additional contributions of approximately $12 million prior to December 31, 2013.

10.	Derivative Instruments

We use derivative financial instruments to manage our exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing our risk. We do not use financial instruments for trading purposes, nor do we use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST LLC as described in Note 7. We use multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $101.1 million and $130.4 million at March 31, 2013 and December 31, 2012, respectively.

Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive loss at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 13 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of March 31, 2013 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

11.	Business Segment Information

We have three reportable segments. The Sealing Products segment manufactures and sells sealing products including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, heavy-duty truck wheel-end component systems including brake products, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, polytetrafluoroethylene (“PTFE”) products, conveyor belting, and sheeted rubber products.

The Engineered Products segment manufactures self-lubricating non-rolling bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors and provides repair services for those compressors.

The Engine Products and Services segment manufactures and services heavy-duty medium-speed diesel, natural gas and dual fuel reciprocating engines.

Our reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses and restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Segment operating results and other financial data for the quarters ended March 31, 2013 and 2012 were as follows:

	2013	2012
	(in millions)
Sales
Sealing Products	$146.6	$149.5
Engineered Products	91.8	100.6
Engine Products and Services	49.4	62.0

	287.8	312.1
Intersegment sales	(0.9)	(0.6)

Total sales	$286.9	$311.5

Segment Profit
Sealing Products	$21.3	$22.5
Engineered Products	5.8	9.0
Engine Products and Services	4.8	11.8

Total segment profit	31.9	43.3

Corporate expenses	(9.1)	(9.1)
Interest expense, net	(11.0)	(10.6)
Other expense, net	(2.1)	(2.0)

Income before income taxes	$9.7	$21.6

Segment assets are as follows:

	March 31, 2013	December 31, 2012

Sealing Products	$537.8	$528.8
Engineered Products	336.6	318.5
Engine Products and Services	123.2	121.8
Corporate	384.4	401.8

	$1,382.0	$1,370.9

12.	Fair Value Measurements

We utilize a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$19.0	$19.0	$—	$—

	19.0	19.0	—	—

Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.8	—	0.8	—
Deferred compensation assets	4.5	4.5	—	—

	$26.9	$23.5	$3.4	$—

Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	1.2	—	1.2	—

	$7.7	$6.5	$1.2	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.9	$21.9	$—	$—

	21.9	21.9	—	—

Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	4.5	4.5	—	—

	$29.4	$26.4	$3.0	$—

Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	0.9	—	0.9	—

	$7.4	$6.5	$0.9	$—

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

The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Long-term debt	$208.0	$332.5	$185.3	$261.6

Notes payable to GST	$259.3	$282.6	$248.1	$268.2

The fair values for long-term debt are based on quoted market prices, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

13.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	(9.7)	—	—	(9.7)
Amounts reclassified from accumulated other comprehensive loss	—	1.5	0.6	2.1

Net current-period other comprehensive income	(9.7)	1.5	0.6	(7.6)

Ending balance	$31.9	$(62.5)	$—	$(30.6)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Statement of Operations Line Item
Amortization of pension and other postretirement plans:
Prior service costs	$—		(1)
Actuarial losses	2.2		(1)

Total before tax	2.2
Tax benefit	(0.7)	Income tax expense

Net of tax	$1.5

Gains and losses on cash flow hedges:
Foreign exchange contracts	$1.0	Cost of sales
Tax benefit	(0.4)	Income tax expense

Net of tax	$0.6

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 9 – “Pensions and Postretirement Benefits” for additional details).

14.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.

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

Through March 31, 2013, GST has recorded cumulative reorganization costs, including fees and expenses, in the Chapter 11 case totaling $67.8 million. The total includes $36.5 million for fees and expenses of GST’s counsel and experts; $25.4 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $5.9 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $10.4 million of those case-related fees and expenses in the first three months of 2013, compared to $7.3 million in the first three months of 2012.

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

GST

(Debtor-in-Possession)

Condensed Combined Statements of Operations (Unaudited)

(in millions)

	Quarters Ended March 31,
	2013	2012

Net sales	$63.8	$62.4
Cost of sales	39.8	37.9

Gross profit	24.0	24.5

Operating expenses:
Selling, general and administrative	10.8	12.1
Asbestos-related	0.6	(3.1)
Other operating	0.2	0.6

	11.6	9.6

Operating income	12.4	14.9

Interest income, net	7.2	6.9

Income before reorganization expenses and income taxes	19.6	21.8
Reorganization expenses	(10.4)	(7.3)

Income before income taxes	9.2	14.5
Income tax expense	(2.8)	(5.5)

Net income	$6.4	$9.0

Comprehensive income	$7.0	$11.0

GST

(Debtor-in-Possession)

Condensed Combined Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2013 and 2012

(in millions)

	2013	2012

Net cash provided by (used in) operating activities	$6.5	$(6.4)

Investing activities
Purchases of property, plant and equipment	(1.5)	(1.4)
Net receipts (payments) from loans to affiliates	(7.4)	0.3
Other	(0.3)	0.6

Net cash used in investing activities	(9.2)	(0.5)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.4

Net decrease in cash and cash equivalents	(3.0)	(6.5)
Cash and cash equivalents at beginning of period	43.6	126.3

Cash and cash equivalents at end of period	$40.6	$119.8

GST

(Debtor-in-Possession)

Condensed Combined Balance Sheets (Unaudited)

(in millions)

	March 31, 2013	December 31, 2012
Assets:
Current assets	$156.3	$168.2
U.S. Treasury securities	110.0	110.0
Asbestos insurance receivable	119.9	120.7
Deferred income taxes	124.9	124.8
Notes receivable from affiliate	248.1	237.4
Other assets	74.5	74.3

Total assets	$833.7	$835.4

Liabilities and Shareholder’s Equity:
Current liabilities	$68.3	$76.9
Other liabilities	10.8	10.8
Liabilities subject to compromise (A)	468.4	468.4

Total liabilities	547.5	556.1
Shareholder’s equity	286.2	279.3

Total liabilities and shareholder’s equity	$833.7	$835.4

(A)

Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of March 31, 2013. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 15, “Commitments and Contingencies – Asbestos.”

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other three sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.

Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2013 and December 31, 2012, we had accrued liabilities of $10.1 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

We believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, some of which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.

See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Colt Firearms and Central Moloney

We may have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that these potential contingent liabilities are not material to our financial condition, results of operation and cash flows. Coltec also has ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations.

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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. We own a guaranteed investment contract with a current value of $2.6 million, which is being held in a special account in case of a shortfall in the Benefits Trust.

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

Warranties

We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs we may incur under our warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claims data and historical experience warrant.

Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
	(in millions)

Balance at beginning of year	$4.1	$3.5
Charges to expense	0.8	0.7
Settlements made (primarily payments)	(0.9)	(0.8)

Balance at end of period	$4.0	$3.4

Asbestos

Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged that exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies, contributed to the bodily injuries or deaths of such plaintiffs. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other subsidiaries of the company that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither we nor any of our subsidiaries other than GST LLC and Anchor have ever paid an asbestos claim.

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

Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. See Note 14 for additional information about this process and its impact on us.

During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business will be subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we will not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.

As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and its quarterly reports for the first and second quarters of 2010.

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) have not responded to the questionnaire at all, many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At March 31, 2013, three additional GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At March 31, 2013 we had $141.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $54.0 million since the Petition Date. Of the $141.1 million of available insurance coverage remaining, we consider $140.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $141.1 million, $105.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $106.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $141.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $141.1 million is in addition to the $0.8 million collected in the first three months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2013 – $21.2 million (in the remaining nine months of 2013)

2014 – $21.2 million

2015 – $20 million

2016 – $18 million

2017 – $13 million

2018 – $11 million

In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $141.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at March 31, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

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

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” at the Company’s annual report on Form 10-K for the year ended December 31, 2012, which include:

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

Overview and Outlook

Overview. We are a leader in the design, development, manufacture and marketing of proprietary engineered industrial products. We have 61 primary manufacturing facilities located in 12 countries, including the United States.

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

Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, precision engineered components, and lubrication systems and repair services for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.

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

GST LLC now operates in the ordinary course under court protection and supervision. All pending litigation against GST is stayed during the process. We address our actions to permanently resolve GST LLC’s asbestos litigation, and provide an update on its claims resolution process, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Contingencies –Subsidiary Bankruptcy” sections.

The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2013 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

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

We paid for the Motorwheel acquisition with approximately $85 million of cash, which was funded by additional borrowings from our revolving credit facility. We allocated the purchase price of the business to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill.

Outlook.

Although we see no indication of sustained improvement, we expect seasonal growth in some markets during the second quarter. These seasonal factors are likely to support an increase in sales compared to the first quarter. Profits and profit margins should improve as volumes increase and as we continue to benefit from previously implemented cost reductions and efficiency programs. Longer term, we remain cautious. In North America, we believe low levels of growth are likely in most of our markets during 2013. In Europe, we anticipate little if any growth as weak economic conditions persist in many of our markets. In these circumstances, we will continue to ensure that our cost structure is in line with activity levels in all markets.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2013 will be between 29% and 32%. Tax expense in 2013 is favorably impacted by the January passage of the American Taxpayer Relief Act of 2012, which retroactively extended various tax provisions applicable to the Company. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. Other discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute approximately $19 million to our U.S. defined benefit pension plans in 2013, of which $7.2 million was contributed during the first three months of 2013. Additional significant contributions are likely to be required in 2014 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2013 will be $11.1 million, which would be $1.3 million less than in 2012. The expected decrease in pension expense is primarily due to the strong performance of the pension assets, partially offset by a decrease in the discount rate used in the actuarial computations.

In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2013. However, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.

We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Quarters Ended March 31,
	2013	2012
	(in millions)
Sales
Sealing Products	$146.6	$149.5
Engineered Products	91.8	100.6
Engine Products and Services	49.4	62.0

	287.8	312.1

Intersegment sales	(0.9)	(0.6)

Total sales	$286.9	$311.5

Segment Profit
Sealing Products	$21.3	$22.5
Engineered Products	5.8	9.0
Engine Products and Services	4.8	11.8

Total segment profit	31.9	43.3

Corporate expenses	(9.1)	(9.1)
Interest expense, net	(11.0)	(10.6)
Other expense, net	(2.1)	(2.0)

Income before income taxes	$9.7	$21.6

Segment profit is total segment revenue reduced by operating expenses, restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

First Quarter of 2013 Compared to the First Quarter of 2012

Sales of $286.9 million in the first quarter of 2013 decreased 8% from $311.5 million in the first quarter of 2012. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change 1st Quarter 2013 vs. 1st Quarter 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	4%	0%	(5%)	(7%)	(8%)

Sealing Products	8%	0%	n/a	(10%)	(2%)
Engineered Products	0%	0%	n/a	(9%)	(9%)
Engine Products & Services	0%	0%	(23%)	3%	(20%)

Following are the drivers regarding changes in sales for the first quarter of 2013 compared to the same period in 2012:

•	Our acquisition of Motorwheel – acquired in April 2012 and included in the Sealing Products segment.

•

Lower engine revenues in the Engine Products & Services segment resulting from the sale of four engines in the prior year period that were accounted for under the completed contract method of accounting, while no engines accounted for under that method were sold in the first quarter of 2013.

•	Lower volumes across the Sealing Products and Engineered Products segments due to soft markets, which are significantly below the levels of early 2012.

•	Sales and segment profits in the first quarter of 2013 as compared to the same period in 2012 were not impacted by foreign exchange rate fluctuations.

See below for additional discussion on segment sales and segment profits.

There were no significant changes in amount or composition of Corporate and Other expenses as compared to the first quarter of 2012.

Net interest expense in the first quarter of 2013 increased $0.4 million as compared to the first quarter of 2012, primarily due to higher borrowings against the senior secured revolving credit facility.

We recorded income tax expense of $1.1 million on pre-tax income from continuing operations of $9.7 million in the first quarter of 2013, resulting in an unusually low effective tax rate of 11.4%. In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, retroactively extending previously expired tax provisions such as the deduction for domestic production activities, credits for research and development, certain employment credits, and other tax provisions applicable to us. Consequently, results from the first quarter of 2013 include a tax benefit which significantly reduces our effective tax rate for the quarter, and to a lesser extent will reduce the annual effective tax rate for 2013. During the first quarter of 2012, our effective tax rate was 36.2% as we recorded an income tax expense of $7.8 million on pre-tax income of $21.6 million. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.

Net income was $8.6 million, or $0.39 per share, in the first quarter of 2013 compared to net income of $13.8 million, or $0.64 per share, in the same quarter of 2012. Earnings per share are expressed on a diluted basis.

Following is a discussion of operating results for each segment during the quarter:

Sealing Products. Sales of $146.6 million in the first quarter of 2013 were 2% lower than the $149.5 million reported in the same quarter of 2012. Excluding the effect of the Motorwheel acquisition, sales were down 10% or $15.0 million due to lower volumes, primarily in the semiconductor industry ($4.9 million), North American heavy-duty truck markets ($4.4 million), and European water and waste water infrastructure markets ($3.1 million).

Segment profit of $21.3 million in the first quarter of 2013 decreased 5% from $22.5 million reported in the first quarter of 2012. Excluding the effects of the Motorwheel acquisition, profit was down $3.2 million or 14%. The decrease in segment profit was primarily the result of lower sales volumes across the segment and a change in sales mix at Stemco as sales of higher margin after-market products declined. These declines were partially offset by the release of an acquisition earnout provision of $1.5 million. Operating margins for the segment declined from 15.1% in 2012 to 14.5% in 2013.

Engineered Products. Sales of $91.8 million in the first quarter of 2013 were 9% lower than the $100.6 million reported in the first quarter of 2012. The decline in revenue is primarily a result of lower demand in the European ($4.4 million) and North American ($1.1 million) automotive markets, and in the Canadian natural gas market ($1.3 million). These declines were partially offset by higher export sales from European operations.

Segment profit in the first quarter of 2013 was $5.8 million, which compares to $9.0 million in the same quarter last year. Reduced segment profit is primarily due to lower sales volumes, specifically at GGB, which is sensitive to volume declines because of its fixed cost structure. We also experienced higher costs at GGB, which were only partially offset by price increases. CPI’s selling, general, and administrative costs were $2.1 million lower than in the first quarter of 2012 as a result of the 2012 restructuring efforts. Operating margins for the segment were 6.3%, which declined from the 8.9% reported in the comparable quarter last year.

Engine Products and Services. Sales of $49.4 million in the first quarter of 2013 were 20% lower than the $62.0 million reported in the first quarter of 2012. The decrease in sales was a result of lower engine revenues driven by a shipment of 4 engines in the first quarter of 2012 valued at $18.4 million, which was accounted for under the completed contract method of accounting. There were no sales of engines accounted for under the completed contract method during the first quarter of 2013. This decline was offset by higher revenue recognized on percentage of completion contracts of $5.3 million. Parts and services sales were up $1.6 million on strong year-over-year sales of new environmental upgrade products.

The segment reported a profit of $4.8 million in the first quarter of 2013 compared to $11.8 million in the first quarter of 2012. The quarter-over-quarter decline in segment profit was primarily due to lower sales, a less profitable product mix as sales of environmental upgrade packages increased and a low margin engine refurbishment project was completed, and a change in accounting treatment for foreign exchange hedges of $0.8 million. Operating margins for the segment decreased from 19.0% in 2012 to 9.7% in 2013.

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

As of March 31, 2013, we held $1 million cash or cash equivalents in the United States and $47 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Cash Flows

Operating activities consumed cash in the amount of $17.8 million in the first quarter of 2013 compared to cash generated of $3.4 million in the same period last year. The change as compared to the first quarter of 2012 is primarily driven by lower segment results of approximately $11 million, higher pension payments of $7.2 million and higher taxes paid of $5.4 million.

Investing activities used $15.4 million of cash during the first quarter of 2013, primarily to fund the acquisition of a building previously under lease and enterprise resource and planning system implementations. Investing activities used $6.4 million of cash in the first quarter of 2012.

Financing activities provided $30.2 million in cash in the first quarter of 2013, including net borrowings on the senior secured revolving credit facility of approximately $22 million and net proceeds from short term borrowings of $7.4 million. Financing activities in the first quarter of 2012 provided cash of $11.1 million, including net borrowings on the senior secured revolving credit facility of $11.4 million.

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

The borrowing availability at March 31, 2013, under our senior secured revolving credit facility was $66.3 million after giving consideration to $3.8 million of letters of credit outstanding and $56.0 million of revolver borrowings.

Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015, unless they are converted prior to that date. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K.

As of April 1, 2013, the debentures became convertible by holders of the debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2013. The debentures will be convertible until June 30, 2013, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of March 31, 2013.

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

For a discussion of the potential liquidity issues and risks we could face in the event some or all of the debentures are converted, see Part I, Item 1A, “Risk Factors” “We may not have sufficient cash to fund amounts payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control” in our annual report on Form 10-K for the year ended December 31, 2012.

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

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2013, this amount was $34.1 million. This receivable is expected to be collected at a future date.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, operating activities and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 14 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “- Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2012, for a complete list of our critical accounting policies and estimates.

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other three sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.

As of March 31, 2013 and December 31, 2012, we had accrued liabilities of $10.1 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, some of which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Update. On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The court has scheduled the estimation trial to begin in July 2013.

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

Through March 31, 2013, GST has recorded Chapter 11 case-related fees and expenses totaling $67.8 million. The total includes $36.5 million for fees and expenses of GST’s counsel and experts; $25.4 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $5.9 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $10.4 million of those case-related fees and expenses in the first three months of 2013 compared to $7.3 million in the first three months of 2012. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts for the estimation trial, and claimant representatives’ efforts to extend GST’s liability to affiliates.

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

Subsidiary Chapter 11 Filing and Its Effect. In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated voluntary proceedings under Chapter 11 of the United States Bankruptcy Code as a means to determine and comprehensively resolve their asbestos liability. The filings were the initial step in an ongoing claims resolution process, which is ongoing.

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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) have not responded to the questionnaire at all, many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others have responded to the questionnaire but their responses are deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.

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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At March 31, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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

Insurance Coverage. At March 31, 2013, we had $141.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $54.0 million since the Petition Date. Of the $141.1 million of available insurance coverage remaining, we consider $140.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $141.1 million, $105.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $106.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $141.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $141.1 million is in addition to the $0.8 million collected in the first three months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2013 – $21.2 million (in the remaining nine months of 2013)

2014 – $21.2 million

2015 – $20 million

2016 – $18 million

2017 – $13 million

2018 – $11 million

In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $141.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at March 31, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2012, and the following section.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of March 31, 2013:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy British pound/sell euro	$26.6	Apr 2013 – Mar 2014	0.788 to 0.874 pound/euro
Buy USD/sell euro	10.9	Apr 2013 – Mar 2014	1.223 to 1.370 USD/euro
Sell USD/buy Australian dollar	10.5	Apr 2013 – Mar 2014	0.941 to 1.022 USD/Australian dollar
Buy USD/sell Australian dollar	10.5	Apr 2013 – Mar 2014	0.941 to 1.022 USD/Australian dollar
Sell British pound/buy euro	7.9	Apr 2013	0.847 pound/euro
Various others	33.1	Apr 2013 – Dec 2014	Various

	99.5
Option Contracts
Buy Brazilian real/sell USD	0.8	May 2013	1.935 real/USD
Sell Brazilian real/buy USD	0.8	May 2013	2.170 real/USD

	1.6

	$101.1

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of environmental, asbestos and other legal matters is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of the Company’s subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 7 and Note 14 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	—		—		—	—
February 1 – February 28, 2013	—		—		—	—
March 1 – March 31, 2013	592	(1)	$50.89	(1)	—	—
Total	592	(1)	$50.89	(1)	—	—

(1)	In March 2013, a total of 592 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $50.89 per share, the average of the high and low trading price of our common stock on March 28, 2013. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.

The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of May, 2013.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and
Secretary

By:	/s/ Susan P. Ballance
Susan P. Ballance
Vice President, Principal Accounting Officer and
Controller

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith