Form 10-Q
period 2013-06-30
ENPRO INDUSTRIES, INC
filed 2013-08-08
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
 _________________________________________
ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)
_____________________________________

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5605 Carnegie Boulevard, Suite 500, Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip Code)
(704) 731-1500
(Registrant’s telephone number, including area code)
 __________________________________________
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
As of July 31, 2013, there were 20,940,979 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2013 and 2012
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$305.8	$301.7	$592.7	$613.2
Cost of sales	196.6	198.7	389.3	403.0
Gross profit	109.2	103.0	203.4	210.2
Operating expenses:
Selling, general and administrative	75.6	75.8	148.2	149.3
Other	2.8	0.8	3.7	2.3
Total operating expenses	78.4	76.6	151.9	151.6
Operating income	30.8	26.4	51.5	58.6
Interest expense	(11.3)	(10.9)	(22.4)	(21.6)
Interest income	0.3	0.1	0.4	0.2
Other expense	(6.3)	(0.5)	(6.3)	(0.5)
Income before income taxes	13.5	15.1	23.2	36.7
Income tax expense	(5.5)	(4.9)	(6.6)	(12.7)
Net income	$8.0	$10.2	$16.6	$24.0
Comprehensive income (loss)	$10.7	$(1.1)	$11.7	$20.2

Basic earnings per share	$0.39	$0.50	$0.80	$1.16
Diluted earnings per share	$0.35	$0.47	$0.74	$1.11
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2013 and 2012
(in millions)

	2013	2012
OPERATING ACTIVITIES
Net income	$16.6	$24.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.8	13.7
Amortization	13.6	12.7
Accretion of debt discount	3.7	3.4
Deferred income taxes	(6.0)	0.2
Stock-based compensation	(2.5)	2.7
Excess tax benefits from stock-based compensation	(2.0)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(22.9)	(24.1)
Inventories	(4.0)	(12.6)
Accounts payable	3.6	(1.2)
Other current assets and liabilities	(4.6)	(12.0)
Other non-current assets and liabilities	(4.8)	(1.3)
Net cash provided by operating activities	5.5	5.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.0)	(13.1)
Payments for capitalized internal-use software	(3.3)	(0.7)
Acquisitions, net of cash acquired	(2.0)	(85.3)
Other	0.2	—
Net cash used in investing activities	(22.1)	(99.1)
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings	8.7	(0.3)
Proceeds from debt	103.5	191.2
Repayments of debt	(91.2)	(96.6)
Other	2.0	0.2
Net cash provided by financing activities	23.0	94.5
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.4)
Net increase in cash and cash equivalents	4.3	0.5
Cash and cash equivalents at beginning of period	53.9	30.7
Cash and cash equivalents at end of period	$58.2	$31.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20.6	$19.9
Income taxes	$12.6	$12.5
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$58.2	$53.9
Accounts receivable	208.2	187.2
Inventories	133.8	130.8
Prepaid expenses and other current assets	27.5	22.3
Total current assets	427.7	394.2
Property, plant and equipment	185.7	185.5
Goodwill	216.9	220.4
Other intangible assets	210.4	222.5
Investment in GST	236.9	236.9
Other assets	123.2	111.4
Total assets	$1,400.8	$1,370.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$17.9	$10.1
Notes payable to GST	11.2	10.7
Current maturities of long-term debt	152.7	1.0
Accounts payable	86.8	83.9
Accrued expenses	113.3	121.8
Total current liabilities	381.9	227.5
Long-term debt	48.6	184.3
Notes payable to GST	248.1	237.4
Pension liability	102.6	112.7
Other liabilities	63.2	61.9
Total liabilities	844.4	823.8
Commitments and contingencies
Temporary equity	19.8	—
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,937,601 shares in 2013 and 20,904,857 shares in 2012	0.2	0.2
Additional paid-in capital	403.2	425.4
Retained earnings	162.5	145.9
Accumulated other comprehensive loss	(27.9)	(23.0)
Common stock held in treasury, at cost – 203,303 shares in 2013 and 204,382 shares in 2012	(1.4)	(1.4)
Total shareholders’ equity	536.6	547.1
Total liabilities and equity	$1,400.8	$1,370.9
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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2012 included within our annual report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.
All significant intercompany accounts and transactions between our consolidated operations have been eliminated.
Certain prior period amounts have been revised to conform to current classifications. Cash payments of $0.7 million for the six months ended June 30, 2012 that are associated with the development or purchase of internal-use software have been presented as investing cash flows on the Consolidated Statement of Cash Flows. They were previously classified as operating cash flows. We concluded this revision was not material to the prior period’s cash flow statement and no other financial amounts or disclosures were affected.
Recently Issued Authoritative Accounting Guidance
In February 2013, accounting guidance was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Companies are also required to present reclassifications by component when reporting changes in the accumulated other comprehensive income balances. These changes became effective prospectively in fiscal years and interim periods within those years beginning after December 15, 2012. Other than the change in presentation, there was no effect on our consolidated financial results.

2.	Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$8.0	$10.2	$16.6	$24.0
Denominator:
Weighted-average shares – basic	20.7	20.7	20.7	20.6
Share-based awards	0.2	0.4	0.2	0.4
Convertible debentures	1.6	0.7	1.5	0.6
Weighted-average shares – diluted	22.5	21.8	22.4	21.6
Earnings per share:
Basic	$0.39	$0.50	$0.80	$1.16
Diluted	$0.35	$0.47	$0.74	$1.11
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

3.	Inventories

	June 30, 2013	December 31, 2012
	(in millions)
Finished products	$67.3	$72.0
Deferred costs relating to long-term contracts	13.3	16.6
Work in process	47.7	33.4
Raw materials and supplies	41.9	36.3
	170.2	158.3
Reserve to reduce certain inventories to LIFO basis	(12.6)	(12.4)
Progress payments	(23.8)	(15.1)
Total	$133.8	$130.8
The deferred costs and progress payments shown in the table above relate to engine contracts accounted for under the completed contract method of accounting. In addition, we have made progress payments to our vendor on long lead time manufactured engine component parts. These payments of $8.1 million and $8.1 million as of June 30, 2013 and December 31, 2012, respectively, are included in other current assets in the accompanying Consolidated Balance Sheets.
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

4.	Percentage-of-Completion Long-Term Contracts
During the third quarter of 2011, the Engine Products and Services segment began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. We made this change as a result of enhancements to our financial management and reporting systems which enable us to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. We will also continue to use the completed-contract method for engines that were in production at June 30, 2011.

Progress towards completion under POC is measured by reference to costs incurred to date as a percentage of estimated total project costs. Recognized revenues and profits are subject to revisions during the engine build period in the event the assumptions regarding the overall contract outcome are revised. The cumulative effect of a revision in estimates is recorded in the period such revision becomes likely and estimable. Losses on contracts in progress are recognized in the period a loss becomes likely and estimable.
Additional information regarding engine contracts accounted for under the POC method is as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$113.9	$76.9
Cumulative billings on uncompleted contracts	113.3	71.2
	$0.6	$5.7
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2013	December 31, 2012
	(in millions)
Accounts receivable (revenue in excess of billings)	$7.7	$10.3
Accrued expenses (deferred revenue)	(7.1)	(4.6)
	$0.6	$5.7
See Note 3 for a presentation of the deferred costs and progress payments associated with engine contracts accounted for under the completed-contract method.

5.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2013, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)
Gross goodwill as of December 31, 2012	$180.6	$169.2	$7.1	$356.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2012	152.8	60.5	7.1	220.4
Change due to acquisitions	—	(0.2)	—	(0.2)
Change due to foreign currency translation	(0.7)	(2.6)	—	(3.3)
Gross goodwill as of June 30, 2013	179.9	166.4	7.1	353.4
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of June 30, 2013	$152.1	$57.7	$7.1	$216.9

Identifiable intangible assets are as follows:

	As of June 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$189.7	$77.0	$190.0	$70.7
Existing technology	53.6	16.3	53.8	13.3
Trademarks	33.2	15.7	33.2	14.8
Other	23.3	16.4	23.6	15.7
	299.8	125.4	300.6	114.5
Indefinite-Lived:
Trademarks	36.0	—	36.4	—
Total	$335.8	$125.4	$337.0	$114.5
Amortization expense for the quarters ended June 30, 2013 and 2012, was $6.1 million and $6.1 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012, was $12.3 million and $11.5 million, respectively.

6.	Accrued Expenses

	June 30, 2013	December 31, 2012
	(in millions)
Salaries, wages and employee benefits	$44.2	$47.2
Interest	15.7	28.8
Other	53.4	45.8
	$113.3	$121.8

7.	Related Party Transactions
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
As of June 30, 2013 and December 31, 2012, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $17.9 million and $10.1 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2013 and 2012, $16.2 million and $15.4 million, respectively, was paid in cash and PIK interest of $11.2 million and $10.7 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
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
Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Quarters Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(in millions)
Sales to GST	Net sales	$6.3	$7.5	$12.4	$12.1
Purchases from GST	Cost of sales	$6.6	$5.2	$13.9	$9.9
Interest expense	Interest expense	$7.2	$6.9	$14.4	$13.8

	Financial Statement Location	June 30, 2013	December 31, 2012
		(in millions)
Due from GST	Accounts receivable	$12.1	$20.5
Income tax receivable	Other assets	$39.5	$32.8
Due to GST	Accounts payable	$6.3	$5.0
Accrued interest	Accrued expenses	$14.1	$27.4
Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $10.3 million and $21.9 million as of June 30, 2013 and December 31, 2012, respectively. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

8.	Long-Term Debt
Convertible Debentures
As of June 30, 2013, we had $172.5 million outstanding in aggregate principal amount of Convertible Debentures, originally issued in October 2005 net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of July 1, 2013, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2013. The Convertible Debentures will be convertible until September 30, 2013, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2013. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
We used a portion of the net proceeds from the sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stock holders from conversion of the Convertible Debentures and have the effect to us of increasing the conversion price of the Convertible Debentures to $46.78 per share.
The debt discount, $19.8 million as of June 30, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended June 30, 2013 and 2012 includes $1.7 million of contractual interest coupon in both periods and $1.9 million and $1.7 million, respectively, of debt discount amortization. Interest expense related to the Convertible Debentures for the six months ended June 30, 2013 and 2012 includes $3.4 million of contractual interest coupon in both periods and $3.7 million and $3.4 million, respectively, of debt discount amortization.
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
The borrowing availability under our senior secured revolving credit facility at June 30, 2013 was $83.9 million after giving consideration to $4.8 million of letters of credit outstanding and $47.6 million of outstanding revolver borrowings.

9.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2013 and 2012, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions)				(in millions)
Service cost	$1.7	$1.1	$0.2	$0.2	$3.4	$2.3	$0.4	$0.4
Interest cost	2.7	2.6	0.1	0.1	5.4	5.1	0.2	0.2
Expected return on plan assets	(3.1)	(2.3)	—	—	(6.2)	(4.5)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.2	—	—
Amortization of net loss	2.2	2.3	—	—	4.4	4.5	—	—
Deconsolidation of GST	(0.5)	(0.5)	—	—	(1.0)	(1.1)	—	—
Net periodic benefit cost	$3.1	$3.3	$0.3	$0.3	$6.1	$6.5	$0.6	$0.6
In the six months ended June 30, 2013, we contributed $12.3 million to our U.S. defined benefit pension plans and anticipate additional contributions of approximately $12 million prior to December 31, 2013.

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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $71.8 million and $130.4 million at June 30, 2013 and December 31, 2012, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive loss at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 13 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of June 30, 2013 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

11.	Business Segment Information
We have three reportable segments. Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, heavy-duty truck wheel-end component systems including brake products, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, conveyor belting and sheeted rubber products.
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, precision engineered components, and lubrication systems for reciprocating compressors and provides repair services for those compressors.
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

Segment operating results and other financial data for the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Sales
Sealing Products	$165.9	$165.1	$312.5	$314.6
Engineered Products	95.1	95.1	186.9	195.7
Engine Products and Services	45.0	42.1	94.4	104.1
	306.0	302.3	593.8	614.4
Intersegment sales	(0.2)	(0.6)	(1.1)	(1.2)
Total sales	$305.8	$301.7	$592.7	$613.2
Segment Profit
Sealing Products	$27.7	$22.8	$49.0	$45.3
Engineered Products	8.6	6.8	14.4	15.8
Engine Products and Services	6.4	7.8	11.2	19.6
Total segment profit	42.7	37.4	74.6	80.7
Corporate expenses	(8.5)	(9.1)	(17.6)	(18.2)
Interest expense, net	(11.0)	(10.8)	(22.0)	(21.4)
Other expense, net	(9.7)	(2.4)	(11.8)	(4.4)
Income before income taxes	$13.5	$15.1	$23.2	$36.7
Segment assets are as follows:

	June 30, 2013	December 31, 2012
Sealing Products	$543.6	$528.8
Engineered Products	335.3	318.5
Engine Products and Services	115.5	121.8
Corporate	406.4	401.8
	$1,400.8	$1,370.9

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$15.9	$15.9	$—	$—
	15.9	15.9	—	—
Guaranteed investment contract	2.7	—	2.7	—
Foreign currency derivatives	0.6	—	0.6	—
Deferred compensation assets	5.0	5.0	—	—
	$24.2	$20.9	$3.3	$—
Liabilities
Deferred compensation liabilities	$7.0	$7.0	$—	$—
Foreign currency derivatives	1.1	—	1.1	—
	$8.1	$7.0	$1.1	$—

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.9	$21.9	$—	$—
	21.9	21.9	—	—
Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	4.5	4.5	—	—
	$29.4	$26.4	$3.0	$—
Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	0.9	—	0.9	—
	$7.4	$6.5	$0.9	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$201.3	$314.3	$185.3	$261.6
Notes payable to GST	$259.3	$274.2	$248.1	$268.2

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

13.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$31.9	$(62.5)	$—	$(30.6)
Other comprehensive income before reclassifications	1.3	—	—	1.3
Amounts reclassified from accumulated other comprehensive loss	—	1.4	—	1.4
Net current-period other comprehensive income	1.3	1.4	—	2.7
Ending balance	$33.2	$(61.1)	$—	$(27.9)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	(8.4)	—	—	(8.4)
Amounts reclassified from accumulated other comprehensive loss	—	2.9	0.6	3.5
Net current-period other comprehensive income	(8.4)	2.9	0.6	(4.9)
Ending balance	$33.2	$(61.1)	$—	$(27.9)
Reclassifications out of accumulated other comprehensive loss for the quarter and six months months ended June 30, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Line Item
	Quarter Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Amortization of pension and other postretirement plans:
Prior service costs	$0.1	$0.1	(1)
Actuarial losses	2.2	4.4	(1)
Total before tax	2.3	4.5
Tax benefit	(0.9)	(1.6)	Income tax expense
Net of tax	$1.4	$2.9
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$1.0	Cost of sales
Tax benefit	—	(0.4)	Income tax expense
Net of tax	$—	$0.6

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 9 – “Pensions and Postretirement Benefits” for additional details).

14.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a potential proposed plan of reorganization. The estimation trial commenced on July 22, 2013.
Through June 30, 2013, GST has recorded cumulative reorganization costs, including fees and expenses, in the Chapter 11 case totaling $80.2 million. The total includes $43.4 million for fees and expenses of GST’s counsel and experts; $29.7 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $7.1 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $22.8 million of those case-related fees and expenses in the first six months of 2013, compared to $15.4 million in the first six months of 2012.
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
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$64.8	$62.0	$128.6	$124.4
Cost of sales	37.7	36.1	77.5	74.0
Gross profit	27.1	25.9	51.1	50.4
Operating expenses:
Selling, general and administrative	9.6	11.8	20.4	23.9
Asbestos-related	0.7	0.7	1.3	(2.4)
Other operating	0.2	0.7	0.4	1.3
	10.5	13.2	22.1	22.8
Operating income	16.6	12.7	29.0	27.6
Interest income, net	7.3	6.9	14.5	13.8
Income before reorganization expenses and income taxes	23.9	19.6	43.5	41.4
Reorganization expenses	(12.4)	(8.1)	(22.8)	(15.4)
Income before income taxes	11.5	11.5	20.7	26.0
Income tax expense	(3.6)	(3.7)	(6.4)	(9.2)
Net income	$7.9	$7.8	$14.3	$16.8
Comprehensive income	$3.4	$6.1	$10.4	$17.1
GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2013 and 2012
(in millions)

	2013	2012
Net cash provided by operating activities	$34.4	$13.4
Investing activities
Purchases of property, plant and equipment	(3.7)	(3.4)
Net receipts (payments) from loans to affiliates	(8.7)	0.3
Purchase of held-to-maturity securities	(24.0)	—
Other	(1.1)	1.4
Net cash used in investing activities	(37.5)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(0.2)
Net increase (decrease) in cash and cash equivalents	(4.8)	11.5
Cash and cash equivalents at beginning of period	43.6	126.3
Cash and cash equivalents at end of period	$38.8	$137.8

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	June 30, 2013	December 31, 2012
Assets:
Current assets	$299.9	$168.2
U.S. Treasury securities	—	110.0
Asbestos insurance receivable	99.9	120.7
Deferred income taxes	124.9	124.8
Notes receivable from affiliate	248.1	237.4
Other assets	75.3	74.3
Total assets	$848.1	$835.4
Liabilities and Shareholder’s Equity:
Current liabilities	$79.5	$76.9
Other liabilities	10.6	10.8
Liabilities subject to compromise (A)	468.4	468.4
Total liabilities	558.5	556.1
Shareholder’s equity	289.6	279.3
Total liabilities and shareholder’s equity	$848.1	$835.4

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of June 30, 2013. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 15, “Commitments and Contingencies – Asbestos.”

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2013 and December 31, 2012, we had accrued liabilities of $16.0 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During the three months ended June 30, 2013, we accrued a liability of $6.25 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other (nonoperating) expense on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have been advised that, at June 30, 2013, this trust retained assets valued at approximately $750,000. In March 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
We believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, some of which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.
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
In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. We own a guaranteed investment contract with a current value of $2.7 million, which is being held in a special account in case of a shortfall in the Benefits Trust.
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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012
	(in millions)
Balance at beginning of year	$4.1	$3.5
Charges to expense	1.6	0.6
Settlements made (primarily payments)	(1.9)	(1.0)
Balance at end of period	$3.8	$3.1
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At June 30, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At June 30, 2013 we had $123.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $72.0 million since the Petition Date. Of the $123.1 million of available insurance coverage remaining, we consider $122.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $123.1 million, $87.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $88.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $123.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $123.1 million is in addition to the $18.8 million collected in the first six months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2013 – $3.2 million (in the second half of the year)
2014 – $21.2 million
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $123.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at June 30, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.

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
We cannot predict when a plan of reorganization for GST might be approved and effective. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and is continuing. We believe that GST has presented compelling evidence at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts set forth in its proposed plan would be more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.

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
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, heavy-duty truck wheel-end component systems including brake products, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, conveyor belting and sheeted rubber products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, heavy-duty trucking, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, precision engineered components, and lubrication systems for reciprocating compressors and provides repair services for those compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2013 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
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
Outlook
Based on our second quarter results, conditions in many of our markets appear to have stabilized as we move into the second half of 2013. In this environment where we expect only limited opportunities for growth, our focus will remain on executing our strategies to improve operating efficiencies, capturing increasing benefits from new products and new markets we have gained through acquisition, and taking other steps to achieve higher levels of profitability.
We expect little if any improvement in our European markets served by the Sealing Products and Engineered Products segments for the remainder of the year and only modest increases in activity in our North American markets compared to the second half of 2012. Additionally, we expect second half revenues in the Engine Products and Services segment to decline more than 10% compared to the second half of 2012 as a result of lower demand for the segment's aftermarket products and services.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate for the remainder of 2013 will be between 30% and 33%. Tax expense in 2013 is favorably impacted by the January passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions such as the deduction for domestic production activities, credits for research and development, certain employment credits, and other tax provisions applicable to us. Other discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute approximately $24 million to our U.S. defined benefit pension plans in 2013, of which $12.3 million was contributed during the first six months of 2013. Additional significant contributions are likely to be required in 2014 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2013 will be $10.5 million, which would be $1.9 million less than in 2012. The expected decrease in pension expense is primarily due to the strong performance of the pension assets, partially offset by a decrease in the discount rate used in the actuarial computations.
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

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Sales
Sealing Products	$165.9	$165.1	$312.5	$314.6
Engineered Products	95.1	95.1	186.9	195.7
Engine Products and Services	45.0	42.1	94.4	104.1
	306.0	302.3	593.8	614.4
Intersegment sales	(0.2)	(0.6)	(1.1)	(1.2)
Total sales	$305.8	$301.7	$592.7	$613.2
Segment Profit
Sealing Products	$27.7	$22.8	$49.0	$45.3
Engineered Products	8.6	6.8	14.4	15.8
Engine Products and Services	6.4	7.8	11.2	19.6
Total segment profit	42.7	37.4	74.6	80.7
Corporate expenses	(8.5)	(9.1)	(17.6)	(18.2)
Interest expense, net	(11.0)	(10.8)	(22.0)	(21.4)
Other expense, net	(9.7)	(2.4)	(11.8)	(4.4)
Income before income taxes	$13.5	$15.1	$23.2	$36.7
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
Second Quarter of 2013 Compared to the Second Quarter of 2012
Sales of $305.8 million in the second quarter of 2013 increased 1% from $301.7 million in the second quarter of 2012. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change 2nd Quarter 2013 vs. 2nd Quarter 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	1%	—%	—%	—%	1%
Sealing Products	1%	—%	n/a	(1)%	—%
Engineered Products	—%	—%	n/a	—%	—%
Engine Products & Services	—%	—%	—%	7%	7%
Following are the drivers regarding changes in sales for the second quarter of 2013 compared to the same period in 2012:

•	Our acquisition of Motorwheel – acquired in April 2012 and included in the Sealing Products segment.

•	Sales and segment profits in the second quarter of 2013 as compared to the same period in 2012 were not impacted by foreign exchange rate fluctuations.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2013 declined by $0.6 million compared to the same period in 2012. The decline was primarily driven by a decrease in purchased services ($0.6 million), group insurance costs ($0.9 million), and acquisition costs ($0.2 million), partially offset by higher salaries ($0.9 million), employee incentive compensation ($0.3 million) and travel costs ($0.2 million).

Net interest expense in the second quarter of 2013 increased $0.2 million as compared to the second quarter of 2012, primarily due to an increase in the note payable to GST because of capitalized PIK interest partially offset by lower borrowings against the senior secured revolving credit facility.
Other income (expenses), net in the second quarter of 2013 increased $7.3 million primarily due to a $6.3 million adjustment to an environmental reserve for a previously owned business and higher ACRP costs of $0.5 million as activity in relation to GST's asbestos liability estimation trial increased.
We recorded income tax expense of $5.5 million on pre-tax income from continuing operations of $13.5 million in the second quarter of 2013. During the second quarter of 2012, our effective tax rate was 32.2% as we recorded an income tax expense of $4.9 million on pre-tax income of $15.1 million. Our effective tax rate generally fluctuates based on the portion of our profits earned within and outside the U.S. versus lower rate foreign jurisdictions. The effective tax rate in the current quarter increased because more of our forecasted earnings are taxable in the U.S. This combined with certain losses arising outside the U.S. in jurisdictions where we do not record a tax benefit resulted in a higher than normal quarterly effective tax rate.
Net income was $8.0 million, or $0.35 per share, in the second quarter of 2013 compared to net income of $10.2 million, or $0.47 per share, in the same quarter of 2012. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $165.9 million in the second quarter of 2013 were relatively flat compared to the $165.1 million reported in the same quarter of 2012. Excluding the effect of the Motorwheel acquisition, sales were down 1% or $1.5 million due to lower volumes, primarily in the semiconductor industry ($4.1 million), partially offset by higher demand in the North American heavy-duty truck markets ($1.7 million).
Segment profit of $27.7 million in the second quarter of 2013 increased 21% from $22.8 million reported in the second quarter of 2012. Excluding the effects of the Motorwheel acquisition, profit was up $4.4 million or 19%. The increase in segment profit was the result of lower operating costs at Garlock from cost savings initiatives, higher volumes at Stemco, and favorable product mix and modest price increases across the segment. Additionally, segment profit benefited $1.6 million from lower restructuring and acquisition related costs. Operating margins for the segment improved from 13.8% in 2012 to 16.7% in 2013.
Engineered Products. Sales of $95.1 million in the second quarter of 2013 were unchanged from the $95.1 million reported in the second quarter of 2012. Sales benefited from modest price increases offset by lower demand in the European automotive markets and in CPI's North American markets.
Segment profit in the second quarter of 2013 was $8.6 million compared to $6.8 million in the same quarter last year. Lower overall volume at both GGB and CPI was more than offset by modest price increases at both GGB and CPI ($2.1 million) and manufacturing efficiencies at CPI ($1.1 million). Operating margins for the segment were 9.0%, which improved from the 7.2% reported in the comparable quarter last year.
Engine Products and Services. Sales of $45.0 million in the second quarter of 2013 were 7% higher than the $42.1 million reported in the second quarter of 2012. The increase in sales was due to higher environmental upgrades ($2.1 million) and service revenues ($0.8 million) compared to the prior year. Engine and parts revenue was flat compared to the second quarter of 2012. All engine revenues in both quarters were recorded under the percentage of completion method of accounting.
The segment reported a profit of $6.4 million in the second quarter of 2013 compared to $7.8 million in the second quarter of 2012. The quarter-over-quarter decline in segment profit was primarily due to a $1.9 million restructuring charge related to an early retirement program at FME partially offset by modest price increases for parts and service ($0.7 million). Operating margins for the segment decreased from 18.5% in 2012 to 14.2% in 2013.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Sales decreased 3% to $592.7 million in the first six months of 2013 from $613.2 million in 2012. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change First Six Months of 2013 vs. First Six Months of 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	3%	—%	(2)%	(4)%	(3)%
Sealing Products	5%	—%	n/a	(6)%	(1)%
Engineered Products	—%	1%	n/a	(5)%	(4)%
Engine Products & Services	—%	—%	(14)%	5%	(9)%
The decline in sales primarily reflects a change in market conditions from the first half of 2012, when we benefited from higher demand for semiconductor products, more favorable conditions in the company's European markets and higher engine revenues in the Engine Products and Services segment due to the shipment in the first quarter of 2012 of four engines accounted for under the completed contract method ($18.4 million).
Segment profit decreased 8% to $74.6 million in the first six months of 2013 from $80.7 million in the first six months of 2012 primarily because of lower volumes and a less favorable product mix ($20.1 million). These factors were partially offset by pricing initiatives across the company ($6.3 million), acquisitions ($4.6), and lower SG&A expenses in the Sealing Products and Engineered Products segments ($2.7 million). Following are the segment margins for the six months ended June 30, 2013 and 2012.

	2013	2012
Company Totals	12.6%	13.2%
Sealing Products	15.7%	14.4%
Engineered Products	7.7%	8.1%
Engine Products and Services	11.9%	18.8%
Corporate expenses for the first six months of 2013 were $0.6 million lower than the first six months of 2012 for the same factors affecting the comparison of the results between the second quarters of 2013 and 2012.
Net interest expense for the first six months of 2013 was $0.6 million higher than the first six months of 2012 for the same factors affecting the comparison of the results between the second quarters of 2013 and 2012.
Other income (expense), net for the first six months of 2013 was $7.4 million higher than the first six months of 2012 for the same factors affecting the comparison of the results between the second quarters of 2013 and 2012.
Income tax expense during the first six months of 2013 was $6.6 million compared to $12.7 million in the comparable period of 2012, resulting in a year-to-date effective tax rate of 28.4%. In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, retroactively extending previously expired tax provisions including credits for research and development, certain employment incentives, and other tax provisions applicable to us. Consequently, results from the six months ended June 30, 2013 include a tax benefit which significantly reduces our effective tax rate for the period, and to a lesser extent will reduce the annual effective tax rate for 2013. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.
Net income was $16.6 million, or $0.74 per share, for the first six months of 2013 compared to $24.0 million, or $1.11 per share, in the same period last year.

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
As of June 30, 2013, we held no cash or cash equivalents in the United States and $58.2 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided cash in the amount of $5.5 million in the first six months of both 2013 and 2012. Lower pre-tax earnings of $14 million and $8 million of higher pension plan contributions in 2013 were offset by $22 million of lower working capital requirements in 2013 as compared to 2012. The lower working capital requirements, primarily inventories and accounts payable, resulted from decreased business activity and working capital improvement programs in place at the operations. Income taxes paid in both periods were the same.
Investing activities used $22.1 million of cash during the first six months of 2013, primarily to fund capital expenditures and enterprise resource and planning system implementations. Investing activities used $99.1 million of cash in the first six months of 2012. Approximately $85 million was used to fund the Motorwheel acquisition and the balance was used to fund capital expenditures and enterprise resource and planning system implementations.
Financing activities provided $23.0 million in cash in the first six months of 2013, including net borrowings on the senior secured revolving credit facility of approximately $13 million and net proceeds from short term borrowings of $8.7 million. Financing activities in the first six months of 2012 provided cash of $94.5 million, primarily consisting of net borrowings on the senior secured revolving credit facility to fund the Motorwheel acquisition.
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
The borrowing availability at June 30, 2013, under our senior secured revolving credit facility was $83.9 million after giving consideration to $4.8 million of letters of credit outstanding and $47.6 million of revolver borrowings.
Convertible Debentures. As of June 30, 2013, we had $172.5 million outstanding in aggregate principal amount of Convertible Debentures, originally issued in October 2005 net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2013, the Convertible Debentures became convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro's common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2013. Conversion rights remain in effect through September 30, 2013 because the closing price per share of EnPro's common stock has exceeded $43.93, or 130% of the initial conversion price of $33.79, for at least 20 of 30 consecutive trading days during the period ending on June 30, 2013. The Convertible Debentures may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2013. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

The debt discount, $19.8 million as of June 30, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended June 30, 2013 and 2012 includes $1.7 million of contractual interest coupon in both periods and $1.9 million and $1.7 million, respectively, of debt discount amortization. Interest expense related to the

Convertible Debentures for the six months ended June 30, 2013 and 2012 includes $3.4 million of contractual interest coupon in both periods and $3.7 million and $3.4 million, respectively, of debt discount amortization.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2013, this amount was $39.5 million. This receivable is expected to be collected at a future date.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other 4 sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
During the three months ended June 30, 2013, we accrued a liability of $6.25 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other (nonoperating) expense on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have been advised that, at June 30, 2013, this trust retained assets valued at approximately $750,000. In March 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
As of June 30, 2013 and December 31, 2012, we had accrued liabilities of $16.0 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, some of which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 15 to the Consolidated Financial Statements

for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
Update. On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The estimation trial began on July 22, 2013.
GST and the Claimants’ Committee and FCR have proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offers a merits-based approach that focuses on its legal defenses to liability and takes account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The Claimants’ Committee and FCR offer a settlement-based theory of estimation.
During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial. We believe there will be no reason for the claimant representatives to re-file the motion because the derivative claims will likely be moot after the estimation trial, as we believe that the estimation trial will result in an estimate of aggregate liability for asbestos claims that GST is capable of fully funding.
From time to time during the case we have engaged in settlement discussions with asbestos claimant representatives and we anticipate that we will continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur.
Through June 30, 2013, GST has recorded Chapter 11 case-related fees and expenses totaling $80.2 million. The total includes $43.4 million for fees and expenses of GST’s counsel and experts; $29.7 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $7.1 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $22.8 million of those case-related fees and expenses in the first half of 2013 and $12.4 million in the second quarter of 2013, compared to $15.4 million and $8.1 million, respectively, in the first half and second quarter of 2012. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts for the estimation trial, and claimant representatives’ efforts to extend GST’s liability to affiliates.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At June 30, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At June 30, 2013, we had $123.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $72.0 million since the Petition Date. Of the $123.1 million of available insurance coverage remaining, we consider $122.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $123.1 million, $87.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $88.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $123.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $123.1 million is in addition to the $18.8 million collected in the first half of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $36.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2013 – $3.2 million (in the second half of the year)
2014 – $21.2 million

2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
In addition, GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $123.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at June 30, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.
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
We cannot predict when a plan of reorganization for GST might be approved and effective. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and is continuing. We believe that GST has presented compelling evidence at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts set forth in its proposed plan would be more than sufficient to fully fund its actual legal liability. There are many potential hurdles to plan confirmation, including appeals, that could arise during and after the estimation trial.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of June 30, 2013:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy British pound/sell euro	$26.6	Jul 2013 – Mar 2014	0.788 to 0.874 pound/euro
Buy USD/sell euro	7.6	Jul 2013 – Mar 2014	1.223 to 1.339 USD/euro
Sell British pound/buy euro	7.2	Jul 2013	0.857 pound/euro
Various others	30.4	Jul 2013 – Dec 2014	Various
	$71.8
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	—		—		—	—
May 1 – May 31, 2013	—		—		—	—
June 1 – June 30, 2013	595	(1)	$50.67	(1)	—	—
Total	595	(1)	$50.67	(1)	—	—

(1)
In June 2013, a total of 595 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $50.67 per share, the average of the high and low trading price of our common stock on June 28, 2013. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of August, 2013.

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

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Susan P. Ballance

10.2*	Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith