Form 10-Q
period 2013-09-30
ENPRO INDUSTRIES, INC
filed 2013-11-08
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
As of October 31, 2013, there were 20,951,120 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2013 and 2012
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$276.0	$291.7	$868.7	$904.9
Cost of sales	183.9	192.9	573.2	595.9
Gross profit	92.1	98.8	295.5	309.0
Operating expenses:
Selling, general and administrative	71.4	68.8	219.6	218.1
Other	2.4	1.2	6.1	3.5
Total operating expenses	73.8	70.0	225.7	221.6
Operating income	18.3	28.8	69.8	87.4
Interest expense	(11.3)	(10.9)	(33.7)	(32.5)
Interest income	0.2	—	0.6	0.2
Other expense	—	(0.5)	(6.3)	(1.0)
Income before income taxes	7.2	17.4	30.4	54.1
Income tax expense	(1.6)	(6.1)	(8.2)	(18.8)
Net income	$5.6	$11.3	$22.2	$35.3
Comprehensive income (loss)	$15.8	$20.5	$27.5	$40.7

Basic earnings per share	$0.27	$0.54	$1.06	$1.71
Diluted earnings per share	$0.23	$0.53	$0.96	$1.64
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2013 and 2012
(in millions)

	2013	2012
OPERATING ACTIVITIES
Net income	$22.2	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.3	21.0
Amortization	20.4	19.6
Accretion of debt discount	5.6	5.1
Deferred income taxes	(5.8)	3.5
Stock-based compensation	(1.2)	4.6
Excess tax benefits from stock-based compensation	(2.0)	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(15.3)	(12.5)
Inventories	(5.8)	(14.2)
Accounts payable	(8.4)	(7.6)
Other current assets and liabilities	11.9	3.2
Other non-current assets and liabilities	(5.8)	(2.1)
Net cash provided by operating activities	38.1	55.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21.9)	(20.4)
Payments for capitalized internal-use software	(6.4)	(3.6)
Acquisitions, net of cash acquired	(2.0)	(85.3)
Other	0.3	0.1
Net cash used in investing activities	(30.0)	(109.2)
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings	10.8	(0.5)
Proceeds from debt	143.9	226.4
Repayments of debt	(143.9)	(162.2)
Other	2.0	0.2
Net cash provided by financing activities	12.8	63.9
Effect of exchange rate changes on cash and cash equivalents	0.3	0.8
Net increase in cash and cash equivalents	21.2	11.4
Cash and cash equivalents at beginning of period	53.9	30.7
Cash and cash equivalents at end of period	$75.1	$42.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21.2	$20.6
Income taxes, net	$14.0	$15.3
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$75.1	$53.9
Accounts receivable	203.0	187.2
Inventories	137.2	130.8
Prepaid expenses and other current assets	28.8	22.3
Total current assets	444.1	394.2
Property, plant and equipment	185.5	185.5
Goodwill	219.5	220.4
Other intangible assets	205.6	222.5
Investment in GST	236.9	236.9
Other assets	130.7	111.4
Total assets	$1,422.3	$1,370.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$20.2	$10.1
Notes payable to GST	11.2	10.7
Current maturities of long-term debt	154.6	1.0
Accounts payable	75.7	83.9
Accrued expenses	139.5	121.8
Total current liabilities	401.2	227.5
Long-term debt	36.3	184.3
Notes payable to GST	248.1	237.4
Pension liability	98.8	112.7
Other liabilities	64.5	61.9
Total liabilities	848.9	823.8
Commitments and contingencies
Temporary equity	17.9	—
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,143,497 shares in 2013 and 20,904,857 shares in 2012	0.2	0.2
Additional paid-in capital	406.3	425.4
Retained earnings	168.1	145.9
Accumulated other comprehensive loss	(17.7)	(23.0)
Common stock held in treasury, at cost – 202,708 shares in 2013 and 204,382 shares in 2012	(1.4)	(1.4)
Total shareholders’ equity	555.5	547.1
Total liabilities and equity	$1,422.3	$1,370.9
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
All intercompany accounts and transactions between our consolidated operations have been eliminated.
Certain prior period amounts have been revised to conform to current classifications. Cash payments of $3.6 million for the nine months ended September 30, 2012 that are associated with the development or purchase of internal-use software have been presented as investing cash flows on the Consolidated Statement of Cash Flows. They were previously classified as operating cash flows. We concluded this revision was not material to the prior period’s cash flow statement and no other financial amounts or disclosures were affected.
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

2.	Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$5.6	$11.3	$22.2	$35.3
Denominator:
Weighted-average shares – basic	20.9	20.7	20.9	20.6
Share-based awards	0.2	0.3	0.2	0.4
Convertible debentures and related warrants	3.2	0.3	2.1	0.5
Weighted-average shares – diluted	24.3	21.3	23.2	21.5
Earnings per share:
Basic	$0.27	$0.54	$1.06	$1.71
Diluted	$0.23	$0.53	$0.96	$1.64
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

3.	Inventories

	September 30, 2013	December 31, 2012
	(in millions)
Finished products	$92.6	$72.0
Deferred costs relating to long-term contracts	13.7	16.6
Work in process	24.7	33.4
Raw materials and supplies	42.9	36.3
	173.9	158.3
Reserve to reduce certain inventories to LIFO basis	(12.7)	(12.4)
Progress payments	(24.0)	(15.1)
Total	$137.2	$130.8
The deferred costs and progress payments shown in the table above relate to engine contracts accounted for under the completed contract method of accounting. In addition, we have made progress payments to our vendor on long lead time manufactured engine component parts. These payments of $9.0 million and $8.1 million as of September 30, 2013 and December 31, 2012, respectively, are included in other current assets in the accompanying Consolidated Balance Sheets.
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
Additional information regarding engine contracts accounted for under the POC method is as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$128.4	$76.9
Cumulative billings on uncompleted contracts	130.1	71.2
	$(1.7)	$5.7
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2013	December 31, 2012
	(in millions)
Accounts receivable (revenue in excess of billings)	$7.9	$10.3
Accrued expenses (deferred revenue)	(9.6)	(4.6)
	$(1.7)	$5.7
See Note 3 for a presentation of the deferred costs and progress payments associated with engine contracts accounted for under the completed-contract method.

5.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2013, are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)
Gross goodwill as of December 31, 2012	$180.6	$169.2	$7.1	$356.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2012	152.8	60.5	7.1	220.4
Change due to acquisitions	—	(0.2)	—	(0.2)
Change due to foreign currency translation	0.4	(1.1)	—	(0.7)
Gross goodwill as of September 30, 2013	181.0	167.9	7.1	356.0
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of September 30, 2013	$153.2	$59.2	$7.1	$219.5

Identifiable intangible assets are as follows:

	As of September 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$191.1	$81.4	$190.0	$70.7
Existing technology	53.8	17.6	53.8	13.3
Trademarks	33.6	16.4	33.2	14.8
Other	23.4	17.2	23.6	15.7
	301.9	132.6	300.6	114.5
Indefinite-Lived:
Trademarks	36.3	—	36.4	—
Total	$338.2	$132.6	$337.0	$114.5
Amortization expense for the quarters ended September 30, 2013 and 2012, was $6.0 million and $6.4 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012, was $18.3 million and $17.9 million, respectively.

6.	Accrued Expenses

	September 30, 2013	December 31, 2012
	(in millions)
Salaries, wages and employee benefits	$48.6	$47.2
Interest	24.5	28.8
Income and other taxes	21.0	13.1
Other	45.4	32.7
	$139.5	$121.8

7.	Related Party Transactions
The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec Industries Inc (“Coltec”). Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 14, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of September 30, 2013 and December 31, 2012, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $20.2 million and $10.1 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 8.
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
Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Quarters Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
Sales to GST	Net sales	$5.9	$5.5	$18.3	$17.6
Purchases from GST	Cost of sales	$5.8	$6.2	$19.7	$16.1
Interest expense	Interest expense	$7.4	$7.0	$21.8	$20.8

	Financial Statement Location	September 30, 2013	December 31, 2012
		(in millions)
Due from GST	Accounts receivable	$14.9	$20.5
Income tax receivable	Other assets	$47.3	$32.8
Due to GST	Accounts payable	$7.4	$5.0
Accrued interest	Accrued expenses	$21.3	$27.4
Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $7.5 million and $21.9 million as of September 30, 2013 and December 31, 2012, respectively. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

8.	Long-Term Debt
Convertible Debentures
As of September 30, 2013, we had $172.5 million outstanding in aggregate principal amount of Convertible Debentures, originally issued in October 2005 net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of October 1, 2013, the Convertible Debentures

remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on September 30, 2013. The Convertible Debentures will be convertible until December 31, 2013, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of September 30, 2013. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
We used a portion of the net proceeds from the sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stockholders from conversion of the Convertible Debentures and have the effect to us of increasing the conversion price of the Convertible Debentures to $46.78 per share.
The debt discount, $17.9 million as of September 30, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended September 30, 2013 and 2012 includes $1.7 million of contractual interest coupon in both periods and $1.9 million and $1.7 million, respectively, of debt discount amortization. Interest expense related to the Convertible Debentures for the nine months ended September 30, 2013 and 2012 includes $5.1 million of contractual interest coupon in both periods and $5.6 million and $5.1 million, respectively, of debt discount amortization.
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
The borrowing availability under our senior secured revolving credit facility at September 30, 2013 was $86.3 million after giving consideration to $4.8 million of letters of credit outstanding and $35.3 million of outstanding revolver borrowings.

9.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2013 and 2012, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions)				(in millions)
Service cost	$1.7	$1.1	$0.2	$0.2	$5.1	$3.4	$0.6	$0.6
Interest cost	2.7	2.6	0.1	0.1	8.1	7.7	0.3	0.3
Expected return on plan assets	(3.1)	(2.3)	—	—	(9.3)	(6.8)	—	—
Amortization of prior service cost	0.2	0.1	—	—	0.3	0.3	—	—
Amortization of net loss	2.3	2.3	—	—	6.7	6.8	—	—
Deconsolidation of GST	(0.5)	(0.5)	—	—	(1.5)	(1.6)	—	—
Net periodic benefit cost	$3.3	$3.3	$0.3	$0.3	$9.4	$9.8	$0.9	$0.9

In the nine months ended September 30, 2013, we contributed $17.4 million to our U.S. defined benefit pension plans and anticipate additional contributions of $5.1 million prior to December 31, 2013.

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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $93.6 million and $130.4 million at September 30, 2013 and December 31, 2012, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive loss at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 13 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of September 30, 2013 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

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

Segment operating results and other financial data for the quarters and nine months ended September 30, 2013 and 2012 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Sales
Sealing Products	$157.9	$152.4	$470.4	$467.0
Engineered Products	84.1	87.1	271.0	282.8
Engine Products and Services	34.9	53.1	129.3	157.2
	276.9	292.6	870.7	907.0
Intersegment sales	(0.9)	(0.9)	(2.0)	(2.1)
Total sales	$276.0	$291.7	$868.7	$904.9
Segment Profit
Sealing Products	$24.2	$23.6	$73.2	$68.9
Engineered Products	2.9	3.5	17.3	19.3
Engine Products and Services	2.3	10.4	13.5	30.0
Total segment profit	29.4	37.5	104.0	118.2
Corporate expenses	(7.6)	(6.9)	(25.2)	(25.1)
Interest expense, net	(11.1)	(10.9)	(33.1)	(32.3)
Other expense, net	(3.5)	(2.3)	(15.3)	(6.7)
Income before income taxes	$7.2	$17.4	$30.4	$54.1
Segment assets are as follows:

	September 30, 2013	December 31, 2012
Sealing Products	$541.1	$528.8
Engineered Products	340.8	318.5
Engine Products and Services	111.0	121.8
Corporate	429.4	401.8
	$1,422.3	$1,370.9

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$19.2	$19.2	$—	$—
	19.2	19.2	—	—
Guaranteed investment contract	2.8	—	2.8	—
Foreign currency derivatives	0.6	—	0.6	—
Deferred compensation assets	5.2	5.2	—	—
	$27.8	$24.4	$3.4	$—
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—	$—
Foreign currency derivatives	1.2	—	1.2	—
	$8.8	$7.6	$1.2	$—

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.9	$21.9	$—	$—
	21.9	21.9	—	—
Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	4.5	4.5	—	—
	$29.4	$26.4	$3.0	$—
Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	0.9	—	0.9	—
	$7.4	$6.5	$0.9	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$190.9	$354.3	$185.3	$261.6
Notes payable to GST	$259.3	$276.2	$248.1	$268.2

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

13.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$33.2	$(61.1)	$—	$(27.9)
Other comprehensive income before reclassifications	8.8	—	—	8.8
Amounts reclassified from accumulated other comprehensive loss	—	1.4	—	1.4
Net current-period other comprehensive income	8.8	1.4	—	10.2
Ending balance	$42.0	$(59.7)	$—	$(17.7)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	0.4	—	—	0.4
Amounts reclassified from accumulated other comprehensive loss	—	4.3	0.6	4.9
Net current-period other comprehensive income	0.4	4.3	0.6	5.3
Ending balance	$42.0	$(59.7)	$—	$(17.7)
Reclassifications out of accumulated other comprehensive loss for the quarter and nine months months ended September 30, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Line Item
	Quarter Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Amortization of pension and other postretirement plans:
Prior service costs	$0.2	$0.3	(1)
Actuarial losses	2.3	6.7	(1)
Total before tax	2.5	7.0
Tax benefit	(1.1)	(2.7)	Income tax expense
Net of tax	$1.4	$4.3
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$1.0	Cost of sales
Tax benefit	—	(0.4)	Income tax expense
Net of tax	$—	$0.6

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 9 – “Pensions and Postretirement Benefits” for additional details).

14.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a potential proposed plan of reorganization. The estimation trial commenced on July 22, 2013 and concluded on August 22, 2013. Post-trial briefing is now in process, and a decision from the Court is not expected prior to the first quarter of 2014. That estimation decision will not end the case; there are many potential hurdles to plan confirmation, including appeals, that could arise after the estimation decision.
Through September 30, 2013, GST has recorded cumulative reorganization costs, including fees and expenses, in the Chapter 11 case totaling $95.6 million. The total includes $50.8 million for fees and expenses of GST’s counsel and experts; $35.6 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $9.2 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $38.2 million of those case-related fees and expenses in the first nine months of 2013, compared to $22.7 million in the first nine months of 2012.
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
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$59.0	$58.8	$187.6	$183.2
Cost of sales	33.3	35.3	110.8	109.3
Gross profit	25.7	23.5	76.8	73.9
Operating expenses:
Selling, general and administrative	9.9	11.2	30.3	35.1
Asbestos-related	0.5	0.6	1.8	(1.8)
Other	0.1	0.1	0.5	1.4
Total operating expenses	10.5	11.9	32.6	34.7
Operating income	15.2	11.6	44.2	39.2
Interest income, net	7.4	7.1	21.9	20.9
Income before reorganization expenses and income taxes	22.6	18.7	66.1	60.1
Reorganization expenses	(15.4)	(7.3)	(38.2)	(22.7)
Income before income taxes	7.2	11.4	27.9	37.4
Income tax expense	(2.0)	(3.3)	(8.4)	(12.5)
Net income	$5.2	$8.1	$19.5	$24.9
Comprehensive income	$6.2	$10.4	$16.7	$27.5
GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2013 and 2012
(in millions)

	2013	2012
Net cash provided by operating activities	$38.2	$20.7
Investing activities
Purchases of property, plant and equipment	(6.3)	(5.9)
Net receipts (payments) from loans to affiliates	(10.8)	0.5
Purchase of held-to-maturity securities	(24.0)	—
Other	(0.7)	1.4
Net cash used in investing activities	(41.8)	(4.0)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.8
Net increase (decrease) in cash and cash equivalents	(5.0)	17.5
Cash and cash equivalents at beginning of period	43.6	126.3
Cash and cash equivalents at end of period	$38.6	$143.8

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	September 30, 2013	December 31, 2012
Assets:
Current assets	$309.2	$168.2
U.S. Treasury securities	—	110.0
Asbestos insurance receivable	101.1	120.7
Deferred income taxes	130.9	124.8
Notes receivable from affiliate	248.1	237.4
Other assets	76.1	74.3
Total assets	$865.4	$835.4
Liabilities and Shareholder’s Equity:
Current liabilities	$90.6	$76.9
Other liabilities	10.7	10.8
Liabilities subject to compromise (A)	468.4	468.4
Total liabilities	569.7	556.1
Shareholder’s equity	295.7	279.3
Total liabilities and shareholder’s equity	$865.4	$835.4

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of September 30, 2013. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 15, “Commitments and Contingencies – Asbestos.”

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2013 and December 31, 2012, we had accrued liabilities of $15.5 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During the three months ended June 30, 2013, we accrued a liability of $6.25 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other (non-operating) expense on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have been advised that, at June 30, 2013, this trust retained assets valued at approximately $750,000. In March 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
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
In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. We own a guaranteed investment contract with a current value of $2.8 million, which is being held in a special account in case of a shortfall in the Benefits Trust.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
	(in millions)
Balance at beginning of year	$4.1	$3.5
Charges to expense	2.5	1.5
Settlements made (primarily payments)	(3.1)	(1.8)
Balance at end of period	$3.5	$3.2
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
Asbestos
Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither we nor any of our subsidiaries other than GST LLC and Anchor have ever paid an asbestos claim.
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
During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.
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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,800 of those mesothelioma claims records were not, in fact, pending mesothelioma claims. Garrison now believes that there were less than 4,000 mesothelioma claims pending against it as of the Petition Date. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries, have been as a result of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) have not responded to the questionnaire at all; many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At September 30, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.

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
Insurance Coverage. At September 30, 2013 we had $123.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $72.0 million since the Petition Date. Of the $123.1 million of available insurance coverage remaining, we consider $122.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $123.1 million, $87.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $88.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $123.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $123.1 million is in addition to the $18.8 million collected in the first nine months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2013 – $2 million (in the last quarter of the year)
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
Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at September 30, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.
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
We cannot predict when a plan of reorganization for GST might be approved and effective. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and concluded on August 22, 2013. Although the Bankruptcy Court's determination is uncertain, we believe that GST presented compelling evidence at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts set forth in its proposed plan would be more than sufficient to fully fund its actual legal liability. Post-trial briefing is now in process. A decision from the Court is not expected prior to the first quarter of 2014. That estimation decision will not end the case; there are many potential hurdles to plan confirmation, including appeals, that could arise after the estimation decision.

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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2013 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 14 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
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
Outlook
In comparison to the fourth quarter of 2012, activity in certain of our European markets appears to be increasing modestly and demand at our businesses that serve certain original equipment markets in North America also appears to be slightly better than a year ago. In our U.S. government markets, we expect the ongoing effect of sequestration to continue to reduce demand for aftermarket parts and services. In this environment, we expect our total fourth quarter sales to be about the same as in the fourth quarter of 2012, but operating profits are likely to reflect a higher portion of our sales into original equipment markets, where margins tend to be lower.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our annual effective tax rate for 2013 will be between 29% and 31%. Tax expense in 2013 is favorably impacted by the January passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions including credits for research and development, certain employment incentives, and other tax provisions applicable to us. Other discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $22.5 million to our U.S. defined benefit pension plans in 2013, of which $17.4 million was contributed during the first nine months of 2013. Additional significant contributions are likely to be required in 2014 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2013 will be $10.5 million, which would be $1.9 million less than in 2012. The expected decrease in pension expense is primarily due to the strong performance of the pension assets, partially offset by a decrease in the discount rate used in the actuarial computations.
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
Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Sales
Sealing Products	$157.9	$152.4	$470.4	$467.0
Engineered Products	84.1	87.1	271.0	282.8
Engine Products and Services	34.9	53.1	129.3	157.2
	276.9	292.6	870.7	907.0
Intersegment sales	(0.9)	(0.9)	(2.0)	(2.1)
Total sales	$276.0	$291.7	$868.7	$904.9
Segment Profit
Sealing Products	$24.2	$23.6	$73.2	$68.9
Engineered Products	2.9	3.5	17.3	19.3
Engine Products and Services	2.3	10.4	13.5	30.0
Total segment profit	29.4	37.5	104.0	118.2
Corporate expenses	(7.6)	(6.9)	(25.2)	(25.1)
Interest expense, net	(11.1)	(10.9)	(33.1)	(32.3)
Other expense, net	(3.5)	(2.3)	(15.3)	(6.7)
Income before income taxes	$7.2	$17.4	$30.4	$54.1
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
Third Quarter of 2013 Compared to the Third Quarter of 2012
Sales of $276.0 million in the third quarter of 2013 decreased 5% from $291.7 million in the third quarter of 2012. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change 2nd Quarter 2013 vs. 2nd Quarter 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	1%	1%	(3)%	(4)%	(5)%
Sealing Products	1%	1%	n/a	2%	4%
Engineered Products	—%	2%	n/a	(5)%	(3)%
Engine Products & Services	—%	—%	(16)%	(18)%	(34)%
Following are the key points regarding changes in sales for the third quarter of 2013 compared to the same period in 2012:

•	The acquisition of a small product line in January 2013 included in the Sealing Products segment

•	Favorable foreign currency exchange rate fluctuations in the third quarter of 2013 as compared to the same period in 2012

•	Lower revenues in the Engine Products & Services segment, which is discussed further in the discussion of segment results following

See below for additional discussion on segment sales and segment profits.
Corporate expenses for the third quarter of 2013 increased $0.7 million as compared to the same period in 2012. The increase was primarily driven by an increase in employee incentive compensation ($0.8 million), purchased services ($0.6 million) and acquisition costs ($0.2 million), partially offset by employee medical costs ($0.9 million).
Net interest expense in the third quarter of 2013 increased $0.2 million as compared to the same period of 2012, primarily due to an increase in the note payable to GST because of capitalized PIK interest partially offset by lower borrowings against the senior secured revolving credit facility.
Other expense, net in the third quarter of 2013 increased $1.2 million as compared to the same period of 2012, primarily due to higher ACRP costs of $1.4 million as activity in relation to GST's asbestos liability estimation trial increased.
We recorded income tax expense of $1.6 million on pre-tax income from continuing operations of $7.2 million in the third quarter of 2013, resulting in an effective tax rate for the quarter of 22.2%. During the third quarter of 2012, our effective tax rate was 35.4% as we recorded an income tax expense of $6.1 million on pre-tax income of $17.4 million. Our effective tax rate generally fluctuates based on the portion of our profits earned within and outside the U.S. versus lower rate foreign jurisdictions. The effective tax rate in the current quarter decreased because a larger proportion of our forecasted earnings are taxable in foreign jurisdictions that carry an effective tax rate significantly lower than the U.S.
Net income was $5.6 million, or $0.23 per share, in the third quarter of 2013 compared to net income of $11.3 million, or $0.53 per share, in the same quarter of 2012. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $157.9 million in the third quarter of 2013 reflect a 4% increase compared to the $152.4 million reported in the same quarter of 2012. Excluding the benefit of the product line acquisition ($0.8 million) and favorable foreign exchange ($1.7 million), sales were up 2% or $3.0 million. Higher demand in the North American heavy-duty truck markets ($6.0 million) and price increases across the segment ($1.8 million) more than offset lower volumes at the consolidated Garlock operations ($3.9 million) and Technetics ($1.2 million).
Segment profit of $24.2 million in the third quarter of 2013 was an increase of 3% from $23.6 million reported in the third quarter of 2012. Excluding the effects of the product line acquisition and foreign exchange, profit was up $0.8 million or 3%. The increase in segment profit was the result of higher volumes at Stemco and price increases across the segment, partially offset by higher costs at Garlock and Stemco. Including the acquisition and foreign exchange effects, operating margins for the segment declined from 15.5% in 2012 to 15.3% in 2013.
Engineered Products. Sales in the third quarter of 2013 decreased 3% to $84.1 million from the $87.1 million reported in the third quarter of 2012. Excluding the favorable foreign exchange ($1.5 million), sales were down 5% or $4.5 million due to lower demand in the European automotive markets and in CPI's North American markets partially offset by price increases across the segment.
Segment profit in the third quarter of 2013 was $2.9 million compared to $3.5 million in the same quarter last year. Lower volumes at both GGB and CPI ($2.9 million) and higher restructuring costs at CPI ($1.0 million) more than offset price increases at both GGB and CPI ($2.0 million), lower restructuring costs at GGB ($0.8 million), and manufacturing efficiencies at CPI ($0.6 million). Operating margins for the segment were 3.4%, which declined from the 4.0% reported in the comparable quarter last year.
Engine Products and Services. Sales of $34.9 million in the third quarter of 2013 decreased 34% from the $53.1 million reported in the third quarter of 2012. The decrease in sales was due to lower parts and service revenue because of sequestration and the timing of scheduled maintenance ($9.6 million), the shipment of two engines in the third quarter of 2012 accounted for under the completed contract method ($6.2 million), and lower POC engine revenue mainly due to downtime incurred during redesign of the manufacturing floor ($1.5 million).
The segment reported a profit of $2.3 million in the third quarter of 2013 compared to $10.4 million in the third quarter of 2012. The quarter-over-quarter decline in segment profit was primarily due to volume decreases and a less attractive product mix as parts and service sales declined. Operating margins for the segment decreased from 19.6% in 2012 to 6.6% in 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Sales decreased 4% to $868.7 million in the first nine months of 2013 from $904.9 million in 2012. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change First Nine Months of 2013 vs. First Nine Months of 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	2%	—%	(2)%	(4)%	(4)%
Sealing Products	3%	1%	n/a	(3)%	1%
Engineered Products	—%	1%	n/a	(5)%	(4)%
Engine Products & Services	—%	—%	(14)%	(4)%	(18)%
The factors contributing to sales and segment profit results for the first nine months of 2013 compared to the same period in 2012 were essentially the same as those affecting the comparison of the results between the third quarters of 2013 and 2012. Following are the segment margins for the nine months ended September 30, 2013 and 2012.

	2013	2012
Company Totals	12.0%	13.1%
Sealing Products	15.6%	14.8%
Engineered Products	6.4%	6.8%
Engine Products and Services	10.4%	19.1%
Corporate expenses for the first nine months of 2013 were $0.1 million higher than the first nine months of 2012.
Net interest expense for the first nine months of 2013 was $0.8 million higher than the first nine months of 2012 for the same factors affecting the comparison of the results between the third quarters of 2013 and 2012.
Other expense, net for the first nine months of 2013 was $8.6 million higher than the first nine months of 2012 due to higher environmental reserves ($5.3 million) and increased ACRP costs as activity in relation to GST's asbestos liability estimation trial increased ($2.2 million).
Income tax expense during the first nine months of 2013 was $8.2 million, resulting in a year-to-date effective tax rate of 27.0%. This is compared to $18.8 million in the comparable period of 2012, that resulted in a year-to-date effective tax rate of 34.8%. In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, retroactively extending previously expired tax provisions including credits for research and development, certain employment incentives, and other tax provisions applicable to us. Consequently, results from the nine months ended September 30, 2013 include a tax benefit which significantly reduces our effective tax rate for 2013. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.
Net income was $22.2 million, or $0.96 per share, for the first nine months of 2013 compared to $35.3 million, or $1.64 per share, in the same period last year.
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
As of September 30, 2013, we held $5.9 million of cash or cash equivalents in the United States and $69.2 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Cash Flows
Operating activities provided cash in the amount of $38.1 million in the first nine months of 2013 compared to $55.9 million in the same period last year. Lower pre-tax earnings of $24 million and higher pension plan contributions of $9 million in 2013 were offset by lower working capital requirements of $14 million in 2013 as compared to 2012. The lower working capital requirements, primarily inventories and accounts payable, resulted from decreased business activity and working capital improvement programs in place at the operations. Income taxes paid in 2013 were $1 million lower than paid in 2012.
Investing activities used $30.0 million of cash during the first nine months of 2013, primarily to fund capital expenditures and enterprise resource and planning system implementations. Investing activities used $109.2 million of cash in the first nine months of 2012, of which approximately $85 million was used to fund the Motorwheel acquisition and the balance was used to fund capital expenditures and enterprise resource and planning system implementations.
Financing activities provided $12.8 million in cash in the first nine months of 2013, primarily from net proceeds on short term borrowings of $10.8 million. Financing activities in the first nine months of 2012 provided cash of $63.9 million, primarily consisting of net borrowings on the senior secured revolving credit facility to fund the Motorwheel acquisition.
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
The borrowing availability at September 30, 2013, under our senior secured revolving credit facility was $86.3 million after giving consideration to $4.8 million of letters of credit outstanding and $35.3 million of revolver borrowings.
Convertible Debentures. As of September 30, 2013, we had $172.5 million outstanding in aggregate principal amount of Convertible Debentures, originally issued in October 2005 net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2013, the Convertible Debentures became convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro's common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2013. Conversion rights remain in effect through December 31, 2013 because the closing price per share of EnPro's common stock has exceeded $43.93, or 130% of the initial conversion price of $33.79, for at least 20 of 30 consecutive trading days during the period ending on September 30, 2013. The Convertible Debentures may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of September 30, 2013. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

The debt discount, $17.9 million as of September 30, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended September 30, 2013 and 2012 includes $1.7 million of contractual interest coupon in both periods and $1.9 million and $1.7 million, respectively, of debt discount amortization. Interest expense related to the Convertible Debentures for the nine months ended September 30, 2013 and 2012 includes $5.1 million of contractual interest coupon in both periods and $5.6 million and $5.1 million, respectively, of debt discount amortization.

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
Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, containing encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2013, this amount was $47.3 million. This receivable is expected to be collected at a future date.
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
During the three months ended June 30, 2013, we accrued a liability of $6.25 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other (non-operating) expense on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have been advised that, at June 30, 2013, this trust retained assets valued at approximately $750,000. In March 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
As of September 30, 2013 and December 31, 2012, we had accrued liabilities of $15.5 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, some of which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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
On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The estimation trial began on July 22, 2013 and concluded on August 22, 2013.
During the estimation trial, GST and the Claimants’ Committee and FCR presented different approaches to estimating allowed asbestos personal injury claims against GST. GST offered a merits-based approach that focused on its legal defenses to liability and claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The Claimants’ Committee and FCR offer a settlement-based theory of estimation.
Post-trial briefing is now in process. A decision from the Bankruptcy Court is not expected before the first quarter of 2014. That decision, which will be the Court's estimate of GST LLC's liability for pending and future mesothelioma claims, will not end the case; there are many potential hurdles to plan confirmation, including appeals, that could arise after the estimation decision.
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
Through September 30, 2013, GST has recorded Chapter 11 case-related fees and expenses totaling $95.6 million. The total includes $50.8 million for fees and expenses of GST’s counsel and experts; $35.6 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $9.2 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $38.2 million of those case-related fees and expenses in the first nine months of 2013, compared to $22.7 million in the first nine months of 2012. GST attributes the large year-over-year increase to increased activity in the case, including activity related to discovery disputes, the identification and preparation of experts, claimant representatives’ efforts to extend GST’s liability to affiliates, and the high costs of the estimation trial.
See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 14 and 15 to our Consolidated Financial Statements.
Asbestos
Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but only GST LLC and Anchor have ever paid an asbestos claim.
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
During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.
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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,800 of those mesothelioma claims records were not, in fact, pending mesothelioma claims. Garrison now believes that there were less than 4,000 mesothelioma claims pending against it as of the Petition Date. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries, have been as a result of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) have not responded to the questionnaire at all; many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At September 30, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At September 30, 2013, we had $123.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $72.0 million since the Petition Date. Of the $123.1 million of available insurance coverage remaining, we consider $122.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $123.1 million, $87.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $88.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $123.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $123.1 million is in addition to the $18.8 million collected in the first nine months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2013 – $2 million (in the last quarter of the year)
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
Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability; GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at September 30, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.
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
We cannot predict when a plan of reorganization for GST might be approved and effective. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and concluded on August 22, 2013. Although the Bankruptcy Court's determination is uncertain, we believe that GST presented compelling evidence at the estimation trial that, among other things, GST’s products could not have been a substantial contributing cause of any asbestos-related disease. Therefore GST believes the amounts set forth in its proposed plan would be more than sufficient to fully fund its actual legal liability. Post-trial briefing is now in process. A decision from the Court is not expected prior to the first quarter of 2014. That estimation decision will not end the case; there are many potential hurdles to plan confirmation, including appeals, that could arise after the estimation decision.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward and option contracts as of September 30, 2013:

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Sell British pound/buy euro	$35.4	Oct 2013 – Dec 2013	0.8403 to 0.8610 pound/euro
Buy British pound/sell euro	27.4	Oct 2013 – Mar 2014	0.8046 to 0.8744 pound/euro
Various others	30.8	Oct 2013 – Dec 2014	Various
	$93.6
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	—		—		—	—
August 1 – August 31, 2013	—		—		—	—
September 1 – September 30, 2013	502	(1)	$59.92	(1)	—	—
Total	502	(1)	$59.92	(1)	—	—

(1)
In September 2013, a total of 502 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $59.92 per share, the average of the high and low trading price of our common stock on September 30, 2013. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of November, 2013.

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