Form 10-K
period 2013-12-31
ENPRO INDUSTRIES, INC
filed 2014-02-25
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
_____________________________________________________
ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)
_____________________________________________________

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
 _____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2013 was $1,031,277,367. As of February 18, 2014, there were 21,213,991 shares of common stock of the registrant outstanding, which includes 201,750 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2013, we had 62 primary manufacturing facilities located in 13 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
Our sales by geographic region in 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(in millions)
United States	$620.3	$654.2	$561.3
Europe	308.6	305.0	321.4
Other	215.3	225.0	222.8
Total	$1,144.2	$1,184.2	$1,105.5

On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “– Contingencies, Subsidiary Bankruptcy” and “– Contingencies, Asbestos,” and Notes 18 and 19 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the years ended December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
	(in millions)
United States	$122.8	$123.6	$122.5
Europe	21.2	17.3	19.4
Other	100.8	99.2	94.2
Total	$244.8	$240.1	$236.1

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

Acquisitions and Dispositions
In January 2013, we acquired certain assets and assumed certain liabilities of a small distributor of industrial seals in Singapore which is managed as part of the Garlock operations in the Sealing Products segment. The acquisition was paid for with $2.0 million of cash.
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
Dynamic bearing isolator seals are used in power transmission systems to contain lubricants within bearing housings while also preventing contamination ingress. Bearing isolators provide users long-life sealing due to the non-contact seal design, and therefore are used in many OEM electric motors and gear boxes. GST LLC continues to innovate and build a patent portfolio of bearing isolator products. Its well-known brands include GUARDIAN™, ISO-GARD™, EnDuro™ and SGi™.
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
Critical service flange gaskets, seals and electrical flange isolation kits are used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications and crude oil and natural gas pipeline/transmission line applications. These products are sold under the brand names Pikotek®, VCS/LineSeal®, VCFS™, Flowlok™, PGE™, LineBacker®, LineBacker®61™ NSF, GasketSeal® and ElectroStop®. Additional products for pipeline wall penetration sealing systems are supplied to water, construction and infrastructure industries under the Link-Seal® and Century-Line® brand names.
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
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 40% of sales delivered to customers outside the United States in 2013. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2013, no single customer accounted for more than 7% of segment revenues.
Competition. Competition in the sealing markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Federal-Mogul Corporation, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.
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

Customers. Our Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks worldwide, with approximately 73% of sales delivered to customers outside the United States in 2013. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. Compressor Products International sells its products and services globally through a network of company salespersons, independent sales representatives, distributors and service centers. In 2013, no single customer accounted for more than 3% of segment revenues.
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
Raw Materials and Components. GGB’s major raw material purchases include steel coil, bronze powder, bronze coil and PTFE. GGB sources components from a number of external suppliers. Compressor Products International’s major raw material purchases include PTFE, PEEK, compound additives, cast iron, bronze, steel, and stainless steel bar stock. We believe all of these raw materials and components are readily available from various suppliers.
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
Customers. Our Engine Products and Services segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 4% of sales delivered to customers outside the United States in 2013. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., and Exelon. In 2013, the largest customer accounted for approximately 21% of segment revenues.
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
Backlog
At December 31, 2013, we had a backlog of orders valued at $293.8 million compared with $288.9 million at December 31, 2012. Approximately 8% of the backlog, almost exclusively at Fairbanks Morse Engine, is expected to be filled beyond 2014. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2013, 44 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Twenty-one of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel and its subsidiaries for certain of the four-stroke reciprocating engines it produces. The terms of the licenses varies by engine type, with one set of licenses set to expire in 2014 currently in the process of being renewed for a multi-year period, while licenses for the remaining engine types have terms, subject to potential renewal, expiring in 2018 or 2019. A loss of these licenses or a failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
We currently have approximately 4,600 employees worldwide in our continuing operations. Approximately 2,400 employees are located within the U.S., and approximately 2,200 employees are located outside the U.S., primarily in Europe, Canada and China. Approximately 13% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract termination dates from August 2014 to January 2018. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 1,000 additional employees worldwide.

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

•
the uncertainty of the number and per claim value of pending and potential future asbestos claims. On the Petition Date, according to Garrison, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those claims were not, in fact, pending mesothelioma claims. As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court and the filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. An estimation trial for the purpose of estimating the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013 and concluded on August 22, 2013. GST, on the one hand, and the claimants’ representatives, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offered a merits-based approach that focused on its legal defenses to liability and took account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The claimants’ representatives offered a settlement-based theory of estimation. On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. The judge's liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will increase that $125 million amount. Our recorded asbestos liability as of the Petition Date was $472.1 million. Neither we nor GST has endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate as of December 31, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a resolution can be made and therefore believes that there is no basis upon which it can revise the estimate last updated prior to the Petition Date;

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

•
the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs. During the course of the proceedings before the bankruptcy court, the claimant representatives have asserted that affiliates of GST, including the Company and Coltec, should be held responsible for the asbestos liabilities of GST under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the bankruptcy court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the bankruptcy court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion; and

•
the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings. Through December 31, 2013, GST has recorded Chapter 11 case-related fees and expenses totaling $102.0 million.

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
The prices for some of the raw materials we purchase increased in 2013. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations or cash flows in any fiscal period.
We have contingent liabilities related to previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.
Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, we could potentially be subject to the liabilities related to environmental liabilities associated with the pre-1983 operations of Crucible Steel Corporation a/k/a Crucible, Inc., and for the firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. Coltec has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with Coltec’s periods of ownership of those operations.
We have insurance, reserves, and funds held in trust to address some of these liabilities. However, if our insurance coverage is depleted, our reserves are not adequate, or the funds held in trust are insufficient, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2013, we derived approximately 46% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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
The anti-takeover provisions of our articles of incorporation and bylaws and provisions of North Carolina law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our articles of incorporation and bylaws, among other things:

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
Our convertible debentures mature on October 15, 2015. The debentures are subject to conversion when one or more of the conversion conditions specified in the indenture governing the debentures are satisfied. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of debentures converted. One of these conversion conditions is based on the trading price of our common stock. The debentures become subject to conversion in the succeeding quarter, upon notice by the holders, when the closing price per share of our common stock exceeds $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the last thirty (30) consecutive trading days of any calendar quarter (such amounts are subject to adjustment for specified events as set forth in the indenture). This conversion condition was satisfied at December 31, 2013.
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
We are headquartered in Charlotte, North Carolina and have 62 primary manufacturing facilities in 13 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)

U.S.
Palmyra, New York*	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	160,000
Paragould, Arkansas	Sealing Products	Owned	142,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Engine Products and Services	Owned	433,000
Foreign
Mexico City, Mexico*	Sealing Products	Owned	131,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.
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

BorgWarner

A subsidiary of BorgWarner Inc. ("BorgWarner") has asserted claims against GGB France E.U.R.L. ("GGB France") with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.

Trent Tube
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and have valued them at $750,000 for our internal purposes. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	53	President, Chief Executive Officer and Director
Alexander W. Pease	42	Senior Vice President and Chief Financial Officer
Todd L. Anderson	44	President, Stemco
Susan P. Ballance	46	Vice President, Chief Accounting Officer and Controller
David S. Burnett	47	Vice President, Treasury and Tax
J. Milton Childress II	56	Vice President, Strategic Planning and Business Development
Jon A. Cox	48	Group President, Stemco and Chief Innovation Officer, EnPro
Dale A. Herold	47	President, Garlock and Chief Customer Officer, EnPro
Gilles Hudon	54	President, Technetics Group
Cynthia A. Marushak	50	Vice President, Talent and Organization Development
Robert S. McLean	49	Vice President, General Counsel and Secretary
Marvin A. Riley	39	President, Fairbanks Morse Engine
Susan E. Sweeney	50	President, GGB
Eric A. Vaillancourt	51	President, Garlock Sealing Products
Kenneth D. Walker	44	President, CPI

Stephen E. Macadam has served as our Chief Executive Officer and President and as a director since April 2008. Prior to accepting these positions with EnPro, Mr. Macadam served as Chief Executive Officer of BlueLinx Holdings Inc. since October 2005. Before joining BlueLinx Holdings Inc., Mr. Macadam was the President and Chief Executive Officer of Consolidated Container Company LLC since August 2001. He served previously with Georgia-Pacific Corp. where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam received a B.S. in mechanical engineering from the University of Kentucky, an M.S. in finance from Boston College and an M.B.A. from Harvard University, where he was a Baker Scholar. Mr. Macadam is a director of Axiall Corporation.

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

Todd L. Anderson is currently President, Stemco division, and has held this position since January 2014, after having previously served as Vice President, Garlock Pipeline Technologies division from August 2011 to January 2014.  Mr. Anderson first joined the Stemco division in 1994 and became Stemco's Vice President, Engineering in 1999.  He then served as Vice President, Operations from 2004 to 2008 before becoming Vice President and General Manager of Stemco Kaiser in February 2008 until his move to Garlock Pipeline Technologies in August 2011.

Susan P. Ballance is currently Vice President, Controller and Chief Accounting Officer and has held these positions since May, 2013, after joining the Company in March, 2013. Prior to joining the Company, Ms. Ballance was Vice President, Finance and Corporate Controller for Sealy, Inc. in Trinity, North Carolina from June 2009 to March 2013. Prior to joining Sealy, Ms. Ballance was Group Vice President and Deputy Controller for Charlotte-based Time Warner Cable from March 2008 to January 2009 and Vice President, Controllership for Walt Disney Pictures in Glendale, California from 2006 to March 2008.

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

Jon Cox is currently President, Stemco division, and has held this position since May 2007.  Mr. Cox was also recently appointed Chief Innovation Officer for EnPro. Mr. Cox joined the Stemco division in 1995 as its Vice President of Engineering was promoted to global Vice President of Engineering of the Garlock division in 1999 and promoted to serve as Vice President and General Manager of Garlock’s Klozure business unit in 2004. Prior to joining Stemco, Mr. Cox’s career began with Federal-Mogul Corporation where he spent 11 years in increasing roles of responsibility in the engineering group.

Dale A. Herold is currently President, Garlock family of companies, and has held this position since September 2009.  Mr. Herold also has responsibility for the Technetics Group and was recently appointed Chief Customer Officer for EnPro. Prior to this position as Chief Customer Officer, Mr. Herold led Human and Organizational Development for EnPro from December 2011 to December 2013. Mr. Herold served as Vice President, Continuous Improvement, of EnPro from August 2008 to September 2009.  Prior to joining EnPro, Mr. Herold was a regional Vice President for BlueLinx Holdings Inc. from October 2007 to August 2008 and Vice President, Marketing and Sales Excellence from January 2006 to October 2007.  Prior to joining BlueLinx, Mr. Herold worked in a variety of marketing and manufacturing roles at Consolidated Container Company from March 2004 to January 2006, and at General Electric from July 1989 to March 2004. Mr. Herold served as President and Manager of GST LLC when, on June 5, 2010, GST LLC and certain affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code as the initial step in a process to resolve all current and future asbestos claims.

Gilles Hudon is currently President, Technetics Group division, and has held this position since August 2011. In August 2013, Mr. Hudon accepted additional responsibility as Executive Vice President, EnPro Europe. Mr. Hudon previously served as Vice-President and General Manager of Garlock’s High Performance Seals Group from August 2009 to 2011, as Vice-President and General Manager of Garlock Helicoflex from 2007 to 2009, and as Vice-President and General Manager of Garlock Canada from 2005 to 2007. Prior to joining EnPro, Mr. Hudon was President of Uniflex Technologies, a Canadian manufacturing company.

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

Robert S. McLean is currently Vice President, General Counsel and Secretary of EnPro and has held this position since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995, and where he chaired the firm’s corporate practice group. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith,

Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

Marvin A. Riley is currently President, Fairbanks Morse Engine division, and has held this position since May 2012. Prior to that Mr. Riley served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing where he held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

Susan E. Sweeney is currently President, GGB division, and has held this position since September 2013. Prior to that, Ms. Sweeney served as Vice President of Global Operations GGB since November 2011. Ms. Sweeney served as Director of Operations, North America GGB from April 2010 to November 2011 and has been a doctoral candidate since August 2009. Prior to joining EnPro, Ms. Sweeney held positions of increasing responsibility with General Motors Corp. from 1985 to 2009.

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

Kenneth D. Walker is currently President, CPI division, and has held this position since September 2013. In August 2013, Mr. Walker accepted additional responsibility as President, Engineered Products Segment of EnPro, which includes both GGB and CPI. Before that, Mr. Walker was President, GGB division, after having served as Corporate Vice President, Continuous Improvement for EnPro, 2009 to 2010, Vice President and General Manager of GGB Americas from 2006 through 2009, as Vice President and General Manager of Plastomer Technologies from 2003 through 2006, and as Vice President, Sales and Marketing at Plastomer Technologies from 2001 to 2002. Prior to joining Plastomer Technologies, Mr. Walker worked in a variety of business development and general management roles at G5 Technologies and W. L. Gore & Associates.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of February 18, 2014, there were 3,944 holders of record of our common stock. The price range of our common stock from January 1, 2012 through December 31, 2013 is listed below by quarter:

	Low Sale Price	High Sale Price
Fiscal 2013:
Fourth Quarter	$53.39	$61.24
Third Quarter	51.01	60.56
Second Quarter	44.76	51.74
First Quarter	41.03	51.37
Fiscal 2012:
Fourth Quarter	$35.43	$40.99
Third Quarter	32.34	39.34
Second Quarter	35.79	44.50
First Quarter	33.04	41.49

We did not declare any cash dividends to our shareholders during 2012 or 2013. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2013	—		—		—	—
November 1 – November 30, 2013	—		—		—	—
December 1 – December 31, 2013	519	(1)	$57.92	(1)	—	—
Total	519	(1)	$57.92	(1)	—	—

(1)
A total of 519 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $57.92 per share, the average of the high and low trading price of our common stock on December 31, 2013. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers (the “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., Clarcor, Inc., and Circor International, Inc.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2008, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2008, and continuing through December 31, 2013. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among EnPro Industries, Inc., the Russell 2000 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
EnPro Industries, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013*	2012*	2011*	2010*	2009
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,144.2	$1,184.2	$1,105.5	$865.0	$803.0
Income (loss) from continuing operations	$27.4	$41.0	$44.2	$61.3	$(143.6)
Balance Sheet Data:
Total assets	$1,392.7	$1,370.9	$1,252.1	$1,148.3	$1,221.2
Long-term debt (including current portion)	$165.1	$185.3	$150.2	$135.8	$130.4
Notes payable to GST	$259.3	$248.1	$237.4	$227.2	$—
Per Common Share Data – Basic:
Income (loss) from continuing operations	$1.31	$1.99	$2.15	$3.01	$(7.19)
Per Common Share Data – Diluted:
Income (loss) from continuing operations	$1.17	$1.90	$2.06	$2.96	$(7.19)

*	Results of the deconsolidated entities since the Petition Date are not included. See Note 18 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 62 primary manufacturing facilities located in 13 countries, including the United States.
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
The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2013 and 2012, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 18 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.
During 2013, 2012, and 2011, we completed a number of acquisitions and a disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.
We completed our required annual impairment test of goodwill as of October 1, 2013. The estimated fair value of our CPI reporting unit, included in our Engineered Products segment, exceeded its book value by 24%, 10%, and 37% in 2013, 2012, and 2011, respectively. There is $54.2 million of goodwill allocated to CPI. The fair value of the CPI reporting unit was calculated using both discounted cash flow and market valuation approaches. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and a discount rate of 10.3%. The discount rate we use is based on our weighted average cost of capital. For the market approach, we chose a group of 14 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business. For sensitivity purposes, a 100-basis-point increase in the discount rate would result in this reporting unit exceeding its 2013 book value by 20%. Conversely, a 100-basis-point decrease in the discount rate would result in this reporting unit exceeding its 2013 book value by 29%.
The future cash flows modeled for CPI are dependent on certain cost saving restructuring initiatives and a customer-focused organizational realignment, both launched in 2012. Non-recurring restructuring expenses in 2013 and 2012 were $4.1 million and $2.3 million, respectively. In addition, approximately $7.0 million of labor and facilities cost was removed from our future cost structure. The customer-focused organizational realignment during 2012 and 2013 was critical to price and volume opportunities identified while developing the 2014 forecast. While there is uncertainty associated with the customer price and volume opportunities, only a portion of these opportunities were forecasted in the future cash flow model utilized for goodwill impairment testing.
Finally, we are dependent on the strength of our customers and their respective industries to achieve sales forecasted for 2014. Except for 2014, which is based on a detailed forecast, the remaining years in the cash flow model are based on the 2014 forecast, adjusted for assumed macro-economic forecasts for Industrial Production changes at each of our major geographic markets per the DuPont Economic outlook as of September 2013. Since our products serve a variety of industries, Industrial Production is a good indicator for demand changes for our products and services. The nominal growth rates for 2015 and beyond, are approximately 5%, 4%, and 12% for North America, Europe, and Asia, respectively.
Management believes that all assumptions used were reasonable based on historical operating results and expected future trends. However, if future operating results are unfavorable as compared with forecasts, the results of future goodwill impairment evaluations could be negatively affected.
We determined all other reporting units had fair values substantially in excess of carrying values and there were no subsequent indicators of impairment through December 31, 2013.
Outlook

For the first time in several quarters, we saw meaningful growth in European demand and in demand for our products used by the semiconductor industry. These improvements in the market place coupled with the recent court decision estimating GST’s liability for mesothelioma claims at $125 million and endorsing GST’s arguments on key factors in the case provide an encouraging start to 2014.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions. We also benefit from certain tax incentives such as the deduction for domestic production activities, and credits for research and development. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

As of December 31, 2013, various tax provisions applicable to the Company expired, and have not yet been renewed by the United States Congress. These include credits for research and development, bonus depreciation, certain employment incentives, and an exclusion for passive income earned by controlled foreign corporations. As a result, we expect that our income tax provision for 2014 will exclude certain tax benefits that will significantly increase our annual effective tax rate.

The IRS completed the field examination for our 2008, 2009, and 2010 U.S. federal income tax returns during the third quarter of 2012, which resulted in incremental taxes payable of $1.5 million and tax expense of $1.4 million. As a result of the IRS’s conclusion of its field examination, we reduced our liability for uncertain tax positions by $2.4 million to reflect amounts determined to be effectively settled, which lowered income tax expense by $1.9 million. Finally, we recorded $1.2 million of additional income tax expense related to the 2011 tax return filed in the third quarter of 2012. Although the IRS fieldwork was completed with respect to the 2008, 2009, and 2010 tax returns, we disagreed with and protested certain adjustments included in the audit results. While these audit years remain open, the only items under appeal that are not considered to be effectively settled relate to our deconsolidated GST operations. The Company has agreed in principal with the IRS to resolve this matter on a time-value-of-money basis under Section 6.02(4) of Revenue Procedure 2002-18. As part of this settlement, the Company may incur a $7 million specified payment in the next twelve months in anticipation of finalizing a closing agreement with the IRS for these years. No further recognition of income tax expense or benefit to the Company’s results is expected, as the assessment is against the combined tax group for which the Company is responsible for payment, and then will seek a reimbursement from GST.

Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we estimate we will be required to make contributions to the U.S. defined benefit plans in 2014 totaling approximately $20.4 million. We expect 2014 contributions to non-U.S. defined benefit plans to be insignificant. Additional significant cash contributions to the U.S. defined benefit plans are likely to be required in 2015 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. In July 2012, the President signed the Moving Ahead for Progress in the 21st Century Act (MAP-21). Although MAP-21 reduced short-term minimum pension contribution requirements in 2012 and 2013, we expect additional significant cash contributions to be required in 2015 and beyond. We estimate that annual GAAP pension expense in 2014 will be approximately $5 million, which is $5.5 million less than in 2013. The expected decrease in pension expense is due to a higher discount rate assumption, contributions made by EnPro during 2013, and strong performance of the pension plan assets during 2013.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2014; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.

Results of Operations
The following table does not include results for GST and its subsidiaries after the day preceding the Petition Date. See Note 18 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Sales
Sealing Products	$622.9	$609.1	$534.9
Engineered Products	356.4	363.0	386.7
Engine Products and Services	167.6	214.6	185.8
	1,146.9	1,186.7	1,107.4
Intersegment sales	(2.7)	(2.5)	(1.9)
Total sales	$1,144.2	$1,184.2	$1,105.5
Segment Profit
Sealing Products	$97.1	$88.8	$81.2
Engineered Products	17.6	20.5	29.2
Engine Products and Services	14.0	39.2	30.6
Total segment profit	128.7	148.5	141.0
Corporate expenses	(33.3)	(32.3)	(32.6)
Interest expense, net	(44.3)	(42.8)	(39.6)
Other expense, net	(15.3)	(9.9)	(3.8)
Income before income taxes	$35.8	$63.5	$65.0

Segment profit is total segment revenue reduced by operating, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, gains/losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
2013 Compared to 2012
Sales of $1,144.2 million in 2013 decreased 3% from $1,184.2 million in 2012. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 2013 vs. 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	1.4%	0.6%	(2.6)%	(2.8)%	(3.4)%
Sealing Products	2.7%	0.7%	n/a	(1.1)%	2.3%
Engineered Products	—%	0.8%	n/a	(2.6)%	(1.8)%
Engine Products & Services	—%	—%	(14.5)%	(7.4)%	(21.9)%

Following are key points regarding changes in sales for 2013 compared to 2012:

•
The acquisition of Motorwheel in April 2012 and the acquisition of certain assets and assumption of certain liabilities of a small distributor of industrial seals in January 2013; both included in the Sealing Products segment

•	Favorable foreign currency exchange rate fluctuations in 2013 compared to 2012

•	Lower revenues in the Engine Products & Services segment, which is discussed further in the discussion of segment results following
Segment profit, management’s primary measure of how our operations perform, decreased 13% to $128.7 million in 2013 from $148.5 million in 2012. Earnings from acquisitions contributed $2.7 million, favorable exchange fluctuations increased segment profit $1.0 million, and selected price increases generated $11.2 million. These favorable changes were more than offset by volume reductions of $23.7 million and increased costs of $11.0 million.

Corporate expenses for 2013 increased by $1.0 million compared to 2012. The increase was primarily driven by an increase in inventory valuation allowance reserve ($0.7 million), workers' compensation costs ($0.4 million), employee incentive compensation ($0.7 million), salaries/severance ($0.9 million), travel costs ($0.5 million) and board of directors expenses ($0.4 million), partially offset by lower employee medical costs ($2.6 million).
Net interest expense in 2013 was $44.3 million compared to $42.8 million in 2012. The increase was due to an increase in the note payable to GST because of capitalized PIK interest partially offset by lower borrowings against the senior secured revolving credit facility.
Other expense, net in 2013 was $15.3 million compared to $9.9 million in 2012. The increase was due to higher environmental reserves ($5.1 million) and increased ACRP costs as activity in relation to GST's asbestos liability estimation trial increased ($1.7 million), partially offset by lower discontinued operations expense ($3.0 million).
Income tax expense in 2013 was $8.4 million compared to $22.5 million reported in 2012. The decrease in tax expense reflects a similar decrease in pre-tax income over both periods, as well as a larger proportion of our 2013 earnings in foreign jurisdictions that carry an effective tax rate significantly lower than the U.S. The overall effective tax rate in 2013 is 23.4%, substantially lower than the 35.3% reported in 2012. In the U.S., we historically have benefited from federal income tax incentives such as the deduction for domestic production activities and credits for research and development. However, as of December 31, 2012, certain tax incentives expired and were not renewed before the end of 2012. These include the research and experimentation credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. In January 2013, the United States Congress passed the American Taxpayer Relief Act (ATRA) of 2012 which retroactively extended these tax provisions. The effective tax rate for 2012 reflects the tax law that was in place as of December 31, 2012. Had the ATRA been enacted prior to January 1, 2013, our overall tax expense in 2012 would have been approximately $20.9 million, resulting in an overall 2012 effective tax rate of 32.7%. This $1.6 million difference was reflected in tax expense during the first quarter of 2013, lowering the 2013 annual effective tax rate by 4.4%.
Income from continuing operations was $27.4 million, or $1.17 per share, in 2013 compared to $41.0 million, or $1.90 per share, in 2012. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales of $622.9 million in 2013 were 2% higher than the $609.1 million reported in 2012. Excluding the benefit from the acquisitions of Motorwheel ($14.4 million) and a small product line ($2.6 million) and favorable foreign exchange ($3.8 million), sales were down 1% or $7.0 million. Higher demand in the North American heavy-duty truck markets ($8.6 million) and price increases across the segment ($2.1 million) were more than offset by lower volumes at Technetics ($11.2 million) and Garlock ($7.0 million).
Segment profit increased to $97.1 million in 2013 from $88.8 million in 2012. Excluding the benefit from acquisitions ($2.7 million) and foreign exchange ($0.6 million), profit was up 6% or $5.0 million due to selected price increases across the segment ($1.5 million) and various factors at each division. At Garlock, lower volumes ($3.4 million) were offset by improved product mix ($3.1 million), cost savings due to restructuring activities in the prior year ($0.6 million), and lower restructuring costs in 2013 ($0.8 million). At Technetics, lower volumes due to weaker overall markets ($7.8 million) were offset by lower manufacturing costs ($4.7 million), R&D tax credits in France ($2.9 million), and the release of an acquisition earnout provision ($2.0 million). At Stemco, higher volumes ($5.7 million) were offset by increased costs ($5.4 million) due to the increased activity and opening of the distribution center. Including the acquisition and foreign exchange effects, operating margins for the segment increased to 15.6% in 2013 from 14.6% in 2012.
Engineered Products. Sales of $356.4 million in 2013 were 2% lower than the $363.0 million reported in 2012. Excluding the favorable foreign exchange ($2.9 million), sales were down 3% or $9.5 million due to lower demand in the European automotive markets and in CPI's North American markets partially offset by price increases across the segment
Segment profit in 2013 was $17.6 million compared to $20.5 million in 2012. Excluding the benefit from foreign exchange ($0.4 million), profit was down 16% or $3.3 million. Lower volumes at both GGB and CPI ($9.7 million) and higher restructuring costs at CPI ($1.8 million) more than offset price increases at both GGB and CPI ($6.6 million), lower restructuring costs at GGB ($1.2 million), and manufacturing increases at CPI ($0.3 million). Including foreign exchange effects, operating margins for the segment decreased to 4.9% in 2013 from 5.6% in 2012.
Engine Products and Services. Sales decreased 22% to $167.6 million in 2013 from $214.6 million in 2012, due primarily to a decrease in engine revenue. Although ten engines were shipped in 2013 compared to fourteen in 2012, revenue for six of the engines shipped in 2012 was recognized under the completed contract method ($28.1 million) versus zero in 2013. The remaining decrease in sales was driven by lower parts and service revenue due to the U.S. government sequestration and the timing of scheduled maintenance ($19.8 million) and lower percentage-of-completion engine revenue ($7.0 million) partially offset by strong year-over-year sales of new environmental upgrade products ($5.2 million) and price increases ($2.5 million).
The segment reported a profit of $14.0 million in 2013 compared to $39.2 million in 2012. The year-over-year decline in segment profit was primarily due to volume decreases and a less attractive product mix as parts and service sales declined. Operating margins decreased to 8.4% in 2013 from 18.3% in 2012.
2012 Compared to 2011
Sales of $1,184.2 million in 2012 increased 7% from $1,105.5 million in 2011. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 2012 vs. 2011
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	8.2%	(2.5)%	1.4%	—%	7.1%
Sealing Products	15.2%	(2.1)%	n/a	0.8%	13.9%
Engineered Products	2.5%	(4.2)%	n/a	(4.4)%	(6.1)%
Engine Products & Services	—%	—%	8.2%	7.3%	15.5%
Following are key points regarding changes in sales for 2012 compared to 2011:

•
A discussion of the following acquisitions is included in the “Acquisitions and Dispositions” subsection of Item 1 “Business” of this report: Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”) - acquired in April 2012 and included in the Sealing Products segment; Tara Technologies Corporation (“Tara”) - acquired in July 2011 and included in the Sealing Products segment; Pipeline Seal and Insulator, Inc. (“PSI”) - acquired in February 2011 and included in the Sealing Products segment; PI Bearing Technologies (“PI Bearings”) - acquired in August 2011 and included in the Engineered Products segment and the Mid Western group of companies (“Mid Western”) - acquired in February 2011 and included in Engineered Products segment.

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
Other expense, net in 2012 was $9.9 million compared to $3.8 million in 2011. The increase was caused primarily by a $2.9 million gain recorded on the guaranteed investment contract (“GIC”) in 2011 and a current year increase in environmental-related expenses of $1.2 million and in our expenses associated with GST’s bankruptcy proceedings of $0.5 million as compared to 2011. Refer to Note 19, “Commitments and Contingencies - Crucible Steel Corporation a/k/a Crucible, Inc.” in our Consolidated Financial Statements in this Form 10-K for additional information about the GIC and the Crucible Back-Up Trust.
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

Restructuring and Other Costs
We incurred $6.7 million, $5.0 million and $1.4 million of restructuring costs during the years ended December 31, 2013, 2012 and 2011, respectively.
During 2013, we initiated a number of restructuring activities throughout our operations, the most significant of which were at our Technetics, CPI and Fairbanks Morse Engine ("FME") businesses. At Technetics and CPI, we consolidated several of our North American and European manufacturing operations and service centers into other existing sites. At FME, we offered a voluntary early retirement package to all salaried and hourly employees that were at least 60 years old. There was an additional reduction in workforce at FME in reaction to declining market conditions. Workforce reductions announced as a result of our 2013 restructuring activities totaled 98 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2013.
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
As of December 31, 2013, we held no cash and cash equivalents in the United States and approximately $64 million in cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, as discussed in Note 4 to our Consolidated Financial Statements, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided $69.9 million, $118.2 million and $81.4 million in 2013, 2012 and 2011, respectively. The decrease in operating cash flows in 2013 versus 2012 was primarily attributable lower segment profit of $19.8 million, increased pension contributions of $11.3 million, and a significant increase in working capital needs in 2013 of $11.3 million as compared to a $1.1 million decrease in 2012.
We used $41.5 million, net, $125.6 million, net, and $260.7 million, net, in 2013, 2012 and 2011, respectively, for investing activities. In 2013, we spent $39.9 million on capital expenditures and $2.0 million on the acquisition of certain assets and assumption of certain liabilities of a small distributor of industrial seals. In 2012, we used $85.3 million net of cash acquired to purchase Motorwheel. Please refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding this transaction. We also invested $40.9 million in capital expenditures across all of our businesses. In 2011, we used $228.2 million net of cash acquired to purchase six businesses. Please refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. We also spent $34.3 million for capital expenditures across all of our businesses.
Financing activities of continuing operations used $19.5 million, net, in 2013 and included net payments on the senior secured revolving credit facility of $27.7 million. Financing activities of continuing operations provided $29.5 million, net, in 2012 and included net borrowings on the senior secured revolving credit facility of $28.3 million, net. Financing activities of continuing operations used $9.4 million, net, in 2011 and included our first borrowings on the senior secured revolving credit facility of $3.8 million, net, and the payment of related party notes to GST LLC of $13.1 million.
Capital Resources
Senior Secured Revolving Credit Facility. Our primary U.S. operating subsidiaries, other than GST LLC, have a senior secured revolving credit facility with a maximum availability of $175 million. Actual borrowing availability under the credit facility is determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, and is reduced by usage of the facility, including outstanding letters of credit and any reserves. Under certain conditions, we may request an increase to the facility maximum availability to $225 million in total. Any increase is dependent on obtaining future lender commitments for those amounts, and no current lender has any obligation to provide such commitment. The credit facility matures on July 17, 2015, unless, prior to that date, the Convertible Debentures are paid in full, refinanced on certain terms, or defeased, in which case the facility will mature on March 30, 2016.
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
Outstanding borrowings under the credit facility bear interest at a rate equal to, at our option, either: (1) a base/prime rate plus an applicable margin, or (2) the adjusted one, two, three or six-month LIBOR rate plus an applicable margin. Pricing under the credit facility at any particular time is determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. At December 31, 2012, the applicable margin for base/prime rate loans was 0.75% and the applicable margin for LIBOR loans was 1.75%. The undrawn portion of the credit facility is subject to an unused line fee calculated at an annual rate of 0.375%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit at an annual rate of 0.125%.
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
The actual borrowing availability at December 31, 2013, under our senior secured revolving credit facility was $117.1 million after giving consideration to $4.8 million of letters of credit outstanding and $7.6 million of revolver borrowings. The maximum amount borrowed under this facility during 2013 was $74.7 million.
Convertible Debentures. We issued $172.5 million of convertible debentures in 2005. The debentures bear interest at an annual rate of 3.9375%, and we pay accrued interest on April 15 and October 15 of each year. The debentures will mature on October 15, 2015, unless they are converted prior to that date. The debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with our unsecured and unsubordinated indebtedness and will be senior in right of payment to all subordinated indebtedness. They effectively rank junior to our secured indebtedness to the extent of the value of the assets securing such indebtedness. The debentures do not contain any financial covenants. Holders may convert the debentures into cash and shares of our common stock at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. Upon conversion, we would deliver (i) cash equal to the lesser of the aggregate principal amount of the debentures to be converted or our total conversion obligation, and (ii) shares of our common stock in respect of the remainder, if any, of our conversion obligation. The debentures become subject to conversion in the succeeding quarter, upon notice by the holders, when the closing price per share of our common stock exceeds $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the last thirty (30) consecutive trading days of any calendar quarter (such amounts are subject to adjustment for specified events as set forth in the indenture). This conversion condition was satisfied at December 31, 2013. Thus the debentures will remain convertible through the quarter ended March 31, 2014, and beyond that as long as the above condition is met. No debentures were converted during 2013.
For a discussion of the potential liquidity issues and risks we could face in the event some or all of the Debentures are converted, see Part I, Item 1A, “Risk Factors – We may not have sufficient cash to repurchase our convertible debentures at the option of the holder or upon a change of control or to pay the cash payable upon a conversion” in this report.
We used a portion of the net proceeds from the sale of the debentures to enter into call options, i.e., hedge and warrant transactions, which entitle us to acquire shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to acquire shares of our stock from us at $46.78 per share. This will reduce potential dilution to our common stockholders from conversion of the Debentures and have the effect to us of increasing the conversion price of the debentures to $46.78 per share.
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

The Intercompany Notes bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Intercompany Notes as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each Intercompany Note in any calendar month and 4.5% of the principal balance of each Intercompany Note in any year. The interest due under the Intercompany Notes may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In 2013, 2012, and 2011, PIK interest of $11.2 million, $10.7 million, and $10.2 million, respectively, was added to the principal balance of the Intercompany Notes, resulting in a total Notes Payable to GST balance of $259.3 million.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with

GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2013, this amount was $46.9 million. This receivable is expected to be collected in the future, subject to GST’s reorganization and the terms thereof.
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
Dividends
To date, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future. If availability under our senior secured revolving credit facility falls below $20 million, we would be limited in our ability to pay dividends. As of December 31, 2013 and throughout 2013, we exceeded this minimum threshold. The indenture that governs the convertible debentures does not restrict us from paying dividends.

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
Revenue Recognition
For the Sealing Products and Engineered Products segments, revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered, and shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Engine Products and Services segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 will continue to use the completed-contract method.

Under POC, revenue is recognized based on the extent of progress towards completion of the long-term contract. We generally use the cost-to-cost measure for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred.
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded. See Note 4 to the Consolidated Financial Statements for a discussion of income taxes.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries is involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and have valued them at $750,000 for our internal purposes. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
As of December 31, 2013 and 2012, we had accrued liabilities of $15.1 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 19 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
GST and the Claimants’ Committee and FCR proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offered a merits-based approach that focused on its legal defenses to liability and took account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The Claimants’ Committee and FCR offered a settlement-based theory of estimation.
On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST’s liability for present and future mesothelioma claims. Judge Hodges adopted GST’s “legal liability” approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives’ approach, which focused solely on GST’s historical settlement history. The judge’s liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST’s liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will add to the amount.
In his opinion, Judge Hodges writes, “The best evidence of Garlock’s aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products.”

The decision validates the positions that GST has been asserting for the more than three years it has been in this process. Following are several important findings in the opinion:

•	Garlock’s products resulted in a relatively low exposure to asbestos to a limited population, and its legal responsibility for causing mesothelioma is relatively de minimis.

•
Chrysotile, the asbestos fiber type used in almost all of Garlock’s asbestos products, is far less toxic than other forms of asbestos. The court found reliable and persuasive Garlock’s expert epidemiologist, who testified that there is no statistically significant association between low dose chrysotile exposure and mesothelioma.

•	The population that was exposed to Garlock’s products was necessarily exposed to far greater quantities of higher potency asbestos from the products of others.

•
The estimates of Garlock’s aggregate liability that are based on its historic settlement values are not reliable because those values are infected with the impropriety of some law firms and inflated by the cost of defense.

GST plans to incorporate the court’s ruling into a plan of reorganization that it will submit in place of the plan referenced above. GST has not yet determined the amount that it will propose be included in its revised plan, as it continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
We caution that, in the absence of a consensual deal, the GST asbestos claims resolution process remains uncertain and could take an undetermined time to complete.
During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial scheduled for 2013. We believe there is no reason for the claimant representatives to re-file the motion because the judge's estimation decision leaves no doubt that GST is capable of fully funding any plan of reorganization in the case.
From time to time during the case we have engaged in settlement discussions with asbestos claimant representatives and we anticipate that we will continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur.
From the Petition Date through December 31, 2013, GST has recorded Chapter 11 case-related fees and expenses totaling $102.0 million. The total includes $53.1 million for fees and expenses of GST’s counsel and experts; $39.1 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $9.8 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $44.6 million of those case-related fees and expenses in 2013 compared to $31.4 million in 2012, and $17.0 million in 2011. GST attributes the large year-over-year increase to increased activity in the case, including activity related to the estimation trial.
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
Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies under state law principles of joint and several liability and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases, while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted the focus of the litigation from top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believe that as billions of dollars of 524(g) trust assets continue to become available to claimants, defendants will obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by focusing the litigation on and collecting payments from remaining defendants in the tort system, blaming them for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
Subsidiary Chapter 11 Filing and Its Effect. In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in the years immediately preceding the Petition Date had not declined at a rate similar to the rate of decline in disease incidence, GST initiated voluntary proceedings under Chapter 11 of the United States Bankruptcy Code as a means to determine and comprehensively resolve their asbestos liability. The filings were the initial step in a claims resolution process, which is ongoing.
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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those mesothelioma claims records were not, in fact, pending mesothelioma claims. Garrison now believes that there were less than 4,000 mesothelioma claims pending against it as of the Petition Date. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At December 31, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At December 31, 2013, we had $121.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $74.0 million since the Petition Date. Of the $121.1 million of available insurance coverage remaining, we consider $120.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $121.1 million, $85.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $86.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $121.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $121.1 million is in addition to the $20.8 million collected in 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2014 – $20 million
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $121.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at December 31, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST.
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
As stated previously, GST intends to incorporate the judge's recent decision estimating GST's liability for mesothelioma into a plan of reorganization that it will submit in place of the current proposed plan. GST has not yet determined the amount that it will propose be included in the revised plan. We cannot predict when a plan of reorganization for GST might be approved and effective nor can we predict the amount of funding that a confirmed plan will require. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July

22, 2013, and concluded on August 22, 2013. On January 10, 2014, the Bankruptcy Court entered an order estimating GST's liability for present and future mesothelioma claims at $125 million, consistent with the positions that GST put forth at trial. The Court's estimate is for mesothelioma claims only. Additional amounts may be necessary to resolve other disease claims and trust administration costs. This estimation decision does not end the case; there are many potential hurdles, including appeals, that may arise prior to plan confirmation. See the subsection entitled "Subsidiary Bankruptcy - Update," in this Management's Discussion and Analysis of Financial Condition and Results of Operation.
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

Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2013, approximately $51.8 million of future minimum lease payments were outstanding under these agreements. See Note 19, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2013, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$181.0	$0.2	$180.3	$0.2	$0.3
Notes payable to GST	309.2	—	—	309.2	—
Interest on long-term debt	12.7	6.9	5.7	0.1	—
Interest on notes payable to GST	72.2	16.9	36.0	19.3	—
Operating leases	51.8	12.7	19.4	13.9	5.8
Other liabilities	24.4	4.1	6.4	5.6	8.3
Total	$651.3	$40.8	$247.8	$348.3	$14.4

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
The notes payable to GST LLC bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount as PIK interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require us to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each note in any calendar month and 4.5% of the principal balance of each note in any year. The interest due under the notes payable to GST LLC may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services and insurance coverages to GST LLC, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST LLC, and permits employees of GST LLC to participate in certain of our benefit plans. The table above reflects $82.0 million of total PIK interest as principal payments at the due date of the notes.
Payments for other liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2013. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated in the future if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 19 to the Consolidated Financial Statements.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2013. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$0.2	$172.6	$0.1	$259.4	$0.1	$0.3	$432.7	$577.7
Average interest rate	4.4%	3.9%	4.4%	11.0%	4.4%	4.4%	8.2%

Additionally, we had $7.6 million outstanding on our revolving credit facility as of December 31, 2013, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The following table provides information about our outstanding foreign currency forward contracts as of December 31, 2013.

Transaction Type	Notional Amount Outstanding in Millions of U.S. Dollars (USD)	Maturity Dates	Exchange Rate Ranges
Forward Contracts
Buy British pound/sell euro	$27.8	Jan 2014 – Mar 2014	0.8322 to 0.8744 pound/euro
Sell British pound/buy euro	4.5	Jan 2014	0.8361 pound/euro
Various others	18.8	Jan 2014 – Dec 2014	Various
	$51.1

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 annual meeting of shareholders is incorporated herein by reference.
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
A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2013, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	739,472(1)	$36.10(2)	414,005
Equity compensation plans not approved by security holders	—	—	—
Total	739,472(1)	$36.10(2)	414,005

(1)
Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2011 – 2013 performance cycle and at the maximum levels payable for the 2012 – 2014 and 2013 – 2015 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices – Director Compensation” and “Executive Compensation – Grants of Plan Based Awards – LTIP Awards” in our definitive proxy statement for the 2014 annual meeting of shareholders.

Information concerning the inducement restricted share awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation – Employment Agreement” in our definitive proxy statement for the 2014 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2014 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011 appears on page 89.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 45 to 47.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 25th day of February, 2014.

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

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2014
Stephen E. Macadam

/s/ Alexander W. Pease	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014
Alexander W. Pease

/s/ Gordon D. Harnett	Chairman of the Board and Director	February 25, 2014
Gordon D. Harnett*

/s/ Thomas M. Botts	Director	February 25, 2014
Thomas M. Botts*

/s/ Peter C. Browning	Director	February 25, 2014
Peter C. Browning*

/s/ Felix M. Brueck	Director	February 25, 2014
Felix M. Brueck

/s/ B. Bernard Burns, Jr.	Director	February 25, 2014
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 25, 2014
Diane C. Creel*

/s/ Kees van der Graaf	Director	February 25, 2014
Kees van der Graaf*

/s/ David L. Hauser	Director	February 25, 2014
David L. Hauser*

/s/ Wilbur J. Prezzano, Jr.	Director	February 25, 2014
Wilbur J. Prezzano, Jr.*

* By:	/s/ Robert S. McLean
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

10.5+	EnPro Industries, Inc. Management Purchase Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.9+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement for Management Stock Purchase Deferral Plan (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective October 27, 2009) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225)).

10.16+*	EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010)

10.17+*	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2014)

10.18+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19
Second Amended and Restated Loan and Security Agreement, dated March 31, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP and STEMCO Kaiser Incorporated, as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc. and Compressor Services Holdings, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; Bank of America, N.A., as Agent and Issuing Bank; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 4, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.20
First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 28, 2011, by and among Coltec Industries Inc, Coltec Industrial Products LLC, GGB LLC, Corrosion Control Corporation, Stemco LP, STEMCO Kaiser Incorporated, Technetics Group LLC, Technetics Group Daytona, Inc., Kenlee Daytona LLC, Applied Surface Technology, Inc. and Belfab, Inc., as Borrowers; EnPro Industries, Inc, as Parent; Coltec International Services Co, GGB, Inc., Stemco Holdings, Inc., Compressor Products Holdings, Inc., Compressor Services Holdings, Inc. and Best Holdings I, Inc., as Subsidiary Guarantors; the various financial institutions listed on the signature pages thereof, as Lenders; and Bank of America, N.A., as collateral and administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 3, 2011 filed by EnPro Industries, Inc. (File No. 001-31225)

10.21+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of February 28, 2011 between EnPro Industries, Inc. and Alexander W. Pease (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of February 7, 2012 between EnPro Industries, Inc. and David S. Burnett (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of August 25, 2008 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 2009 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+
Management Continuity Agreement dated as of August 1, 2012 between EnPro Industries, Inc. and Cynthia A. Marushak (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2012 filed by EnPro Industries, Inc. (File No. 001-31225). (This exhibit is substantially identical to Management Continuity Agreements between EnPro Industries, Inc. and the following subsidiary officers entered into on the dates indicated: Jon A. Cox, August 3, 2011; Gilles Hudon, August 3 2011; and Ken Walker, August 3, 2011)

10.31+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Susan P. Ballance (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.32+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.33+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.34+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Peter C. Browning

24.3*	Power of Attorney from Felix M. Brueck

24.4*	Power of Attorney from B. Bernard Burns, Jr.

24.5*	Power of Attorney from Diane C. Creel

24.6*	Power of Attorney from Kees van der Graaf

24.7*	Power of Attorney from Gordon D. Harnett

24.8*	Power of Attorney from David L. Hauser

24.9*	Power of Attorney from Wilbur J. Prezzano, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 25, 2014

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(in millions, except per share data)

	2013	2012		2011
Net sales	$1,144.2	$1,184.2		$1,105.5
Cost of sales	762.9	784.1		726.5
Gross profit	381.3	400.1		379.0
Operating expenses:
Selling, general and administrative	285.8	286.1		275.0
Other	9.1	6.5		2.3
Total operating expenses	294.9	292.6		277.3
Operating income	86.4	107.5	—	101.7
Interest expense	(45.1)	(43.2)		(40.8)
Interest income	0.8	0.4		1.2
Other income (expense)	(6.3)	(1.2)		2.9
Income before income taxes	35.8	63.5		65.0
Income tax expense	(8.4)	(22.5)		(20.8)
Net income	$27.4	$41.0		$44.2
Basic earnings per share	$1.31	$1.99		$2.15
Diluted earnings per share	$1.17	$1.90		$2.06
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
Net income	$27.4	$41.0	$44.2
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	5.3	(7.9)
Pension and post-retirement benefits adjustment (excluding amortization)	47.6	(10.8)	(46.5)
Amortization of pension and post-retirement benefits included in net income	9.7	10.2	5.1
Change in fair value of cash flow hedges	—	—	(0.4)
Realized loss (income) from settled cash flow hedges included in net income, net	1.0	(0.2)	1.1
Other comprehensive income (loss), before tax	59.3	4.5	(48.6)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(21.9)	0.2	15.3
Other comprehensive income (loss), net of tax	37.4	4.7	(33.3)
Comprehensive income	$64.8	$45.7	$10.9
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$27.4	$41.0	$44.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.6	28.8	25.3
Amortization	27.0	26.7	23.1
Accretion of debt discount	7.6	6.9	6.3
Deferred income taxes	1.7	5.9	4.3
Stock-based compensation	6.0	7.1	5.4
Excess tax benefits from stock-based compensation	(3.6)	(1.5)	(1.0)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(4.7)	15.8	(31.1)
Inventories	(17.2)	(12.5)	(12.0)
Accounts payable	2.4	(4.7)	12.0
Other current assets and liabilities	8.2	2.5	5.8
Other non-current assets and liabilities	(14.5)	2.2	(0.9)
Net cash provided by operating activities	69.9	118.2	81.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30.7)	(35.6)	(31.5)
Payments for capitalized internal-use software	(9.2)	(5.3)	(2.8)
Acquisitions, net of cash acquired	(2.0)	(85.3)	(228.2)
Other	0.4	0.6	1.8
Net cash used in investing activities	(41.5)	(125.6)	(260.7)
FINANCING ACTIVITIES
Net repayments of short-term borrowings	12.8	(0.5)	(13.1)
Proceeds from debt	187.7	246.7	53.9
Repayments of debt	(215.4)	(218.4)	(50.1)
Other	(4.6)	1.7	(0.1)
Net cash provided by (used in) financing activities	(19.5)	29.5	(9.4)
Effect of exchange rate changes on cash and cash equivalents	1.6	1.1	0.2
Net increase (decrease) in cash and cash equivalents	10.5	23.2	(188.5)
Cash and cash equivalents at beginning of year	53.9	30.7	219.2
Cash and cash equivalents at end of year	$64.4	$53.9	$30.7
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25.1	$24.3	$22.9
Income taxes	$19.6	$19.7	$35.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(in millions, except share amounts)

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$64.4	$53.9
Accounts receivable, less allowance for doubtful accounts of $6.0 in 2013 and $5.7 in 2012	193.1	187.2
Inventories	149.1	130.8
Prepaid expenses and other current assets	41.0	22.3
Total current assets	447.6	394.2
Property, plant and equipment	187.5	185.5
Goodwill	220.2	220.4
Other intangible assets	200.1	222.5
Investment in GST	236.9	236.9
Other assets	100.4	111.4
Total assets	$1,392.7	$1,370.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$22.0	$10.1
Notes payable to GST	11.2	10.7
Current maturities of long-term debt	156.6	1.0
Accounts payable	86.8	83.9
Accrued expenses	140.9	121.8
Total current liabilities	417.5	227.5
Long-term debt	8.5	184.3
Notes payable to GST	248.1	237.4
Pension liability	47.4	112.7
Other liabilities	57.8	61.9
Total liabilities	779.3	823.8
Commitments and contingencies
Temporary equity	15.9	—
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,153,389 shares at December 31, 2013 and 20,904,857 shares at December 31, 2012	0.2	0.2
Additional paid-in capital	410.9	425.4
Retained earnings	173.3	145.9
Accumulated other comprehensive loss	14.4	(23.0)
Common stock held in treasury, at cost – 202,269 shares at December 31, 2013 and 204,382 shares at December 31, 2012	(1.3)	(1.4)
Total shareholders’ equity	597.5	547.1
Total liabilities and equity	$1,392.7	$1,370.9
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	20.4	$0.2	$411.3	$60.7	$5.6	$(1.4)	$476.4
Net income	—	—	—	44.2	—	—	44.2
Other comprehensive loss	—	—	—	—	(33.3)	—	(33.3)
Exercise of stock options and other incentive plan activity	0.2	—	6.8	—	—	—	6.8
Balance, December 31, 2011	20.6	0.2	418.1	104.9	(27.7)	(1.4)	494.1
Net income	—	—	—	41.0	—	—	41.0
Other comprehensive income	—	—	—	—	4.7	—	4.7
Exercise of stock options and other incentive plan activity	0.1	—	7.3	—	—	—	7.3
Balance, December 31, 2012	20.7	0.2	425.4	145.9	(23.0)	(1.4)	547.1
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	37.4	—	37.4
Reclassification to temporary equity	—	—	(15.9)	—	—	—	(15.9)
Incentive plan activity	0.3	—	1.4	—	—	0.1	1.5
Balance, December 31, 2013	21.0	$0.2	$410.9	$173.3	$14.4	$(1.3)	$597.5
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Significant Accounting Policies and Recently Issued Accounting Guidance
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
Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition – For the Sealing Products and Engineered Products segments, revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered, and shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold.
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Engine Products and Services segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 will continue to use the completed-contract method.
Under POC, revenue is recognized based on the extent of progress towards completion of the long-term contract. We generally use the cost-to-cost measure for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred.
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Contracts accounted for under the POC method represented revenues and operating income of $64.3 million and $9.0 million, respectively, for the year ended December 31, 2013, $67.3 million and $13.1 million, respectively, for the year ended December 31, 2012, and $9.6 million and $1.5 million, respectively, for the year ended December 31, 2011.

Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $(2.3) million, $(0.3) million, and $(0.9) million for 2013, 2012, and 2011, respectively.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Net research and development expenditures in 2013, 2012, and 2011 were $11.3 million, $10.8 million, and $14.6 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2013, we had $3.5 million of retentions expected to be collected in 2014 recorded in accounts receivable and $2.7 million of retentions expected to be collected beyond 2014 recorded in other long-term assets in the Consolidated Balance Sheets. At December 31, 2012, we had $3.6 million of current retentions and $2.9 million of long-term retentions recorded in the Consolidated Balance Sheets.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 39% and 37% of inventories were valued by the LIFO method in 2013 and 2012, respectively.
Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, incurred to date, including direct labor and factory overhead. Progress payments related to long-term contracts and programs accounted for under the completed-contract method of accounting are shown as a reduction of inventories. Initial program start-up costs and other nonrecurring costs are expensed as incurred. Inventoried costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 25 years; machinery and equipment, 3 to 10 years.
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
We completed our required annual impairment tests of goodwill as of October 1, 2013, 2012, and 2011. These assessments did not indicate any impairment of the goodwill.
Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 3 to 25 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The results of our assessments did not indicate any impairment to our indefinite-lived intangible assets for the years presented.
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
Debt – We have $172.5 million outstanding in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Convertible Debentures”). Applicable authoritative accounting guidance required that the liability component of the Convertible Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the October 2005 issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $15.9 million as of December 31, 2013, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $156.6 million net carrying amount of the liability component at December 31, 2013. As of December 31, 2012, the unamortized debt discount was $23.5 million and the net carrying amount of the liability component was $149.0 million. Interest expense related to the Convertible Debentures for the years ended December 31, 2013, 2012 and 2011 includes $6.8 million of contractual interest coupon in each period and $7.6 million, $6.9 million and $6.3 million, respectively, of debt discount amortization.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $51.1 million and $130.4 million at December 31, 2013 and 2012, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive income (loss) at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 15 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2013 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
Recently Issued Accounting Guidance
In July 2013, accounting guidance was amended to reduce diversity in practice in the presentation of an unrecognized tax benefit when a tax loss or credit carryforward exists. This amendment is effective for periods beginning after December 15, 2013 and must be applied prospectively for unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We are currently evaluating the potential impact of this change on our consolidated financial results and balance sheet.
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

2.	Acquisitions
In January 2013, we acquired certain assets and assumed certain liabilities of a small distributor of industrial seals in Singapore which is managed as part of the Garlock operations in the Sealing Products segment. The acquisition was paid for with $2.0 million of cash.
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

Because the assets, liabilities and results of operations for the 2013 and 2012 acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.
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
The following pro forma condensed consolidated financial results of operations for the year ended December 31, 2011 is presented as if the 2011 acquisitions had been completed prior to 2011 (in millions):

Pro forma net sales	$1,161.7
Pro forma net income	50.9

The supplemental pro forma net income was adjusted to exclude $2.2 million of pre-tax acquisition-related costs and $1.7 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred prior to 2011, or of future results of the consolidated entities.

3.	Other Income (Expense)
Operating
We incurred $6.7 million, $5.0 million and $1.4 million of restructuring costs during the years ended December 31, 2013, 2012 and 2011, respectively.
During 2013, we initiated a number of restructuring activities throughout our operations, the most significant of which were at our Technetics, Compressor Products International ("CPI") and Fairbanks Morse Engine ("FME") businesses. At Technetics and CPI, we consolidated several of our North American and European manufacturing operations and service centers into other existing sites. At FME, we offered a voluntary early retirement package to all salaried and hourly employees that were at least 60 years old. There was an additional reduction in workforce at FME in reaction to declining market conditions. Workforce reductions announced as a result of our 2013 restructuring activities totaled 98 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2013.
Restructuring reserves at December 31, 2013, as well as activity during the year, consisted of:

	Balance December 31, 2012	Provision	Payments	Balance December 31, 2013
	(in millions)
Personnel-related costs	$0.1	$5.2	$(2.8)	$2.5
Facility relocation and closure costs	0.8	1.5	(1.6)	0.7
	$0.9	$6.7	$(4.4)	$3.2

Restructuring reserves at December 31, 2012, as well as activity during the year, consisted of:

	Balance December 31, 2011	Provision	Payments	Balance December 31, 2012
	(in millions)
Personnel-related costs	$—	$2.8	$(2.7)	$0.1
Facility relocation and closure costs	0.6	2.2	(2.0)	0.8
	$0.6	$5.0	$(4.7)	$0.9

Restructuring reserves at December 31, 2011, as well as activity during the year, consisted of:

	December 31, 2010	Provision	Payments	Balance December 31, 2011
	(in millions)
Personnel-related costs	$0.7	$0.1	$(0.8)	$—
Facility relocation costs	0.2	1.3	(0.9)	0.6
	$0.9	$1.4	$(1.7)	$0.6

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Sealing Products	$0.9	$1.5	$1.3
Engineered Products	3.7	3.5	0.1
Engine Products and Services	2.1	—	—
	$6.7	$5.0	$1.4

Also included in other operating expense for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $1.5 million and $0.9 million, respectively, primarily consisting of legal fees related to the bankruptcy of certain subsidiaries discussed further in Note 18.
Non-Operating
During 2013 and 2012, we recorded expense of $6.3 million and $1.2 million, respectively, due to environmental reserve increases based on new facts at several specific sites. These sites all related to previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental" for additional information about our environmental liabilities.
In 2011, we contributed a guaranteed investment contract (“GIC”) received in connection with the Crucible Benefits Trust settlement agreement to our U.S. defined benefit pension plans . The GIC was valued at $21.4 million for purposes of the pension plan contribution which resulted in a $2.9 million gain. Refer to Note 19, “Commitments and Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information about the settlement agreement.

4.	Income Taxes
Income before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Domestic	$(4.3)	$27.7	$22.6
Foreign	40.1	35.8	42.4
Total	$35.8	$63.5	$65.0

A summary of income tax expense in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Current:
Federal	$(3.7)	$9.3	$4.7
Foreign	10.0	5.5	11.3
State	0.4	1.8	0.5
	6.7	16.6	16.5
Deferred:
Federal	3.3	3.0	2.7
Foreign	(1.5)	3.5	1.5
State	(0.1)	(0.6)	0.1
	1.7	5.9	4.3
Total	$8.4	$22.5	$20.8

Significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$11.3	$12.3
Accrual for post-retirement benefits other than pensions	3.0	4.5
Environmental reserves	6.2	4.5
Retained liabilities of previously owned businesses	5.3	8.5
Accruals and reserves	5.6	5.4
Pensions	14.5	13.6
Minimum pension liability	16.4	38.3
Inventories	6.7	6.0
Interest	7.4	6.3
Compensation and benefits	11.8	9.3
Gross deferred income tax assets	88.2	108.7
Valuation allowance	(17.6)	(17.7)
Total deferred income tax assets	70.6	91.0
Deferred income tax liabilities:
Depreciation and amortization	(37.9)	(36.1)
GST deconsolidation gain	(21.4)	(21.4)
Total deferred income tax liabilities	(59.3)	(57.5)
Net deferred tax assets	$11.3	$33.5

At December 31, 2013, we had $24.9 million of foreign tax net operating loss carryforwards of which $9.2 million expire at various dates beginning in 2014, and $15.7 million have an indefinite carryforward period. We also had state tax net operating loss carryforwards with a tax effect of $2.9 million which expire at various dates between 2014 through 2033. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.
We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of $17.6 million and $17.7 million have been recorded as of December 31, 2013 and 2012, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
US taxation of foreign profits, net of foreign tax credits	3.0	(4.5)	(3.5)
Research and employment tax credits	(7.2)	—	(2.0)
State and local taxes	7.5	1.8	0.9
Domestic production activities	—	(2.8)	(2.7)
Foreign tax rate differences	(8.5)	(2.2)	(3.6)
Uncertain tax positions and prior adjustments	(5.5)	(0.4)	1.8
Statutory changes in tax rates	(1.3)	(0.4)	(0.8)
Valuation allowance	(6.0)	7.5	4.8
Nondeductible expenses	3.5	1.7	2.0
Other items, net	2.9	(0.4)	0.2
Effective income tax rate	23.4%	35.3%	32.1%

We have not provided for the federal and foreign withholding taxes on approximately $220 million of foreign subsidiaries’ undistributed earnings as of December 31, 2013, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would be $2.2 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received deductions and foreign tax credits.
As of December 31, 2013 and 2012, we had $5.9 million and $6.3 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2013 and 2012, $4.5 million and $3.2 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.8 million and $0.5 million accrued for interest and penalties at December 31, 2013 and 2012, respectively. Income tax expense for the years ended December 31, 2013, 2012 and 2011, includes $0.1 million, $(0.2) million and $(0.2) million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2013	2012		2011
Balance at beginning of year	$6.3	$4.8		$2.4
Additions as a result of acquisitions	—	0.1		0.5
Additions based on tax positions related to the current year	1.0	0.9		0.7
Additions for tax positions of prior years	2.6	2.7		3.1
Reductions for tax positions of prior years	(0.8)	(0.2)		(0.1)
Reductions as a result of a lapse in the statute of limitations	(3.4)	(1.9)		(1.5)
Reductions as a result of audit settlements	—	(0.1)		(0.3)
Changes due to fluctuations in foreign currency	0.2	—	—	—
Balance at end of year	$5.9	$6.3		$4.8

The IRS completed the field examination for our 2008, 2009, and 2010 U.S. federal income tax returns during the third quarter of 2012. As a result of the IRS’s conclusion of its field examination, we reduced our gross unrecognized tax benefits by $2.0 million to reflect amounts determined to be effectively settled. US federal income tax returns after 2010 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2007 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $3.2 million. In addition, another $0.7 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

5.	Earnings Per Share
Basic earnings per share is computed by dividing the applicable net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share is as follows:

	2013	2012	2011
Numerator (basic and diluted):
Net income	$27.4	$41.0	$44.2
Denominator:
Weighted-average shares – basic	20.9	20.7	20.5
Share-based awards	0.2	0.4	0.3
Convertible debentures and related warrants	2.4	0.5	0.7
Weighted-average shares – diluted	23.5	21.6	21.5
Earnings per share:
Basic	$1.31	$1.99	$2.15
Diluted	$1.17	$1.90	$2.06

As discussed further in Note 12, we have issued Convertible Debentures. Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price.

6.	Inventories

	As of December 31,
	2013	2012
	(in millions)
Finished products	$84.3	$72.0
Work in process	36.0	33.4
Raw materials and supplies	42.8	36.3
	163.1	141.7
Reserve to reduce certain inventories to LIFO basis	(14.0)	(12.4)
Manufacturing inventories	149.1	129.3
Incurred costs related to long-term contracts	—	16.6
Progress payments related to long-term contracts	—	(15.1)
Net balance associated with completed-contract inventories	—	1.5
Total inventories	$149.1	$130.8

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method. In addition to inventoried costs, we also incur costs associated with deposits and progress payments to our vendors for long lead time manufactured components associated with engine projects that are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. At December 31, 2013 and 2012, deposits and progress payments for these long lead time components accounted for under the completed contract method totaled $6.1 million and $2.9 million, respectively.

Progress payments related to long-term contracts in the table above are either advanced billings or milestone billings to the customer accounted for under the completed-contract method which have not yet been earned. Upon shipment of the completed engine and receipt by the customer, revenue associated with the engine is recognized, and the incurred inventoried costs and progress payments are relieved.
At December 31, 2013, progress payments related to long-term contracts totaled $25.6 million and was in excess of incurred costs totaling $14.2 million, resulting in a net liability balance of $11.4 million. As such, the net liability balance is reflected in accrued expenses on the accompanying Consolidated Balance Sheet.
See Note 7 for a presentation of the incurred costs and progress payments associated with engine contracts accounted for under the percentage-of-completion method.

7.	Percentage-of-Completion Long-Term Contracts

See Note 1, "Revenue Recognition" for information regarding engine contracts accounted for under the POC method.

Amounts recognized in the accompanying financial statements are as follows:

	As of December 31,
	2013	2012
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$141.1	$76.9
Cumulative billings on uncompleted POC contracts	146.6	71.2
	$(5.5)	$5.7

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2013	2012
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$4.3	$10.3
Accrued expenses (POC billings where revenue has not yet been earned)	(9.8)	(4.6)
	$(5.5)	$5.7

At December 31, 2013 and 2012, deposits and progress payments for long lead time components accounted for under the POC method totaled $4.5 million and $5.2 million, respectively, and are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. See Note 6 for a presentation of the incurred costs and progress payments associated with engine contracts accounted for under the completed-contract method.

8.	Property, Plant and Equipment

	As of December 31,
	2013	2012
	(in millions)
Land	$9.2	$5.8
Buildings and improvements	97.1	96.3
Machinery and equipment	370.1	341.6
Construction in progress	16.7	25.3
	493.1	469.0
Less accumulated depreciation	(305.6)	(283.5)
Total	$187.5	$185.5

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2013 and 2012 are as follows:

	Sealing Products	Engineered Products	Engine Products and Services	Total
	(in millions)
Gross goodwill as of December 31, 2011	$164.1	$166.5	$7.1	$337.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2011	136.3	57.8	7.1	201.2
Foreign currency translation	0.6	1.8	—	2.4
Acquisitions	15.9	0.9	—	16.8
Gross goodwill as of December 31, 2012	180.6	169.2	7.1	356.9
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2012	152.8	60.5	7.1	220.4
Foreign currency translation	0.9	(0.9)	—	—
Acquisitions	—	(0.2)	—	(0.2)
Gross goodwill as of December 31, 2013	181.5	168.1	7.1	356.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2013	$153.7	$59.4	$7.1	$220.2

Identifiable intangible assets are as follows:

	As of December 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$191.2	$85.0	$190.0	$70.7
Existing technology	53.9	18.8	53.8	13.3
Trademarks	33.7	16.9	33.2	14.8
Other	23.4	17.9	23.6	15.7
	302.2	138.6	300.6	114.5
Indefinite-Lived:
Trademarks	36.5	—	36.4	—
Total	$338.7	$138.6	$337.0	$114.5

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $24.1 million, $24.3 million and $19.8 million, respectively.
The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2014	$22.8
2015	$20.8
2016	$18.6
2017	$17.5
2018	$17.3

10.	Accrued Expenses

	As of December 31,
	2013	2012
	(in millions)
Salaries, wages and employee benefits	$45.3	$47.2
Interest	30.0	28.8
Contract advances	23.7	7.1
Income and other taxes	10.8	13.1
Other	31.1	25.6
	$140.9	$121.8

11.	Related Party Transactions
The deconsolidation of GST from our financial results, discussed more fully in Note 1, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of December 31, 2013 and 2012, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $22.0 million and $10.1 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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

Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Years Ended December 31,
		2013	2012	2011
		(in millions)
Sales to GST	Net sales	$24.4	$26.1	$24.4
Purchases from GST	Cost of sales	$26.5	$20.1	$21.7
Interest expense to GST	Interest expense	$29.1	$27.8	$26.7

	Financial Statement Location	As of December 31,
		2013	2012
		(in millions)
Due from GST	Accounts receivable	$18.3	$20.5
Income tax receivable from GST	Other assets	$46.9	$32.8
Due to GST	Accounts payable	$6.7	$5.0
Accrued interest to GST	Accrued expenses	$28.5	$27.4

Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $3.2 million and $21.9 million as of December 31, 2013 and 2012, respectively. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST.

12.	Long-Term Debt

	As of December 31,
	2013	2012
	(in millions)
Convertible Debentures	$156.6	$149.0
Revolving debt	7.6	34.2
Other notes payable	0.9	2.1
	165.1	185.3
Less current maturities of long-term debt	156.6	1.0
	$8.5	$184.3

Convertible Debentures
We have $172.5 million outstanding in aggregate principal amount of Convertible Debentures. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. The Convertible Debentures do not contain financial covenants.
Holders may convert the Convertible Debentures under certain circumstances. Upon conversion of any Convertible Debentures, the principal amount would be settled in cash and the premium, if any, in shares of our common stock. The initial conversion rate, which is subject to adjustment, is 29.5972 shares of common stock per $1,000 principal amount of Convertible Debentures. This is equal to an initial conversion price of $33.79 per share. The Convertible Debentures may be converted under any of the following circumstances:

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
As of January 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered by the share price conversion condition described in the first bullet above. The Convertible Debentures will be convertible until March 31, 2014 and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of December 31, 2013. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
We used a portion of the net proceeds from the sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to acquire shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to acquire shares from us at $46.78 per share. This will reduce potential dilution to our common shareholders from conversion of the Convertible Debentures by increasing the effective conversion price to $46.78 per share.
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
Outstanding borrowings under the credit facility bear interest at a rate equal to, at our option, either (1) a base/prime rate plus an applicable margin or (2) the adjusted one, two, three or six-month LIBOR rate plus an applicable margin. Pricing under the credit facility at any particular time is determined by reference to a pricing grid based on average daily availability under the facility for the immediately prior fiscal quarter. Under the pricing grid, the applicable margins range from 0.75% to 1.25% for base/prime rate loans and from 1.75% to 2.25% for LIBOR loans. At December 31, 2013, the applicable margin for base/prime rate loans was 1.00% and the applicable margin for LIBOR loans was 2.00%. The undrawn portion of the credit facility is subject to an unused line fee. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the credit facility as in effect from time to time, plus a fronting fee on the aggregate undrawn amount of the letters of credit.
The credit agreement contains customary covenants and restrictions for an asset-based credit facility, including negative covenants limiting certain: fundamental changes (such as merger transactions), loans, incurrence of debt other than specifically permitted debt, transactions with affiliates that are not on arm’s-length terms, incurrence of liens other than specifically permitted liens, repayment of subordinated debt (except for scheduled payments in accordance with applicable subordination documents), prepayments of other debt, dividends, asset dispositions other than as specifically permitted, and acquisitions and other investments other than as specifically permitted. The credit facility also requires us to maintain a minimum fixed charge coverage ratio in the event the amount available for borrowing is less than certain calculated amounts which vary based on the available borrowing base and the aggregate commitments of the lenders under the credit facility.

The credit facility contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control.
The borrowing availability under our senior secured revolving credit facility at December 31, 2013, was $117.1 million after giving consideration to $4.8 million of letters of credit outstanding and $7.6 million of outstanding revolver borrowings.
Future principal payments on long-term debt are as follows:

(in millions)
2014	$0.2
2015	180.2
2016	0.1
2017	0.1
2018	0.1
Thereafter	0.3
$181.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Convertible Debentures. In the Consolidated Balance Sheets, this amount is shown net of a debt discount pursuant to applicable accounting rules. The payment date shown for the Convertible Debentures in the table above is the contractual due date in 2015, but they are currently convertible, so they could be paid earlier than 2015 if they were converted.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.7	$21.7	$—	$—
	21.7	21.7	—	—
Guaranteed investment contract	2.8	—	2.8	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	5.3	5.3	—	—
	$30.2	$27.0	$3.2	$—
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—	$—
Foreign currency derivatives	0.4	—	0.4	—
	$8.0	$7.6	$0.4	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.9	$21.9	$—	$—
	21.9	21.9	—	—
Guaranteed investment contract	2.6	—	2.6	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	4.5	4.5	—	—
	$29.4	$26.4	$3.0	$—
Liabilities
Deferred compensation liabilities	$6.5	$6.5	$—	$—
Foreign currency derivatives	0.9	—	0.9	—
	$7.4	$6.5	$0.9	$—

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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$165.1	$307.6	$185.3	$261.6
Notes payable to GST	$259.3	$277.8	$248.1	$268.2

The fair values for long-term debt are based on quoted market prices, but this would be considered a Level 2 computation because the market is not active. The notes payable to GST computation would be considered Level 2 since it is based on rates available to us for debt with similar terms and maturities.

14.	Pensions and Postretirement Benefits
We have several non-contributory defined benefit pension plans covering eligible employees in the United States and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. We recorded $7.4 million, $6.3 million and $6.0 million in expenses in 2013, 2012 and 2011, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2013, 2012 and 2011, we contributed $22.5 million, $11.3 million and $5.9 million, respectively, in cash to our U.S. pension plans. In 2011, we also contributed to our U.S. defined benefit pension plans a

GIC received in connection with the Crucible Benefits Trust settlement agreement. Refer to Note 19, “Commitments and Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information about the settlement agreement. The GIC was valued at $21.4 million for purposes of the pension plan contribution. We anticipate there will be a required funding of $20.4 million in 2014 to our U.S. defined benefit pension plans. Additionally, we expect to make total contributions of approximately $0.5 million in 2014 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $245.3 million, $235.1 million and $197.6 million at December 31, 2013, and $270.5 million, $257.7 million and $157.4 million at December 31, 2012, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2013 and 2012.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$271.3	$244.1	$5.4	$5.3
Service cost	6.3	5.7	0.4	0.3
Interest cost	10.6	10.5	0.2	0.2
Actuarial loss (gain)	(33.0)	17.9	(0.9)	0.4
Benefits paid	(8.3)	(7.1)	(0.4)	(0.8)
Other	(0.7)	0.2	—	—
Projected benefit obligations at end of year	246.2	271.3	4.7	5.4

Change in Plan Assets
Fair value of plan assets at beginning of year	158.3	135.4
Actual return on plan assets	26.8	19.7
Administrative expenses	(1.0)	(1.2)
Benefits paid	(8.3)	(7.1)
Company contributions	22.8	11.5
Fair value of plan assets at end of year	198.6	158.3

Underfunded Status at End of Year	$(47.6)	$(113.0)	$(4.7)	$(5.4)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(0.2)	$(0.3)	$(1.8)	$(0.4)
Long-term liabilities	(47.4)	(112.7)	(2.9)	(5.0)
	$(47.6)	$(113.0)	$(4.7)	$(5.4)

Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 consist of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(in millions)
Net actuarial loss	$43.6	$99.5	$0.1	$1.1
Prior service cost	1.2	1.4	0.1	0.3
	$44.8	$100.9	$0.2	$1.4

The accumulated benefit obligation for all defined benefit pension plans was $236.0 million and $258.6 million at December 31, 2013 and 2012, respectively.

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(in millions)
Net Periodic Benefit Cost
Service cost	$6.3	$5.7	$4.8	$0.4	$0.4	$0.7
Interest cost	10.6	10.5	10.7	0.2	0.2	0.2
Expected return on plan assets	(13.2)	(11.0)	(9.4)	—	—	—
Amortization of prior service cost	0.2	0.3	0.3	0.1	0.1	0.1
Amortization of net loss	9.4	9.8	4.7	—	—	—
Settlement	—	—	—	0.1	0.1	—
Deconsolidation of GST	(1.8)	(2.2)	(1.5)	—	—	—
Net periodic benefit cost	11.5	13.1	9.6	0.8	0.8	1.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(46.5)	9.3	46.2	(1.0)	0.4	0.3
Prior service cost	—	0.4	—	—	—	—
Amortization of net loss	(9.4)	(9.8)	(4.7)	—	—	—
Amortization of prior service cost	(0.2)	(0.3)	(0.3)	(0.1)	(0.1)	(0.1)
Other adjustment	—	0.8	—	(0.1)	(0.1)	—
Total recognized in other comprehensive income	(56.1)	0.4	41.2	(1.2)	0.2	0.2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(44.6)	$13.5	$50.8	$(0.4)	$1.0	$1.2

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.7 million and $0.1 million, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.0%	4.0%	4.25%	5.0%	4.25%	4.25%
Rate of compensation increase	3.0%	3.0%	4.0%	N/A	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.0%	4.25%	5.5%	4.0%	4.25%	5.5%
Expected long-term return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	3.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 5.0% at December 31, 2013. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2014. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $1.0 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the RP-2000 mortality table projected to 2020 by Scale AA to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2013	2012
Health care cost trend rate assumed for next year	7.2%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2024

A one percentage point change in the assumed health-care cost trend rate would have an impact of less than $0.1 million on net periodic benefit cost and $0.1 million on benefit obligations.
Plan Assets
The asset allocation for pension plans at the end of 2013 and 2012, and the target allocation for 2014, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2014	2013	2012
Asset Category
Equity securities	55%	56%	65%
Fixed income	45%	44%	35%
	100%	100%	100%

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

Other than the guaranteed investment contract, the plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The guaranteed investment contract would be considered a Level 2 asset whose fair value is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The investment portfolios of the various funds at December 31, 2013 and 2012 were as follows:

	2013	2012
	(in millions)
Mutual funds – U.S. equity	$71.2	$77.0
Fixed income treasury and money market	64.4	31.3
Mutual funds – international equity	39.3	26.7
Guaranteed investment contract	23.0	22.7
Cash equivalents	0.7	0.6
	$198.6	$158.3

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2014	$9.6	$1.8
2015	10.1	0.2
2016	11.0	0.2
2017	12.4	0.2
2018	13.6	0.2
Years 2019 – 2023	80.3	2.1

15.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component (after tax) for the year ended December 31, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	1.0	29.7	—	30.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	0.6	6.7
Net current-period other comprehensive income	1.0	35.8	0.6	37.4
Ending balance	$42.6	$(28.2)	$—	$14.4

Reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Statement of Operations Line Item
Amortization of pension and other postretirement plans:
Actuarial losses	$9.4	(1)
Prior service costs	0.3	(1)
Total before tax	9.7
Tax benefit	(3.6)	Income tax expense
Net of tax	$6.1
Gains and losses on cash flow hedges:
Foreign exchange contracts	$1.0	Cost of sales
Tax benefit	(0.4)	Income tax expense
Net of tax	$0.6

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 14 - "Pensions and Postretirement Benefits" for additional details).

16.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 4.3 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2013, there are 0.5 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.
The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2013, there was $3.7 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average period of 1.4 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2013, 2012 and 2011. Each grant will vest if we achieve specific financial objectives at the end of a three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued (if any) in cash, and shares are forfeited if a grantee terminates employment. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period. As of December 31, 2013, there was $1.6 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average period of 1.5 years.
Restricted stock, with three or four year restriction periods from the initial grant date were issued in 2013, 2012 and 2011. Compensation expense related to the restricted shares is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2013, there was $0.9 million of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.2 years.

A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	317,605	18.91	302,068	24.10	137,103	32.35
Granted	67,454	42.07	93,488	42.30	3,750	39.25
Vested	—	—	—	—	(97,436)	31.84
Forfeited	(13,946)	25.04	(15,408)	25.03	—	—
Shares settled for cash	(2,263)	39.56	—	—	—	—
Nonvested at December 31, 2011	368,850	23.24	380,148	28.54	43,417	34.69
Granted	83,841	37.65	137,382	37.65	15,000	41.47
Vested	(98,834)	18.80	(275,336)	24.10	(17,833)	34.55
Forfeited	(19,127)	31.65	(22,992)	31.48	—	—
Shares settled for cash	(32,243)	41.88	—	—	—	—
Nonvested at December 31, 2012	302,487	29.43	219,202	39.52	40,584	37.27
Granted	99,174	44.97	169,872	44.63	11,330	55.09
Vested	(141,985)	20.93	(70,381)	42.30	(21,834)	34.04
Forfeited	(24,651)	41.24	(40,930)	41.38	—	—
Achievement level adjustment	—	—	(10,985)	37.65	—	—
Shares settled for cash	(18,709)	47.13	—	—	—	—
Nonvested at December 31, 2013	216,316	41.77	266,778	41.62	30,080	46.32

The number of performance share awards shown in the table above represents the expected number that will be issued.
Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2013, there was $0.2 million of unrecognized compensation cost related to nonvested stock options.
The following table provides certain information with respect to stock options as of December 31, 2013:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $40.00	100,000	100,000	$34.55	4.28
Over $40.00	25,288	—	$42.24	7.12
Total	125,288	100,000	$36.10	4.85

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2012	125,288	$36.10
Exercised	—	—
Balance at December 31, 2013	125,288	$36.10

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2013	2012	2011
Options outstanding	$2.7	$0.6	$0.8
Options exercisable	$2.3	$0.6	$0.8
Options exercised	$—	$1.2	$2.1

Consideration received from option exercises under the Plan for the years ended December 31, 2013, 2012 and 2011 was $0.0 million, $0.2 million and $0.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.0 million, $1.5 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2013	2012	2011
Compensation expense	$6.0	$7.3	$6.6
Related income tax benefit	$2.2	$2.7	$2.5

Each non-employee director receives an annual grant of phantom shares equal in value to $75,000. We will pay each non-employee director in cash the fair market value of certain of the director’s phantom shares granted, upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2013, 2012 and 2011 related to these phantom share grants was $1.3 million, $0.9 million and $0.0 million, respectively. Cash payments of $0.4 million, $0.3 million and $0.6 million were used to settle phantom shares during 2013, 2012 and 2011, respectively.

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
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, precision engineered components, and lubrication systems for reciprocating compressors and provides repair services for those compressors.
Our Engine Products and Services segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines.
Our reportable segments are managed separately based on differences in their products and services and their end-customers. Segment profit is total segment revenue reduced by operating expenses, restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Segment operating results and other financial data for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Sales
Sealing Products	$622.9	$609.1	$534.9
Engineered Products	356.4	363.0	386.7
Engine Products and Services	167.6	214.6	185.8
	1,146.9	1,186.7	1,107.4
Intersegment sales	(2.7)	(2.5)	(1.9)
Total sales	$1,144.2	$1,184.2	$1,105.5
Segment Profit
Sealing Products	$97.1	$88.8	$81.2
Engineered Products	17.6	20.5	29.2
Engine Products and Services	14.0	39.2	30.6
Total segment profit	128.7	148.5	141.0
Corporate expenses	(33.3)	(32.3)	(32.6)
Interest expense, net	(44.3)	(42.8)	(39.6)
Other expense, net	(15.3)	(9.9)	(3.8)
Income before income taxes	$35.8	$63.5	$65.0

No customer accounted for 10% or more of net sales in 2013, 2012 or 2011.

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Capital Expenditures
Sealing Products	$14.3	$9.7	$10.9
Engineered Products	14.0	20.9	11.9
Engine Products and Services	2.4	4.9	8.4
Corporate	—	0.1	0.3
Total capital expenditures	$30.7	$35.6	$31.5

Depreciation and Amortization Expense
Sealing Products	$30.4	$30.3	$22.9
Engineered Products	22.4	21.8	21.5
Engine Products and Services	3.6	3.1	3.6
Corporate	0.2	0.3	0.4
Total depreciation and amortization	$56.6	$55.5	$48.4

Net Sales by Geographic Area
United States	$620.3	$654.2	$561.3
Europe	308.6	305.0	321.4
Other foreign	215.3	225.0	222.8
Total	$1,144.2	$1,184.2	$1,105.5

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2013	2012
	(in millions)
Assets
Sealing Products	$534.4	$528.8
Engineered Products	329.8	318.5
Engine Products and Services	131.3	121.8
Corporate	397.2	401.8
	$1,392.7	$1,370.9

Long-Lived Assets
United States	$110.1	$114.1
France	30.5	23.4
Other Europe	34.3	34.7
Other foreign	12.6	13.3
Total	$187.5	$185.5

Corporate assets include all of our cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

18.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which typically would establish a trust to which all asbestos claims would be channeled for resolution. GST seeks an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of other creditors in full, or in the absence of such an agreement, an order of the Bankruptcy Court confirming such a plan.
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

On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST’s liability for present and future mesothelioma claims. Judge Hodges adopted GST’s “legal liability” approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives’ approach, which focused solely on GST’s historical settlement history. The judge’s liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST’s liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will add to the amount.

In his opinion, Judge Hodges writes, “The best evidence of Garlock’s aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products.”

The decision validates the positions that GST has been asserting for the more than three years it has been in this process. Following are several important findings in the opinion:

•	Garlock’s products resulted in a relatively low exposure to asbestos to a limited population, and its legal responsibility for causing mesothelioma is relatively de minimis.

•
Chrysotile, the asbestos fiber type used in almost all of Garlock’s asbestos products, is far less toxic than other forms of asbestos. The court found reliable and persuasive Garlock’s expert epidemiologist, who testified that there is no statistically significant association between low dose chrysotile exposure and mesothelioma.

•	The population that was exposed to Garlock’s products was necessarily exposed to far greater quantities of higher potency asbestos from the products of others.

•
The estimates of Garlock’s aggregate liability that are based on its historic settlement values are not reliable because those values are infected with the impropriety of some law firms and inflated by the cost of defense.

GST plans to incorporate the court’s ruling into a plan of reorganization that it will submit in place of the plan referenced above. GST has not yet determined the amount that it will propose be included in its revised plan, as it continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.

We caution that, in the absence of a consensual deal, the GST asbestos claims resolution process remains uncertain and could take an undetermined time to complete.

That estimation decision does not end the case; there are many potential hurdles, including appeals, that may arise prior to plan confirmation.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
Net sales	$244.8	$240.1	$236.1
Cost of sales	145.3	145.3	144.7
Gross profit	99.5	94.8	91.4
Operating expenses:
Selling, general and administrative	41.7	45.1	45.4
Asbestos-related	2.3	(1.6)	2.7
Other	0.5	1.7	0.8
Total operating expenses	44.5	45.2	48.9
Operating income	55.0	49.6	42.5
Interest income, net	29.7	27.9	26.8
Income before reorganization expenses and income taxes	84.7	77.5	69.3
Reorganization expenses	(44.6)	(31.4)	(17.0)
Income before income taxes	40.1	46.1	52.3
Income tax expense	(18.7)	(16.3)	(19.6)
Net income	$21.4	$29.8	$32.7
Comprehensive income	$20.8	$30.4	$31.6

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
Net cash flows from operating activities	$48.2	$31.9	$44.2
Investing activities
Purchases of property, plant and equipment	(8.7)	(6.9)	(3.3)
Net receipts (payments) from loans to affiliates	(12.8)	0.5	13.1
Net purchases of held-to-maturity securities	(25.0)	(110.0)	—
Receipts from (deposits into) restricted cash accounts	0.9	1.4	(6.5)
Acquisitions, net of cash acquired	—	—	(7.5)
Other	(1.1)	—	—
Net cash used in investing activities	(46.7)	(115.0)	(4.2)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.4	(0.8)
Net increase (decrease) in cash and cash equivalents	(0.8)	(82.7)	39.2
Cash and cash equivalents at beginning of year	43.6	126.3	87.1
Cash and cash equivalents at end of year	$42.8	$43.6	$126.3

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets
As of December 31, 2013 and 2012
(in millions)

	2013	2012
Assets:
Current assets	$314.4	$168.2
U.S. Treasury securities	—	110.0
Asbestos insurance receivable	101.1	120.7
Deferred income taxes	130.4	124.8
Notes receivable from affiliate	248.1	237.4
Other assets	76.2	74.3
Total assets	$870.2	$835.4
Liabilities and Shareholder’s Equity:
Current liabilities	$43.9	$76.9
Other liabilities	58.1	10.8
Liabilities subject to compromise (A)	468.4	468.4
Total liabilities	570.4	556.1
Shareholder’s equity	299.8	279.3
Total liabilities and shareholder’s equity	$870.2	$835.4

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of December 31, 2013. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 19, “Commitments and Contingencies – Asbestos.”

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries is involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 11 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2013 and 2012, we had accrued liabilities of $15.1 million and $11.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and have valued them at $750,000 for our internal purposes. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
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
Concurrent with the establishment of the Benefits Trust, Coltec was required to establish and make a contribution to a second trust (the “Back-Up Trust”) to provide protection against the inability of the Benefits Trust to meet its obligations. On July 27, 2010, we received court approval of a settlement agreement with the trustees of the Benefits Trust and, as a result, were no longer obligated to maintain the Back-Up Trust. The sole asset of the Back-Up Trust, a guaranteed investment contract (“GIC”), was divided into two parts and distributed in accordance with the agreement. We received one GIC with a contract value of approximately $18 million, and another GIC with a contract value of $2.3 million. In addition, we contributed $0.9 million directly to the Benefits Trust. The $2.3 million GIC is being held in a special account in case of a shortfall in the Benefits Trust and has a current value of $2.8 million. The GIC, with a contract value of approximately $18 million and a fair value of $21.4 million, was contributed to our U.S. defined benefit pension plans in July 2011. The difference of $2.9 million between the contract value and fair value of the GIC was reported as other non-operating income in our Consolidated Statements of Operations. Refer to Note 14, “Pensions and Postretirement Benefits” for additional information about the contribution.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(in millions)
Balance at beginning of year	$4.1	$3.5
Charges to expense	3.8	3.2
Settlements made (primarily payments)	(4.1)	(2.6)
Balance at end of year	$3.8	$4.1

BorgWarner

A subsidiary of BorgWarner Inc. ("BorgWarner") has asserted claims against GGB France E.U.R.L. ("GGB France") with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.

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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those mesothelioma claims records were not, in fact, pending mesothelioma claims. Garrison now believes that there were less than 4,000 mesothelioma claims pending against it as of the Petition Date. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) reflect claims where the claimants do not have mesothelioma, have acknowledged that they cannot establish exposure to GST products, their claims were dismissed, settled or withdrawn, their claims were duplicates of other filed claims, or were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants have presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them have not established exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At December 31, 2013, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At December 31, 2013, we had $121.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $74.0 million since the Petition Date. Of the $121.1 million of available insurance coverage remaining, we consider $120.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $121.1 million, $85.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $86.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $121.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $121.1 million is in addition to the $20.8 million collected in 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2014 – $20 million
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $7.2 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $121.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at December 31, 2013 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST LLC's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST.
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
As stated previously, GST intends to incorporate the judge's recent decision estimating GST's liability for mesothelioma into a plan of reorganization that it will submit in place of the current proposed plan. GST has not yet determined the amount that it will propose be included in the revised plan. We cannot predict when a plan of reorganization for GST might be approved and effective nor can we predict the amount of funding that a confirmed plan will require. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and concluded on August 22, 2013. On January 10, 2014, the Bankruptcy Court entered an order estimating GST's liability for present and future mesothelioma claims at $125 million, consistent with the positions that GST put forth at trial. The Court's estimate is for mesothelioma claims only. Additional amounts may be necessary to resolve other disease claims and trust administration costs. This estimation decision does not end the case; there are many potential hurdles, including appeals, that may arise prior to plan confirmation.
Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2013 (in millions):

2014	$12.7
2015	11.0
2016	8.4
2017	7.1
2018	6.8
Thereafter	5.8
Total minimum payments	$51.8

Net rent expense was $15.0 million, $15.1 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

20.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$286.9	$311.5	$305.8	$301.7	$276.0	$291.7	$275.5	$279.3
Gross profit	$94.2	$107.2	$109.2	$103.0	$92.1	$98.8	$85.8	$91.1
Net income	$8.6	$13.8	$8.0	$10.2	$5.6	$11.3	$5.2	$5.7
Basic earnings per share	$0.41	$0.67	$0.39	$0.50	$0.27	$0.54	$0.25	$0.28
Diluted earnings per share	$0.39	$0.64	$0.35	$0.47	$0.23	$0.53	$0.22	$0.27

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2013	$5.7	$1.7	$(1.4)	$—	$6.0
2012	$4.6	$1.7	$(0.9)	$0.3	$5.7
2011	$3.6	$1.6	$(0.9)	$0.3	$4.6

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2013	$17.7	$(1.8)	$(0.1)	$1.8	$17.6
2012	$12.1	$4.8	$—	$0.8	$17.7
2011	$10.1	$3.1	$—	$(1.1)	$12.1

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.