Form 10-Q
period 2014-03-31
ENPRO INDUSTRIES, INC
filed 2014-05-08
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
As of May 2, 2014, there were 22,717,810 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2014 and 2013
(in millions, except per share amounts)

	2014	2013
Net sales	$287.2	$286.9
Cost of sales	190.7	192.7
Gross profit	96.5	94.2
Operating expenses:
Selling, general and administrative	78.9	72.6
Other	0.2	0.9
Total operating expenses	79.1	73.5
Operating income	17.4	20.7
Interest expense	(11.1)	(11.1)
Interest income	0.2	0.1
Other expense	(4.2)	—
Income before income taxes	2.3	9.7
Income tax expense	(1.0)	(1.1)
Net income	$1.3	$8.6
Comprehensive income	$0.3	$1.0

Basic earnings per share	$0.06	$0.41
Diluted earnings per share	$0.05	$0.39

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2014 and 2013
(in millions)

	2014	2013
OPERATING ACTIVITIES
Net income	$1.3	$8.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7.5	7.4
Amortization	6.7	6.7
Accretion of debt discount	1.8	1.8
Loss on exchange of debt	3.6	—
Deferred income taxes	(12.3)	(4.3)
Stock-based compensation	2.2	(1.8)
Excess tax benefits from stock-based compensation	(0.6)	(2.0)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	(21.0)	(19.5)
Inventories	(9.3)	(2.3)
Accounts payable	2.8	4.2
Other current assets and liabilities	(10.5)	(8.3)
Other non-current assets and liabilities	2.8	(8.3)
Net cash used in operating activities	(25.0)	(17.8)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.7)	(9.8)
Payments for capitalized internal-use software	(2.8)	(3.5)
Acquisitions, net of cash acquired	(1.9)	(2.2)
Other	0.1	0.1
Net cash used in investing activities	(11.3)	(15.4)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	0.7	7.4
Proceeds from debt	70.3	63.3
Repayments of debt	(34.5)	(42.5)
Other	(4.7)	2.0
Net cash provided by financing activities	31.8	30.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(2.4)
Net decrease in cash and cash equivalents	(4.6)	(5.4)
Cash and cash equivalents at beginning of period	64.4	53.9
Cash and cash equivalents at end of period	$59.8	$48.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.1	$16.7
Income taxes, net	$13.3	$5.4

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$59.8	$64.4
Accounts receivable	215.7	193.1
Inventories	160.6	149.1
Prepaid expenses and other current assets	47.5	41.0
Total current assets	483.6	447.6
Property, plant and equipment	186.0	187.5
Goodwill	219.6	220.2
Other intangible assets	198.4	200.1
Investment in GST	236.9	236.9
Other assets	104.0	100.4
Total assets	$1,428.5	$1,392.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$23.1	$22.0
Notes payable to GST	11.7	11.2
Current maturities of long-term debt	107.1	156.6
Accounts payable	90.4	86.8
Accrued expenses	121.7	140.9
Total current liabilities	354.0	417.5
Long-term debt	44.3	8.5
Notes payable to GST	259.3	248.1
Pension liability	42.9	47.4
Other liabilities	61.1	57.8
Total liabilities	761.6	779.3
Commitments and contingencies
Temporary equity	9.4	15.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 22,906,663 shares in 2014 and 21,153,389 shares in 2013	0.2	0.2
Additional paid-in capital	470.6	410.9
Retained earnings	174.6	173.3
Accumulated other comprehensive income	13.4	14.4
Common stock held in treasury, at cost – 201,750 shares in 2014 and 202,269 shares in 2013	(1.3)	(1.3)
Total shareholders’ equity	657.5	597.5
Total liabilities and equity	$1,428.5	$1,392.7

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2013 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2013 included within our annual report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.
All intercompany accounts and transactions between our consolidated operations have been eliminated.

2.	Acquisitions
In March 2014, we acquired the remaining interest of the Stemco Crewson LLC joint venture. We now own all of the ownership interests in Stemco Crewson LLC. The joint venture was formed in 2009 with joint venture partner Tramec, LLC to expand our brake product offering to include automatic brake adjusters. The purchase of the remaining interest in the joint venture will allow us to accelerate investment in new product development and commercial strategies focused on market share growth for these products.
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a manufacturer and seller of gaskets and industrial sealing products by acquiring certain assets and assuming certain liabilities of the business. This acquisition adds an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
Both of the acquired businesses are included in our Sealing Products segment. The total purchase price of these acquisitions was $5.6 million, of which $1.9 million was paid in March 2014, net of cash acquired, with the remainder to be paid in several installments later in 2014 and subsequent to 2014. Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Earnings Per Share

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$1.3	$8.6
Denominator:
Weighted-average shares – basic	21.3	20.7
Share-based awards	0.1	0.2
Convertible debentures and related warrants	3.7	1.4
Weighted-average shares – diluted	25.1	22.3
Earnings per share:
Basic	$0.06	$0.41
Diluted	$0.05	$0.39
As discussed further in Note 9, we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price of $33.79 per share. As discussed further in Note 9, we exchanged a portion of our outstanding Convertible Debentures for shares of EnPro common stock in March 2014.
We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. The warrant transactions have a dilutive effect during such periods that the average price per share of our common stock exceeds the $46.78 per share strike price of the warrants.

4.	Inventories

	March 31, 2014	December 31, 2013
	(in millions)
Finished products	$75.8	$84.3
Work in process	49.4	36.0
Raw materials and supplies	49.4	42.8
	174.6	163.1
Reserve to reduce certain inventories to LIFO basis	(14.0)	(14.0)
Total inventories	$160.6	$149.1
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

5.	Long-Term Contracts
During the third quarter of 2011, the Power Systems segment (formerly referred to as the Engine Products and Services segment as discussed further in Note 12) began using percentage-of-completion (“POC”) accounting for new and nearly new engine contracts rather than the completed-contract method. We made this change as a result of enhancements to our financial management and reporting systems which enable us to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. We will also continue to use the completed-contract method for engines that were in production at June 30, 2011.
Additional information regarding engine contracts accounted for under the POC method is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$161.2	$141.1
Cumulative billings on uncompleted POC contracts	156.2	146.6
	$5.0	$(5.5)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2014	December 31, 2013
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$12.0	$4.3
Accrued expenses (POC billings where revenue has not yet been earned)	(7.0)	(9.8)
	$5.0	$(5.5)

At March 31, 2014 and December 31, 2013, deposits and progress payments for long lead time components accounted for under the POC method totaled $4.1 million and $4.5 million, respectively, and are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Incurred costs relating to long-term contracts	$15.8	$14.2
Progress payments related to long-term contracts	(33.2)	(25.6)
Net balance associated with completed-contract inventories	$(17.4)	$(11.4)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method. In addition to inventoried costs, we also incur costs associated with deposits and progress payments to our vendors for long lead time manufactured components associated with engine projects that are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $6.1 million and $6.1 million, respectively.
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
At March 31, 2014 and December 31, 2013, progress payments related to long-term contracts were in excess of incurred costs resulting in a net liability balance. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2014, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Gross goodwill as of December 31, 2013	$181.5	$168.1	$7.1	$356.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2013	153.7	59.4	7.1	220.2
Change due to foreign currency translation	0.1	(0.7)	—	(0.6)
Gross goodwill as of March 31, 2014	181.6	167.4	7.1	356.1
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of March 31, 2014	$153.8	$58.7	$7.1	$219.6
Identifiable intangible assets are as follows:

	As of March 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$192.5	$88.3	$191.2	$85.0
Existing technology	53.9	19.9	53.9	18.8
Trademarks	36.1	17.3	33.7	16.9
Other	23.4	18.5	23.4	17.9
	305.9	144.0	302.2	138.6
Indefinite-Lived:
Trademarks	36.5	—	36.5	—
Total	$342.4	$144.0	$338.7	$138.6
Amortization expense for the three months ended March 31, 2014 and 2013, was $5.8 million and $6.2 million, respectively.

7.	Accrued Expenses

	March 31, 2014	December 31, 2013
	(in millions)
Salaries, wages and employee benefits	$36.7	$45.3
Interest	9.6	30.0
Customer advances	24.0	23.7
Income and other taxes	17.9	10.8
Other	33.5	31.1
	$121.7	$140.9

8.	Related Party Transactions
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

On June 5, 2010, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 15, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of March 31, 2014 and December 31, 2013, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $23.1 million and $22.0 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2014 and 2013, $16.9 million and $16.2 million, respectively, was paid in cash and PIK interest of $11.7 million and $11.2 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 9.
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
Amounts included in our financial statements arising from transactions with GST include the following:

	Financial Statement Location	Three Months Ended March 31,
		2014	2013
		(in millions)
Sales to GST	Net sales	$6.9	$6.1
Purchases from GST	Cost of sales	$6.2	$7.3
Interest expense to GST	Interest expense	$7.5	$7.2

	Financial Statement Location	March 31, 2014	December 31, 2013
		(in millions)
Due from GST	Accounts receivable	$8.1	$18.3
Income tax receivable from GST	Other assets	$60.4	$46.9
Due to GST	Accounts payable	$7.6	$6.7
Accrued interest to GST	Accrued expenses	$7.4	$28.5

Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $3.2 million as of December 31, 2013. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST. There were none outstanding at March 31, 2014.

9.	Long-Term Debt
Convertible Debentures
In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2014. The Convertible Debentures will be convertible until June 30, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the outstanding principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of March 31, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations. There was also a $0.8 million additional tax benefit recorded directly to equity. The transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $116.4 million. The exchange transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.
The debt discount, $9.4 million as of March 31, 2014, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the three months ended March 31, 2014 and 2013 includes $1.6 million and $1.7 million, respectively, of contractual interest coupon and $1.8 million and $1.8 million, respectively, of debt discount amortization.
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
The borrowing availability under our senior secured revolving credit facility at March 31, 2014 was $78.8 million after giving consideration to $4.8 million of letters of credit outstanding and $43.4 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2014 and 2013, are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(in millions)
Service cost	$2.0	$1.7	$0.2	$0.2
Interest cost	2.8	2.7	0.1	0.1
Expected return on plan assets	(4.2)	(3.1)	—	—
Amortization of net loss	0.7	2.2	—	—
Deconsolidation of GST	(0.2)	(0.5)	—	—
Net periodic benefit cost	$1.1	$3.0	$0.3	$0.3
In the three months ended March 31, 2014, we contributed $5.1 million to our U.S. defined benefit pension plans and anticipate additional contributions of approximately $15 million prior to December 31, 2014.

11.	Derivative Instruments
We use derivative financial instruments to manage our exposure to various risks. The use of these financial instruments modifies the exposure with the intent of reducing our risk. We do not use financial instruments for trading purposes, nor do we use leveraged financial instruments. The counterparties to these contractual arrangements are major financial institutions and GST LLC as described in Note 8. We use multiple financial institutions for derivative contracts to minimize the concentration of credit risk. The current accounting rules require derivative instruments, excluding certain contracts that are issued and held by a reporting entity that are both indexed to its own stock and classified in shareholders’ equity, be reported in the Consolidated Balance Sheets at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.4 million and $51.1 million at March 31, 2014 and December 31, 2013, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive income at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 14 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of March 31, 2014 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

12.	Business Segment Information
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

Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. Effective the first quarter of 2014, we changed the name of what had previously been called the Engine Products and Services segment to the Power Systems segment to more accurately reflect that the segment's products are the principal components of systems that generate electrical power and other types of energy. There was no change to the composition of this segment and there is no impact on the sales, segment profit, assets or cash flows of the previously reported segment.
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
Segment operating results and other financial data for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(in millions)
Sales
Sealing Products	$155.0	$146.6
Engineered Products	91.8	91.8
Power Systems	41.1	49.4
	287.9	287.8
Intersegment sales	(0.7)	(0.9)
Total sales	$287.2	$286.9
Segment Profit
Sealing Products	$17.1	$21.3
Engineered Products	8.7	5.8
Power Systems	3.3	4.8
Total segment profit	29.1	31.9
Corporate expenses	(10.1)	(9.1)
Interest expense, net	(10.9)	(11.0)
Other expense, net	(5.8)	(2.1)
Income before income taxes	$2.3	$9.7
Segment assets are as follows:

	March 31, 2014	December 31, 2013
Sealing Products	$556.9	$534.4
Engineered Products	339.0	329.8
Power Systems	138.4	131.3
Corporate	394.2	397.2
	$1,428.5	$1,392.7

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
Time deposits	$37.6	$37.6	$—	$—
	37.6	37.6	—	—
Guaranteed investment contract	2.9	—	2.9	—
Foreign currency derivatives	0.1	—	0.1	—
Deferred compensation assets	5.7	5.7	—	—
	$46.3	$43.3	$3.0	$—
Liabilities
Deferred compensation liabilities	$8.4	$8.4	$—	$—
Foreign currency derivatives	—	—	—	—
	$8.4	$8.4	$—	$—

	Fair Value Measurements as of
	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.7	$21.7	$—	$—
	21.7	21.7	—	—
Guaranteed investment contract	2.8	—	2.8	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	5.3	5.3	—	—
	$30.2	$27.0	$3.2	$—
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—	$—
Foreign currency derivatives	0.4	—	0.4	—
	$8.0	$7.6	$0.4	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$151.4	$298.2	$165.1	$307.6
Notes payable to GST	$271.0	$292.1	$259.3	$277.8

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component (after tax) for the three months ended March 31, 2014 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$42.6	$(28.2)	$—	$14.4
Other comprehensive income before reclassifications	(1.4)	—	—	(1.4)
Amounts reclassified from accumulated other comprehensive income	—	0.4	—	0.4
Net current-period other comprehensive income (loss)	(1.4)	0.4	—	(1.0)
Ending balance	$41.2	$(27.8)	$—	$13.4
Changes in accumulated other comprehensive (loss) income by component (after tax) for the three months ended March 31, 2013 are as follows:

	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	(9.7)	—	—	(9.7)
Amounts reclassified from accumulated other comprehensive loss	—	1.5	0.6	2.1
Net current-period other comprehensive income (loss)	(9.7)	1.5	0.6	(7.6)
Ending balance	$31.9	$(62.5)	$—	$(30.6)
Reclassifications out of accumulated other comprehensive income for the three months months ended March 31, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Statement of Operations Line Item
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Amortization of pension and other postretirement plans:
Actuarial losses	$0.7	$2.2	(1)
Tax benefit	(0.3)	(0.7)	Income tax expense
Net of tax	$0.4	$1.5
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$1.0	Cost of sales
Tax benefit	—	(0.4)	Income tax expense
Net of tax	$—	$0.6

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10 – “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim, i.e., any pending claim or one that arises between the Petition Date and plan confirmation, would be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. Based on a preliminary estimate provided by Bates White, GST estimates that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost reorganized GST approximately $70 million. Under the initial proposed plan, all non-asbestos claimants would be paid the full value of their claims.
On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure. The estimation trial commenced on July 22, 2013 and concluded on August 22, 2013.
On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. Judge Hodges adopted GST's "legal liability" approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives' approach, which focused solely on GST's historical settlement history. The judge's liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will add to the amount.
In his opinion, Judge Hodges wrote, "The best evidence of Garlock's aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products."
The decision validates the positions that GST has been asserting for the more than three years it has been in this process. Following are several important findings in the opinion:
•Garlock's products resulted in a relatively low exposure to asbestos to a limited population, and its legal responsibility for causing mesothelioma is relatively de minimis.
•Chrysotile, the asbestos fiber type used in almost all of Garlock's asbestos products, is far less toxic than other forms of asbestos. The court found reliable and persuasive Garlock's expert epidemiologist, who testified that there is no statistically significant association between low dose chrysotile exposure and mesothelioma.
•The population that was exposed to Garlock's products was necessarily exposed to far greater quantities of higher potency asbestos from the products of others.
•The estimates of Garlock's aggregate liability that are based on its historic settlement values are not reliable because those values are infected with the impropriety of some law firms and inflated by the cost of defense.
GST plans to incorporate the court's ruling into a revised plan of reorganization that it will submit in place of the plan referenced above. GST has not yet determined the amount that it will propose be included in its revised plan, as it continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
There are many potential hurdles, including appeals, that may arise prior to plan confirmation.

Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net sales	$59.0	$63.8
Cost of sales	35.9	39.8
Gross profit	23.1	24.0
Operating expenses:
Selling, general and administrative	10.9	10.8
Asbestos-related	0.3	0.6
Other	0.5	0.2
Total operating expenses	11.7	11.6
Operating income	11.4	12.4
Interest income, net	7.6	7.2
Income before reorganization expenses and income taxes	19.0	19.6
Reorganization expenses	(2.9)	(10.4)
Income before income taxes	16.1	9.2
Income tax expense	(5.6)	(2.8)
Net income	$10.5	$6.4
Comprehensive income	$10.5	$7.0
GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2014 and 2013
(in millions)

	2014	2013
Net cash provided by operating activities	$6.1	$6.5
Investing activities
Purchases of property, plant and equipment	(1.6)	(1.5)
Net payments on loans to affiliates	(0.7)	(7.4)
Other	(0.3)	(0.3)
Net cash used in investing activities	(2.6)	(9.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	3.4	(3.0)
Cash and cash equivalents at beginning of period	42.8	43.6
Cash and cash equivalents at end of period	$46.2	$40.6

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	March 31, 2014	December 31, 2013
Assets:
Current assets	$309.8	$314.4
Asbestos insurance receivable	101.1	101.1
Deferred income taxes	128.8	130.4
Notes receivable from affiliate	259.3	248.1
Other assets	75.9	76.2
Total assets	$874.9	$870.2
Liabilities and Shareholder’s Equity:
Current liabilities	$31.8	$43.9
Other liabilities	64.6	58.1
Liabilities subject to compromise (A)	468.4	468.4
Total liabilities	564.8	570.4
Shareholder’s equity	310.1	299.8
Total liabilities and shareholder’s equity	$874.9	$870.2

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $466.8 million as of March 31, 2014. The estimate indicated for those asbestos-related claims reflects the point in a wide range of possible outcomes determined based on historical facts and circumstances prior to the Petition Date as our estimate of the cost to resolve asbestos-related personal injury cases and claims against GST as they would have been resolved in the state courts or by settlements over a ten-year period from April 1, 2010 through March 31, 2020. GST adjusts this estimate to reflect payments of previously accrued but unpaid legal fees and to reflect the results of appeals. Otherwise, GST does not expect to adjust the estimate unless developments in the Chapter 11 proceeding provide a reasonable basis for a revised estimate. GST intends to use the claims resolution process in Chapter 11 to determine the validity and ultimate amount of its aggregate liability for asbestos-related claims. Due to the uncertainties of asbestos-related litigation and the Chapter 11 process, GST’s ultimate liability could differ materially from the recorded liability. See Note 16, “Commitments and Contingencies – Asbestos.”

16.	Commitments and Contingencies
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2014 and December 31, 2013, we had accrued liabilities of $15.6 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Except as described below, we believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period and revision, including the adoption of a less extensive remedy, in light of comments that may be received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. At this time, we cannot estimate a reasonably possible range of loss related to the remediation of the Lower Passaic River Study Area because the ultimate remedial approach has not been determined and the parties that will participate in funding the remediation and their respective allocations are not yet known. In addition, except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
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
In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995 and 2005. A third and final actuarial report will be required in 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. We own a guaranteed investment contract with a current value of $2.9 million, which is being held in a special account in case of a shortfall in the Benefits Trust.
We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental,” above. We are investigating these matters and are unable to estimate a reasonably possible range of loss related to these contingent liabilities.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$3.8	$4.1
Charges (credits) to expense	(0.3)	0.8
Settlements made (primarily payments)	(0.3)	(0.9)
Balance at end of period	$3.2	$4.0
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
Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. See Note 15 for additional information about this process and its impact on us.
During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date, and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.
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
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them did not establish exposure to GST products or have claims that are otherwise deficient.

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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At March 31, 2014, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At March 31, 2014 we had $121.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $74.0 million since the Petition Date. Of the $121.1 million of available insurance coverage remaining, we consider $120.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $121.1 million, $85.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $86.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $121.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $121.1 million is in addition to the $20.8 million collected in 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at March 31, 2014 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.
In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST proposed to resolve all pending and future claims. GST estimated that the amounts to be paid into the trust created by the plan for payments to future claimants, plus the indemnity costs incurred under the plan to pay present claimants, would be approximately $270 million. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST.
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
As stated previously, GST intends to incorporate the judge's recent decision estimating GST's liability for mesothelioma into a revised plan of reorganization that it will submit in place of its initial proposed plan. GST has not yet determined the amount that it will propose be included in the revised plan. We cannot predict when a plan of reorganization for GST might be approved and effective nor can we predict the amount of funding that a confirmed plan will require. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and concluded on August 22, 2013. On January 10, 2014, the Bankruptcy Court entered an order estimating GST's liability for present and future mesothelioma claims at $125 million, consistent with the positions that GST put forth at trial. The Court's estimate is for mesothelioma claims only. Additional amounts may be necessary to resolve other disease claims and trust administration costs. The estimation decision did not end the case; there are many potential hurdles, including appeals, that may arise prior to plan confirmation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” at the Company’s annual report on Form 10-K for the year ended December 31, 2013, which include:

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
Overview and Outlook
Overview. We are a leader in the design, development, manufacture and marketing of proprietary engineered industrial products. We have 63 primary manufacturing facilities located in 13 countries, including the United States.
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment.
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
Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. Effective the first quarter of 2014, we changed the name of what had previously been called the Engine Products and Services segment to the Power Systems segment to more accurately reflect that the segment's products are the principal components of systems that generate electrical power and other types of energy. There was no change to the composition of this segment and there is no impact on the sales, segment profit, assets or cash flows of the previously reported segment.
The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 15 to our Consolidated Financial Statements.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2014 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

In March 2014, we acquired the remaining interest of the Stemco Crewson LLC joint venture. We now own all of the ownership interests in Stemco Crewson LLC. The joint venture was formed in 2009 with joint venture partner Tramec, LLC to expand our brake product offering to include automatic brake adjusters. The purchase of the remaining interest in the joint venture will allow us to accelerate investment in new product development and commercial strategies focused on market share growth for these products.
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a manufacturer and seller of gaskets and industrial sealing products by acquiring certain assets and assuming certain liabilities of the business. This acquisition adds an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
Both of the acquired businesses are included in our Sealing Products segment. The total purchase price of these acquisitions was $5.6 million, of which $1.9 million was paid in March 2014, net of cash acquired, with the remainder to be paid in several installments later in 2014 and subsequent to 2014.
Outlook
Our first quarter results benefited from continued improvement in European automotive and industrial markets. In North America, markets improved in March as the demand increased after an uncommonly cold January and February. Based on recent economic forecasts and our expectations for a seasonal uptick in the second quarter, we are optimistic that the improvement we saw in March will continue through the second quarter. Compared to the second quarter of 2013, profit margins should benefit from higher volumes and efficiency improvements but our product mix is likely to reflect higher sales to original equipment markets, where our profit margins tend to be lower. Segment profits in the second quarter are likely to be in line with those reported in the second quarter of 2013.

Longer term, we expect moderate improvements in market conditions. In North America, we believe modest levels of growth are likely in most of our markets during 2014. In Europe, we anticipate improved economic conditions will produce low but stable rates of growth compared to last year. We continue to seek growth within the markets we serve and invest in product development and people to capitalize on opportunities.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our annual effective tax rate for 2014 will be between 31% and 35%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate is higher than prior results primarily due to the expiration of certain US federal tax provisions that have not been renewed for 2014. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries is taxed in the US as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $20.4 million to our U.S. defined benefit pension plans in 2014, of which $5.1 million was contributed during the first three months of 2014. Additional significant contributions are likely to be required in 2015 and beyond. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2014 will be $3.6 million, which would be $6.9 million less than in 2013. The expected decrease in pension expense is primarily due to a higher discount rate used in the actuarial computations, contributions made during 2013 and expected in 2014, and the strong performance of the pension assets.
In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2014. However, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.
We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Three Months Ended March 31,
	2014	2013
	(in millions)
Sales
Sealing Products	$155.0	$146.6
Engineered Products	91.8	91.8
Power Systems	41.1	49.4
	287.9	287.8
Intersegment sales	(0.7)	(0.9)
Total sales	$287.2	$286.9
Segment Profit
Sealing Products	$17.1	$21.3
Engineered Products	8.7	5.8
Power Systems	3.3	4.8
Total segment profit	29.1	31.9
Corporate expenses	(10.1)	(9.1)
Interest expense, net	(10.9)	(11.0)
Other expense, net	(5.8)	(2.1)
Income before income taxes	$2.3	$9.7
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
First Quarter of 2014 Compared to the First Quarter of 2013
Sales of $287.2 million in the first quarter of 2014 increased 0.1% from $286.9 million in the first quarter of 2013. The following table summarizes the impact of acquisitions, foreign currency, and engine revenues, by segment:

Sales	Percent Change 1st Quarter 2014 vs. 1st Quarter 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	0.1%	0.9%	(0.4)%	(0.5)%	0.1%
Sealing Products	0.2%	1.0%	n/a	4.5%	5.7%
Engineered Products	—%	1.3%	n/a	(1.3)%	—%
Power Systems	—%	—%	(2.4)%	(14.4)%	(16.8)%
Following are the key points regarding changes in sales for the first quarter of 2014 compared to the same period in 2013:

•	The acquisitions in the first quarter of 2014 included in the Sealing Products segment

•	Favorable foreign currency exchange rate fluctuations in the first quarter of 2014 as compared to the same period in 2013

•	Lower revenues in the Power Systems segment, which is discussed further in the following discussion of segment results
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first quarter of 2014 increased $1.0 million as compared to the same period in 2013. The increase was primarily driven by an increase in purchased services ($1.2 million), legal fees ($0.5 million), travel ($0.3 million), and director's fees ($0.3 million), partially offset by lower employee incentive compensation ($1.4 million) due to lower performance of open incentive plans.
Net interest expense in the first quarter of 2014 decreased $0.1 million as compared to the same period of 2013, primarily due to lower borrowings against the senior secured revolving credit facility partially offset by an increase in the note payable to GST because of capitalized PIK interest. In addition, interest expense decreased due to a reduction in the aggregate principal of convertible debentures outstanding following the privately negotiated exchange transactions completed in March 2014.
Other expense, net in the first quarter of 2014 increased $3.7 million as compared to the same period of 2013, primarily due to $3.6 million loss on exchange of debt.
We recorded income tax expense of $1.0 million on pre-tax income from continuing operations of $2.3 million in the first quarter of 2014, resulting in an effective tax rate for the quarter of 45.7%. Our effective tax rate generally fluctuates based on the portion of our profits earned within and outside the U.S. versus lower rate foreign jurisdictions. During the first quarter of 2013, our effective tax rate was 11.4% as we recorded an income tax expense of $1.1 million on pre-tax income of $9.7 million. The effective tax rate the first quarter of 2013 reflected a discrete benefit related to the January 2013 passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions. As a result, the entire 2012 benefit of these expired provisions was recorded in January 2013. The effective tax rate in the first quarter of 2014 is higher than our normal effective annual rate because many of those same provisions expired again at the end of 2013.
Net income was $1.3 million, or $0.05 per share, in the first quarter of 2014 compared to net income of $8.6 million, or $0.39 per share, in the same quarter of 2013. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $155.0 million in the first quarter of 2014 reflect a 6% increase compared to the $146.6 million reported in the same quarter of 2013. Excluding the benefit of acquisitions ($0.4 million) and favorable foreign exchange ($1.4 million), sales were up 4% or $6.6 million. Higher demand in the semiconductor markets ($3.5 million), aerospace markets ($1.3 million), nuclear markets ($0.8 million) and North American heavy-duty truck markets ($2.7 million) and selected price increases at the consolidated Garlock operations and Stemco ($0.7 million) more than offset lower volumes at the consolidated Garlock operations ($1.6 million) and net price decreases at Technetics ($0.5 million).
Segment profit of $17.1 million in the first quarter of 2014 was a decrease of 20% from $21.3 million reported in the first quarter of 2013. Excluding the effects of acquisitions and foreign exchange, profit was down $4.4 million or 21%. The decrease in segment profit was primarily due to lower volumes at the consolidated Garlock operations ($1.5 million), the release of an acquisition earnout provision in the prior year at Technetics ($1.5 million), increased manufacturing costs ($0.9 million), increased R&D spend across the segment ($0.8 million), severance costs ($0.7 million), and increased headcount at Technetics and Garlock ($0.6 million), partially offset by increased volumes at Technetics and Stemco ($2.2 million). Including acquisition and foreign exchange effects, operating margins for the segment declined from 14.5% in 2013 to 11.0% in 2014.
Engineered Products. Sales in the first quarter of 2014 were flat at $91.8 million compared to the first quarter of 2013. Excluding the favorable foreign exchange ($1.2 million), sales were down 1% or $1.2 million due to lower demand in CPI's North American markets ($3.8 million) and GGB's Brazilian markets ($0.6 million) partially offset by higher demand in European markets ($1.4 million) and Asian markets ($0.7 million) and price increases across the segment ($1.1 million).
Segment profit in the first quarter of 2014 was $8.7 million compared to $5.8 million in the same quarter last year. Excluding the effect of foreign exchange, profit was up $2.3 million or 41%. Higher volumes at GGB ($0.5 million), price increases across the segment ($1.1 million), manufacturing efficiencies across the segment ($1.9 million) and lower restructuring costs at CPI ($0.9 million) were partially offset by lower volumes at CPI ($2.3 million). Operating margins for the segment were 9.5%, which increased from the 6.3% reported in the comparable quarter last year.
Power Systems. Sales of $41.1 million in the first quarter of 2014 decreased 17% from the $49.4 million reported in the first quarter of 2013. The decrease in sales was due to lower environmental upgrades ($4.1 million), lower parts and service revenue because of sequestration ($3.1 million), and lower POC engine revenue ($1.1 million).
The segment reported a profit of $3.3 million in the first quarter of 2014 compared to $4.8 million in the first quarter of 2013. The quarter-over-quarter decline in segment profit was primarily due to volume decreases and a less attractive product mix as parts and service sales declined. Operating margins for the segment decreased from 9.7% in 2013 to 8.0% in 2014.

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
As of March 31, 2014, we held no cash or cash equivalents in the United States and $59.8 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations. If, in the future, undistributed earnings are repatriated to the U.S., we would consider and pursue appropriate alternatives to reduce the tax liability.
Cash Flows
Operating activities used cash in the amount of $25.0 million in the first three months of 2014 compared to $17.8 million in the same period last year. The increase in cash used was due to lower segment earnings of approximately $3 million, higher working capital requirements of approximately $7 million in 2014 as compared to 2013, and higher income taxes paid of approximately $8 million, partially offset by approximately $3 million received from insurance proceeds in 2014 and approximately $6 million of payments related to incentive compensation plans in 2013. The higher working capital requirements, primarily inventories, resulted from increased business activity in March 2014 compared to the same period in 2013.
Investing activities used $11.3 million of cash during the first three months of 2014, primarily to fund capital expenditures and enterprise resource and planning system implementations. Investing activities used $15.4 million of cash in the first three months of 2013, primarily to fund capital expenditures and enterprise resource and planning system implementations.
Financing activities provided $31.8 million in cash in the first three months of 2014, primarily from net proceeds on borrowings of $35.8 million. Financing activities in the first three months of 2013 provided cash of $30.2 million, primarily consisting of net proceeds on borrowings of $28.2 million.
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
The borrowing availability at March 31, 2014, under our senior secured revolving credit facility was $78.8 million after giving consideration to $4.8 million of letters of credit outstanding and $43.4 million of revolver borrowings.
Convertible Debentures. In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2014. The Convertible Debentures will be convertible until June 30, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of March 31, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share.
In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations. There was also a $0.8 million additional tax benefit recorded directly to equity. The transactions reduce the aggregate principal amount of the Convertible Debentures outstanding to approximately $116.4 million. The exchange transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.
For a discussion of the potential liquidity issues and risks we could face in the event some or all of the debentures are converted, see Part I, Item 1A, “Risk Factors” “We may not have sufficient cash to fund amounts payable upon a conversion of our convertible debentures or to repurchase the debentures at the option of the holder upon a change of control” in our annual report on Form 10-K for the year ended December 31, 2013.
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
The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2014, this amount was $60.4 million. This receivable is expected to be collected at a future date.
We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries’, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 15 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “- Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2013, for a complete list of our critical accounting policies and estimates.
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
As of March 31, 2014 and December 31, 2013, we had accrued liabilities of $15.6 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period and revision, including the adoption of a less extensive remedy, in light of comments that may be received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. At this time, we cannot estimate a reasonably possible range of loss related to the remediation of the Lower Passaic River Study Area because the ultimate remedial approach has not been determined and the parties that will participate in funding the remediation and their respective allocations are not yet known. In addition, except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. Based on a preliminary estimate provided by Bates White, GST estimated that the indemnity costs to resolve all present claims pursuant to the settlement matrix in the plan would cost reorganized GST approximately $70 million. Under the initial proposed plan, all non-asbestos claimants would be paid the full value of their claims.
On April 13, 2012, the Bankruptcy Court granted a motion by GST for the Bankruptcy Court to estimate the allowed amount of present and future asbestos claims against GST for mesothelioma, a rare cancer attributed to asbestos exposure, for purposes of determining the feasibility of a proposed plan of reorganization. The estimation trial began on July 22, 2013 and concluded on August 22, 2013.
On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. Judge Hodges adopted GST's "legal liability" approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives' approach, which focused solely on GST's historical settlement history. The judge's liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will add to the amount.
In his opinion, Judge Hodges wrote, "The best evidence of Garlock's aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products."
The decision validates the positions that GST has been asserting for the more than three years it has been in this process. Following are several important findings in the opinion:
•Garlock's products resulted in a relatively low exposure to asbestos to a limited population, and its legal responsibility for causing mesothelioma is relatively de minimis.
•Chrysotile, the asbestos fiber type used in almost all of Garlock's asbestos products, is far less toxic than other forms of asbestos. The court found reliable and persuasive Garlock's expert epidemiologist, who testified that there is no statistically significant association between low dose chrysotile exposure and mesothelioma.
•The population that was exposed to Garlock's products was necessarily exposed to far greater quantities of higher potency asbestos from the products of others.

•The estimates of Garlock's aggregate liability that are based on its historic settlement values are not reliable because those values are infected with the impropriety of some law firms and inflated by the cost of defense.
GST plans to incorporate the court's ruling into a revised plan of reorganization that it will submit in place of the plan referenced above. GST has not yet determined the amount that it will propose be included in its revised plan, as it continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
There are many potential hurdles, including appeals, that may arise prior to plan confirmation. We caution that the GST asbestos claims resolution process remains uncertain and could take an undetermined time to complete.
During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives' motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial scheduled for 2013. We believe there is no reason for the claimant representatives to re-file the motion because the judge's estimation decision leaves no doubt that GST is capable of fully funding any plan of reorganization in the case.
From time to time during the case we have engaged in settlement discussions with asbestos claimant representatives and we anticipate that we will continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur.
From the Petition Date through March 31, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $104.9 million. The total includes $53.6 million for fees and expenses of GST’s counsel and experts; $41.2 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $10.1 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $2.9 million of those case-related fees and expenses in the first three months of 2014, compared to $10.4 million in the first three months of 2013. While GST believes the fees and expenses in its Chapter 11 case continue to be higher than warranted, it attributes the significant decline in case-related costs, and thus the favorable comparison to 2013, to the non-recurrence of the substantial fees and expenses of lawyers and experts incurred in connection with preparation for the estimation trial held in the summer of 2013.
See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 15 and 16 to our Consolidated Financial Statements.
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
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, the numbers of new claims filed against our subsidiaries and, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date, and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of claims pending against them have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.
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
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them did not establish exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At March 31, 2014, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
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
Insurance Coverage. At March 31, 2014, we had $121.1 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $74.0 million since the Petition Date. Of the $121.1 million of available insurance coverage remaining, we consider $120.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. We consider $1.1 million (1%) to be of moderate quality because the insurance policies are written with various London market carriers. Of the $121.1 million, $85.1 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $86.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $121.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $121.1 million is in addition to the $20.8 million collected in the first three months of 2013. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $39.1 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

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
Neither we nor GST has endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. After those necessary updates, the liability accrual at March 31, 2014 was $466.8 million. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor and its creditors, including asbestos claimants and a representative of potential future claimants. GST does not believe that there is a reliable process by which an estimate of such a consensual resolution can be made and therefore believes that, prior to the resolution of liability in GST's Chapter 11 proceeding, there is no basis upon which it can revise the estimate last updated prior to the Petition Date. In addition, we do not believe that we can make a reasonable estimate of a specific range of more likely outcomes with respect to the asbestos liability of GST, and therefore, while we believe it to be an unlikely worst case scenario, GST’s ultimate costs to resolve all asbestos claims against it could range up to the total value of GST.
In a proposed plan of reorganization filed by GST and opposed by claimant representatives, GST proposed to resolve all pending and future claims. GST estimated that the amounts to be paid into the trust created by the plan for payments to future claimants, plus the indemnity costs incurred under the plan to pay present claimants, would be approximately $270 million. Claimant representatives, on the other hand, have asserted that GST’s liability exceeds the value of GST. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial condition and Results of Operations.
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
As stated previously, GST intends to incorporate the judge's recent decision estimating GST's liability for mesothelioma into a revised plan of reorganization that it will submit in place of its initial proposed plan. GST has not yet determined the amount that it will propose be included in the revised plan. We cannot predict when a plan of reorganization for GST might be approved and effective nor can we predict the amount of funding that a confirmed plan will require. An estimation trial for the purpose of determining the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013, and concluded on August 22, 2013. On January 10, 2014, the Bankruptcy Court entered an order estimating GST's liability for present and future mesothelioma claims at $125 million, consistent with the positions that GST put forth at trial. The Court's estimate is for mesothelioma claims only. Additional amounts may be necessary to resolve other disease claims and trust administration costs. The estimation decision did not end the case; there are many potential hurdles, including appeals, that may arise prior to plan confirmation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2013, and the following section.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.4 million and $51.1 million at March 31, 2014 and December 31, 2013, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of environmental, asbestos and other legal matters is included in Note 16 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of the Company’s subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 8 and Note 15 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	—		—		—	—
February 1 – February 28, 2014	—		—		—	—
March 1 – March 31, 2014	442	(1)	$72.19	(1)	—	—
Total	442	(1)	$72.19	(1)	—	—

(1)
In March 2014, a total of 442 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $72.19 per share, the average of the high and low trading price of our common stock on March 31, 2014. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of May, 2014.

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

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Management Continuity Agreement dated as of February 10, 2014 between EnPro Industries, Inc. and Todd L. Anderson

10.2*	Management Continuity Agreement dated as of February 10, 2014 between EnPro Industries, Inc. and Susan E. Sweeney

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith