Form 10-Q
period 2014-06-30
ENPRO INDUSTRIES, INC
filed 2014-08-06
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
As of August 1, 2014, there were 23,986,395 shares of common stock of the registrant outstanding. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2014 and 2013
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$313.1	$305.8	$600.3	$592.7
Cost of sales	205.0	196.6	395.7	389.3
Gross profit	108.1	109.2	204.6	203.4
Operating expenses:
Selling, general and administrative	83.5	75.6	162.4	148.2
Other	0.5	2.8	0.7	3.7
Total operating expenses	84.0	78.4	163.1	151.9
Operating income	24.1	30.8	41.5	51.5
Interest expense	(10.4)	(11.3)	(21.5)	(22.4)
Interest income	0.3	0.3	0.5	0.4
Other expense	(2.5)	(6.3)	(6.7)	(6.3)
Income before income taxes	11.5	13.5	13.8	23.2
Income tax expense	(3.2)	(5.5)	(4.2)	(6.6)
Net income	$8.3	$8.0	$9.6	$16.6
Comprehensive income	$10.3	$10.7	$10.6	$11.7

Basic earnings per share	$0.36	$0.39	$0.43	$0.80
Diluted earnings per share	$0.32	$0.35	$0.38	$0.74

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2014 and 2013
(in millions)

	2014	2013
OPERATING ACTIVITIES
Net income	$9.6	$16.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	14.9	14.8
Amortization	14.0	13.6
Accretion of debt discount	3.2	3.7
Loss on exchange of debt	6.0	—
Deferred income taxes	(13.3)	(6.0)
Stock-based compensation	4.9	(2.5)
Excess tax benefits from stock-based compensation	(0.6)	(2.0)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(40.5)	(22.9)
Inventories	(13.3)	(4.0)
Accounts payable	6.0	3.6
Other current assets and liabilities	(0.6)	(4.6)
Other non-current assets and liabilities	(4.1)	(4.8)
Net cash provided by (used in) operating activities	(13.8)	5.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14.2)	(17.0)
Payments for capitalized internal-use software	(4.8)	(3.3)
Acquisitions, net of cash acquired	(4.3)	(2.0)
Other	0.1	0.2
Net cash used in investing activities	(23.2)	(22.1)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	—	8.7
Proceeds from debt	128.0	103.5
Repayments of debt	(87.0)	(91.2)
Other	(4.6)	2.0
Net cash provided by financing activities	36.4	23.0
Effect of exchange rate changes on cash and cash equivalents	1.1	(2.1)
Net increase in cash and cash equivalents	0.5	4.3
Cash and cash equivalents at beginning of period	64.4	53.9
Cash and cash equivalents at end of period	$64.9	$58.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21.1	$20.6
Income taxes, net	$17.5	$12.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$64.9	$64.4
Accounts receivable, net	235.1	193.1
Inventories	164.5	149.1
Prepaid expenses and other current assets	59.4	50.1
Total current assets	523.9	456.7
Property, plant and equipment, net	185.6	187.5
Goodwill	220.7	220.2
Other intangible assets	192.9	200.1
Investment in GST	236.9	236.9
Other assets	106.2	96.9
Total assets	$1,466.2	$1,398.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$22.8	$22.0
Notes payable to GST	11.7	11.2
Current maturities of long-term debt	69.7	156.6
Accounts payable	93.5	86.8
Accrued expenses	135.9	140.8
Total current liabilities	333.6	417.4
Long-term debt	49.5	8.5
Notes payable to GST	259.3	248.1
Pension liability	37.3	47.4
Other liabilities	64.6	63.5
Total liabilities	744.3	784.9
Commitments and contingencies
Temporary equity	5.1	15.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 24,175,744 shares in 2014 and 21,153,389 shares in 2013	0.2	0.2
Additional paid-in capital	519.6	410.9
Retained earnings	182.9	173.3
Accumulated other comprehensive income	15.4	14.4
Common stock held in treasury, at cost – 201,308 shares in 2014 and 202,269 shares in 2013	(1.3)	(1.3)
Total shareholders’ equity	716.8	597.5
Total liabilities and equity	$1,466.2	$1,398.3

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services.
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
We have revised our December 31, 2013 Consolidated Balance Sheet to correct the classification of deferred tax assets and liabilities and conform to the current period presentation. The impact on the previously issued Consolidated Balance Sheet as of December 31, 2013 is an increase to prepaid expenses and other current assets of $9.1 million, a decrease to other assets of $3.5 million, a decrease to accrued expenses of $0.1 million and an increase to other liabilities of $5.7 million. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. The adjustments had no impact on the Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Cash Flows or Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2013.
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
Recently Issued Authoritative Accounting Guidance
In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on our consolidated financial statements.

In April 2014, accounting guidance was amended to change the requirements for reporting discontinued operations and require additional disclosures about those operations. To qualify as a discontinued operation the guidance requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on our consolidated financial statements, but will impact the reporting of any future dispositions.

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
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products, by acquiring certain assets and assuming certain liabilities of the business. This acquisition adds an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
Both of the acquired businesses are included in our Sealing Products segment. We paid $4.3 million in 2014, net of cash acquired, for these businesses. Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$8.3	$8.0	$9.6	$16.6
Denominator:
Weighted-average shares – basic	22.9	20.7	22.1	20.7
Share-based awards	0.1	0.2	0.1	0.2
Convertible debentures and related warrants	3.0	1.6	3.4	1.5
Weighted-average shares – diluted	26.0	22.5	25.6	22.4
Earnings per share:
Basic	$0.36	$0.39	$0.43	$0.80
Diluted	$0.32	$0.35	$0.38	$0.74
As discussed further in Note 9, we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price of $33.79 per share. As discussed further in Note 9, we exchanged a portion of our outstanding Convertible Debentures for shares of EnPro common stock in March 2014 and June 2014.
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

4.	Inventories

	June 30, 2014	December 31, 2013
	(in millions)
Finished products	$105.5	$84.3
Work in process	23.7	36.0
Raw materials and supplies	49.3	42.8
	178.5	163.1
Reserve to reduce certain inventories to LIFO basis	(14.0)	(14.0)
Total inventories	$164.5	$149.1
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

5.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$174.6	$141.1
Cumulative billings on uncompleted POC contracts	168.8	146.6
	$5.8	$(5.5)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2014	December 31, 2013
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$14.0	$4.3
Accrued expenses (POC billings where revenue has not yet been earned)	(8.2)	(9.8)
	$5.8	$(5.5)

At June 30, 2014 and December 31, 2013, deposits and progress payments for long lead time components accounted for under the POC method totaled $4.5 million and $4.5 million, respectively, and are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Incurred costs relating to long-term contracts	$19.1	$14.2
Progress payments related to long-term contracts	(34.0)	(25.6)
Net balance associated with completed-contract inventories	$(14.9)	$(11.4)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method. In addition to inventoried costs, we also incur costs associated with deposits and progress payments to our vendors for long lead time manufactured components associated with engine projects that are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $6.4 million and $6.1 million, respectively.
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
At June 30, 2014 and December 31, 2013, progress payments related to long-term contracts were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2014, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Gross goodwill as of December 31, 2013	$181.5	$168.1	$7.1	$356.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2013	153.7	59.4	7.1	220.2
Change due to foreign currency translation	—	0.5	—	0.5
Gross goodwill as of June 30, 2014	181.5	168.6	7.1	357.2
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of June 30, 2014	$153.7	$59.9	$7.1	$220.7
Identifiable intangible assets are as follows:

	As of June 30, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$193.5	$92.9	$191.2	$85.0
Existing technology	54.0	21.2	53.9	18.8
Trademarks	36.0	17.6	33.7	16.9
Other	23.4	19.0	23.4	17.9
	306.9	150.7	302.2	138.6
Indefinite-Lived:
Trademarks	36.7	—	36.5	—
Total	$343.6	$150.7	$338.7	$138.6
Amortization expense for the quarters ended June 30, 2014 and 2013, was $6.0 million and $6.1 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013, was $11.8 million and $12.3 million, respectively.

7.	Accrued Expenses

	June 30, 2014	December 31, 2013
	(in millions)
Salaries, wages and employee benefits	$41.6	$45.3
Interest	15.5	30.0
Customer advances	24.4	23.7
Income and other taxes	21.3	10.7
Other	33.1	31.1
	$135.9	$140.8

8.	Related Party Transactions
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
On June 5, 2010 (the "Petition Date"), GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 15, required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of June 30, 2014 and December 31, 2013, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $22.8 million and $22.0 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended June 30,		Six Months Ended June 30,
Description		2014	2013	2014	2013
		(in millions)
Sales to GST	Net sales	$8.9	$6.3	$15.8	$12.4
Purchases from GST	Cost of sales	$6.0	$6.6	$12.2	$13.9
Interest expense to GST	Interest expense	$7.6	$7.2	$15.1	$14.4

Description	Consolidated Balance Sheets Caption	June 30, 2014	December 31, 2013
		(in millions)
Due from GST	Accounts receivable, net	$12.1	$18.3
Income tax receivable from GST	Other assets	$66.6	$46.9
Due to GST	Accounts payable	$6.9	$6.7
Accrued interest to GST	Accrued expenses	$14.8	$28.5
Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $3.2 million as of December 31, 2013. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST. There were none outstanding at June 30, 2014.

9.	Long-Term Debt
Convertible Debentures
In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures that remain outstanding bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances. As of July 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2014. The Convertible Debentures will be convertible until September 30, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the outstanding principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statements of Operations. There was also a $0.8 million additional tax benefit recorded directly to equity.
In June 2014, we entered into an additional privately negotiated transaction with certain holders of approximately $41.6 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.3 million shares of EnPro’s common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $2.4 million pre-tax loss on the exchange ($1.5 million net of tax) which is included in other (non-operating)

expense in the accompanying Consolidated Statements of Operations. In addition, there was a $0.6 million tax benefit recorded directly to equity.
The exchange transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $74.8 million. The exchange transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.
The debt discount, $5.1 million as of June 30, 2014, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended June 30, 2014 and 2013 includes $1.2 million and $1.7 million, respectively, of contractual interest coupon and $1.4 million and $1.9 million, respectively, of debt discount amortization. Interest expense related to the Convertible Debentures for the six months ended June 30, 2014 and 2013 includes $2.8 million and $3.4 million, respectively, of contractual interest coupon and $3.2 million and $3.7 million, respectively, of debt discount amortization.
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
The borrowing availability under our senior secured revolving credit facility at June 30, 2014 was $79.8 million after giving consideration to $5.7 million of letters of credit outstanding and $48.7 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2014 and 2013, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions)				(in millions)
Service cost	$0.2	$1.7	$—	$0.2	$2.2	$3.4	$0.2	$0.4
Interest cost	2.1	2.7	0.1	0.1	4.9	5.4	0.2	0.2
Expected return on plan assets	(2.7)	(3.1)	—	—	(6.9)	(6.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1	—	—
Amortization of net loss	0.7	2.2	—	—	1.4	4.4	—	—
Deconsolidation of GST	—	(0.5)	—	—	(0.2)	(1.0)	—	—
Net periodic benefit cost	$0.4	$3.1	$0.1	$0.3	$1.5	$6.1	$0.4	$0.6
In the six months ended June 30, 2014, we contributed $10.2 million to our U.S. defined benefit pension plans and anticipate additional contributions of approximately $10 million prior to December 31, 2014.

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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.4 million and $51.1 million at June 30, 2014 and December 31, 2013, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive income at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 14 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of June 30, 2014 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

12.	Business Segment Information

We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.
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

Segment operating results and other financial data for the quarters and six months ended June 30, 2014 and 2013 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Sales
Sealing Products	$175.4	$165.9	$330.4	$312.5
Engineered Products	95.5	95.1	187.3	186.9
Power Systems	43.0	45.0	84.1	94.4
	313.9	306.0	601.8	593.8
Intersegment sales	(0.8)	(0.2)	(1.5)	(1.1)
Net sales	$313.1	$305.8	$600.3	$592.7
Segment Profit
Sealing Products	$22.8	$27.7	$39.9	$49.0
Engineered Products	8.9	8.6	17.6	14.4
Power Systems	3.4	6.4	6.7	11.2
Total segment profit	35.1	42.7	64.2	74.6
Corporate expenses	(10.7)	(8.5)	(20.8)	(17.6)
Interest expense, net	(10.1)	(11.0)	(21.0)	(22.0)
Other expense, net	(2.8)	(9.7)	(8.6)	(11.8)
Income before income taxes	$11.5	$13.5	$13.8	$23.2
Segment assets are as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Sealing Products	$560.2	$534.4
Engineered Products	343.6	329.8
Power Systems	145.5	131.3
Corporate	416.9	402.8
	$1,466.2	$1,398.3

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
Time deposits	$40.0	$40.0	$—	$—
	40.0	40.0	—	—
Guaranteed investment contract	2.9	—	2.9	—
Deferred compensation assets	5.7	5.7	—	—
	$48.6	$45.7	$2.9	$—
Liabilities
Deferred compensation liabilities	$8.1	$8.1	$—	$—
	$8.1	$8.1	$—	$—

	Fair Value Measurements as of
	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.7	$21.7	$—	$—
	21.7	21.7	—	—
Guaranteed investment contract	2.8	—	2.8	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	5.3	5.3	—	—
	$30.2	$27.0	$3.2	$—
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—	$—
Foreign currency derivatives	0.4	—	0.4	—
	$8.0	$7.6	$0.4	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$119.2	$212.6	$165.1	$307.6
Notes payable to GST	$271.0	$291.5	$259.3	$277.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component (after tax) for the quarter ended June 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.2	$(27.8)	$—	$13.4
Other comprehensive income before reclassifications	1.5	—	—	1.5
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Net current-period other comprehensive income	1.5	0.5	—	2.0
Ending balance	$42.7	$(27.3)	$—	$15.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2013 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$31.9	$(62.5)	$—	$(30.6)
Other comprehensive income before reclassifications	1.3	—	—	1.3
Amounts reclassified from accumulated other comprehensive loss	—	1.4	—	1.4
Net current-period other comprehensive income	1.3	1.4	—	2.7
Ending balance	$33.2	$(61.1)	$—	$(27.9)

Changes in accumulated other comprehensive income by component (after tax) for the six months ended June 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$42.6	$(28.2)	$—	$14.4
Other comprehensive income before reclassifications	0.1	—	—	0.1
Amounts reclassified from accumulated other comprehensive income	—	0.9	—	0.9
Net current-period other comprehensive income	0.1	0.9	—	1.0
Ending balance	$42.7	$(27.3)	$—	$15.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2013 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	(8.4)	—	—	(8.4)
Amounts reclassified from accumulated other comprehensive loss	—	2.9	0.6	3.5
Net current-period other comprehensive income (loss)	(8.4)	2.9	0.6	(4.9)
Ending balance	$33.2	$(61.1)	$—	$(27.9)

Reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Statement of Operations Caption
(in millions)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of pension and other postretirement plans:
Actuarial losses	$0.7	$2.2	$1.4	$4.4	(1)
Prior service costs	0.1	0.1	0.1	0.1	(1)
Total before tax	0.8	2.3	1.5	4.5
Tax benefit	(0.3)	(0.9)	(0.6)	(1.6)	Income tax expense
Net of tax	$0.5	$1.4	$0.9	$2.9
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$1.0	Cost of sales
Tax benefit	—	—	—	(0.4)	Income tax expense
Net of tax	$—	$—	$—	$0.6

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10 – “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which typically would establish a fund to which all asbestos claims would be channeled for resolution. GST seeks an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a fund and repayment of creditors in full, or in the absence of such an agreement, an order of the Bankruptcy Court confirming such a plan.
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim, i.e., any pending claim or one that arises between the Petition Date and plan confirmation, would be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.
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

The decision validates the positions that GST has been asserting for the more than four years it has been in this process. Following are several important findings in the opinion:
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
In June 2014, the official committee representing current asbestos claimants filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. A hearing on the committee's motion has not yet been scheduled.
On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. The plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million is to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The $275 million amount is more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan.
The amended plan also provides that GST will pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court has set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST estimates its aggregate liability for settled asbestos claims to be less than $10 million.
The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support. The Bankruptcy Court has scheduled a hearing on the disclosure statement in September 2014.
In June, GST also moved the Bankruptcy Court to approve plan solicitation, voting and confirmation procedures and to set a schedule for confirmation proceedings. The motion requests that the Bankruptcy Court approve GST's proposed program for providing notice of the process to known and unknown claimants, GST's proposed rules for eligibility to cast votes on the plan, GST's proposed form of ballots that must be cast by each class of claimants, and GST's proposed schedule. The hearing on this solicitation and scheduling motion is also scheduled for September 2014.
GST asked the Bankruptcy Court to schedule the plan confirmation hearing to begin on July 15, 2015. GST anticipates that the plan will be vigorously opposed by the official committee representing current asbestos claimants.
GST continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$63.0	$64.8	$122.0	$128.6
Cost of sales	37.3	37.7	73.2	77.5
Gross profit	25.7	27.1	48.8	51.1
Operating expenses:
Selling, general and administrative	11.8	9.6	22.7	20.4
Asbestos-related	(186.3)	0.7	(186.0)	1.3
Other	—	0.2	0.5	0.4
Total operating expenses	(174.5)	10.5	(162.8)	22.1
Operating income	200.2	16.6	211.6	29.0
Interest income, net	7.7	7.3	15.3	14.5
Income before reorganization expenses and income taxes	207.9	23.9	226.9	43.5
Reorganization expenses	(5.0)	(12.4)	(7.9)	(22.8)
Income before income taxes	202.9	11.5	219.0	20.7
Income tax expense	(72.1)	(3.6)	(77.7)	(6.4)
Net income	$130.8	$7.9	$141.3	$14.3
Comprehensive income	$132.3	$3.4	$142.7	$10.4

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2014 and 2013
(in millions)

	2014	2013
Net cash provided by operating activities	$42.1	$34.4
Investing activities
Purchases of property, plant and equipment	(3.9)	(3.7)
Net payments on loans to affiliates	—	(8.7)
Purchase of held-to-maturity securities	—	(24.0)
Other	(0.4)	(1.1)
Net cash used in investing activities	(4.3)	(37.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.7)
Net increase (decrease) in cash and cash equivalents	38.4	(4.8)
Cash and cash equivalents at beginning of period	42.8	43.6
Cash and cash equivalents at end of period	$81.2	$38.8
GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	June 30, 2014	December 31, 2013
Assets:
Current assets	$350.8	$314.4
Asbestos insurance receivable	80.7	101.1
Deferred income taxes	122.7	130.4
Notes receivable from affiliate	259.3	248.1
Other assets	76.9	76.2
Total assets	$890.4	$870.2
Liabilities and Shareholder’s Equity:
Current liabilities	$95.0	$43.9
Other liabilities	70.7	58.1
Liabilities subject to compromise (A)	282.1	468.4
Total liabilities	447.8	570.4
Shareholder’s equity	442.6	299.8
Total liabilities and shareholder’s equity	$890.4	$870.2

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $280.5 million as of June 30, 2014 for asbestos related claims. The accrual consists of $275.0 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or final verdict, and (b) administrative and litigation costs; $3.1 million and $2.4 million, respectively, for claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. See Note 16, “Commitments and Contingencies – Asbestos.”

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other four sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2014 and December 31, 2013, we had accrued liabilities of $14.5 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Warranties
We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs we may incur under our warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claims data and historical experience necessitate.

Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$3.8	$4.1
Charges (credits) to expense	(0.1)	1.6
Settlements made (primarily payments)	(0.5)	(1.9)
Balance at end of period	$3.2	$3.8
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
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of asbestos claims pending against our subsidiaries have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.

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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At June 30, 2014, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012.
Insurance Coverage. At June 30, 2014 we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $21.3 million collected in the first six months of 2014. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future, including a $900,000 payment received in the quarter. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
From the Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the Petition Date.
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST believes that its ultimate payment to resolve all present and future asbestos claims against it will be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believes that its ultimate asbestos liability will be somewhere in that range between those two values and therefore believes it is appropriate to revise its estimate to the low end of the range. Accordingly, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims. As described below, the amended plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million. Therefore, in accordance with applicable accounting rules, GST recorded a liability for claims settled but not paid prior to the Petition Date at the low end of the range, which is $3.1 million. GST also accrued $2.4 million for claims resolved by verdict prior to the Petition Date that were not paid prior to the Petition Date. Therefore, the liability accrual at June 30, 2014 for present and future asbestos claims, including claims resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date, was $280.5 million.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million is to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility (which would receive $245 million)

and a litigation facility (which would receive $30 million). Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount is more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan.
The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The amount of such claims resolved by final verdict is $2.4 million. The Bankruptcy Court has set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million.
The plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants and $500,000 to fund certain plan implementation expenses and would consent to subordinate our rights to any insurance coverage described above in favor of a first priority lien securing $25 million of funding for the litigation facility. Those provisions are incorporated into the terms of the proposed plan only in the context of the specifics of that plan, which would result in the equity interests of GST being retained by the reconsolidation of GST into the Company with substantial equity above the amount of equity currently included in our consolidated financial statements, and an injunction protecting us from future GST claims.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.

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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this quarterly report on Form 10-Q, which include:

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
Overview and Outlook
Overview. We are a leader in the design, development, manufacture and marketing of proprietary engineered industrial products. We have 60 primary manufacturing facilities located in 13 countries, including the United States.
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
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tool, air treatment, refining, petrochemical and general industrial markets.
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
The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 16 to our Consolidated Financial Statements.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2014 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

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
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products, by acquiring certain assets and assuming certain liabilities of the business. This acquisition adds an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
Both of the acquired businesses are included in our Sealing Products segment. We paid $4.3 million in 2014, net of cash acquired, for these businesses.
Outlook

We expect improving conditions in most of our markets for the balance of the year. Order activity has remained robust in semiconductor, aerospace and trucking markets, and has improved in some of the process industries served by our businesses. We expect second half revenues and segment profits in the Power Systems segment to increase over the first half of 2014 and the second half of 2013, primarily as a result of higher engine revenues and stronger aftermarket sales.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our annual effective tax rate for 2014 will be between 30% and 33%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate is higher than prior results primarily due to the expiration of certain US federal tax provisions that have not been renewed for 2014. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries results in such income being taxed in the US as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant positive effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be underfunded. Based on currently available data, which is subject to change, we have estimated we will be required to contribute $15.3 million to our U.S. defined benefit pension plans in 2014, of which $10.2 million was contributed during the first six months of 2014. Additional significant contributions are likely to be required in 2015. Future contribution requirements depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions. We estimate annual pension expense for the full year of 2014 will be $2.2 million, which would be $8.3 million less than in 2013. The expected decrease in pension expense is primarily due to a higher discount rate used in the actuarial computations, contributions made during 2013 and expected in 2014, and the strong performance of the pension assets. We continue to make regular pension contributions in excess of the minimum required amounts and expect to contribute a total of $20.4 million in 2014.
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
Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Sales
Sealing Products	$175.4	$165.9	$330.4	$312.5
Engineered Products	95.5	95.1	187.3	186.9
Power Systems	43.0	45.0	84.1	94.4
	313.9	306.0	601.8	593.8
Intersegment sales	(0.8)	(0.2)	(1.5)	(1.1)
Net sales	$313.1	$305.8	$600.3	$592.7
Segment Profit
Sealing Products	$22.8	$27.7	$39.9	$49.0
Engineered Products	8.9	8.6	17.6	14.4
Power Systems	3.4	6.4	6.7	11.2
Total segment profit	35.1	42.7	64.2	74.6
Corporate expenses	(10.7)	(8.5)	(20.8)	(17.6)
Interest expense, net	(10.1)	(11.0)	(21.0)	(22.0)
Other expense, net	(2.8)	(9.7)	(8.6)	(11.8)
Income before income taxes	$11.5	$13.5	$13.8	$23.2
Segment profit is total segment sales reduced by operating expenses, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 with the exception of $0.5 million, $2.0 million, $0.6 million and $2.9 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 also includes $0.3 million, $2.6 million, $1.8 million and $4.7 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Second Quarter of 2014 Compared to the Second Quarter of 2013
Sales of $313.1 million in the second quarter of 2014 increased 2.4% from $305.8 million in the second quarter of 2013. The following table summarizes the impact of acquisitions, foreign currency, and engine sales, by segment:

Sales	Percent Change 2nd Quarter 2014 vs. 2nd Quarter 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Sales	Other	Total
EnPro Industries, Inc.	0.6%	1.2%	(1.2)%	1.8%	2.4%
Sealing Products	1.1%	1.0%	n/a	3.6%	5.7%
Engineered Products	—%	2.2%	n/a	(1.8)%	0.4%
Power Systems	—%	—%	(8.0)%	3.6%	(4.4)%
Following are the key points regarding changes in sales for the second quarter of 2014 compared to the same period in 2013:

•	Favorable foreign currency exchange rate fluctuations in the second quarter of 2014 as compared to the same period in 2013

•	The acquisitions in the first quarter of 2014 included in the Sealing Products segment

•	Increased sales in the Sealing Products segment

•	A decrease in engine sales in the Power Systems segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2014 increased $2.2 million as compared to the same period in 2013. The increase was primarily driven by an increase in employee medical costs ($0.8 million), purchased services ($0.5 million), employee incentive compensation ($0.4 million), and salaries and benefits ($0.3 million).
Interest expense, net in the second quarter of 2014 decreased $0.9 million as compared to the same period of 2013, primarily due to a reduction in the aggregate principal of convertible debentures outstanding following the privately negotiated exchange transactions completed in March 2014 and June 2014 partially offset by increased interest expense due to payment-in-kind interest being added to the note payable to GST principal balance.
Other expense, net in the second quarter of 2014 decreased $6.9 million as compared to the same period of 2013, primarily due to lower environmental reserve adjustments recorded during the quarter ($6.2 million), decreased legal and other fees as activity related to GST's asbestos liability estimation trial slowed ($1.1 million), and pension expense related to previously owned businesses ($1.0 million), partially offset by a loss on exchange of debt ($2.4 million).
We recorded income tax expense of $3.2 million on pre-tax income from continuing operations of $11.5 million in the second quarter of 2014, resulting in an effective tax rate for the quarter of 27.2%. During the second quarter of 2013, our effective tax rate was 40.8% as we recorded income tax expense of $5.5 million on pre-tax income of $13.5 million. Our effective tax rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. The effective tax rate in the current quarter decreased because more of our forecasted earnings are taxable in lower tax jurisdictions outside the U.S.
Net income was $8.3 million, or $0.32 per share, in the second quarter of 2014 compared to net income of $8.0 million, or $0.35 per share, in the same quarter of 2013. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $175.4 million in the second quarter of 2014 reflect a 5.7% increase compared to the $165.9 million reported in the same quarter of 2013. Excluding the benefit of acquisitions ($1.9 million) and favorable foreign exchange ($1.7 million), sales were up 3.6% or $6.0 million. Higher demand in the nuclear markets ($1.6 million), aerospace markets ($1.2 million), semiconductor markets ($1.1 million), and North American heavy-duty truck markets ($5.9 million) and selected price increases at the consolidated Garlock operations and Stemco ($0.9 million) more than offset lower volumes at the consolidated Garlock operations ($3.7 million) due to lower activity in oil and gas, pipeline, and infrastructure project spending.

Segment profit of $22.8 million in the second quarter of 2014 decreased 18% from $27.7 million reported in the second quarter of 2013. Excluding the effects of acquisitions and foreign exchange, profit was down $4.9 million or 18%. The decrease in segment profit was primarily due to lower volumes at the consolidated Garlock operations ($2.9 million), increased manufacturing costs across the segment ($5.1 million) due to shift in products with higher cost and increased overtime, increased headcount across the segment ($1.9 million), and higher R&D spending across the segment ($1.6 million), partially offset by increased volumes at Technetics and Stemco ($6.4 million) and selected price increases ($0.9 million). Operating margins for the segment declined from 16.7% in 2013 to 13.0% in 2014.
Engineered Products. Sales in the second quarter of 2014 were relatively flat at $95.5 million compared to the $95.1 million reported in the same quarter of 2013. Excluding the impact of favorable foreign exchange ($2.1 million), sales were down 1.8% or $1.7 million due to weakness in the North American oil and gas markets ($2.5 million) partially offset by selected price increases across the segment ($1.2 million).
Segment profit in the second quarter of 2014 was $8.9 million compared to $8.6 million in the same quarter last year. Excluding the effect of foreign exchange, profit was up $0.1 million or 1% due to selected price increases ($1.2 million) partially offset by lower volumes. Operating margins for the segment were 9.3%, which increased from the 9.0% reported in the comparable quarter last year.
Power Systems. Sales of $43.0 million in the second quarter of 2014 decreased 4% from the $45.0 million reported in the second quarter of 2013. The decrease in sales was due to lower engine sales ($3.6 million) partially offset by higher parts and service revenue ($2.7 million).
The segment reported a profit of $3.4 million in the second quarter of 2014 compared to $6.4 million in the second quarter of 2013. The quarter-over-quarter decline in segment profit was primarily due to a less favorable mix in engine programs ($1.7 million), increased R&D spend ($1.2 million), and higher manufacturing costs ($1.2 million), partially offset by a restructuring charge related to an early retirement program in 2013 ($1.9 million). Operating margins for the segment decreased from 14.2% in 2013 to 7.9% in 2014.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Sales of $600.3 million in the first six months of 2014 increased 1.3% from $592.7 million in the first six months of 2013. The following table summarizes the impact of acquisitions, foreign currency, and engine sales, by segment:

Sales	Percent Change First Six Months of 2014 vs. First Six Months of 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Sales	Other	Total
EnPro Industries, Inc.	0.3%	1.1%	(0.5)%	0.4%	1.3%
Sealing Products	0.7%	1.0%	n/a	4.0%	5.7%
Engineered Products	—%	1.7%	n/a	(1.5)%	0.2%
Power Systems	—%	—%	(3.2)%	(7.7)%	(10.9)%
The factors contributing to sales and segment profit results for the first six months of 2014 compared to the same period in 2013 were essentially the same as those affecting the comparison of the results between the second quarters of 2014 and 2013, except in the Power Systems segment, which saw lower environmental upgrades ($4.5 million) driven by the strong sales in Q1 2013. Following are the segment margins for the six months ended June 30, 2014 and 2013.

	2014	2013
Segment Totals	10.7%	12.6%
Sealing Products	12.1%	15.7%
Engineered Products	9.4%	7.7%
Power Systems	8.0%	11.9%
Corporate expenses for the first six months of 2014 were $3.2 million higher than the first six months of 2013. The increase was primarily driven by an increase in purchased services ($1.6 million), employee medical costs ($0.8 million), professional fees ($0.4 million), and director's fees ($0.4 million), partially offset by lower employee incentive compensation ($1.0 million).
Interest expense, net for the first six months of 2014 was $1.0 million lower than the first six months of 2013 for the same factors affecting the comparison of the results between the second quarters of 2014 and 2013.

Other expense, net for the first six months of 2014 was $3.2 million lower than the first six months of 2013 for the same factors affecting the comparison of the results between the second quarters of 2014 and 2013.
Income tax expense during the first six months of 2014 was $4.2 million compared to $6.6 million in the comparable period of 2013, resulting in a 2014 year-to-date effective tax rate of 30.3%. During the first six months of 2013, our effective tax rate was 28.5%. The effective tax rate the first six months of 2013 reflected a discrete benefit related to the January 2013 passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions. As a result, the entire 2012 benefit of these expired provisions was recorded in January 2013. The effective tax rate in the first six months of 2014 is higher than our normal effective annual rate because many of those same provisions expired again at the end of 2013. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.
Net income was $9.6 million, or $0.38 per share, for the first six months of 2014 compared to $16.6 million, or $0.74 per share, in the same period last year. Earnings per share are expressed on a diluted basis.
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
As of June 30, 2014, we held no cash or cash equivalents in the United States and $65 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities used cash in the amount of $13.8 million in the first six months of 2014 compared to providing cash of $5.5 million in the same period last year. The increase in cash used was due to lower segment earnings of approximately $10 million, higher working capital requirements of approximately $14 million in 2014 as compared to 2013, and higher income taxes paid of approximately $5 million, partially offset by approximately $3 million received from insurance proceeds in 2014 and approximately $8 million of payments related to incentive compensation plans in 2013. The higher working capital requirements, primarily accounts receivable and inventories, resulted from increased business activity during the quarter.
Investing activities used $23.2 million of cash during the first six months of 2014, primarily to fund capital expenditures and enterprise resource and planning system implementations. Investing activities used $22.1 million of cash in the first six months of 2013, primarily to fund capital expenditures and enterprise resource and planning system implementations.
Financing activities provided $36.4 million in cash in the first six months of 2014, primarily from net proceeds on borrowings from our revolving credit facility. Financing activities in the first six months of 2013 provided cash of $23.0 million, primarily consisting of net proceeds on borrowings from our revolving credit facility.
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

The borrowing availability at June 30, 2014, under our senior secured revolving credit facility was $79.8 million after giving consideration to $5.7 million of letters of credit outstanding and $48.7 million of revolver borrowings.
Convertible Debentures. In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures that remain outstanding bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They do not contain any financial covenants.
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of July 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2014. The Convertible Debentures will be convertible until September 30, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, with the remaining conversion value of the Convertible Debentures, if any, being paid in shares of our common stock. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of June 30, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
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
In June 2014, we entered into an additional privately negotiated transaction with certain holders of approximately $41.6 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.3 million shares of EnPro’s common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $2.4 million pre-tax loss on the exchange ($1.5 million net of tax) which is included in other (non-operating)expense in the accompanying Consolidated Statement of Operations. In addition, there was a $0.6 million tax benefit recorded directly to equity.
The exchange transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $74.8 million. The exchange transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.
Our senior secured revolving credit facility limits borrowings under the facility to fund the payment of the principal amount of the Convertible Debentures upon conversion to the extent we would fail to maintain (i) pro forma average availability of at least $20 million or (ii) pro forma average availability of at least $17.5 million and a minimum pro forma fixed charge coverage ratio. After applying these limitations, at June 30, 2014, approximately $63 million was available for borrowing under the senior secured revolving credit facility to fund the payment of cash amounts upon the conversion of Convertible Debentures. Existing cash at June 30, 2014 from sources including repayment of intercompany loans or distributions of previously taxed income would have been available as a source of liquidity to fund the additional cash payment upon conversion of the remaining Convertible Debentures. Because the Convertible Debentures have consistently traded at prices in excess of their implied conversion value, we believe that the likelihood of conversion of the Convertible Debentures prior to maturity is remote.
Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/

or sold industrial sealing products, predominately gaskets and packing, containing encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. The Company’s subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2014, this amount was $66.6 million. This receivable is expected to be collected at a future date.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other four sites. The majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
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
As of June 30, 2014 and December 31, 2013, we had accrued liabilities of $14.5 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period and revision, including the adoption of a less extensive remedy, in light of comments that may be received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. At this time, we cannot estimate a reasonably possible range of loss related to the remediation of the Lower Passaic River Study Area because the ultimate remedial approach has not been determined and the parties that will participate in funding the remediation and their respective allocations are not yet known. In addition, except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.

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
The decision validates the positions that GST has been asserting for the more than four years it has been in this process. Following are several important findings in the opinion:
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
In June 2014, the official committee representing current asbestos claimants filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. A hearing on the committee's motion has not yet been scheduled.
On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. The plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million is to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The $275 million amount is more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan.
The amended plan also provides that GST will pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court has set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST estimates its aggregate liability for settled asbestos claims to be less than $10 million.
The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support. The Bankruptcy Court has scheduled a hearing on the disclosure statement in September 2014.
In June, GST also moved the Bankruptcy Court to approve plan solicitation, voting and confirmation procedures and to set a schedule for confirmation proceedings. The motion requests that the Bankruptcy Court approve GST's proposed program for providing notice of the process to known and unknown claimants, GST's proposed rules for eligibility to cast votes on the plan, GST's proposed form of ballots that must be cast by each class of claimants, and GST's proposed schedule. The hearing on this solicitation and scheduling motion is also scheduled for September 2014.
GST asked the Bankruptcy Court to schedule the plan confirmation hearing to begin on July 15, 2015. GST anticipates that the plan will be vigorously opposed by the official committee representing current asbestos claimants.
GST continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST has stated that it continues to be willing to engage in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
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
From the Petition Date through June 30, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $109.9 million. The total includes $56.2 million for fees and expenses of GST’s counsel and experts; $43.2 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $10.5 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $7.9 million of those case-related fees and expenses in the first half of 2014 and $5.0 million in the second quarter of 2014, compared to $22.8 million and $12.4 million, respectively, in the first half and second quarter of 2013. While GST believes the fees and expenses in its Chapter 11 case continue to be higher than warranted, it attributes the significant decline in case-related costs, and thus the favorable comparison to 2013, to the non-recurrence of the substantial fees and expenses of lawyers and experts incurred in connection with preparation for the estimation trial held in the summer of 2013.
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
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of asbestos claims pending against our subsidiaries have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. We believe that GST LLC will continue to be successful in the appellate process, although there can be no assurance of success in any particular appeal. At June 30, 2014, three GST LLC appeals are pending from adverse decisions totaling $2.4 million.
GST LLC won reversals of adverse verdicts in one of two recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012.
Insurance Coverage. At June 30, 2014, we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $21.3 million collected in the first six months of 2014. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future, including a $900,000 payment received in the quarter. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
From the Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the Petition Date.
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST believes that its ultimate payment to resolve all present and future asbestos claims against it will be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believes that its ultimate asbestos liability will be somewhere in that range between those two values and therefore believes it is appropriate to revise its estimate to the low end of the range. Accordingly, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims. As described below, the amended plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million. Therefore, in accordance with applicable accounting rules, GST recorded a liability for claims settled but not paid prior to the Petition Date at the low end of the range, which is $3.1 million. GST also accrued $2.4 million for claims resolved by verdict prior to the Petition Date that were not paid prior to the Petition Date. Therefore, the liability accrual at June 30, 2014 for present and future asbestos claims, including claims resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date, was $280.5 million.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million is to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility (which would receive $245 million) and a litigation facility (which would receive $30 million). Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount is more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan.
The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The amount of such claims resolved by final verdict is $2.4 million. The Bankruptcy Court has set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million.
The plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants and $500,000 to fund certain plan implementation expenses and would consent to subordinate our rights to any insurance coverage described above in favor of a first priority lien securing $25 million of funding for the litigation facility. Those provisions are incorporated into the terms of the proposed plan only in the context of the specifics of that plan, which would result in the equity interests of GST being retained by the reconsolidation of GST into the Company with substantial equity above the amount of equity currently included in our consolidated financial statements, and an injunction protecting us from future GST claims.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.4 million and $51.1 million at June 30, 2014 and December 31, 2013, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Certain of our subsidiaries filed petitions to resolve asbestos litigation.
The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, which contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec. There is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers has been actively managed through another Coltec subsidiary, Garrison. On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court to address these claims. These subsidiaries have been deconsolidated from our financial statements since the Petition Date. The amount that will be necessary to fully and finally resolve the asbestos liabilities of these companies is uncertain. Several risks and uncertainties result from these filings that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:

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

•
the uncertainty of the number and per claim value of pending and potential future asbestos claims. On the Petition Date, according to Garrison, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those claims were not, in fact, pending mesothelioma claims. As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court and the filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. An estimation trial for the purpose of estimating the number and aggregate value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013 and concluded on August 22, 2013. GST, on the one hand, and the claimants’ representatives, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offered a merits-based approach that focused on its legal defenses to liability and took account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating the aggregate allowed amount of present and future mesothelioma claims against GST. The claimants’ representatives offered a settlement-based theory of estimation. On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is sufficient to satisfy GST's liability for present and future mesothelioma claims. The judge's liability determination is for mesothelioma claims only. The court has not yet determined GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will increase that $125 million amount. On June 4, 2014, the Official Committee of Asbestos Personal Injury Claimants (the “Current Asbestos Claimants Committee”) representing current asbestos personal injury claimants in the bankruptcy proceeding filed a motion to reopen the record of the estimation trial that resulted in Judge Hodges’ January 10, 2014 order. In its motion, the Current Asbestos Claimants Committee asked the Bankruptcy Court to permit further discovery and supplemental evidence which it alleges GST withheld in violation of the Bankruptcy Court’s discovery orders. A hearing on the Current Asbestos Claimants Committee’s motion has not yet been scheduled. Our recorded asbestos liability as of the Petition Date was $472.1 million. Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing on May 29, 2014 of its amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST believes that its ultimate payment to resolve all present and future asbestos claims against it will be no less than the amounts required under its amended proposed plan. Accordingly, GST reduced its liability accrual at June 30, 2014 to $280.5 million, which includes an estimate of $5.5 million for asbestos claims resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date. As discussed below, however, the amended proposed plan is subject to confirmation by the Bankruptcy Court and we cannot assure you that GST will be able to obtain Bankruptcy Court approval of GST’s amended proposed plan or what the final terms of any such plan, once confirmed and consummated, will be. Accordingly, until final resolution, the amount of GST’s liability for present and future asbestos claims is uncertain;

•
the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them. Agreements with certain of these insurance carriers and the terms of applicable policies define specific annual amounts to be paid or limit the amount that can be recovered in any one year, and accordingly substantial insurance payments for submitted claims have been deferred and are payable in installments through 2018, and an additional $38.7 million of other insurance payments may be payable only upon the conclusion of the bankruptcy process;

•
the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs. During the course of the proceedings before the Bankruptcy Court, the claimant representatives have asserted that affiliates of GST, including the Company and Coltec, should be held responsible for the asbestos liabilities of GST under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion; and

•
the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings. Through June 30, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $109.9 million.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Outlook,” “- Contingencies - Subsidiary Bankruptcy,” “- Contingencies - Asbestos” and Notes 15 and 16 to our unaudited consolidated financial statements included in Part I, Item 1 of this report.

We cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein or what the final terms of such plan will be at consummation, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
On May 29, 2014, GST filed an amended proposed plan of reorganization that provides $275 million in total funding for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million is to be funded by GST ($245 million) and Coltec ($30 million), through two facilities -a settlement facility (which would receive $245 million) and a litigation facility (which would receive $30 million). Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.4 million. GST estimates the range of its aggregate liability for such unpaid settled asbestos claims to be from $3.1 million to $16.4 million. The plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims (although such determination is currently the subject of the motion by the Current Asbestos Claimants Committee) to reopen the record) and to support a feasibility determination. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
The plan has not yet been confirmed by the Bankruptcy Court (and other necessary approvals have not been obtained), and there is no certainty that the Bankruptcy Court will confirm the plan (or grant other necessary preliminary approvals) or that the conditions to effectiveness of the plan will be satisfied or waived. The failure of the plan to be confirmed and/or to be consummated could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to GST and to us and may not release us from any asbestos-related liability. Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. The process of confirming the plan or an alternative plan of reorganization generally mandates that certain statutory requirements with respect to adequacy of disclosure with respect to such plan, soliciting and obtaining acceptances of such plan by each class of claimants whose claims are impaired, and fulfilling other statutory conditions must be met. GST contends that the amended plan provides for payment in full of the allowed amounts of claims in all classes, including all asbestos claims, and does not otherwise alter the rights of claimants. GST contends that, accordingly, holders of all claims, including asbestos claims, are not impaired under the amended plan and, under the Bankruptcy Code, will be deemed to have accepted the plan, and that the Bankruptcy Court can confirm the plan without the express acceptance of the plan by claimants. In the event that the Bankruptcy Court determines that claimants are impaired and therefore their express acceptance of the plan is necessary, we cannot assure you that GST will receive the requisite acceptances to confirm the plan, and even if the requisite acceptances are received, the Bankruptcy Court may not confirm the plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) such plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of such plan is not likely to be followed by a liquidation or a need for further financing reorganization, (ii) the value of distributions to non-accepting holders of claims within a particular class under such plan will not be less than the value of distributions such holders would receive under Chapter 7 liquidation, and (iv) that the settlement of asbestos-related claims therein should be approved. If an alternative reorganization and/or settlement could not be agreed upon or directed by the Bankruptcy Court or if the Bankruptcy Court revisits and increases its estimate of such liability, or its estimate is reversed or revised upon appeal, it is possible that GST would have to liquidate and that claims that would have otherwise been resolved under GST’s amended plan may be brought against us. Accordingly, we cannot assure you that GST will be able to obtain necessary Bankruptcy Court approval of the plan or that the plan will be consummated or that the terms and conditions of any reorganization plan that may ultimately be consummated will be similar to the plan. In addition, in each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for potential future claimants. In the absence of such a consensual arrangement, the GST asbestos claims resolution process remains uncertain and could take an undetermined time to complete and could materially adversely affect us in other ways.

Even if the amended proposed plan of reorganization is confirmed, we may be subject to claims that were not settled or discharged in GST’s bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.
We expect that substantially any GST asbestos-related claims that arose prior to the Petition Date and that might be asserted against us as an affiliate of GST will be resolved and settled during GST’s Chapter 11 proceedings. Pursuant to the amended proposed plan, the provisions of the plan would constitute a good-faith resolution of any such claims by asbestos claimants against GST and against us to the extent arising from GST’s products or operations, and the entry of the order confirming the plan will constitute the Bankruptcy Court’s approval of such resolution of all such claims. Circumstances in which claims and/or other obligations against us that arose prior to the Petition Date that would otherwise be settled as part of the plan may not be discharged include instances where a claimant had inadequate notice of the plan and/or the proposed treatment of asbestos claims embodied therein, or where the claim is not derivative of the liability of GST, such as where those claims are against our subsidiaries other than GST based upon allegations of exposure to asbestos contained in their products. Prior to the Petition Date, several thousands of those claims against Coltec were dismissed without payment. Several thousand others were pending on the Petition Date but were stayed by the Bankruptcy Court for the pendency of GST's bankruptcy proceeding but would not be discharged under the terms of GST LLC’s amended plan of reorganization. Coltec has never paid any indemnity dollars to resolve such a claim, but there can be no assurance that it will not be required to pay such a claim in the future.

Reductions in the U.S. Navy’s requirements for engines offered by Fairbanks Morse Engine could materially adversely affect the results of our Power Systems segment and our business with the U.S. Navy and other governmental agencies is subject to government contracting risks.
Sales of new engines for use by the U.S. Navy by our Power Systems segment, which have been a significant component of that segment’s revenues, are based on the U.S. Navy’s long-term ship-building programs. We currently anticipate that the U.S. Navy’s requirements for new engines of this type are likely to decline, which decline may be exacerbated by any curtailment in military budgets affecting the U.S. Navy’s ship-building programs. Although the Power Systems segment has expanded its activities in other markets, including the sale of diesel engine generator sets for emergency back-up power at nuclear power plants in France and the establishment of an exclusive distribution arrangement with a German engine manufacturer in the power generation industry in the U.S., any such decline in demand from the U.S. Navy could materially adversely affect the results of our Power Systems segment.
Our business with the U.S. Navy, and other governmental agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. In addition, if we or one of our divisions were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts and void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2013 we derived approximately 46% of our revenues from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition, we are subject to and must comply with all applicable export controls and economic sanctions laws and embargoes imposed by the United States and other various governments. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs and increase compliance costs, and violations of these laws or regulations may subject us to fines, penalties and other sanctions, such as loss of authorizations needed to conduct aspects of our international business or debarments from export privileges. Violations of the FCPA or export controls or sanctions laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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

Our business may be adversely affected by information technology disruptions.
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We believe that we have adopted appropriate measures to mitigate potential risks to our systems from information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and other unforeseen business interruptions.
Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to increase. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses as needed. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
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

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST;

•	an impairment of goodwill at our CPI reporting unit or other business;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long-lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2014	—		—		—	—
May 1 – May 31, 2014	—		—		—	—
June 1 – June 30, 2014	540	(1)	$72.95	(1)	—	—
Total	540	(1)	$72.95	(1)	—	—

(1)
In June 2014, a total of 540 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $72.95 per share, the average of the high and low trading price of our common stock on June 30, 2014. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of August, 2014.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and
Secretary

By:	/s/ David K. Fold
David K. Fold
Principal Accounting Officer

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

10.1
EnPro Industries, Inc. 2002 Equity Compensation Plan (2014 Amendment and Restatement) incorporated by reference to Annex B to the Proxy Statement on Schedule 14A filed on March 20, 2014 by EnPro Industries, Inc. (File No. 001-31225)

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