Form 10-Q
period 2014-09-30
ENPRO INDUSTRIES, INC
filed 2014-11-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 23,987,081 shares of common stock of the registrant outstanding, which does not include 200,022 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2014 and 2013
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$302.6	$276.0	$902.9	$868.7
Cost of sales	196.4	183.9	592.1	573.2
Gross profit	106.2	92.1	310.8	295.5
Operating expenses:
Selling, general and administrative	77.4	71.4	239.8	219.6
Other	1.2	2.4	1.9	6.1
Total operating expenses	78.6	73.8	241.7	225.7
Operating income	27.6	18.3	69.1	69.8
Interest expense	(10.8)	(11.3)	(32.3)	(33.7)
Interest income	0.3	0.2	0.8	0.6
Other expense	(4.0)	—	(10.7)	(6.3)
Income before income taxes	13.1	7.2	26.9	30.4
Income tax expense	(4.5)	(1.6)	(8.7)	(8.2)
Net income	$8.6	$5.6	$18.2	$22.2
Comprehensive income (loss)	$(3.2)	$15.8	$7.4	$27.5

Basic earnings per share	$0.36	$0.27	$0.80	$1.06
Diluted earnings per share	$0.33	$0.23	$0.71	$0.96

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2014 and 2013
(in millions)

	2014	2013
OPERATING ACTIVITIES
Net income	$18.2	$22.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22.2	22.3
Amortization	20.8	20.4
Accretion of debt discount	3.9	5.6
Loss on exchange of debt	10.0	—
Deferred income taxes	(22.4)	(5.8)
Stock-based compensation	7.8	(1.2)
Other non-cash adjustments	0.9	(2.0)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(27.2)	(15.3)
Inventories	(9.8)	(5.8)
Accounts payable	(2.8)	(8.4)
Other current assets and liabilities	10.4	11.9
Other non-current assets and liabilities	(41.9)	(5.8)
Net cash provided by (used in) operating activities	(9.9)	38.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.4)	(21.9)
Payments for capitalized internal-use software	(7.1)	(6.4)
Acquisitions, net of cash acquired	(4.3)	(2.0)
Other	0.1	0.3
Net cash used in investing activities	(31.7)	(30.0)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	1.9	10.8
Proceeds from debt	637.0	143.9
Repayments of debt	(399.0)	(143.9)
Debt issuance costs	(5.2)	—
Repurchase of convertible debentures conversion option	(53.6)	—
Other	(4.2)	2.0
Net cash provided by financing activities	176.9	12.8
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.3
Net increase in cash and cash equivalents	134.0	21.2
Cash and cash equivalents at beginning of period	64.4	53.9
Cash and cash equivalents at end of period	$198.4	$75.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22.3	$21.2
Income taxes, net	$31.1	$14.0
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$198.4	$64.4
Accounts receivable, net	218.3	193.1
Inventories	158.2	149.1
Prepaid expenses and other current assets	61.1	50.1
Total current assets	636.0	456.7
Property, plant and equipment, net	180.3	187.5
Goodwill	217.8	220.2
Other intangible assets	185.8	200.1
Investment in GST	236.9	236.9
Other assets	125.9	96.9
Total assets	$1,582.7	$1,398.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$24.1	$22.0
Notes payable to GST	11.7	11.2
Current maturities of long-term debt	22.3	156.6
Accounts payable	84.3	86.8
Accrued expenses	134.6	140.8
Total current liabilities	277.0	417.4
Long-term debt	298.5	8.5
Notes payable to GST	259.3	248.1
Pension liability	9.1	47.4
Other liabilities	69.1	63.5
Total liabilities	913.0	784.9
Commitments and contingencies
Temporary equity	1.3	15.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 24,187,103 shares in 2014 and 21,153,389 shares in 2013	0.2	0.2
Additional paid-in capital	474.4	410.9
Retained earnings	191.5	173.3
Accumulated other comprehensive income	3.6	14.4
Common stock held in treasury, at cost – 200,708 shares in 2014 and 202,269 shares in 2013	(1.3)	(1.3)
Total shareholders’ equity	668.4	597.5
Total liabilities and equity	$1,582.7	$1,398.3

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

3.	Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$8.6	$5.6	$18.2	$22.2
Denominator:
Weighted-average shares – basic	24.0	20.9	22.7	20.9
Share-based awards	0.1	0.2	0.1	0.2
Convertible debentures and related warrants	2.0	3.2	2.9	2.1
Weighted-average shares – diluted	26.1	24.3	25.7	23.2
Earnings per share:
Basic	$0.36	$0.27	$0.80	$1.06
Diluted	$0.33	$0.23	$0.71	$0.96
As discussed further in Note 9, we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price of $33.79 per share. As discussed further in Note 9, we exchanged a portion of our outstanding Convertible Debentures for shares of EnPro common stock in March 2014 and June 2014, and in September 2014 we repurchased a significant portion of the remaining outstanding convertible Debentures.
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

4.	Inventories

	September 30, 2014	December 31, 2013
	(in millions)
Finished products	$99.1	$84.3
Work in process	24.8	36.0
Raw materials and supplies	48.3	42.8
	172.2	163.1
Reserve to reduce certain inventories to LIFO basis	(14.0)	(14.0)
Total inventories	$158.2	$149.1
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

5.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$187.6	$141.1
Cumulative billings on uncompleted POC contracts	176.1	146.6
	$11.5	$(5.5)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2014	December 31, 2013
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$18.8	$4.3
Accrued expenses (POC billings in excess of revenue recognized)	(7.3)	(9.8)
	$11.5	$(5.5)

At September 30, 2014 and December 31, 2013, deposits and progress payments for long lead time components accounted for under the POC method totaled $6.2 million and $4.5 million, respectively, and are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Incurred costs relating to long-term contracts	$30.3	$14.2
Progress payments related to long-term contracts	(36.0)	(25.6)
Net balance associated with completed-contract inventories	$(5.7)	$(11.4)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method. In addition to inventoried costs, we also incur costs associated with deposits and progress payments to our vendors for long lead time manufactured components associated with engine projects that are reflected in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $4.3 million and $6.1 million, respectively.
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
At September 30, 2014 and December 31, 2013, progress payments related to long-term contracts were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2014, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Gross goodwill as of December 31, 2013	$181.5	$168.1	$7.1	$356.7
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of December 31, 2013	153.7	59.4	7.1	220.2
Change due to foreign currency translation	(1.4)	(1.0)	—	(2.4)
Gross goodwill as of September 30, 2014	180.1	167.1	7.1	354.3
Accumulated impairment losses	(27.8)	(108.7)	—	(136.5)
Goodwill as of September 30, 2014	$152.3	$58.4	$7.1	$217.8
Identifiable intangible assets are as follows:

	As of September 30, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$192.2	$95.6	$191.2	$85.0
Existing technology	53.9	22.1	53.9	18.8
Trademarks	34.6	16.8	33.7	16.9
Other	23.5	20.3	23.4	17.9
	304.2	154.8	302.2	138.6
Indefinite-Lived:
Trademarks	36.4	—	36.5	—
Total	$340.6	$154.8	$338.7	$138.6
Amortization expense for the quarters ended September 30, 2014 and 2013, was $5.8 million and $6.0 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013, was $17.6 million and $18.3 million, respectively.

7.	Accrued Expenses

	September 30, 2014	December 31, 2013
	(in millions)
Salaries, wages and employee benefits	$44.5	$45.3
Interest	23.5	30.0
Customer advances	20.1	23.7
Income and other taxes	11.2	10.7
Other	35.3	31.1
	$134.6	$140.8

8.	Related Party Transactions
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
As of September 30, 2014 and December 31, 2013, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $24.1 million and $22.0 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended September 30,		Nine Months Ended September 30,
Description		2014	2013	2014	2013
		(in millions)
Sales to GST	Net sales	$7.5	$5.9	$23.3	$18.3
Purchases from GST	Cost of sales	$7.3	$5.8	$19.5	$19.7
Interest expense to GST	Interest expense	$7.7	$7.4	$22.8	$21.8

Description	Consolidated Balance Sheets Caption	September 30, 2014	December 31, 2013
		(in millions)
Due from GST	Accounts receivable, net	$15.7	$18.3
Income tax receivable from GST	Other assets	$66.3	$46.9
Due from GST	Other assets	$1.1	$—
Due to GST	Accounts payable	$8.0	$6.7
Accrued interest to GST	Accrued expenses	$22.3	$28.5
Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $3.2 million as of December 31, 2013. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST. There were none outstanding at September 30, 2014.

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
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances. As of October 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on September 30, 2014. The Convertible Debentures will be convertible until December 31, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, the outstanding principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of September 30, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
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
In September 2014, we completed a cash tender to purchase any and all of the remaining Convertible Debentures at a price based on the volume-weighted average price of our common stock over a measurement period plus a premium and accrued and unpaid interest. We purchased approximately $51.3 million in aggregate principal amount of Convertible Debentures validly tendered and not validly withdrawn in the tender offer. Including transaction costs, we paid $105.6 million to complete the transaction of which $52.0 million was allocated to the extinguishment of the liability component and the remaining $53.6 million was allocated to the reacquisition of the associated conversion option. We funded the purchase of the Convertible Debentures in the tender offer from borrowings under our senior secured revolving credit facility. We recognized a $4.0 million pre-tax loss on the transaction ($2.5 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statements of Operations. In addition, there was a $0.8 million tax benefit recorded directly to equity.
The March, June and September transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $23.4 million. The transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.
The debt discount, $1.3 million as of September 30, 2014, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the quarters ended September 30, 2014 and 2013 includes $0.5 million and $1.7 million, respectively, of contractual interest coupon and $0.7 million and $1.9 million, respectively, of debt discount amortization. Interest expense related to the Convertible Debentures for the nine months ended September 30, 2014 and 2013 includes $3.3 million and $5.1 million, respectively, of contractual interest coupon and $3.9 million and $5.6 million, respectively, of debt discount amortization.
Senior Notes
In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. We issued the notes net of an original issue discount of $2.4 million.
A portion of the net proceeds of the offering of the Senior Notes was used to repay outstanding borrowings under the Revolving Credit Facility, including borrowings made to fund the purchase of the Convertible Debentures in the tender offer described above.
The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the Senior Notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing March 15, 2015. The debt discount is being amortized through interest expense until the maturity date resulting in an effective interest rate of 6.0%. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.
On or after September 15, 2017, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before September 15, 2017 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem some or all of the Senior Notes before September 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.
Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness and paying dividends, subject in each case to specified exceptions and qualifications set forth in the indenture.

Revolving Credit Facility
On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for a five year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Unlike our prior credit facility, borrowing availability under the Revolving Credit Facility established by the Credit Facility Amendment is not limited by reference to a borrowing base. Initially, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
EnPro and Coltec are the permitted borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (other than GST and their respective subsidiaries, unless they elect to guarantee upon becoming consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has entered into the Credit Facility Amendment to provide such a guarantee.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Credit Facility Amendment contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. The Credit Facility Amendment contains affirmative and negative covenants which are subject to customary exceptions and qualifications.
The borrowing availability under our Revolving Credit Facility at September 30, 2014 was $294.3 million after giving consideration to $5.7 million of outstanding letters of credit.
Debt Issuance Costs
During 2014, we capitalized $7.2 million of debt issuance costs in connection with the amendment to the Revolving Credit Facility and the issuance of the Senior Notes. As of September 30, 2014, $5.2 million of these costs had been paid with the remainder being included in accrued expenses. The capitalized debt issuance costs are amortized to interest expense over the respective lives of the debt instruments.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2014 and 2013, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions)				(in millions)
Service cost	$1.1	$1.7	$0.1	$0.2	$3.3	$5.1	$0.3	$0.6
Interest cost	2.4	2.7	0.1	0.1	7.3	8.1	0.3	0.3
Expected return on plan assets	(3.5)	(3.1)	—	—	(10.4)	(9.3)	—	—
Amortization of prior service cost	—	0.2	—	—	0.1	0.3	—	—
Amortization of net loss	0.8	2.3	—	—	2.2	6.7	—	—
Deconsolidation of GST	(0.1)	(0.5)	—	—	(0.3)	(1.5)	—	—
Net periodic benefit cost	$0.7	$3.3	$0.2	$0.3	$2.2	$9.4	$0.6	$0.9
In the nine months ended September 30, 2014, we contributed $48.5 million to our U.S. defined benefit pension plans and do not anticipate any additional contributions prior to December 31, 2014.

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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through December 2014 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $6.9 million and $51.1 million at September 30, 2014 and December 31, 2013, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive income at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 14 for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of September 30, 2014 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

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

Segment operating results and other financial data for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Sales
Sealing Products	$168.9	$157.9	$499.3	$470.4
Engineered Products	88.1	84.1	275.4	271.0
Power Systems	46.5	34.9	130.6	129.3
	303.5	276.9	905.3	870.7
Intersegment sales	(0.9)	(0.9)	(2.4)	(2.0)
Net sales	$302.6	$276.0	$902.9	$868.7
Segment Profit
Sealing Products	$23.0	$24.2	$62.9	$73.2
Engineered Products	6.0	2.9	23.6	17.3
Power Systems	9.6	2.3	16.3	13.5
Total segment profit	38.6	29.4	102.8	104.0
Corporate expenses	(10.1)	(7.6)	(30.9)	(25.2)
Interest expense, net	(10.5)	(11.1)	(31.5)	(33.1)
Other expense, net	(4.9)	(3.5)	(13.5)	(15.3)
Income before income taxes	$13.1	$7.2	$26.9	$30.4
Segment assets are as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Sealing Products	$538.9	$534.4
Engineered Products	324.8	329.8
Power Systems	142.4	131.3
Corporate	576.6	402.8
	$1,582.7	$1,398.3

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
Money market	$123.8	$123.8	$—	$—
Time deposits	42.1	42.1	—	—
	165.9	165.9	—	—
Guaranteed investment contract	2.9	—	2.9	—
Deferred compensation assets	5.5	5.5	—	—
	$174.3	$171.4	$2.9	$—
Liabilities
Deferred compensation liabilities	$7.9	$7.9	$—	$—
	$7.9	$7.9	$—	$—

	Fair Value Measurements as of
	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents:
European government money market	$21.7	$21.7	$—	$—
	21.7	21.7	—	—
Guaranteed investment contract	2.8	—	2.8	—
Foreign currency derivatives	0.4	—	0.4	—
Deferred compensation assets	5.3	5.3	—	—
	$30.2	$27.0	$3.2	$—
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—	$—
Foreign currency derivatives	0.4	—	0.4	—
	$8.0	$7.6	$0.4	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$320.8	$350.5	$165.1	$307.6
Notes payable to GST	$271.0	$283.3	$259.3	$277.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component (after tax) for the quarter ended September 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$42.7	$(27.3)	$—	$15.4
Other comprehensive income before reclassifications	(12.3)	—	—	(12.3)
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Net current-period other comprehensive income (loss)	(12.3)	0.5	—	(11.8)
Ending balance	$30.4	$(26.8)	$—	$3.6
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2013 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$33.2	$(61.1)	$—	$(27.9)
Other comprehensive income before reclassifications	8.8	—	—	8.8
Amounts reclassified from accumulated other comprehensive loss	—	1.4	—	1.4
Net current-period other comprehensive income	8.8	1.4	—	10.2
Ending balance	$42.0	$(59.7)	$—	$(17.7)

Changes in accumulated other comprehensive income by component (after tax) for the nine months ended September 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$42.6	$(28.2)	$—	$14.4
Other comprehensive income before reclassifications	(12.2)	—	—	(12.2)
Amounts reclassified from accumulated other comprehensive income	—	1.4	—	1.4
Net current-period other comprehensive income (loss)	(12.2)	1.4	—	(10.8)
Ending balance	$30.4	$(26.8)	$—	$3.6
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2013 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Beginning balance	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	0.4	—	—	0.4
Amounts reclassified from accumulated other comprehensive loss	—	4.3	0.6	4.9
Net current-period other comprehensive income	0.4	4.3	0.6	5.3
Ending balance	$42.0	$(59.7)	$—	$(17.7)
Reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
(in millions)	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of pension and other postretirement plans:
Actuarial losses	$0.8	$2.3	$2.2	$6.7	(1)
Prior service costs	—	0.2	0.1	0.3	(1)
Total before tax	0.8	2.5	2.3	7.0
Tax benefit	(0.3)	(1.1)	(0.9)	(2.7)	Income tax expense
Net of tax	$0.5	$1.4	$1.4	$4.3
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$1.0	Cost of sales
Tax benefit	—	—	—	(0.4)	Income tax expense
Net of tax	$—	$—	$—	$0.6

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10 – “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
The amended plan also provides that GST will pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST anticipates that it will object to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
If the Bankruptcy Court confirms the amended plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support. A hearing on the disclosure statement originally scheduled for September 2014 has been delayed until December 2014 so that GST can negotiate and consider amendments and revisions to the disclosure statement.
In June, GST also moved the Bankruptcy Court to approve plan solicitation, voting and confirmation procedures and to set a schedule for confirmation proceedings. The motion requests that the Bankruptcy Court approve GST's proposed program for providing notice of the process to known and unknown claimants, GST's proposed rules for eligibility to cast votes on the plan, GST's proposed form of ballots that must be cast by each class of claimants, and GST's proposed schedule. The hearing on this solicitation and scheduling motion is also scheduled for December 2014.
GST asked the Bankruptcy Court to schedule the plan confirmation hearing to begin on July 15, 2015. GST anticipates that the plan will be vigorously opposed by the official committee representing current asbestos claimants.
GST continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST is from time to time engaged in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.

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
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$61.1	$59.0	$183.1	$187.6
Cost of sales	37.4	33.3	110.6	110.8
Gross profit	23.7	25.7	72.5	76.8
Operating expenses:
Selling, general and administrative	12.5	9.9	35.2	30.3
Asbestos-related	0.5	0.5	(185.5)	1.8
Other	0.2	0.1	0.7	0.5
Total operating expenses	13.2	10.5	(149.6)	32.6
Operating income	10.5	15.2	222.1	44.2
Interest income, net	7.6	7.4	22.9	21.9
Income before reorganization expenses and income taxes	18.1	22.6	245.0	66.1
Reorganization expenses	(4.4)	(15.4)	(12.3)	(38.2)
Income before income taxes	13.7	7.2	232.7	27.9
Income tax expense	(4.8)	(2.0)	(82.5)	(8.4)
Net income	$8.9	$5.2	$150.2	$19.5
Comprehensive income	$6.1	$6.2	$148.8	$16.7

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2014 and 2013
(in millions)

	2014	2013
Net cash provided by operating activities	$54.4	$38.2
Investing activities
Purchases of property, plant and equipment	(6.3)	(6.3)
Net payments on loans to affiliates	(1.9)	(10.8)
Net purchase of held-to-maturity securities	(28.1)	(24.0)
Other	(0.3)	(0.7)
Net cash used in investing activities	(36.6)	(41.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.4)
Net increase (decrease) in cash and cash equivalents	17.2	(5.0)
Cash and cash equivalents at beginning of period	42.8	43.6
Cash and cash equivalents at end of period	$60.0	$38.6

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	September 30, 2014	December 31, 2013
Assets:
Current assets	$200.2	$314.4
U.S. Treasury securities	163.1	—
Asbestos insurance receivable	80.7	101.1
Deferred income taxes	124.8	130.4
Notes receivable from affiliate	259.3	248.1
Other assets	77.2	76.2
Total assets	$905.3	$870.2
Liabilities and Shareholder’s Equity:
Current liabilities	$103.8	$43.9
Other liabilities	71.7	58.1
Liabilities subject to compromise (A)	281.2	468.4
Total liabilities	456.7	570.4
Shareholder’s equity	448.6	299.8
Total liabilities and shareholder’s equity	$905.3	$870.2

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $279.6 million as of September 30, 2014 for asbestos related claims. The accrual consists of $275.0 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or final verdict, and (b) administrative and litigation costs; $3.1 million and $1.5 million, respectively, for claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. See Note 16, “Commitments and Contingencies – Asbestos.”

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2014 and December 31, 2013, we had accrued liabilities of $13.9 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of

the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. At this time, we cannot estimate a reasonably possible range of loss related to the remediation of the Lower Passaic River Study Area because the ultimate remedial approach has not been determined and the parties that will participate in funding the remediation and their respective allocations are not yet known. In addition, except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$3.8	$4.1
Charges to expense	0.4	2.5
Settlements made (primarily payments)	(0.8)	(3.1)
Balance at end of period	$3.4	$3.5
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At September 30, 2014, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
GST LLC won reversals of adverse verdicts in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forego additional accrued interest on the verdict, and GST LLC agreed to discontinue further appeals. Because the Company was responsible to the bonding company for the bond amount, the Company's Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At September 30, 2014 we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $21.3 million collected in the first nine months of 2014. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007, including a $900,000 payment received in the second quarter, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability. GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST believes that its ultimate payment to resolve all present and future asbestos claims against it will be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believes that its ultimate asbestos liability will be somewhere in that range between those two values and therefore believes it is appropriate to revise its estimate to the low end of the range. Accordingly, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims. As described below, the amended plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million. Therefore, in accordance with applicable accounting rules, GST recorded a liability for claims settled but not paid prior to the Petition Date at the low end of the range, which is $3.1 million. GST also accrued $1.5 million for verdicts reached prior to the Petition Date that were not paid prior to the Petition Date and have not been resolved. Therefore, the liability accrual at September 30, 2014 for present and future asbestos claims, including claims resolved by settlement but not paid prior to the Petition Date and pending but unpaid verdicts, was $279.6 million.
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
The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The amount of such claims resolved by final verdict is $1.5 million. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST anticipates that it will object to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
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
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.

17.	Supplemental Guarantor Financial Information
In September 2014, we completed the sale of our Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100% owned direct and indirect domestic subsidiaries, which does not include the domestic subsidiaries of GST, that are each guarantors of our revolving credit facility (the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be a subsidiary of the Company as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
The following tables present condensed consolidating financial information for EnPro Industries, Inc., the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at our consolidated results. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199.0	$113.3	$(9.7)	$302.6
Cost of sales	—	133.9	72.2	(9.7)	196.4
Gross profit	—	65.1	41.1	—	106.2
Operating expenses:
Selling, general and administrative	9.0	35.7	32.7	—	77.4
Other	0.2	0.3	0.7	—	1.2
Total operating expenses	9.2	36.0	33.4	—	78.6
Operating income (loss)	(9.2)	29.1	7.7	—	27.6
Interest income (expense), net	2.5	(13.0)	—	—	(10.5)
Other expense	(4.0)	—	—	—	(4.0)
Income (loss) before income taxes	(10.7)	16.1	7.7	—	13.1
Income tax benefit (expense)	3.8	(3.9)	(4.4)	—	(4.5)
Income (loss) before equity in earnings of subsidiaries	(6.9)	12.2	3.3	—	8.6
Equity in earnings of subsidiaries, net of tax	15.5	3.3	—	(18.8)	—
Net income	$8.6	$15.5	$3.3	$(18.8)	$8.6
Comprehensive income (loss)	$(3.2)	$3.7	$(8.7)	$5.0	$(3.2)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$180.2	$103.9	$(8.1)	$276.0
Cost of sales	—	126.8	65.2	(8.1)	183.9
Gross profit	—	53.4	38.7	—	92.1
Operating expenses:
Selling, general and administrative	6.9	35.5	29.0	—	71.4
Other	—	1.9	0.5	—	2.4
Total operating expenses	6.9	37.4	29.5	—	73.8
Operating income (loss)	(6.9)	16.0	9.2	—	18.3
Interest income (expense), net	1.4	(12.3)	(0.2)	—	(11.1)
Other expense	—	—	—	—	—
Income (loss) before income taxes	(5.5)	3.7	9.0	—	7.2
Income tax benefit (expense)	1.9	(0.5)	(3.0)	—	(1.6)
Income (loss) before equity in earnings of subsidiaries	(3.6)	3.2	6.0	—	5.6
Equity in earnings of subsidiaries, net of tax	9.2	6.0	—	(15.2)	—
Net income	$5.6	$9.2	$6.0	$(15.2)	$5.6
Comprehensive income	$15.8	$19.4	$14.4	$(33.8)	$15.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584.7	$347.5	$(29.3)	$902.9
Cost of sales	—	406.3	215.1	(29.3)	592.1
Gross profit	—	178.4	132.4	—	310.8
Operating expenses:
Selling, general and administrative	29.2	109.1	101.5	—	239.8
Other	0.3	0.6	1.0	—	1.9
Total operating expenses	29.5	109.7	102.5	—	241.7
Operating income (loss)	(29.5)	68.7	29.9	—	69.1
Interest income (expense), net	6.7	(38.2)	—	—	(31.5)
Other expense	(10.0)	(0.7)	—	—	(10.7)
Income (loss) before income taxes	(32.8)	29.8	29.9	—	26.9
Income tax benefit (expense)	10.3	(8.1)	(10.9)	—	(8.7)
Income (loss) before equity in earnings of subsidiaries.	(22.5)	21.7	19.0	—	18.2
Equity in earnings of subsidiaries, net of tax	40.7	19.0	—	(59.7)	—
Net income	$18.2	$40.7	$19.0	$(59.7)	$18.2
Comprehensive income	$7.4	$29.9	$6.8	$(36.7)	$7.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$566.4	$326.3	$(24.0)	$868.7
Cost of sales	—	391.1	206.1	(24.0)	573.2
Gross profit	—	175.3	120.2	—	295.5
Operating expenses:
Selling, general and administrative	24.6	104.0	91.0	—	219.6
Other	—	5.5	0.6	—	6.1
Total operating expenses	24.6	109.5	91.6	—	225.7
Operating income (loss)	(24.6)	65.8	28.6	—	69.8
Interest income (expense), net	4.4	(36.9)	(0.6)	—	(33.1)
Other expense	—	(6.3)	—	—	(6.3)
Income (loss) before income taxes	(20.2)	22.6	28.0	—	30.4
Income tax benefit (expense)	6.6	(5.2)	(9.6)	—	(8.2)
Income (loss) before equity in earnings of subsidiaries	(13.6)	17.4	18.4	—	22.2
Equity in earnings of subsidiaries, net of tax	35.8	18.4	—	(54.2)	—
Net income	$22.2	$35.8	$18.4	$(54.2)	$22.2
Comprehensive income	$27.5	$41.1	$18.5	$(59.6)	$27.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.6)	$(31.6)	$28.9	$(0.6)	$(9.9)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(13.2)	(7.0)	—	(20.4)
Payments for capitalized internal-use software	(0.1)	(3.8)	(3.2)	—	(7.1)
Acquisitions, net of cash acquired	—	(1.9)	(2.4)	—	(4.3)
Other	—	—	0.1	—	0.1
Net cash used in investing activities	(0.3)	(18.9)	(12.5)	—	(31.7)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(177.2)	181.5	(4.3)	—	—
Intercompany dividends	—	—	(0.6)	0.6	—
Net proceeds from short-term borrowings	—	—	1.9	—	1.9
Proceeds from debt	297.6	339.4	—	—	637.0
Repayments of debt	(52.0)	(347.0)	—	—	(399.0)
Debt issuance costs	(3.7)	(1.5)	—	—	(5.2)
Repurchase of convertible debentures conversion option	(53.6)	—	—	—	(53.6)
Other	(4.2)	—	—	—	(4.2)
Net cash provided by (used in) financing activities	6.9	172.4	(3.0)	0.6	176.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	—	121.9	12.1	—	134.0
Cash and cash equivalents at beginning of period	—	—	64.4	—	64.4
Cash and cash equivalents at end of period	$—	$121.9	$76.5	$—	$198.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(20.8)	$37.8	$23.8	$(2.7)	$38.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(10.8)	(11.1)	—	(21.9)
Payments for capitalized internal-use software	—	(5.3)	(1.1)	—	(6.4)
Acquisitions, net of cash acquired	—	—	(2.0)	—	(2.0)
Other	—	—	0.3	—	0.3
Net cash used in investing activities	—	(16.1)	(13.9)	—	(30.0)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	18.8	(16.9)	(1.9)	—	—
Intercompany dividends	—	—	(2.7)	2.7	—
Net proceeds from short-term borrowings	—	—	10.8	—	10.8
Proceeds from debt	—	143.9	—	—	143.9
Repayments of debt	—	(142.8)	(1.1)	—	(143.9)
Other	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities	20.8	(15.8)	5.1	2.7	12.8
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net increase in cash and cash equivalents	—	5.9	15.3	—	21.2
Cash and cash equivalents at beginning of period	—	—	53.9	—	53.9
Cash and cash equivalents at end of period	$—	$5.9	$69.2	$—	$75.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$121.9	$76.5	$—	$198.4
Accounts receivable, net	—	144.3	74.0	—	218.3
Intercompany receivables	—	6.8	1.8	(8.6)	—
Inventories	—	97.1	61.1	—	158.2
Prepaid expenses and other current assets	4.8	57.4	13.1	(14.2)	61.1
Total current assets	4.8	427.5	226.5	(22.8)	636.0
Property, plant and equipment, net	0.4	109.8	70.1	—	180.3
Goodwill	—	141.5	76.3	—	217.8
Other intangible assets	—	146.8	39.0	—	185.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	274.0	0.9	0.8	(275.7)	—
Investment in subsidiaries	725.5	294.5	—	(1,020.0)	—
Other assets	0.8	103.0	21.0	1.1	125.9
Total assets	$1,005.5	$1,460.9	$433.7	$(1,317.4)	$1,582.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.1	$—	$24.1
Notes payable to GST	—	11.7	—	—	11.7
Current maturities of long-term debt	22.1	0.2	—	—	22.3
Accounts payable	0.2	52.0	32.1	—	84.3
Intercompany payables	—	1.8	6.8	(8.6)	—
Accrued expenses	2.6	86.2	48.3	(2.5)	134.6
Total current liabilities	24.9	151.9	111.3	(11.1)	277.0
Long-term debt	297.6	0.8	0.1	—	298.5
Notes payable to GST	—	259.3	—	—	259.3
Intercompany payables	—	274.4	1.3	(275.7)	—
Other liabilities	13.3	49.0	26.5	(10.6)	78.2
Total liabilities	335.8	735.4	139.2	(297.4)	913.0
Temporary equity	1.3	—	—	—	1.3
Shareholders’ equity	668.4	725.5	294.5	(1,020.0)	668.4
Total liabilities and equity	$1,005.5	$1,460.9	$433.7	$(1,317.4)	$1,582.7

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$64.4	$—	$64.4
Accounts receivable, net	—	123.7	69.4	—	193.1
Intercompany receivables	—	4.4	1.4	(5.8)	—
Inventories	—	92.9	56.2	—	149.1
Prepaid expenses and other current assets	4.7	38.9	13.7	(7.2)	50.1
Total current assets	4.7	259.9	205.1	(13.0)	456.7
Property, plant and equipment, net	0.3	109.7	77.5	—	187.5
Goodwill	—	141.5	78.7	—	220.2
Other intangible assets	—	157.7	42.4	—	200.1
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	231.1	141.3	2.2	(374.6)	—
Investment in subsidiaries	688.0	289.6	—	(977.6)	—
Other assets	6.4	70.8	17.8	1.9	96.9
Total assets	$930.5	$1,407.4	$423.7	$(1,363.3)	$1,398.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$22.0	$—	$22.0
Notes payable to GST	—	11.2	—	—	11.2
Current maturities of long-term debt	156.6	—	—	—	156.6
Accounts payable	1.6	51.4	33.8	—	86.8
Intercompany payables	—	1.4	4.4	(5.8)	—
Accrued expenses	13.9	85.0	41.9	—	140.8
Total current liabilities	172.1	149.0	102.1	(5.8)	417.4
Long-term debt	—	8.5	—	—	8.5
Notes payable to GST	—	248.1	—	—	248.1
Intercompany payables	134.3	233.3	7.0	(374.6)	—
Other liabilities	10.7	80.5	25.0	(5.3)	110.9
Total liabilities	317.1	719.4	134.1	(385.7)	784.9
Temporary equity	15.9	—	—	—	15.9
Shareholders’ equity	597.5	688.0	289.6	(977.6)	597.5
Total liabilities and equity	$930.5	$1,407.4	$423.7	$(1,363.3)	$1,398.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison,” and, together with GST LLC and Anchor, "GST"), including risks presented by efforts of asbestos claimant representatives to assert claims against us based on various theories of derivative corporate responsibility, including veil piercing and alter ego;

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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2014 is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.

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
Outlook

We are cautiously optimistic that sales for the fourth quarter will be near the third quarter’s level. OEM order activity remains firm in our semiconductor, aerospace and trucking markets and we have a substantial shippable backlog in Power Systems in the fourth quarter. However, margins generated by engine revenues and OEM sales are generally lower than our aftermarket margins. As a result, fourth quarter segment margins may be lower than those we reported in the third quarter. We remain excited about the longer term benefits from a number of strategic growth initiatives underway and the potential for additional growth that our new capital structure affords us.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our annual effective tax rate for 2014 will be between 31% and 33%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate is higher than prior results primarily due to the expiration of certain U.S. federal tax provisions that have not been renewed for 2014. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries results in such income being taxed in the U.S. as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant positive effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

We contributed $48.5 million to our U.S. defined benefit pension plans in 2014, fully funding expected contributions for 2014 and prefunding all anticipated contributions beyond 2014. This shift in contribution strategy was precipitated by an increase in the PBGC variable-rate premiums, which are assessed on underfunded balances. Prefunding the plans should also reduce future net periodic pension cost, as plan assets generate higher absolute returns. Our expectation that we will not be required to make any additional contributions in 2014 or 2015 is based on currently available data, which is subject to change, and consultation with our actuaries. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2014 will be approximately $2.2 million, which would be $8.3 million less than in 2013. The expected decrease in pension expense is primarily due to a higher discount rate used in the actuarial computations, significant contributions made during 2013 and 2014, and the strong performance of the pension assets. These estimates are based on current assumptions and pension expense may increase in subsequent years if discount rates decline and updates to the actuarially determined mortality tables increase the projected benefit obligation.
In connection with our growth strategy, we plan to evaluate additional acquisition opportunities in 2014 and 2015. However, the effects of such acquisitions, if any, cannot be predicted and therefore are not reflected in this outlook.
We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Sales
Sealing Products	$168.9	$157.9	$499.3	$470.4
Engineered Products	88.1	84.1	275.4	271.0
Power Systems	46.5	34.9	130.6	129.3
	303.5	276.9	905.3	870.7
Intersegment sales	(0.9)	(0.9)	(2.4)	(2.0)
Net sales	$302.6	$276.0	$902.9	$868.7
Segment Profit
Sealing Products	$23.0	$24.2	$62.9	$73.2
Engineered Products	6.0	2.9	23.6	17.3
Power Systems	9.6	2.3	16.3	13.5
Total segment profit	38.6	29.4	102.8	104.0
Corporate expenses	(10.1)	(7.6)	(30.9)	(25.2)
Interest expense, net	(10.5)	(11.1)	(31.5)	(33.1)
Other expense, net	(4.9)	(3.5)	(13.5)	(15.3)
Income before income taxes	$13.1	$7.2	$26.9	$30.4
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 with the exception of $0.5 million, $1.3 million, $1.1 million and $4.2 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 also includes $0.2 million, $2.4 million, $2.0 million and $7.1 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2014 Compared to the Third Quarter of 2013
Sales increased 9.6% to $302.6 million in the third quarter of 2014 from $276.0 million in the third quarter of 2013. The following table summarizes the impact of acquisitions, foreign currency, and engine sales, by segment:

Sales	Percent Change 3rd Quarter 2014 vs. 3rd Quarter 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Sales	Organic	Total
EnPro Industries, Inc.	0.4%	0.4%	(0.7)%	9.5%	9.6%
Sealing Products	0.8%	0.5%	n/a	5.7%	7.0%
Engineered Products	n/a	0.3%	n/a	4.5%	4.8%
Power Systems	n/a	—%	(5.4)%	38.6%	33.2%

Following are the key points regarding changes in sales for the third quarter of 2014 compared to the same period in 2013:

•	Increased organic sales in all segments

•	Favorable foreign currency exchange rate fluctuations in the third quarter of 2014 as compared to the same period in 2013

•	The acquisitions in the first quarter of 2014 included in the Sealing Products segment

•	A decrease in engine sales in the Power Systems segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the third quarter of 2014 increased $2.5 million as compared to the same period in 2013. The increase was primarily driven by an increase in employee medical costs ($2.1 million) and employee incentive compensation ($0.9 million).
Interest expense, net in the third quarter of 2014 decreased $0.6 million as compared to the same period of 2013, primarily due to a reduction in the aggregate principal of convertible debentures outstanding following the privately negotiated exchange transactions completed in March 2014 and June 2014 and tender offer completed in September 2014, partially offset by increased interest expense due to payment-in-kind interest being added to the note payable to GST principal balance and interest on our 5.875% Senior Notes.
Other expense, net in the third quarter of 2014 increased $1.4 million as compared to the same period of 2013, primarily due to a loss on the convertible debentures tender offer transactions ($4.0 million) partially offset by decreased legal and other fees as activity related to GST's asbestos liability estimation trial slowed ($1.6 million) and pension expense related to previously owned businesses ($0.4 million).
We recorded income tax expense of $4.5 million on pre-tax income from operations of $13.1 million in the third quarter of 2014, resulting in an effective tax rate for the quarter of 34.3%. During the third quarter of 2013, our effective tax rate was 22.2% as we recorded income tax expense of $1.6 million on pre-tax income of $7.2 million. Our effective tax rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. In addition, the tax expense in the third quarter of 2013 reflected a beneficial cumulative adjustment to lower the annual effective tax rate based on updated forecast information.
Net income was $8.6 million, or $0.33 per share, in the third quarter of 2014 compared to net income of $5.6 million, or $0.23 per share, in the same quarter of 2013. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales increased 7.0% to $168.9 million in the third quarter of 2014 from $157.9 million in the same quarter of 2013. Excluding the benefit of acquisitions ($1.2 million) and favorable foreign exchange ($0.8 million), sales were up 5.7% or $9.0 million. Higher demand in the North American heavy-duty truck markets ($6.6 million), semiconductor markets ($2.7 million), and aerospace markets ($1.2 million) more than offset lower volumes at the consolidated Garlock operations ($1.8 million) due to lower activity in oil and gas markets.
Segment profit decreased 5.0% to $23.0 million in the third quarter of 2014 from $24.2 million in the same quarter of 2013. Acquisitions and the effect of foreign exchange did not significantly affect segment profit this quarter. The decrease in segment profit was primarily due to lower volumes at the consolidated Garlock operations ($0.8 million), increased manufacturing costs across the segment ($3.3 million), and increased headcount across the segment ($1.7 million), partially offset by increased volumes at Technetics and Stemco ($5.8 million). Operating margins for the segment declined from 15.3% in 2013 to 13.6% in 2014.
Engineered Products. Sales increased 4.8% to $88.1 million in the third quarter of 2014 from $84.1 million in the same quarter of 2013. Excluding the impact of favorable foreign exchange ($0.3 million), sales were up 4.4% or $3.7 million due to strength in the European industrial markets ($1.0 million), North American auto markets ($0.9 million), Latin America renewable energy markets ($0.7 million) and Asian markets ($0.5 million) and selected price increases across the segment ($0.6 million).
Segment profit increased to $6.0 million in the third quarter of 2014 from $2.9 million in the same quarter last year. The effect of foreign exchange did not significantly impact segment profit this quarter. The increase in segment profit was driven by the higher volumes ($1.7 million), selected price increases ($0.6 million), and lower restructuring costs ($1.1 million). Operating margins for the segment were 6.8%, which increased from the 3.4% reported in the comparable quarter last year.
Power Systems. Sales increased 33.2% to $46.5 million in the third quarter of 2014 from $34.9 million in the same quarter of 2013. The increase in sales was due to higher parts and service revenue ($13.9 million) as sequestration effects eased, partially offset by lower engine sales ($1.6 million) and environmental upgrades ($0.7 million).
Segment profit increased to $9.6 million in the third quarter of 2014 from $2.3 million in the same quarter last year. The increase in segment profit was primarily due to higher parts and service volumes and a more favorable mix in engine programs ($7.3 million) partially offset by increased R&D spend ($1.3 million). Operating margins for the segment increased from 6.6% in 2013 to 20.6% in 2014.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Sales increased 3.9% to $902.9 million in the first nine months of 2014 from $868.7 million in the first nine months of 2013. The following table summarizes the impact of acquisitions, foreign currency, and engine sales, by segment:

Sales	Percent Change First Nine Months of 2014 vs. First Nine Months of 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Sales	Other	Total
EnPro Industries, Inc.	0.3%	0.8%	(0.6)%	3.4%	3.9%
Sealing Products	0.5%	0.9%	n/a	4.7%	6.1%
Engineered Products	—%	1.3%	n/a	0.3%	1.6%
Power Systems	—%	—%	(3.8)%	4.8%	1.0%
The factors contributing to sales and segment profit results for the first nine months of 2014 compared to the same period in 2013 were essentially the same as those affecting the comparison of the results between the third quarters of 2014 and 2013. Following are the segment margins for the nine months ended September 30, 2014 and 2013.

	2014	2013
Segment Totals	11.4%	12.0%
Sealing Products	12.6%	15.6%
Engineered Products	8.6%	6.4%
Power Systems	12.5%	10.4%

Corporate expenses for the first nine months of 2014 were $5.7 million higher than the first nine months of 2013. The increase was primarily driven by an increase in employee medical costs ($2.9 million), purchased services ($1.7 million), and salaries and benefits ($0.8 million).

Interest expense, net for the first nine months of 2014 was $1.6 million lower than the first nine months of 2013 for the same factors affecting the comparison of the results between the third quarters of 2014 and 2013.

Other expense, net for the first nine months of 2014 was $1.8 million lower than the first nine months of 2013 for the same factors affecting the comparison of the results between the third quarters 2014 and 2013 in addition to lower environmental reserve adjustments recorded during the year ($5.6 million).

Income tax expense during the first nine months of 2014 was $8.7 million, resulting in a year-to-date effective tax rate of 32.3%. This is compared to $8.2 million in the first nine months of 2013, which resulted in a year-to-date effective tax rate of 27.0%. The effective tax rate the first nine months of 2013 reflected a discrete benefit related to the January 2013 passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions. As a result, the entire 2012 benefit of these expired provisions was recorded in January 2013. The effective tax rate in the first nine months of 2014 is higher than our normal effective annual rate because many of those same provisions expired again at the end of 2013. Our effective tax rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed.
Net income was $18.2 million, or $0.71 per share, for the first nine months of 2014 compared to $22.2 million, or $0.96 per share, in the same period last year. Earnings per share are expressed on a diluted basis.

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
As of September 30, 2014, we held $122.0 million of cash or cash equivalents in the United States and $76.4 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities used cash in the amount of $9.9 million in the first nine months of 2014 compared to providing cash of $38.1 million in the same period last year. The increase in cash used was due to increased pension contributions of approximately $31 million, higher income taxes paid of approximately $17 million, and higher working capital requirements of approximately $12 million in 2014 as compared to 2013, partially offset by approximately $3 million received from insurance proceeds in 2014 and approximately $8 million of payments related to incentive compensation plans in 2013. The higher working capital requirements, primarily accounts receivable and inventories, resulted from increased business activity during the quarter.
Investing activities used $31.7 million and $30.0 million of cash during the first nine months of 2014 and 2013, respectively, primarily to fund capital expenditures and enterprise resource and planning system implementations.
Financing activities provided $176.9 million in cash in the first nine months of 2014, primarily from proceeds on newly issued 5.875% Senior Notes, after giving effect to purchases of $51.3 million in aggregate principal amount of our convertible debentures in a cash tender offer. Financing activities in the first nine months of 2013 provided cash of $12.8 million, primarily consisting of net proceeds on short-term borrowings from GST.
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). Prior to the Credit Facility Amendment, our senior secured revolving credit facility had a maximum availability of $175 million, with actual borrowing availability under the credit facility determined by reference to a borrowing base of specified percentages of eligible accounts receivable, inventory, equipment and real property elected to be pledged, which was reduced by usage of the facility, including outstanding letters of credit and any reserves. Borrowings under that credit facility were available to our primary U.S. operating subsidiaries, other than GST LLC. The credit facility was scheduled to mature on July 17, 2015 unless, prior to that date, the Convertible Debentures were paid in full, refinanced on certain terms or defeased, in which case the facility would have matured on March 30, 2016.
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Unlike our prior credit facility, borrowing availability under the Revolving Credit Facility established by the Credit Facility Amendment is not limited by reference to a borrowing base. Initially, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.20%, which rate is also subject to incremental increases based on a consolidated total leverage ratio.
EnPro and Coltec are the permitted borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (other than GST and their respective subsidiaries, unless they elect to guarantee upon becoming consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has entered into the Credit Facility Amendment to provide such a guarantee.

Borrowings under the Revolving Credit Facility are secured by a first priority pledge of the following assets (which in each case excludes those assets related to the entities that comprise GST unless otherwise elected upon those entities becoming consolidated subsidiaries in the future):

•	100% of the capital stock of each domestic, consolidated subsidiary of EnPro Industries, Inc.;

•	65% of the capital stock of any first tier foreign subsidiary of EnPro Industries, Inc. and its domestic, consolidated subsidiaries; and

•
substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, certain owned real estate and related fixtures, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash) of EnPro Industries, Inc. and its domestic, consolidated subsidiaries.

The Credit Facility Amendment contains certain financial covenants and required financial ratios, including:

•
a maximum consolidated total net leverage ratio of not more than 4.0 to 1.0 (with total debt, for the purposes of such ratio, to exclude the intercompany notes payable to GST and to be net of up to $100 million, for any measurement period ending prior to the first anniversary of the closing date of the Credit Facility Amendment, and thereafter, up to $75 million, in each case of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries); and

•	a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.

The Credit Facility Amendment contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:

•	grant liens on our assets;

•	incur additional indebtedness (including guarantees and other contingent obligations);

•	make certain investments (including loans and advances);

•	merge or make other fundamental changes;

•	sell or otherwise dispose of property or assets;

•	pay dividends and other distributions and prepay certain indebtedness;

•	make changes in the nature of our business;

•	enter into transactions with our affiliates;

•	enter into burdensome contracts;

•	make certain capital expenditures; and

•	modify or terminate documents related to certain indebtedness

The Credit Facility Amendment contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, certain changes of control of EnPro Industries, Inc., the invalidity of subordination provisions of subordinated indebtedness, the failure of the domestic entities of GST to become guarantors following their exit from bankruptcy and reconsolidation with EnPro Industries, Inc. for financial reporting purposes and, upon the same event, the failure to pledge the equity interests of GST (on the same basis on which the equity of other consolidated subsidiaries of EnPro Industries, Inc. is pledged) as collateral to secure obligations under the Credit Facility Amendment.
The borrowing availability at September 30, 2014, under Revolving Credit Facility was $294.3 million, representing the full $300 million amount of the Revolving Credit Facility less $5.7 million reserved for outstanding letters of credit.
Convertible Debentures. In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures that remain outstanding bear interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and will mature on October 15, 2015, unless they are converted prior to that date. The Convertible Debentures are direct, unsecured and unsubordinated obligations and rank equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness. They do not contain any financial covenants and are not redeemable at our option.

Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of October 1, 2014, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on September 30, 2014. The Convertible Debentures will be convertible until December 31, 2014, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, with the remaining conversion value of the Convertible Debentures, if any, being paid in shares of our common stock. Because the Convertible Debentures are currently convertible, the principal balance less the remaining unamortized debt discount was reflected in current maturities of long-term debt as of September 30, 2014. In addition, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share.
In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2014. There was also a $0.8 million additional tax benefit recorded directly to equity.
In June 2014, we entered into an additional privately negotiated transaction with certain holders of approximately $41.6 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.3 million shares of EnPro’s common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $2.4 million pre-tax loss on the exchange ($1.5 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2014. In addition, there was a $0.6 million tax benefit recorded directly to equity.
In September 2014, we completed a cash tender to purchase any and all of the remaining Convertible Debentures at a price based on the volume-weighted average price of our common stock over a measurement period plus a premium and accrued and unpaid interest. We purchased approximately $51.3 million in aggregate principal amount of Convertible Debentures validly tendered and not validly withdrawn in the tender offer. Including transaction costs, we paid $105.6 million to complete the transaction of which $52.0 million was allocated to the extinguishment of the liability component and the remaining $53.6 million was allocated to the reacquisition of the associated conversion option. We funded the purchase of the Convertible Debentures in the tender offer from borrowings under our senior secured revolving credit facility. We recognized a $4.0 million pre-tax loss on the transaction ($2.5 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statements of Operations. In addition, there was a $0.8 million tax benefit recorded directly to equity.

The March and June exchange transactions and the September purchase of Convertible Debentures in the tender offer reduced the aggregate principal amount of the Convertible Debentures outstanding to $23.4 million. These transactions did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.

Senior Notes. In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.
A portion of the net proceeds of the offering of the Senior Notes was used to repay outstanding borrowings under the Revolving Credit Facility, including borrowings made to fund the purchase of the Convertible Debentures in the tender offer described above.
The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the Senior Notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing March 15, 2015. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.

The Senior Notes and the guarantees constitute senior obligations of EnPro and the guarantors and:

•	rank equally in right of payment with all of EnPro’s and the guarantors’ existing and future senior debt;

•	rank senior in right of payment to all of EnPro’s and the guarantors’ existing and future subordinated debt;

•	are structurally subordinated to all liabilities of EnPro’s existing and future subsidiaries that do not guarantee the Senior Notes; and

•
are effectively subordinated in right of payment to all of EnPro’s and the guarantors’ secured indebtedness (including the obligations under EnPro’s senior secured revolving credit facility) to the extent of the value of the assets securing such indebtedness.

On or after September 15, 2017, we may on any one or more occasions redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period commencing on September 15 of the years set forth below:

Period	Redemption Price
2017	104.4%
2018	102.9%
2019	101.5%
2020 and thereafter	100.0%

In addition, we may redeem up to 35% of the aggregate principal amount of the Senior Notes before September 15, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem some or all of the Senior Notes before September 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.
Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes for cash upon the occurrence of a defined “change of control” event, at a price equal to 101% of the principal amount of the Senior Notes being repurchased, plus accrued and unpaid interest. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.
The indenture governing the Senior Notes includes covenants that, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the indenture) to:

•	incur additional debt;

•	pay dividends, redeem stock or make other distributions;

•	enter into certain types of transactions with affiliates;

•	incur liens on assets;

•	make certain restricted payments and investments;

•	engage in certain asset sales, including sale and leaseback transactions; and

•	merge, consolidate, transfer or dispose of substantially all assets.

The indenture governing the Senior Notes also provides for certain events of default (subject, in certain cases, to receipt of notice of default and/or customary grace or cure periods), including, but not limited to:

•	the failure by EnPro to pay interest, including additional interest, when due;

•	the failure by EnPro to pay principal when due;

•	the failure by EnPro to comply with any of its obligations, covenants or agreements in the Indenture;

•	the failure by EnPro or any Significant Subsidiary (as defined in the indenture) to pay certain indebtedness or final judgments;

•	certain specified events of bankruptcy, insolvency or reorganization of EnPro or any Significant Subsidiary; and

•
any of GST and their respective subsidiaries fails to execute and deliver a supplemental indenture pursuant to which it guarantees payment of the Senior Notes within a specified period after it guarantees or becomes a borrower under EnPro’s senior secured revolving credit facility or guarantees any other Capital Markets Indebtedness of EnPro or any of the guarantors.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) in which we agreed to:

•
file a registration statement with respect to a registered exchange offer to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects with the Senior Notes;

•	use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended;

•	use commercially reasonable efforts to, on or before the 300th day after September 16, 2014, have consummated such exchange offer; and

•
use all commercially reasonable efforts to file and have declared effective a shelf registration statement for the resale of Senior Notes, and keep such registration statement effective for a period of two years, if we cannot effect such an exchange offer within the time periods listed above and in certain other circumstances.

If we have not completed the exchange offer on or before the 300th day after September 16, 2014, the exchange offer registration statement ceases to be effective during the period required under the Registration Rights Agreement or, if applicable, a shelf registration statement covering resales of the Senior Notes has not been filed or declared effective within 300 days after September 16, 2014 or such shelf registration statement ceases to be effective at any time during the two-year period the shelf registration period is required to be kept effective (subject to certain exceptions), each of which is referred to as a “registration default,” then additional interest will accrue on the principal amount of the Senior Notes at a rate of 0.25% per annum for the first 90-day period immediately following the occurrence of such registration default and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter, until the registration default has been cured.
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

GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2014, this amount was $66.3 million. This receivable is expected to be collected at a future date.
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
As of September 30, 2014 and December 31, 2013, we had accrued liabilities of $13.9 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. At this time, we cannot estimate a reasonably possible range of loss related to the remediation of the Lower Passaic River Study Area because the ultimate remedial approach has not been determined and the parties that will participate in funding the remediation and their respective allocations are not yet known. In addition, except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
The amended plan also provides that GST will pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST anticipates that it will object to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
If the Bankruptcy Court confirms the amended plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support. A hearing on the disclosure statement originally scheduled for September 2014 has been delayed until December 2014 so that GST can negotiate and consider amendments and revisions to the disclosure statement.
In June, GST also moved the Bankruptcy Court to approve plan solicitation, voting and confirmation procedures and to set a schedule for confirmation proceedings. The motion requests that the Bankruptcy Court approve GST's proposed program for providing notice of the process to known and unknown claimants, GST's proposed rules for eligibility to cast votes on the plan, GST's proposed form of ballots that must be cast by each class of claimants, and GST's proposed schedule. The hearing on this solicitation and scheduling motion is also scheduled for December 2014.
GST asked the Bankruptcy Court to schedule the plan confirmation hearing to begin on July 15, 2015. GST anticipates that the plan will be vigorously opposed by the official committee representing current asbestos claimants.
GST continues to hope that it can reach a consensual resolution with representatives of current and future claimants. GST is from time to time engaged in discussions with claimant representatives, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
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
From the Petition Date through September 30, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $114.3 million. The total includes $58.4 million for fees and expenses of GST’s counsel and experts; $44.8 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $11.1 million for the fees and expenses of the future claims representative and his counsel and experts. GST recorded $12.3 million of those case-related fees and expenses in the first nine months of 2014 and $4.4 million in the third quarter of 2014, compared to $38.2 million and $15.4 million, respectively, in the first nine months and third quarter of 2013. While GST believes the fees and expenses in its Chapter 11 case continue to be higher than warranted, it attributes the significant decline in case-related costs, and thus the favorable comparison to 2013, to the non-recurrence of the substantial fees and expenses of lawyers and experts incurred in connection with the estimation trial held in the summer of 2013.
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
Subsidiary Chapter 11 Filing and Its Effect. In light of GST LLC’s experience that (a) its cost of defending and resolving claims had not yet declined as anticipated although 524(g) trusts had begun making substantial payments to claimants, and (b) new mesothelioma claims filings against it in recent years had not declined at a rate similar to the rate of decline in disease incidence, GST initiated voluntary proceedings under Chapter 11 of the United States Bankruptcy Code as a means to determine and comprehensively resolve their asbestos liability. The filings were the initial step in the claims resolution process, which is ongoing.
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

Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At September 30, 2014, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
GST LLC won reversals of adverse verdicts in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's 17% share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forego additional accrued interest on the verdict, which was accruing at 12% per year, and GST LLC agreed to discontinue further appeals. Because the Company was responsible to the bonding company for the bond amount, the Company's Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At September 30, 2014, we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $21.3 million collected in the first nine months of 2014. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007, including a $900,000 payment received in the second quarter, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Liability Estimate. Our recorded asbestos liability as of the Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability. GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST believes that its ultimate payment to resolve all present and future asbestos claims against it will be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believes that its ultimate asbestos liability will be somewhere in that range between those two values and therefore believes it is appropriate to revise its estimate to the low end of the range. Accordingly, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims. As described below, the amended plan provides $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million. Therefore, in accordance with applicable accounting rules, GST recorded a liability for claims settled but not paid prior to the Petition Date at the low end of the range, which is $3.1 million. GST also accrued $1.5 million for verdicts reached prior to the Petition Date that were not paid prior to the Petition Date and have not been resolved. Therefore, the liability accrual at September 30, 2014 for present and future asbestos claims, including claims resolved by settlement but not paid prior to the Petition Date and pending but unpaid verdicts, was $279.6 million.
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
The amended plan also provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final). The amount of such claims resolved by final verdict is $1.5 million. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST anticipates that it will object to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
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
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $6.9 million and $51.1 million at September 30, 2014 and December 31, 2013, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the third quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	—		—		—	—
August 1 – August 31, 2014	—		—		—	—
September 1 – September 30, 2014	647	(1)	$60.88	(1)	—	—
Total	647	(1)	$60.88	(1)	—	—

(1)
In September 2014, a total of 647 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. These shares were valued at a price of $60.88 per share, the average of the high and low trading price of our common stock on September 30, 2014. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of November, 2014.

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

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

4.1
Indenture dated as of September 16, 2014 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amended and Restated Credit Agreement dated as of August 28, 2014 among EnPro Industries, Inc., Coltec Industries Inc, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Registration Rights Agreement dated as of September 16, 2014 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Best Holdings I, Inc., Coltec Industries Inc, Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, Garlock Pipeline Technologies, Inc., GGB LLC, GGB, Inc., Kenlee Daytona LLC, SD Friction, LLC, Stemco Holdings, Inc., STEMCO Kaiser Incorporated, Stemco LP, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

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