Form 10-K
period 2014-12-31
ENPRO INDUSTRIES, INC
filed 2015-02-25
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2014 was $1,729,571,463. As of February 20, 2015, there were 24,200,666 shares of common stock of the registrant outstanding, which includes 199,376 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share. The terms “convertible debentures” and “debentures” mean the 3.9375% Convertible Senior Debentures due 2015 issued by the Company in October 2005. The term "senior notes" means the 5.875% Senior Notes due 2022 issued by the Company in September 2014.
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2014, we had 63 primary manufacturing facilities located in 13 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
Our sales by geographic region in 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in millions)
United States	$674.1	$620.3	$654.2
Europe	315.9	308.6	305.0
Other	229.3	215.3	225.0
Total	$1,219.3	$1,144.2	$1,184.2

On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “– Contingencies, Subsidiary Bankruptcy” and “– Contingencies, Asbestos,” and Notes 18 and 19 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the years ended December 31, 2014, 2013 and 2012 as follows:

	2014	2013	2012
	(in millions)
United States	$125.9	$122.8	$123.6
Europe	14.6	21.2	17.3
Other	100.1	100.8	99.2
Total	$240.6	$244.8	$240.1

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

Acquisitions and Dispositions
On February 12, 2015, we acquired the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry for $29 million in cash. ATDynamics will become part of EnPro’s Stemco division within the Sealing Products segment. ATDynamics, headquartered in Hayward, California, is the leading designer and manufacturer of a suite of clean technology products engineered to reduce fuel consumption in the global freight transportation industry. The purchase price allocation is still subject to the completion of the valuation of certain assets and liabilities as well as the purchase price adjustments pursuant to the acquisition agreement.
In December 2014, we acquired Fabrico, Inc. ("Fabrico"), a privately-held company offering mission-critical components for the combustion and hot path sections of industrial gas and steam turbines. The business is headquartered in Oxford, Massachusetts with additional facilities in Charlton, Massachusetts and Greenville, South Carolina. The addition of Fabrico significantly expands our presence and scale in the land-based turbine seal and combustion market.
In March 2014, we acquired the remaining interest of the Stemco Crewson LLC joint venture. We now own all of the ownership interests in Stemco Crewson LLC. The joint venture was formed in 2009 with joint venture partner Tramec, LLC to expand our brake product offerings to include automatic brake adjusters. The purchase of the remaining interest in the joint venture will allow us to accelerate investment in new product development and commercial strategies focused on market share growth for these products.
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products. This acquisition adds an established Asian marketing presence and manufacturing facilities for our gasket and sealing products business.
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. The acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million.
In January 2013, we acquired certain assets and assumed certain liabilities of a small distributor of industrial seals in Singapore which is managed as part of the Garlock operations in the Sealing Products segment. The acquisition was paid for with $2.0 million of cash.
In April 2012, the Company acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”). Motorwheel is a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides related services to its customers, including product development, testing and certification. Motorwheel is managed as part of the Stemco operations in the Sealing Products segment. The business operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky. We paid for the Motorwheel acquisition with approximately $85 million of cash.
In December 2014, we sold substantially all of the assets and transferred certain liabilities of the GRT business unit. GRT, which was a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. It was previously managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses; $3.0 million of the sales proceeds being held in an escrow account for 18 months to fund indemnification payments, if any, to the buyer under the sale agreement. GRT reported net sales of $31.3 million, $30.1 million and $35.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Operations
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
Sealing Products Segment
Overview. Our Sealing Products segment includes three operating divisions, Garlock, Technetics and Stemco, that serve a wide variety of industries where performance and durability are vital for safety and environmental protection. Our products are used in many demanding environments, such as those characterized by high pressure, high temperature and chemical corrosion, and many of our products support critical applications with a low tolerance for failure.
The Garlock family of companies designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; and safety-related signage for pipelines.
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
Gar-Seal® brand PTFE-lined butterfly valves are used to control the flow of corrosive, abrasive or toxic media in the chemical processing industry.
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
Technetics Group designs, manufactures and sells high performance metal seals; elastomeric seals; bellows and bellows assemblies; pedestals for semiconductor manufacturing; and a wide range of polytetrafluoroethylene ("PTFE") products. These products are used in a variety of industries, including electronics and semiconductor, aerospace, land-based turbines, power generation, oil and gas, food and beverage and other industries. Brands include Helicoflex®, Belfab®, Feltmetal®, PlastomerTM, BioGuardianTM and Origraf®.
Stemco designs, manufactures and sells heavy-duty truck wheel-end component systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products; suspension components; and RF-based tire pressure monitoring and inflation systems and automated mileage collection devices, as well as trailer end fairings designed to increase fuel efficiency. Its products primarily serve the medium and heavy-duty truck market. Product brands include STEMCO®, STEMCO Kaiser®, STEMCO Duroline®, STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Sentinel®, Data Trac®, DataTrac®, QwikKit®, Centrifuse®, AerisTM, BAT RF® and TrailerTail®.
Garlock Sealing Technologies LLC (“GST LLC”) is one of three of our subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on the Petition Date. GST LLC is one of the businesses within our broader Garlock group. GST LLC and its subsidiaries operate five primary facilities, including facilities in Palmyra, New York and Houston, Texas. Because GST LLC and its subsidiaries remain wholly-owned indirect subsidiaries of ours, we have continued to include a description of their products, customers, competition, and raw materials in this segment discussion.
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 37% of sales delivered to customers outside the United States in 2014. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, ConMet, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2014, the largest customer accounted for approximately 7% of segment revenues.
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
Engineered Products Segment
Overview. Our Engineered Products segment includes two high performance industrial products businesses: GGB and Compressor Products International (CPI).
GGB designs, manufactures and sells self-lubricating, non-rolling, metal polymer, solid polymer, and filament wound bearing products, as well as aluminum bushing blocks for hydraulic applications. The bearing surfaces are made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. GGB's bearing products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and general industrial markets. GGB has approximately 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS™, HX™, EP™, SY™ and GAR-MAX™ names.
CPI designs, manufactures, sells and services components for reciprocating compressors and engines. These components, which include packing and wiper rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components are utilized primarily in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Mentor™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™, Liard™, ProFlo™, Neomag™, CVP™, XDC™, POPR™ and Protecting Compressors World Wide™.
Customers. The Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks worldwide, with approximately 73% of sales delivered to customers outside the United States in 2014. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2014, the largest customer accounted for approximately 2% of segment revenues.
Competition. GGB has a number of competitors, including Kolbenschmidt Pierburg AG, Saint-Gobain’s Norglide division, and Federal-Mogul Corporation. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery, and price. CPI competes against other component manufacturers and service providers, such as Cook Compression, Hoerbiger Corporation, Graco and numerous smaller component manufacturers. In the markets served by CPI, the primary competitive drivers are trusted solutions with personalized customer care, product quality, availability, engineering support, and price.
Raw Materials. GGB’s major raw material purchases include steel coil, bronze powder, bronze coil, PTFE and aluminum. GGB sources components from a number of external suppliers. CPI’s major raw material purchases include PTFE, polyetheretherketone (PEEK), compound additives, bronze, steel, and stainless steel bar stock. We believe all of these raw materials and components are readily available from various suppliers.

Power Systems Segment
Overview. Our Power Systems segment (formerly Engine Products and Services) designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse Engine™ brand name. Products in this segment include licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to our own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. The government and the general industrial market for marine propulsion, power generation, and pump and compressor applications use these products. We have been building engines for over 115 years under the Fairbanks Morse Engine™ brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Fairbanks Morse Engine has been a key supplier to the U.S. Navy for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 70 years.
Customers. Our Power Systems segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 12% of sales delivered to customers outside the United States in 2014. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., Electricite du France, EcoPetrol, and Exelon. In 2014, the largest customer accounted for approximately 13% of segment revenues.
Competition. Major competitors for our Power Systems segment include MTU, Caterpillar Inc., and Wartsila Corporation. Price, delivery time, engineering and service support, and engine efficiency relating to fuel consumption and emissions drive competition.
Raw Materials and Components. The Power Systems segment purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining into engines. In addition, we buy a considerable amount of precision-machined engine components. We believe all of these raw materials and components are readily available from various suppliers, but may be subject to long and variable lead times.
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
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of truck and trailer fleet information systems, the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics, and the development of power systems to meet current and future emissions requirements while improving fuel efficiencies.
Backlog
At December 31, 2014, we had a backlog of orders valued at $385.9 million compared with $293.8 million at December 31, 2013. Approximately 34% of the backlog, primarily at Fairbanks Morse Engine, is expected to be filled beyond 2015. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2014, 44 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Twenty-one of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse Engine licenses technology from MAN Diesel and its subsidiaries for certain of the four-stroke reciprocating engines it produces. The terms of the licenses vary by engine type. One set of licenses is set to expire on June 30, 2015, subject to negotiations to renew these licenses for a multi-year period. Licenses for the remaining engine types have terms, subject to potential renewal, expiring in 2018 or 2019. A loss of these licenses or a failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
We currently have approximately 4,900 employees worldwide in our continuing operations. Approximately 2,600 employees are located within the U.S., and approximately 2,300 employees are located outside the U.S., primarily in Europe, Canada and China. Approximately 16% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract termination dates from February 2017 to November 2018. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 1,000 additional employees worldwide.

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

•
possible changes in the value of the deconsolidated subsidiaries reflected in our financial statements. Our investment in GST is subject to periodic reviews for impairment. To estimate the fair value, the Company considers many factors and uses both discounted cash flow and market valuation approaches. The asbestos claims value is an important part of the value of that investment. The actual value will be determined in the Chapter 11 process, either through negotiations with claimant representatives or, absent a negotiated resolution, by the Bankruptcy Court after contested proceedings, and accordingly adverse developments with respect to the terms of the resolution of such claims may materially adversely affect the value of our investment in GST;

•
the uncertainty of the number and per claim value of pending and potential future asbestos claims. On the Petition Date, according to Garrison, there were more than 90,000 total asbestos claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those claims were not, in fact, pending mesothelioma claims. As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court and the filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. An estimation trial for the purpose of estimating the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013 and concluded on August 22, 2013. GST, on the one hand, and the claimants’ representatives, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offered a merits-based approach that focused on its legal defenses to liability and took account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The claimants’ representatives offered a settlement-based theory of estimation. On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. The judge's liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will increase that $125 million amount. Our recorded asbestos liability as of the Petition Date was $472.1 million. Until the second quarter of 2014, neither we nor GST endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate as of December 31, 2013 was $466.8 million. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. That amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million amount was determined based on an economic analysis of the feasibility of the proposed plan. The amended plan also provided that GST would pay in full unpaid claims that had been resolved by settlement or verdict prior to the Petition Date. GST estimates its aggregate liability for settled asbestos claims to be no more than $10 million. Given the decision of the Bankruptcy Court in January 2014 with respect to its estimate of GST’s liability for present and future mesothelioma claims at $125 million and GST’s filing of an amended plan of reorganization setting out its intention to fund a plan with total consideration of $285 million in May 2014, GST at that time believed that its ultimate payment to resolve all present and future asbestos claims against it would be no less than the $285 million set out in its proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed it appropriate to revise its liability estimate to the low end of the range between those two values and revised its estimate of its ultimate payment to resolve all present and future asbestos claims to $285 million. In January 2015, we announced that GST and we had reached agreement with the court-appointed legal representative of future asbestos claimants (the "Future Claimants' Representative") that includes a second amended proposed plan of reorganization. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST. As a result, GST believes the low end of the reasonably possible range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos liability to $337.5 million. Of GST’s estimate of liability of $337.5 million, $77.5 million represents contributions required under the January 2015 revised plan of reorganization to be made to a settlement facility to be established under the revised plan over seven years following the consummation of the plan. In addition, the revised plan of reorganization provides that, during the 40-year period following consummation of the revised plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of a litigation fund to be established under the plan to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST’s estimate of its ultimate asbestos liability of $337.5 million does not include any amount of these contingent supplementary contributions as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0;

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

•
the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs. During the course of the proceedings before the Bankruptcy Court, the claimant representatives have asserted that affiliates of GST, including the Company and Coltec, should be held responsible for the asbestos liabilities of GST under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the bankruptcy court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion. Under GST’s revised plan of reorganization and pursuant to an agreement that we have reached with GST, all claims against affiliates based on GST asbestos claims, including any corporate veil piercing, alter ego or other derivative claims, are settled in exchange for the payment of $30 million by Coltec and other consideration under the plan; and

•
the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings. Through December 31, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $118.5 million. We have recorded an additional $7.2 million in case-related fees and expenses incurred directly by EnPro and Coltec.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook,” “– Contingencies – Asbestos” and “– Contingencies – Subsidiary Bankruptcy,” and Notes 18 and 19 to our Consolidated Financial Statements, included in this report.
We cannot assure you that GST will be able to obtain Bankruptcy Court approval of its revised plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein or what the final terms of such plan will be at consummation, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
On January 14, 2015, GST filed a revised plan of reorganization that provides for (a) the resolution of present and future asbestos claims against GST, and (b) administrative and litigation costs. The plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. The revised plan of reorganization provides for the establishment of two facilities-a settlement facility (which would receive contributions of $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million plus interest over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.5 million. GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the revised plan provides that if the actual amount is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Under the terms of the plan, EnPro would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
The revised plan has not yet been confirmed by the Bankruptcy Court (and other necessary approvals have not been obtained), and there is no certainty that the Bankruptcy Court will confirm the plan (or grant other necessary preliminary approvals) or that the conditions to effectiveness of the plan will be satisfied or waived. The failure of the plan to be confirmed and/or to be consummated could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to GST and to us. Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, objections and other challenges to the confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. The process of confirming the plan or an alternative plan of reorganization generally mandates that certain requirements, including with respect to the adequacy of disclosure and solicitation of acceptances, must be met. Under the Bankruptcy Code, to confirm a plan of reorganization, a bankruptcy court must conclude, among other things, that (i) the plan has been proposed in good faith and not by any means forbidden by law; (ii) confirmation of the plan is not likely be followed by a liquidation or need for further financial reorganization, (iii) the value of distributions to non-accepting holders of claims within a particular class under such plan will not be less than the value of distributions such holders would receive under Chapter 7 liquidation, and (iv) each class of claims that is impaired by the plan has accepted the plan. In addition, even if all classes of impaired claims have not accepted a plan, a bankruptcy court may nevertheless confirm a plan so long as (i) at least one impaired class has accepted such plan and (ii) such plan does not discriminate unfairly and is fair and equitable with respect to each impaired class of claimants that has not accepted such plan.
GST contends that all classes of claims, including asbestos claims, are not impaired under the second amended plan because the plan provides for payment in full of the allowed amounts of all claims and does not otherwise alter the rights of holders of claims. GST further contends that, because the Bankruptcy Code provides that classes of unimpaired claims are deemed to accept a plan, the Bankruptcy Court may confirm the plan without soliciting formal acceptance of classes of creditors, including the class of present asbestos claims. If the Bankruptcy Court disagrees with GST and determines that the class of present asbestos claims is impaired under the second amended plan and if such class does not accept the plan, GST believes that the Bankruptcy Court may nevertheless confirm such plan because the Bankruptcy Court may conclude that the support of the Future Claimants' Representative on behalf of the class of future claimants provides an accepting impaired class and the plan does not discriminate unfairly and is fair and equitable to the class of present asbestos claimants. There can be no assurance, however, that the Bankruptcy Court will accept GST’s contentions and confirm the second amended plan or that, if the Bankruptcy Court does confirm the plan, that the Bankruptcy Court’s order doing so will be upheld on appeal. If the second amended plan is not confirmed and an alternative reorganization plan and/or settlement cannot be agreed upon, the ultimate outcome and the timing of resolution of the case would be highly uncertain. In that circumstance, there remains a possibility that the Bankruptcy Court’s liability estimate could be reversed on appeal and subsequently revised, and that GST could eventually be forced to liquidate, although we believe an eventual GST liquidation to be highly unlikely. However, we cannot assure you that GST will not have to liquidate, and that, in the event of reversal on appeal of the liability estimate, GST's assets will be sufficient to satisfy all claims against it, in which case claims that would otherwise have been resolved under GST's second amended plan may be brought against us.
Accordingly, we cannot assure you that GST will be able to obtain necessary Bankruptcy Court approval of the second amended plan or that the plan will be consummated or that the terms and conditions of any reorganization plan that may ultimately be consummated will be similar to the plan. In addition, in each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for potential future claimants. In the absence of such a consensual arrangement, the GST asbestos claims resolution process remains uncertain and could take an undetermined time to complete and could materially adversely affect us in other ways.

Even if the amended proposed plan of reorganization is confirmed, we may be subject to claims that were not settled or discharged in GST’s bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.
We expect that substantially any GST asbestos-related claims that arose prior to the Petition Date and that might be asserted against us as an affiliate of GST will be resolved and settled during GST’s Chapter 11 proceedings. Pursuant to the revised plan of reorganization, the provisions of the plan would constitute a good-faith resolution of any such claims by asbestos claimants against GST and against us to the extent arising from GST’s products or operations, and the entry of the order confirming the plan will constitute the Bankruptcy Court’s approval of such resolution of all such claims. Circumstances in which claims and/or other obligations against us that arose prior to the Petition Date that would otherwise be settled as part of the plan may not be discharged include instances where particular claimants are found to have received inadequate notice of the plan and/or the proposed treatment of asbestos claims embodied therein, where the claim is not derivative of the liability of GST, such as where those claims are against our subsidiaries other than GST based upon allegations of exposure to asbestos contained in their products, or where claimants have made workers' compensation claims based on allegations of exposure to asbestos during the course of their employment. Prior to the Petition Date, several thousand of those claims against Coltec were dismissed without payment. Several thousand others were pending on the Petition Date but were stayed by the Bankruptcy Court during the pendency of GST's bankruptcy proceeding but would not be discharged under the terms of GST LLC’s amended plan of reorganization. Coltec has never paid any indemnity dollars to resolve any such claim, but there can be no assurance that it will not be required to pay such a claim in the future.
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
The marketing success of many of our businesses in the U.S. and abroad depends largely upon our independent agents’ and distributors’ sales and service expertise and relationships with customers in our markets. Many of these agents have developed strong ties to existing and potential customers because of their detailed knowledge of our products. A loss of a significant number of these agents or distributors, or of a particular agent or distributor in a key market or with key customer relationships, could significantly inhibit our ability to effectively market our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased costs for raw materials, the termination of existing supply agreements or disruptions of our supply chain could have a material adverse effect on our business.
The prices for some of the raw materials we purchase increased in 2014. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
Claims could arise relating to products or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, we could potentially be subject to the liabilities related to environmental liabilities associated with the pre-1983 operations of Crucible Steel Corporation a/k/a Crucible, Inc., the firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. Coltec has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with Coltec’s periods of ownership of those operations.
We have insurance, reserves, and funds held in trust to address some of these liabilities. However, if our insurance coverage is depleted, our reserves are not adequate, or the funds held in trust are insufficient, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2014, we derived approximately 45% of our net sales from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

•	unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;

•	adverse changes in foreign tax, legal and regulatory requirements;

•	difficulty in protecting intellectual property;

•	trade protection measures and import or export licensing requirements;

•	cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;

•	differing labor regulations;

•	political and economic instability, including instabilities associated with European sovereign debt uncertainties and the future continuity of membership of the European Union; and

•	acts of hostility, terror or war.
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
We believe that proprietary products and technology are important to our success. If we are unable to adequately protect our intellectual property and know-how, our business and prospects could be negatively impacted. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-

compete and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patents issued to third parties, whether before or after the issue date of our patents, could render our intellectual property less valuable. Questions as to whether our competitors’ products infringe our intellectual property rights or whether our products infringe our competitors’ intellectual property rights may be disputed. In addition, intellectual property rights may be unavailable, limited or difficult to enforce in some jurisdictions, which could make it easier for competitors to capture market share in those jurisdictions.
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
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST;

•	an impairment of goodwill at our Compressor Products International reporting unit or other business;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability or environmental claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
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
Risks Related to Our Capital Structure
Our debt agreement and the indenture governing our senior notes impose limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.
The agreement governing our senior secured revolving credit facility and the indenture governing the senior notes impose limitations on our operations, such as limitations on certain restricted payments, investments, incurrence or repayment of indebtedness, and maintenance of a consolidated net leverage ratio and an interest coverage financial ratio. In addition, the indenture governing our senior notes contains limitations on certain restricted payments, investments and incurrence or repayment of indebtedness. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to fund a required repurchase the senior notes upon a change of control.
Upon a change of control, as defined under the indenture governing the senior notes and includes events that may be beyond our control, the holders of the senior notes have the right to require us to offer to purchase all of the senior notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. In order to obtain sufficient funds to pay the purchase price of the outstanding notes, we expect that we would have to refinance the senior notes. We cannot assure you that we would be able to refinance the senior notes on reasonable terms, if at all. Our failure to offer to purchase all outstanding notes or to purchase all validly tendered notes would be an event of default under the indenture governing the senior notes. Such an event of default may cause the acceleration of our other debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 63 primary manufacturing facilities in 13 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)

U.S.
Palmyra, New York*	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	160,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	120,000
Beloit, Wisconsin	Power Systems	Owned	433,000
Foreign
Mexico City, Mexico*	Sealing Products	Owned	131,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.
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

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. The timing of the decision with respect to GGB France's writs of response is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.

Trent Tube
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and valued them at $750,000 for our internal purposes in 2013 when we accrued the $6.3 million liability. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
Lower Passaic River Study Area of the Diamond Alkali Superfund Site
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have contingent liability relating to the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. During the fourth quarter of 2014, we accrued a liability of $3.5 million related to environmental remediation costs associated with the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs. Based on our evaluation of the site, we are unable to estimate the upper end of a range of reasonably possible costs. Our actual remediation costs could be significantly greater than the $3.5 million we accrued.
Onondaga Lake Superfund Site
Based on our prior ownership of Crucible, we may have contingent liability relating to the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it had claims against Coltec related to investigation and remediation at the Onondaga Site. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	54	President, Chief Executive Officer and Director
Alexander W. Pease*	44	Senior Vice President and Chief Financial Officer
Kenneth D. Walker	45	Senior Vice President and Chief Operating Officer
Steven R. Bower	56	Vice President, Controller and Chief Accounting Officer
Todd L. Anderson	45	President, Stemco
David S. Burnett	48	Vice President, Treasury and Tax
J. Milton Childress II*	57	Vice President, Strategic Planning and Business Development
Jon A. Cox	48	Group President, Stemco and Chief Innovation Officer, EnPro
William A. Favenesi	51	President, CPI
David K. Fold	52	Director of Accounting and Financial Reporting and Principal Accounting Officer
Gilles Hudon	54	President, Technetics Group
Robert S. McLean	50	Vice President, General Counsel and Secretary
Marvin A. Riley	40	President, Fairbanks Morse Engine
Susan E. Sweeney	51	President, GGB
Eric A. Vaillancourt	51	President, Garlock
__________________
*Mr. Pease has provided us with notice of his resignation as Senior Vice President and Chief Financial Officer effective on March 31, 2015. The Board of Directors has appointed Mr. Childress to serve as Senior Vice President and Chief Financial Officer effective upon the effective date of Mr. Pease’s resignation of those positions.

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

Kenneth D. Walker is currently Senior Vice President and Chief Operating Officer and has held this position since November 2014. Mr. Walker served as President, Compressor Products International division, from September 2013 to November 2014 with additional responsibility as President, Engineered Products Segment of EnPro, which included both GGB and Compressor Products International. Before that, Mr. Walker was President, GGB division, after having served as Corporate Vice President, Continuous Improvement for EnPro, 2009 to 2010, Vice President and General Manager of GGB Americas from 2006 through 2009, as Vice President and General Manager of Plastomer Technologies from 2003 through 2006, and as Vice President, Sales and Marketing at Plastomer Technologies from 2001 to 2002. Prior to joining Plastomer Technologies, Mr. Walker worked in a variety of business development and general management roles at G5 Technologies and W. L. Gore & Associates.

Todd L. Anderson is currently President, Stemco division, and has held this position since April 2014, after having previously served as Vice President, Garlock Pipeline Technologies division from August 2011 to April 2014.  Mr. Anderson first joined the Stemco division in 1994 and became Stemco's Vice President, Engineering in 1999.  He then served as Vice President, Operations from 2004 to 2008 before becoming Vice President and General Manager of Stemco Kaiser in February 2008 until his move to Garlock Pipeline Technologies in August 2011.

Steven R. Bower is currently Vice President, Controller and Chief Accounting Officer and has held this position since joining the Company in October 2014. Immediately prior to joining the Company, Mr. Bower was Corporate Controller of Polymer Group, Inc. (PGI) from July 2014 through October 2014. Prior to joining PGI, Mr. Bower was Vice President, Finance and Accounting and Corporate Secretary for HITCO Carbon Composites, Inc., (a subsidiary of SGL Group), from April 2003 to February 2014. Prior to HITCO, Mr. Bower served at SGL’s global headquarters in Germany as Controller - Central Planning and Coordination, from July 2001 to April 2003; and prior to that; as Corporate Controller - North America from August 1996 to June 2001. Prior to his positions with SGL Group; Mr. Bower served Collins & Aikman Corporation and its predecessor companies from November 1989 through August 1996 in accounting, public reporting and investor relations roles. Prior to Collins & Aikman, Mr. Bower was with Price Waterhouse LLP from July 1983 through November 1989, where he departed as an Audit Manager. Mr. Bower is both a Certified Public Accountant and a Certified Management Accountant.

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

Jon A. Cox is currently Group President, Stemco Group, and Chief Innovation and Information Officer for EnPro. He was appointed to this position in February 2014. Prior to this, Mr. Cox was Division President of the Stemco division from May 2007. Mr. Cox joined the Stemco division in 1995 as its Vice President of Engineering, was promoted to global Vice President of Engineering of the Garlock division in 1999 and promoted to serve as Vice President and General Manager of Garlock’s Klozure business unit in 2004. Prior to joining Stemco, Mr. Cox’s career began with Federal-Mogul Corporation where he spent 11 years in increasing roles of responsibility in the engineering group.

William A. Favenesi is currently President, CPI division, and has held this position since November, 2014. Mr. Favenesi served as Vice President of Global Commercial Development at CPI from October 2013 to November 2014 and served as Vice President at Technetics from August 2011 to October 2013. From May 2005 to August 2011, he held positions of increasing responsibility in sales and marketing for Garlock Helicoflex/Garlock HPS (now Technetics Group). Prior to joining EnPro, he served in various international sales management roles for The Lee Company and Advanced Products Company. Mr. Favenesi began his career as an officer in the U.S. Air Force where he flew EF-111A/F-111A aircraft.

David K. Fold is currently Principal Accounting Officer and Director of Accounting and Financial Reporting of EnPro and has held this position since July, 2014. Mr. Fold served as Director of Accounting and Financial Reporting from December, 2001 to July, 2014. Prior to joining EnPro, Mr. Fold held a number of positions in the accounting, tax and internal audit functions at United Dominion Industries, Inc. from 1992 to 2001. Prior to United Dominion Industries, Mr. Fold was an audit manager at KPMG LLP. Mr. Fold is a Certified Public Accountant.

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

Marvin A. Riley is currently President, Fairbanks Morse Engine division, and has held this position since May 2012. Prior to that Mr. Riley served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing and held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

Susan E. Sweeney is currently President, GGB division, and has held this position since September 2013. In 2014, she was conferred an Ed.D degree in Organizational Leadership. Dr. Sweeney served as Vice President of Global Operations GGB from November 2011 to September 2013 and served as Director of Operations, North America GGB from April 2010 to November 2011 Prior to joining EnPro, she held positions of increasing responsibility with General Motors Corp. from 1985 to 2009.

Eric A. Vaillancourt is currently President, Garlock division, and has held this position since November 2014. Mr. Vaillancourt served as President, Garlock Sealing Products from June 2012 to November 2014 and as Vice President, Sales and Marketing of the Garlock division from 2009 to 2012. Prior to joining EnPro, Mr. Vaillancourt held positions of increasing responsibility with Bluelinx Corporation from 1988 to 2009, culminating in his position as Regional Vice President North-Sales and Distribution. Mr. Vaillancourt completed Harvard Management Program in 2014.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of February 20, 2015, there were 3,737 holders of record of our common stock. The price range of our common stock from January 1, 2013 through December 31, 2014 is listed below by quarter:

	Low Sale Price	High Sale Price
Fiscal 2014:
Fourth Quarter	$57.15	$67.78
Third Quarter	60.32	75.08
Second Quarter	66.59	75.78
First Quarter	56.30	80.00
Fiscal 2013:
Fourth Quarter	$53.39	$61.24
Third Quarter	51.01	60.56
Second Quarter	44.76	51.74
First Quarter	41.03	51.37

We did not declare any cash dividends to our shareholders during 2013 or 2014. On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on our common stock and declared a cash dividend of $0.20 per share payable on March 16, 2015 to shareholders of record at the close of business on March 2, 2015. For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2014.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2014	14	(1)	$72.95	(1)	—	—
	25	(1)	$60.88	(1)
November 1 – November 30, 2014	—		—		—	—
December 1 – December 31, 2014	646	(1)	$63.29	(1)	—	—
Total	685	(1)	$63.40	(1)	—	—

(1)
A total of 685 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec, which is a wholly owned subsidiary of EnPro, furnished these shares in exchange for management and other services provided by EnPro. With respect to the 646 shares deemed purchased in December, these shares were valued at a price of $63.29 per share, the average of the high and low trading price of our common stock on December 31, 2014. With respect to the 14 shares and 25 shares deemed purchased in October in connection with the correction of an administrative error with respect to deferrals which should have occurred on June 30, 2014 and September 30, 2014, these shares were valued at a price of $72.95 and $60.88 per share, respectively, the average of the high and low trading price of our common stock on June 30, 2014 and September 30, 2014, respectively. The total average price paid per share reported in column (b) is the weighted average per share price. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers (the “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., Clarcor, Inc., and Circor International, Inc.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2009, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2009, and continuing through December 31, 2014. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Enpro Industries, Inc., the Russell 2000 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Enpro Industries, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from, and should be read together with, our audited Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (2)	2010 (3)(4)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,219.3	$1,144.2	$1,184.2	$1,105.5	$865.0
Income from continuing operations	$22.0	$27.4	$41.0	$44.2	$61.3
Balance Sheet Data:
Total assets	$1,604.0	$1,398.3	$1,370.9	$1,252.1	$1,148.3
Long-term debt (including current portion)	$321.1	$165.1	$185.3	$150.2	$135.8
Notes payable to GST	$271.0	$259.3	$248.1	$237.4	$227.2
Per Common Share Data – Basic:
Income from continuing operations	$0.95	$1.31	$1.99	$2.15	$3.01
Per Common Share Data – Diluted:
Income from continuing operations	$0.85	$1.17	$1.90	$2.06	$2.96
______________________________________________________________________________________________________

(1)	For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2014, 2013 and 2012, see Item 1. Business-Acquisitions and Dispositions.

(2)
In August 2011, we acquired certain assets and assumed certain liabilities of PI Bearing Technologies, a privately held manufacturer of bearing blocks and other bearing products used in fluid power applications, and a distributor of high performance plain bearing products used in industrial applications. The business is part of our Engineered Products segment. In July 2011, we acquired Tara Technologies, a privately-held company that offers highly engineered products and solutions to the semiconductor, aerospace, energy and medical markets. The business is part of our Sealing Products segment. In February 2011, we acquired the Mid Western group of companies, a privately-owned business primarily serving the oil and gas drilling, production and processing industries of western Canada. Mid Western services and rebuilds reciprocating compressors, designs and installs lubrication systems, and services and repairs a variety of other equipment used in the oil and gas industry. The business is part of our Engineered Products segment. In February 2011, we acquired the business of PSI, a privately-owned group of companies that manufacture products for the safe flow of fluids through pipeline transmission and distribution systems worldwide. The PSI business primarily serves the global oil and gas industry and water and wastewater infrastructure markets. The business’s products include flange sealing and flange isolation products; pipeline casing spacers/isolators; casing end seals; the original Link-Seal® modular sealing system for sealing pipeline penetrations into walls, floors, ceilings and bulkheads; hole forming products; manhole infiltration sealing systems; and safety-related signage for pipelines. The business is part of our Sealing Products Segment. In January 2011, we acquired certain assets and assumed certain liabilities of Rome Tool & Die, Inc., a leading supplier of steel brake shoes to the North American heavy-duty truck market. The business is part of our Sealing Products segment. We paid for the acquisitions completed during 2011 with $228.2 million in cash, which included $99.2 million for the purchase of PSI. Additionally, there were approximately $2.2 million of acquisition-related costs recorded during 2011.

(3)
During the fourth quarter of 2009, the Company announced its plans to sell the Quincy Compressor business (“Quincy”) that had been reported within the Engineered Products segment and completed the sale in the first half of 2010. The purchase price for the assets and equity interests sold was $189.1 million in cash. The purchaser also assumed certain liabilities of Quincy. The sale resulted in a gain of $147.8 million ($92.5 million, net of tax).

(4)
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in an asbestos claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. As a result of the deconsolidation of GST, we conducted an analysis to compare the fair market value of GST to its book value. Based on this analysis, we recognized a $54.1 million non-cash pre-tax gain on the deconsolidation of GST in the second quarter of 2010. The fair value of GST, net of taxes on the gain on deconsolidation, was recorded at $236.9 million.

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
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; heavy-duty truck wheel-end component systems, including brake products, brake drums, suspension products and tire pressure management products; bellows and bellows assemblies; pedestals for semiconductor manufacturing; and PTFE products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
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
Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services. Effective the first quarter of 2014, we changed the name of what had previously been called the Engine Products and Services segment to the Power Systems segment to more accurately reflect that the segment’s products are the principal components of systems that generate electric power and other types of energy. There was no change to the composition of this segment and there is no impact on the sales, segment profit, assets or cash flows of the previously reported segment.

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
The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2014 and 2013, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 18 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a revised plan of reorganization. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan. On January 14, 2015, GST filed the revised plan of reorganization which provides for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The revised plan of reorganization provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from our consolidated subsidiary, Coltec Industries Inc (“Coltec”), upon consummation of the plan and additional contributions by GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.5 million. GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the revised plan provides that if the actual amount is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund.
The revised plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations. The revised plan has not yet been confirmed by the Bankruptcy Court (and other necessary approvals have not been obtained), and there is no certainty that the Bankruptcy Court will confirm the plan (or grant other necessary preliminary approvals) or that the conditions to effectiveness of the plan will be satisfied or waived.
As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30 million accrual for this liability in our 2014 results.
During 2014, 2013, and 2012, we completed a number of acquisitions and a disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.
We completed our required annual impairment test of goodwill as of October 1, 2014. The estimated fair value of our Compressor Products International ("CPI") reporting unit, included in our Engineered Products segment, exceeded its book value by 10%, 24% and 10%, in 2014, 2013 and 2012, respectively. There is $51.2 million of goodwill allocated to CPI. The fair value of the CPI reporting unit was calculated using both discounted cash flow and market valuation approaches. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and a discount rate of 9.6%. The discount rate we use is based on our weighted average cost of capital. For the market approach, we chose a group of 14 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business. For sensitivity purposes, a 100-basis-point increase in the discount rate would result in the valuation of this reporting unit exceeding its 2014 book value by 5%. Conversely, a 100-basis-point decrease in the discount rate would result in the valuation of this reporting unit exceeding its 2014 book value by 19%.
The future cash flows modeled for CPI are dependent on certain ongoing cost saving restructuring initiatives to remove some labor and facilities cost from our future cost structure and a customer-focused organizational realignment to identify price and volume opportunities. These initiatives were both launched in prior years and are being modified on an ongoing basis to address market circumstances, including recent declines in supplying customers in the oil and gas market. There is uncertainty associated with the savings opportunities to be realized by these restructuring initiatives, and therefore only a portion of these opportunities were forecasted in the future cash flow model utilized for goodwill impairment testing. Further deterioration affecting customers in the oil and gas markets may adversely affect future cash flows for CPI to an extent exceeding savings opportunities from our initiatives, and we will continue to monitor developments in this market and CPI’s operating results in evaluating the goodwill associated with CPI.
We are dependent on the strength of our customers and their respective industries to achieve sales forecasted for 2015. Except for 2015, which is based on a detailed forecast, the remaining years in the cash flow model are based on the 2015 forecast, adjusted for assumed macro-economic forecasts for Industrial Production changes at each of our major geographic markets per the DuPont Economic outlook as of September 2014. Since our products serve a variety of industries, Industrial Production is a good indicator for demand changes for our products and services. The nominal growth rates for 2016 and beyond, are approximately 4%, 3%, and 9% for North America, Europe, and Asia, respectively.
Management believes that all assumptions used were reasonable based on historical operating results and expected future trends. However, if future operating results are unfavorable as compared with forecasts, the results of future goodwill impairment evaluations could be negatively affected.
We determined all other reporting units had fair values substantially in excess of carrying values and there were no subsequent indicators of impairment through December 31, 2014.
Outlook

OEM order activity remains firm in our semiconductor, aerospace and trucking markets, and we have a healthy first quarter backlog and order rate in the Power Systems segment. Our automotive and general industrial markets are also strong at this point in the year as consumers have benefited from lower gasoline prices and an improving U.S. economy. However, economic volatility outside of North America and slowing project and maintenance spending in the oil and gas markets could result in lower demand levels in a few of our businesses. In addition, the weakening of the euro and other foreign currencies will likely have a negative translation effect on our sales and earnings for the year. Longer term, we expect continued benefits from our strategic growth initiatives including growth from recent and future strategic acquisitions.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions. We also benefit from certain tax incentives such as the U.S. deduction for domestic production activities, and credits for research and development. Based on the expected mix of domestic and foreign earnings in 2015, we anticipate our annual effective tax rate for 2015 will be between 30% and 34%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

We contributed $48.5 million to our U.S. defined benefit pension plans in 2014. This shift in contribution strategy was based in part on an increase in the PBGC variable-rate premiums, which are assessed on underfunded balances. Prefunding the plans should also reduce future net periodic pension cost, as plan assets generate higher absolute returns. We do not expect to make any contributions in 2015, based on currently available data, which is subject to change, and consultation with our actuaries. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.

We estimate annual pension expense for the full year of 2015 will be approximately $5.0 million, which would be $2.5 million more than in 2014. The expected increase in pension expense is primarily due to a lower discount rate used in the actuarial computations and updates to the actuarially determined mortality tables. The estimated 2015 pension expense is $7.3 million below 2013 pension expense due to significant contributions made during 2013 and 2014, and the strong returns on pension assets. These estimates are based on current assumptions and pension expense may increase in subsequent years if discount rates decline or other changes in actuarial assumptions increase the projected benefit obligation.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2015; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.
Results of Operations
The following table does not include results for GST and its subsidiaries after the day preceding the Petition Date. See Note 18 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Sales
Sealing Products	$664.3	$622.9	$609.1
Engineered Products	357.6	356.4	363.0
Power Systems	200.1	167.6	214.6
	1,222.0	1,146.9	1,186.7
Intersegment sales	(2.7)	(2.7)	(2.5)
Total sales	$1,219.3	$1,144.2	$1,184.2
Segment Profit
Sealing Products	$85.6	$97.1	$88.8
Engineered Products	26.8	17.6	20.5
Power Systems	28.5	14.0	39.2
Total segment profit	140.9	128.7	148.5
Corporate expenses	(42.9)	(33.3)	(32.3)
Asbestos settlement	(30.0)	—	—
Interest expense, net	(44.1)	(44.3)	(42.8)
Other income (expense), net	8.7	(15.3)	(9.9)
Income before income taxes	$32.6	$35.8	$63.5

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

Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense), net on our Consolidated Statements of Operations for the years ending December 31, 2014, 2013, and 2012 with the exception of $2.3 million, $6.7 million and $5.0 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other income (expense), net in the table above for the years ending December 31, 2014, 2013, and 2012 also includes $3.1 million, $6.6 million, and $7.2 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2014 Compared to 2013
Sales of $1,219.3 million in 2014 increased 6.6% from $1,144.2 million in 2013. The following table summarizes the impact of acquisitions, foreign currency, engine sales, and organic growth by segment:

Sales	Percent Change 2014 vs. 2013
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Organic	Total
EnPro Industries, Inc.	0.4%	—%	1.4%	4.8%	6.6%
Sealing Products	0.7%	0.2%	n/a	5.7%	6.6%
Engineered Products	—%	(0.2)%	n/a	0.5%	0.3%
Power Systems	—%	—%	9.8%	9.6%	19.4%

Following are key points regarding changes in sales for 2014 compared to 2013:

•	Increased organic sales in all segments

•	Increased engine sales in the Power Systems segment

•	The acquisitions in 2014 included in the Sealing Products segment
Segment profit, management’s primary measure of how our operations perform, increased 9.5% to $140.9 million in 2014 from $128.7 million in 2013. Favorable volume and selected price increases generated $30.8 million. These favorable changes were partially offset by higher selling, general and administrative costs.
Corporate expenses for 2014 increased by $9.6 million compared to 2013. The increase was primarily driven by an increase in employee medical costs ($3.4 million), employee incentive compensation ($3.0 million), information technology costs ($2.1 million) and salaries/severance ($1.5 million).
On January 14, 2015, GST filed a revised plan of reorganization that established a settlement facility which would receive $220 million from GST and $30 million from our consolidated subsidiary, Coltec, upon consummation of the plan and additional contributions from GST over the next seven years. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30 million charge to establish this liability in our 2014 results.
Net interest expense in 2014 was $44.1 million compared to $44.3 million in 2013. The overall decrease of $0.2 million was due to a reduction in the aggregate principal of convertible debentures outstanding following the privately negotiated exchange transactions completed in March 2014 and June 2014 and tender offer completed in September 2014 ($6.4 million) and lower interest due to lower borrowings against the senior secured revolving credit facility ($0.6 million) partially offset by interest on our 5.875% senior notes ($5.3 million) and increases in interest on the note payable to GST because of capitalized payment-in-kind interest ($1.3 million).
Other income (expense), net in 2014 was $8.7 million of income compared to $15.3 million of expense in 2013. The change was due primarily to the gain on sale of our GRT business unit in 2014 ($27.7 million), decreased legal and other fees as activity related to GST's asbestos claims resolution process slowed ($3.1 million), and lower additions to environmental reserves ($1.8 million), partially offset by losses on the convertible debenture exchange and tender offer transactions in 2014 ($10.0 million).
Income tax expense in 2014 was $10.6 million, resulting in an annual effective tax rate of 32.4%. This is compared to $8.4 million of tax expense in 2013, which resulted in an annual effective tax rate of 23.4%. The effective tax rate in 2013 reflected a discrete benefit related to the January 2013 passage of the American Taxpayer Relief Act of 2012, which retroactively extended previously expired tax provisions. As a result, the entire 2012 benefit of these expired provisions was recorded in January 2013 ($1.6 million). The effective tax rate in 2014 is lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed. In addition, we historically have benefited from income tax incentives such as the U.S. deduction for domestic production activities ($1.6 million) and various credits for research and development ($1.3 million).
Net income was $22.0 million, or $0.85 per share, in 2014 compared to $27.4 million, or $1.17 per share, in 2013. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales increased 6.6% to $664.3 million in 2014 from $622.9 million in 2013. Excluding the benefit of acquisitions ($4.8 million) and favorable foreign exchange ($1.2 million), sales were up 5.7% or $35.4 million. Higher demand in Stemco's North American heavy-duty truck market ($27.2 million), Technetics Group's semiconductor ($8.5 million) and aerospace ($3.4 million) markets, and Garlock's China market ($2.2 million) more than offset lower volumes at the remaining consolidated Garlock operations ($8.8 million) due to lower demand in oil and gas markets.
Segment profit decreased 11.8% to $85.6 million in 2014 from $97.1 million in 2013. At consolidated Garlock, profits declined $14.2 million due to lower oil and gas market volumes ($6.2 million), increased manufacturing costs due to rework and wage increases ($1.9 million), restructuring costs ($1.4 million) and increases to bad debt and excess inventory reserves. At Technetics Group, profits were down $2.1 million as higher volume ($5.3 million) was more than offset by headcount increases ($3.7 million) and the non-recurrence of R&D subsidies ($2.4 million) and the release of an acquisition earn-out provision ($2.0 million) in 2013. Stemco profits increased by $4.7 million as higher volume-related income ($12.2 million) was partially offset by increased manufacturing costs primarily due to investment in establishing its centralized distribution center ($4.8 million) and higher administrative costs. Operating margins for the segment decreased to 12.9% in 2014 from 15.6% in 2013.
Engineered Products. Sales increased 0.3% to $357.6 million in 2014 from $356.4 million in 2013. Excluding foreign exchange effects, sales were up 0.5% or $1.9 million. At GGB, sales were up $6.1 million primarily due to volume increases in European industrial markets ($2.4 million), global automobile markets ($2.6 million), and European and Latin American renewable energy markets ($1.6 million) in addition to selected price increases of $2.0 million. Lower fluid power market volumes ($3.0 million) partially offset these increases. At CPI, weakness in North American oil and gas markets ($5.0 million) were only partially offset by price increases ($1.7 million).
Segment profit increased 52% to $26.8 million in 2014 from $17.6 million in 2013. Excluding foreign exchange effects, profit was up 50% or $8.8 million. At GGB, higher volumes ($2.4 million), price increases ($2.0 million) and lower procurement and production costs ($3.2 million) were partially offset by higher headcount, software amortization and other administrative costs ($3.6 million). At CPI, lower volumes ($2.7 million) and higher administrative costs ($1.1 million) were more than offset by price increases ($1.7 million), lower manufacturing costs ($2.8 million) and reduced restructuring costs ($4.8 million). Operating margins for the segment increased to 7.5% in 2014 from 4.9% in 2013.
Power Systems. Sales increased 19.4% to $200.1 million in 2014 from $167.6 million in 2013 from increased engine sales ($16.3 million) primarily due to the shipment of three engines in 2014 recognized under the completed contract method and higher parts and service revenue ($16.2 million).
Segment profit increased 104% to $28.5 million in 2014 from $14.0 million in 2013. The increase in segment profit was primarily due to the shipment of three engines in 2014 recognized under the completed contract method, higher parts and service volumes ($6.7 million), lower procurement and production costs ($4.0 million), lower warranty expense ($1.0 million), and an early retirement program expense in 2013 ($2.0 million), partially offset by increased R&D spend ($3.5 million) and increased information technology costs ($1.5 million). Operating margins for the segment increased to 14.2% in 2014 from 8.4% in 2013.
2013 Compared to 2012
Sales of $1,144.2 million in 2013 decreased 3.4% from $1,184.2 million in 2012. The following table illustrates the effects of key factors resulting in the change in sales by segment:

Sales	Percent Change 2013 vs. 2012
increase/(decrease)	Acquisitions	Foreign Currency	Engine Revenue	Other	Total
EnPro Industries, Inc.	1.4%	0.6%	(2.6)%	(2.8)%	(3.4)%
Sealing Products	2.7%	0.7%	n/a	(1.1)%	2.3%
Engineered Products	—%	0.8%	n/a	(2.6)%	(1.8)%
Power Systems	—%	—%	(14.5)%	(7.4)%	(21.9)%
Following are key points regarding changes in sales for 2013 compared to 2012:

•
The acquisition of Motorwheel in April 2012 and the acquisition of certain assets and assumption of certain liabilities of a small distributor of industrial seals in January 2013; both included in the Sealing Products segment.

•	Favorable foreign currency exchange rate fluctuations in 2013 compared to 2012.

•	Lower revenues in the Power Systems segment, which is discussed further in the discussion of segment results following.
Segment profit decreased 13% to $128.7 million in 2013 from $148.5 million in 2012. Earnings from acquisitions contributed $2.7 million, favorable exchange fluctuations increased segment profit $1.0 million, and selected price increases generated $11.2 million. These favorable changes were more than offset by volume reductions of $23.7 million and increased costs of $11.0 million.
Corporate expenses for 2013 increased by $1.0 million compared to 2012. The increase was primarily driven by an increase in workers' compensation costs ($0.4 million), employee incentive compensation ($0.7 million), salaries/severance ($0.9 million), travel costs ($0.5 million) and board of directors expenses ($0.4 million), partially offset by lower employee medical costs ($2.6 million).
Net interest expense in 2013 was $44.3 million compared to $42.8 million in 2012. The increase was due to an increase in the note payable to GST because of capitalized PIK interest partially offset by lower borrowings against the senior secured revolving credit facility.

Other expense, net in 2013 was $15.3 million compared to $9.9 million in 2012. The increase was due to higher environmental reserves ($5.1 million) and increased legal and intercompany management fees as activity in relation to GST's asbestos liability estimation trial increased ($1.7 million), partially offset by lower health-care and other benefits expense relating to previously owned businesses ($3.0 million).
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
Segment profit increased to $97.1 million in 2013 from $88.8 million in 2012. Excluding the benefit from acquisitions ($2.7 million) and foreign exchange ($0.6 million), profit was up 6% or $5.0 million due to selected price increases across the segment ($1.5 million) and various factors at each division. At Garlock, lower volumes ($3.4 million) were offset by improved product mix ($3.1 million), cost savings due to restructuring activities in the prior year ($0.6 million), and lower restructuring costs in 2013 ($0.8 million). At Technetics, lower volumes due to weaker overall markets ($7.8 million) were offset by lower manufacturing costs ($4.7 million), R&D subsidies in France ($2.9 million), and the release of an acquisition earnout provision ($2.0 million). At Stemco, higher volumes ($5.7 million) were offset by increased costs ($5.4 million) due to the increased activity and opening of the centralized distribution center. Including the acquisition and foreign exchange effects, operating margins for the segment increased to 15.6% in 2013 from 14.6% in 2012.
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
Power Systems. Sales decreased 22% to $167.6 million in 2013 from $214.6 million in 2012, due primarily to a decrease in engine revenue. Although ten engines were shipped in 2013 compared to fourteen in 2012, revenue for six of the engines shipped in 2012 was recognized under the completed contract method ($28.1 million) versus zero in 2013. The remaining decrease in sales was driven by lower parts and service revenue due to the U.S. government sequestration and the timing of scheduled maintenance ($19.8 million) and lower percentage-of-completion engine revenue ($7.0 million) partially offset by strong year-over-year sales of new environmental upgrade products ($5.2 million) and price increases ($2.5 million).
The segment reported a profit of $14.0 million in 2013 compared to $39.2 million in 2012. The year-over-year decline in segment profit was primarily due to volume decreases and a less attractive product mix as parts and service sales declined. Operating margins decreased to 8.4% in 2013 from 18.3% in 2012.

Restructuring and Other Costs
We incurred $2.3 million, $6.7 million and $5.0 million of restructuring costs during the years ended December 31, 2014, 2013 and 2012, respectively.
During 2014, we conducted a number of restructuring activities throughout our operations, the most significant of which were at our Garlock and Technetics businesses. At Technetics we completed the consolidation of several of our North American manufacturing operations into other existing sites which had begun late in 2013. At Garlock we started the consolidation of a European manufacturing facility into another existing site and focused on the management and operational integration of our businesses worldwide. Workforce reductions announced as a result of our 2014 restructuring activities totaled 36 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2014.
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
As of December 31, 2014, we held $114.9 million of cash and cash equivalents in the United States and $79.3 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, as discussed in Note 4 to our Consolidated Financial Statements, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided cash in the amount of $32.2 million, $69.9 million and $118.2 million in 2014, 2013 and 2012, respectively. The decrease in operating cash flows in 2014 versus 2013 was primarily attributable to increased pension contributions ($26.1 million) and higher income taxes paid ($30.7 million) partially offset by increased segment earnings ($12.2 million), lower interest payments ($2.2 million), and lower working capital requirements ($2.7 million). The decrease in operating cash flows in 2013 versus 2012 was primarily attributable to lower segment profit ($19.8 million), increased pension contributions ($11.3 million), and a significant increase in working capital needs in 2013 of $11.3 million as compared to a $1.1 million decrease in 2012.
We used $74.7 million, net, $41.5 million, net, and $125.6 million, net, of cash in 2014, 2013 and 2012, respectively, for investing activities. In 2014, we used $61.9 million, net of cash acquired, for acquisitions. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. Additionally, we used $52.3 million primarily to fund capital expenditures and enterprise resource and planning system implementations and received $39.3 million of proceeds from the sale of GRT in 2014. In 2013, we spent $39.9 million on capital expenditures and $2.0 million on the acquisition of certain assets and assumption of certain liabilities of a small distributor of industrial seals. In 2012, we used $85.3 million net of cash acquired to purchase Motorwheel. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding this transaction.
Financing activities provided $177.0 million in cash in 2014, primarily from proceeds on newly issued senior notes of $297.6 million, after giving effect to cash paid of $105.6 million in a cash tender offer to purchase convertible debentures and payment of the balance outstanding under our senior secured revolving credit facility of $7.6 million. Financing activities used $19.5 million, net, in 2013 and included net payments on the senior secured revolving credit facility of $27.7 million. Financing activities provided $29.5 million, net, in 2012 and included net borrowings on the senior secured revolving credit facility of $28.3 million, net.

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
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Unlike our prior credit facility, borrowing availability under the Revolving Credit Facility established by the Credit Facility Amendment is not limited by reference to a borrowing base. At December 31, 2014, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.20%, which rate is also subject to incremental increases based on a consolidated total leverage ratio.
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
The borrowing availability at December 31, 2014, under Revolving Credit Facility was $294.3 million, representing the full $300 million amount of the Revolving Credit Facility less $5.7 million reserved for outstanding letters of credit.
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
Upon events and under circumstances specified in the indenture governing the senior notes, holders may convert the convertible debentures into cash and shares of our common stock, at an initial conversion rate of 29.5972 shares of common stock per $1,000 principal amount of the convertible debentures, which is equal to an initial conversion price of $33.79 per share, subject to adjustment, before the close of business on October 15, 2015. As of January 1, 2015, the convertible debentures remained convertible by holders of the convertible debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on December 31, 2014. The convertible debentures will be convertible until March 31, 2015, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the convertible debentures being converted, with the remaining conversion value of the convertible debentures, if any, being paid in shares of our common stock. Since the convertible debentures are currently convertible, we classified the excess cash required to redeem the convertible debentures over their carrying value as temporary equity.
We used a portion of the net proceeds from the original sale of the convertible debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share.
In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the convertible debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. There was also a $0.8 million additional tax benefit recorded directly to equity.
In June 2014, we entered into an additional privately negotiated transaction with certain holders of approximately $41.6 million in aggregate principal amount of the convertible debentures to exchange them for an aggregate of approximately 1.3 million shares of EnPro’s common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $2.4 million pre-tax loss on the exchange ($1.5 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. In addition, there was a $0.6 million tax benefit recorded directly to equity.
In September 2014, we completed a cash tender to purchase any and all of the remaining convertible debentures at a price based on the volume-weighted average price of our common stock over a measurement period plus a premium and accrued and unpaid interest. We purchased approximately $51.3 million in aggregate principal amount of convertible debentures validly tendered and not validly withdrawn in the tender offer. Including transaction costs, we paid $105.6 million to complete the transaction of which $52.0 million was allocated to the extinguishment of the liability component and the remaining $53.6 million was allocated to the reacquisition of the associated conversion option. We funded the purchase of the convertible debentures in the tender offer from borrowings under our senior secured revolving credit facility. We recognized a $4.0 million pre-tax loss on the transaction ($2.5 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. In addition, there was a $0.8 million tax benefit recorded directly to equity.
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
Senior Notes. In September 2014, we completed an offering of $300 million aggregate principal amount of our senior notes. The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.
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
Related Party Notes. Effective as of January 1, 2010, Coltec entered into a $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP ("Stemco")entered into a $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which expired on January 1, 2010.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each of the Notes Payable to GST in any calendar month and 4.5% of the principal balance of each of the Notes Payable to GST in any year. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In 2014, 2013, and 2012, PIK interest of $11.7 million, $11.2 million, and $10.7 million, respectively, was added to the principal balance of the Notes Payable to GST, resulting in a total balance of $271.0 million at December 31, 2014.
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under the Company’s senior secured revolving credit facility.
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
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which is expected to establish a trust to which all asbestos claims will be channeled for resolution. GST intends to seek an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a fund and repayment of other creditors in full, or in the absence of such an agreement an order of the Bankruptcy Court confirming such a plan.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2014, this amount was $73.0 million. This receivable is expected to be collected at a future date.
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
Dividends
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. The Board declared a dividend of $0.20 per share payable on March 16, 2015 to shareholders of record at the close of business on March 2, 2015. Each of the agreement governing the Revolving Credit Facility and the indenture governing the senior notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $30.0 million per year. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the senior notes to permit the payment of dividends in excess of $30.0 million per year. The indenture that governs the convertible debentures does not restrict us from paying dividends.

Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation, Significant Accounting Policies and Recently Accounting Guidance,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.
We believe the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
Revenue Recognition
For the Sealing Products and Engineered Products segments, revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered, and shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold since they are fixed and determinable and collection is reasonably assured.
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Power Systems segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 will continue to use the completed-contract method.
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
To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, our weighted average cost of capital, royalty rates and tax rates. For the market approach, we chose a group of 14 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.
Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook” as well as Notes 1 and 9 to the Consolidated Financial Statements.
Investment in GST
Our investment in GST is subject to periodic reviews for impairment. To estimate the fair value, we consider many factors and use both discounted cash flow and market valuation approaches. In the discounted cash flow approach, we use cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or, absent a negotiated resolution, by the Bankruptcy Court after contested proceedings. Our estimates are based upon assumptions we believe to be reasonable, but which by their nature are uncertain and unpredictable. For the market approach, we use recent acquisition multiples for businesses of similar size to

GST. We use a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides the best indication of value since it reflects the specific cash flows anticipated to be generated in the future by GST.
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
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and valued them at $750,000 for our internal purposes in 2013 when we accrued the $6.3 million liability. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. During the fourth quarter of 2014, we accrued a liability of $3.5 million related to environmental remediation costs associated with the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs. Based on our evaluation of the site, we are unable to estimate the upper end of a range of reasonably possible costs. Our actual remediation costs could be significantly greater than the $3.5 million we accrued.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it had claims against Coltec related to investigation and remediation at the Onondaga Site. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of December 31, 2014 and 2013, we had accrued liabilities of $17.3 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 19 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. The timing of the decision with respect to GGB France's writs of response is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
Subsidiary Bankruptcy
Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to which all asbestos claims will be channeled for resolution and payment.
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014, which has since been revised and replaced by GST's second amended proposed plan filed on January 14, 2015.
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
In June 2014, the official committee representing current asbestos claimants filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
In May 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities – a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provided that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final).
The amended plan also provided that GST would pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST has objected to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. This revised plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products.
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million, GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in “-Contingencies - Asbestos -GST’s Second Amended Proposed Plan of Reorganization.”
The revised plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
We anticipate that payments under the plan to the settlement facility and litigation fund by GST, which will be paid primarily from GST cash balances and remaining insurance, and the payment to the settlement facility by Coltec will be deductible against U.S. taxes. We plan to seek an IRS determination to that effect.
We expect continued opposition from the committee representing current asbestos claimants (the "Current Asbestos Claimants Committee") and their law firms to the revised plan of reorganization.
Also in January 2015, the Bankruptcy Court announced a bench ruling approving a bar date for current asbestos claims and plan solicitation and voting procedures in connection with the revised plan. The approval provides the guidance necessary for providing notice of the process to known and unknown claimants, the filing of claims by current claimants, the rules for eligibility to cast votes on the plan, and the form of ballots to be used for certifying claims and casting votes. Hearings have been scheduled for February and March 2015 on a disclosure statement that GST has filed and proposes to use in connection with the solicitation of votes in favor of the plan. The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support.
If the Bankruptcy Court confirms the revised plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
GST has requested that a confirmation hearing be set for late 2015 or early 2016 but estimates that it could take until mid- or late 2016 to reach confirmation. Appeals would further lengthen the process.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its revised plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives' motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial. We believe there is no reason for the claimant representatives to re-file the motion because the judge's estimation decision leaves no doubt that GST is capable of fully funding any plan of reorganization in the case. Pursuant to the plan, these claims and any other derivative claims would be resolved and enjoined.
While the Future Claimants' Representative has agreed to support the revised plan of reorganization, GST continues to hope that it can reach a consensual resolution that will also be acceptable to representatives of current asbestos claimants, recognizing that an agreed settlement with all claimants representatives would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. From time to time during the case we have engaged in settlement discussions with representatives of the Current Asbestos Claimants Committee and we anticipate that we will continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur.
From the Petition Date through December 31, 2014, GST has recorded Chapter 11 case-related fees and expenses totaling $118.5 million. The total includes $59.7 million for fees and expenses of GST’s counsel and experts; $47.5 million for fees and expenses of counsel and experts for the Current Asbestos Claimants Committee, and $11.4 million for the fees and expenses of the Future Claimants' Representative and his counsel and experts. GST recorded $16.5 million for those case related fees and expenses in 2014 compared to $44.6 million in 2013 and $31.4 million in 2012. EnPro has recorded an additional $7.2 million of expenses related to these Chapter 11 proceedings from the Petition Date, $0.8 million of which was recorded in 2014. While GST believes the fees and expenses in its Chapter 11 case continue to be higher than warranted, it attributes the significant decline in case-related costs, and thus the favorable comparison to 2013, to the non-recurrence of the substantial fees and expenses of lawyers and experts incurred in connection with the estimation trial held in the summer of 2013.
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
Beginning in 2000, the top-tier asbestos defendants—companies that paid most of the plaintiffs’ damages because they produced and sold huge quantities of highly friable asbestos products—sought bankruptcy protection and stopped paying asbestos claims in the tort system. The bankruptcies of many additional producers of friable asbestos products followed. The plaintiffs could no longer pursue actions against these large defendants during the pendency of their bankruptcy proceedings, even though these defendants had historically been determined to be the largest contributors to asbestos-related injuries. Many plaintiffs pursued GST LLC in civil court actions to recover compensation formerly paid by top-tier bankrupt companies and began identifying GST LLC’s non-friable sealing products as a primary cause of their asbestos diseases, while generally denying exposure to the friable products of companies in bankruptcy. GST LLC believes this targeting strategy effectively shifted the focus of the litigation from top-tier defendants that produced friable asbestos products to GST LLC, thereby materially increasing GST LLC’s cost of defending and resolving claims.
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
During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business are subject to oversight and approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of asbestos claims pending against our subsidiaries have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body's internal organs, principally the lungs. The primary cause of pleural mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date, and many of them did not establish exposure to GST products or have claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At December 31, 2014, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.

GST LLC won reversals of adverse verdicts in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forgo additional accrued interest on the verdict, and GST LLC agreed to discontinue further appeals. Because we were responsible to the bonding company for the bond amount, our Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At December 31, 2014, we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. The $100.7 million is in addition to the $21.3 million collected in 2014. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007, including a $900,000 payment received in 2014, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
From the Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the Petition Date.
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate payment to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos liability would be somewhere in the range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims to $279.6 million, the amount of its ultimate costs to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos liability to $337.5 million and has recorded its liability at December 31, 2014 at that amount. GST’s estimate of its ultimate asbestos liability of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed its amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility (which would receive $245 million) and a litigation facility (which would receive $30 million ). Funds contained in the settlement facility and the litigation facility were to provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including that $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in "-Contingencies - Subsidiary Bankruptcy." The following provides additional details regarding this revised plan.
The revised plan would establish two facilities to resolve unliquidated present and future asbestos claims – a settlement facility and a litigation fund. The settlement facility, administered by an independent trustee, will handle settlement offers under the plan. Claimants will be able to compute their offers from a matrix in the plan that contains objective criteria such as disease, age, whether the injured party left or will leave a spouse, and whether there are dependents. The amounts of the matrix values have been set based on an economic analysis and are designed to ensure that the funding provides future claimants the same recoveries as comparable current claimants.
The settlement facility will provide claimants with both an expedited review option and an individual review option. Under expedited review, a claimant can receive a quick and efficient settlement once he or she provides required evidence of a compensable disease and meaningful exposure to GST asbestos products. Under individual review, a claimant can potentially receive a significantly higher settlement offer if he or she can demonstrate certain additional factors. In order to receive a higher amount than the expedited option offers, claimants or their representatives will have to certify to the claimants’ complete exposure histories and authorize Garrison to investigate and monitor both their tort and trust claims.

Garrison, as reorganized under the plan, will receive a $30 million contribution from GST LLC to maintain and administer the litigation fund separate from the settlement facility. Garrison will manage the litigation of claims from claimants who reject settlement offers from the settlement facility and choose instead to pursue a remedy in court. A case management order will govern the way those claims can be pursued.
Claimants who choose to litigate must file their claims in the Bankruptcy Court in North Carolina. The Bankruptcy Court will oversee discovery and other pre-trial matters before referring cases to the federal district court in Charlotte for trial under the Federal Rules of Evidence. The Charlotte federal court will have discretion about where to send each case for the actual trial. The case management order will also require that claimants identify and disclose all trust claims and provide authorization for Garrison to retrieve all their trust submissions directly from trusts.
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company with substantial equity above the amount of equity currently included in our consolidated financial statements, and an injunction protecting us from future GST claims. As a result of Coltec's agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30.0 million charge to establish this liability in our 2014 results.
Confirmation and consummation of the second amended plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, challenges to confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable. See the section entitled “Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2014, approximately $46.3 million of future minimum lease payments were outstanding under these agreements. See Note 19, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2014, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$324.4	$23.6	$0.2	$0.2	$300.4
Notes payable to GST	309.2	—	309.2	—	—
Interest on long-term debt	141.9	18.4	35.3	35.3	52.9
Interest on notes payable to GST	55.3	17.6	37.7	—	—
Operating leases	46.3	11.5	17.7	13.3	3.8
Other liabilities	26.7	4.0	6.0	5.1	11.6
Total	$903.8	$75.1	$406.1	$53.9	$368.7

The payments for long-term debt shown in the table above reflect the contractual principal amount for the convertible debentures and the senior notes. In our Consolidated Balance Sheet, these amounts are shown net of a debt discount. Additional discussion regarding the convertible debentures and senior notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
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
Payments for other liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2014. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 19 to the Consolidated Financial Statements.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2014. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$23.6	$0.1	$271.1	$0.1	$0.1	$300.4	$595.4	$623.6
Average interest rate	3.9%	4.4%	11.0%	4.4%	4.4%	5.9%	8.1%
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.5 million and $51.1 million as of December 31, 2014 and 2013, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 annual meeting of shareholders is incorporated herein by reference.
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
A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2014, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	707,572(1)	$36.09(2)	337,658
Equity compensation plans not approved by security holders	—	—	—
Total	707,572(1)	$36.09(2)	337,658

(1)
Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2012 – 2014 performance cycle and at the maximum levels payable for the 2013 – 2015 and 2014 – 2016 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices – Director Compensation” and “Executive Compensation – Grants of Plan Based Awards – LTIP Awards” in our definitive proxy statement for the 2015 annual meeting of shareholders.

Information concerning the inducement restricted share awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation – Employment Agreement” in our definitive proxy statement for the 2015 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012 appears on page 113.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 56 to 58.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 25th day of February, 2015.

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

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015
Stephen E. Macadam

/s/ Alexander W. Pease	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Alexander W. Pease

/s/ Gordon D. Harnett	Chairman of the Board and Director	February 25, 2015
Gordon D. Harnett*

/s/ Thomas M. Botts	Director	February 25, 2015
Thomas M. Botts*

/s/ Peter C. Browning	Director	February 25, 2015
Peter C. Browning*

/s/ Felix M. Brueck	Director	February 25, 2015
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	February 25, 2015
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 25, 2015
Diane C. Creel*

/s/ Kees van der Graaf	Director	February 25, 2015
Kees van der Graaf*

/s/ David L. Hauser	Director	February 25, 2015
David L. Hauser*

* By:	/s/ Robert S. McLean
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

4.1
Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2
Indenture dated as of September 16, 2014 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

4.3
Indenture dated as of October 26, 2005 between EnPro Industries, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 26, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amended and Restated Credit Agreement dated as of August 28, 2014 among EnPro Industries, Inc., Coltec Industries Inc, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Registration Rights Agreement dated as of September 16, 2014 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Best Holdings I, Inc., Coltec Industries Inc, Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, Garlock Pipeline Technologies, Inc., GGB LLC, GGB, Inc., Kenlee Daytona LLC, SD Friction, LLC, Stemco Holdings, Inc., STEMCO Kaiser Incorporated, Stemco LP, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.3
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.4+
EnPro Industries, Inc. 2002 Equity Compensation Plan (2014 Amendment and Restatement) incorporated by reference to Annex B to the Proxy Statement on Schedule 14A filed on March 20, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.5+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+
EnPro Industries, Inc. Long-Term Incentive Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	EnPro Industries, Inc. Management Purchase Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

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

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Grant (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2007 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+*	Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010)

10.18+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2014) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.21+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of February 28, 2011 between EnPro Industries, Inc. and Alexander W. Pease (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of February 7, 2012 between EnPro Industries, Inc. and David S. Burnett (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreements between EnPro Industries, Inc. and the following executives entered into on the dates indicated: Jon A. Cox, August 3, 2011; Gilles Hudon, August 3 2011; Ken Walker, August 3, 2011)

10.29+
Management Continuity Agreement dated as of February 10, 2014 between EnPro Industries, Inc. and Todd L. Anderson (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney entered into on February 10, 2014.)

10.30+
Special Exit Benefit Agreement and Release dated as of November 6, 2014 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 10, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.31+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 25, 2015

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012
(in millions, except per share data)

	2014	2013	2012
Net sales	$1,219.3	$1,144.2	$1,184.2
Cost of sales	802.6	762.9	784.1
Gross profit	416.7	381.3	400.1
Operating expenses:
Selling, general and administrative	319.5	285.8	286.1
Asbestos settlement	30.0	—	—
Other	3.8	9.1	6.5
Total operating expenses	353.3	294.9	292.6
Operating income	63.4	86.4	107.5
Interest expense	(45.1)	(45.1)	(43.2)
Interest income	1.0	0.8	0.4
Other income (expense), net	13.3	(6.3)	(1.2)
Income before income taxes	32.6	35.8	63.5
Income tax expense	(10.6)	(8.4)	(22.5)
Net income	$22.0	$27.4	$41.0
Basic earnings per share	$0.95	$1.31	$1.99
Diluted earnings per share	$0.85	$1.17	$1.90
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Net income	$22.0	$27.4	$41.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.6)	1.0	5.3
Pension and post-retirement benefits adjustment (excluding amortization)	(39.9)	47.6	(10.8)
Amortization of pension and post-retirement benefits included in net income	2.6	9.7	10.2
Realized loss (income) from settled cash flow hedges included in net income	—	1.0	(0.2)
Other comprehensive income (loss), before tax	(62.9)	59.3	4.5
Income tax benefit (expense) related to items of other comprehensive income (loss)	14.4	(21.9)	0.2
Other comprehensive income (loss), net of tax	(48.5)	37.4	4.7
Comprehensive income (loss)	$(26.5)	$64.8	$45.7
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$22.0	$27.4	$41.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.9	29.6	28.8
Amortization	27.6	27.0	26.7
Accretion of debt discount	4.3	7.6	6.9
Loss on exchange and repurchase of convertible debentures	10.0	—	—
Gain on sale of business	(27.7)	—	—
Deferred income taxes	(3.3)	1.7	5.9
Stock-based compensation	9.8	6.0	7.1
Other non-cash adjustments	1.7	(3.6)	(1.5)
Change in assets and liabilities, net of effects of acquisitions and sale of businesses:
Accounts receivable, net	(14.6)	(4.7)	15.8
Inventories	(11.4)	(17.2)	(12.5)
Accounts payable	1.3	2.4	(4.7)
Other current assets and liabilities	10.7	8.2	2.5
Other non-current assets and liabilities	(28.1)	(14.5)	2.2
Net cash provided by operating activities	32.2	69.9	118.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41.8)	(30.7)	(35.6)
Payments for capitalized internal-use software	(10.5)	(9.2)	(5.3)
Proceeds from sale of business	39.3	—	—
Acquisitions, net of cash acquired	(61.9)	(2.0)	(85.3)
Other	0.2	0.4	0.6
Net cash used in investing activities	(74.7)	(41.5)	(125.6)
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings	3.4	12.8	(0.5)
Proceeds from debt	637.0	187.7	246.7
Repayments of debt	(399.0)	(215.4)	(218.4)
Debt issuance costs	(7.3)	—	—
Repurchase of convertible debentures conversion option	(53.6)	—	—
Other	(3.5)	(4.6)	1.7
Net cash provided by (used in) financing activities	177.0	(19.5)	29.5
Effect of exchange rate changes on cash and cash equivalents	(4.7)	1.6	1.1
Net increase in cash and cash equivalents	129.8	10.5	23.2
Cash and cash equivalents at beginning of year	64.4	53.9	30.7
Cash and cash equivalents at end of year	$194.2	$64.4	$53.9
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22.9	$25.1	$24.3
Income taxes, net of refunds received	$50.3	$19.6	$19.7

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(in millions, except share amounts)

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$194.2	$64.4
Accounts receivable, less allowance for doubtful accounts of $7.0 in 2014 and $6.0 in 2013	205.2	193.1
Inventories	159.7	149.1
Prepaid expenses and other current assets	44.0	50.1
Total current assets	603.1	456.7
Property, plant and equipment	199.3	187.5
Goodwill	232.4	220.2
Other intangible assets	202.8	200.1
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	80.3	52.7
Other assets	49.2	44.2
Total assets	$1,604.0	$1,398.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$23.6	$22.0
Notes payable to GST	11.7	11.2
Current maturities of long-term debt	22.5	156.6
Accounts payable	87.8	86.8
Accrued expenses	131.6	140.8
Total current liabilities	277.2	417.4
Long-term debt	298.6	8.5
Notes payable to GST	259.3	248.1
Pension liability	38.1	47.4
Asbestos settlement	30.0	—
Other liabilities	62.4	63.5
Total liabilities	965.6	784.9
Commitments and contingencies
Temporary equity	1.0	15.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 24,172,716 shares at December 31, 2014 and 21,153,389 shares at December 31, 2013	0.2	0.2
Additional paid-in capital	477.3	410.9
Retained earnings	195.3	173.3
Accumulated other comprehensive income (loss)	(34.1)	14.4
Common stock held in treasury, at cost – 200,022 shares at December 31, 2014 and 202,269 shares at December 31, 2013	(1.3)	(1.3)
Total shareholders’ equity	637.4	597.5
Total liabilities and equity	$1,604.0	$1,398.3

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	20.6	$0.2	$418.1	$104.9	$(27.7)	$(1.4)	$494.1
Net income	—	—	—	41.0	—	—	41.0
Other comprehensive income	—	—	—	—	4.7	—	4.7
Incentive plan activity	0.1	—	7.3	—	—	—	7.3
Balance, December 31, 2012	20.7	0.2	425.4	145.9	(23.0)	(1.4)	547.1
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	37.4	—	37.4
Reclassification to temporary equity	—	—	(15.9)	—	—	—	(15.9)
Incentive plan activity	0.3	—	1.4	—	—	0.1	1.5
Balance, December 31, 2013	21.0	0.2	410.9	173.3	14.4	(1.3)	597.5
Net income	—	—	—	22.0	—	—	22.0
Other comprehensive loss	—	—	—	—	(48.5)	—	(48.5)
Exchanges of Convertible Debentures	2.9	—	97.8	—	—	—	97.8
Repurchase of Convertible Debentures	—	—	(52.8)	—	—	—	(52.8)
Accretion of Convertible Debentures from temporary equity	—	—	14.9	—	—	—	14.9
Incentive plan activity	0.1	—	6.5	—	—	—	6.5
Balance, December 31, 2014	24.0	$0.2	$477.3	$195.3	$(34.1)	$(1.3)	$637.4
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
We have revised our December 31, 2013 Consolidated Balance Sheet to correct the classification of deferred tax assets and liabilities and conform to the current period presentation. The impact on the previously issued Consolidated Balance Sheet as of December 31, 2013 is an increase to prepaid expenses and other current assets of $9.1 million, a decrease to other assets of $3.5 million, a decrease to accrued expenses of $0.1 million and an increase to other liabilities of $5.7 million. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. The adjustments had no impact on the Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Cash Flows or Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2013. In addition, we have revised our December 31, 2013 Condensed Consolidating Balance Sheet that is presented in our supplemental guarantor financial information.  Refer to Note 20, "Supplemental Guarantor Financial Information" for more details about this revision.
Summary of Significant Accounting Policies
Revenue Recognition – For the Sealing Products and Engineered Products segments, revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered, and shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold since they are fixed and determinable and collection is reasonably assured.
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Power Systems segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 will continue to be accounted for using the completed-contract method.
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
Contracts accounted for under the POC method represented revenues and margins of $57.3 million and $3.1 million, respectively, for the year ended December 31, 2014, $64.3 million and $9.0 million, respectively, for the year ended December 31, 2013, and $67.3 million and $13.1 million, respectively, for the year ended December 31, 2012.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $1.0 million, $2.3 million, and $0.3 million for 2014, 2013, and 2012, respectively.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Net research and development expenditures in 2014, 2013, and 2012 were $20.0 million, $11.3 million, and $10.8 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2014, we had $2.5 million of retentions expected to be collected in 2015 recorded in accounts receivable and $0.5 million of retentions expected to be collected beyond 2015 recorded in other long-term assets in the Consolidated Balance Sheet. At December 31, 2013, we had $3.5 million of current retentions and $2.7 million of long-term retentions recorded in the Consolidated Balance Sheet.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 36% and 39% of inventories were valued by the LIFO method in 2014 and 2013, respectively.
Inventoried costs relating to long-term contracts and programs are stated at the actual production cost incurred to date, including direct labor and factory overhead. Progress payments related to long-term contracts and programs accounted for under the completed-contract method of accounting are shown as a reduction of inventories. Initial program start-up costs and other nonrecurring costs are expensed as incurred. Inventoried costs relating to long-term contracts and programs are reduced by any amounts in excess of estimated realizable value.
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
We completed our required annual impairment tests of goodwill as of October 1, 2014, 2013, and 2012. These assessments did not indicate any impairment of the goodwill.
Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 20 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The results of our assessments did not indicate any impairment to our indefinite-lived intangible assets for the years presented.
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
On June 5, 2010 (the “Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST’s financial results were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, GAAP requires that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. The investment in GST is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.
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
Debt – In October 2005, we issued $172.5 million in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Convertible Debentures”). Applicable authoritative accounting guidance required that the liability component of the Convertible Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount, $1.0 million as of December 31, 2014, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5% and a $22.4 million net carrying amount of the liability component at December 31, 2014. As of December 31, 2013, the unamortized debt discount was $15.9 million and the net carrying amount of the liability component was $156.6 million. Interest expense related to the Convertible Debentures for the years ended December 31, 2014, 2013 and 2012 includes $3.6 million, $6.8 million and $6.8 million, respectively, of contractual interest coupon and $4.2 million, $7.6 million and $6.9 million, respectively, of debt discount amortization.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through June 2015 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.5 million and $51.1 million at December 31, 2014 and 2013, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive income (loss) at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 15, "Accumulated Other Comprehensive Income (Loss)" for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2014 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
In December 2014, we acquired Fabrico, Inc. ("Fabrico"), a privately-held company offering mission-critical components for the combustion and hot path sections of industrial gas and steam turbines. The business is headquartered in Oxford, Massachusetts with additional facilities in Charlton, Massachusetts and Greenville, South Carolina. The addition of Fabrico significantly expands our presence and scale in the land-based turbine seal and combustion market.
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
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. Additionally, the acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million which is included in other liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2014.
The following table presents the purchase price allocation of the 2014 acquisitions:

(in millions)
Accounts receivable	$6.0
Inventories	8.1
Property, plant and equipment	10.9
Goodwill	27.0
Other intangible assets	28.5
Other assets	1.3
Liabilities assumed	(19.9)
$61.9

In January 2013, we acquired certain assets and assumed certain liabilities of a small distributor of industrial seals in Singapore which is managed as part of the Garlock operations in the Sealing Products segment. The acquisition was paid for with $2.0 million of cash.
In April 2012, we acquired Motorwheel Commercial Vehicle Systems, Inc. (“Motorwheel”), a leading U.S. manufacturer of lightweight brake drums for heavy-duty trucks and other commercial vehicles. Motorwheel also sells wheel-end component assemblies for the heavy-duty market, sells fasteners for wheel-end applications and provides related services to its customers, including product development, testing and certification. The business operates manufacturing facilities in Chattanooga, Tennessee and Berea, Kentucky and is managed as part of the Stemco operations in the Sealing Products segment. The acquisition was paid for with approximately $85 million of cash.
Because the assets, liabilities and results of operations for the above acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Other Income (Expense)
Operating
We incurred $2.3 million, $6.7 million and $5.0 million of restructuring costs during the years ended December 31, 2014, 2013 and 2012, respectively.
During 2014, we conducted a number of restructuring activities throughout our operations, the most significant of which were at our Garlock and Technetics businesses. At Technetics we completed the consolidation of several of our North American manufacturing operations into other existing sites which had begun late in 2013. At Garlock we started the consolidation of a European manufacturing facility into another existing site and focused on the management and operational integration of our businesses worldwide. Workforce reductions announced as a result of our 2014 restructuring activities totaled 36 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2014.
Restructuring reserves at December 31, 2014, as well as activity during the year, consisted of:

	Balance December 31, 2013	Provision	Payments	Balance December 31, 2014
	(in millions)
Personnel-related costs	$2.5	$1.3	$(2.7)	$1.1
Facility relocation and closure costs	0.7	1.0	(1.0)	0.7
	$3.2	$2.3	$(3.7)	$1.8

Restructuring reserves at December 31, 2013, as well as activity during the year, consisted of:

	Balance December 31, 2012	Provision	Payments	Balance December 31, 2013
	(in millions)
Personnel-related costs	$0.1	$5.2	$(2.8)	$2.5
Facility relocation and closure costs	0.8	1.5	(1.6)	0.7
	$0.9	$6.7	$(4.4)	$3.2

Restructuring reserves at December 31, 2012, as well as activity during the year, consisted of:

	Balance, December 31, 2011	Provision	Payments	Balance December 31, 2012
	(in millions)
Personnel-related costs	$—	$2.8	$(2.7)	$0.1
Facility relocation and closure costs	0.6	2.2	(2.0)	0.8
	$0.6	$5.0	$(4.7)	$0.9

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Sealing Products	$2.4	$0.9	$1.5
Engineered Products	(0.1)	3.7	3.5
Power Systems	—	2.1	—
	$2.3	$6.7	$5.0

Also included in other operating expense for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $2.4 million and $1.5 million, respectively, primarily consisting of legal fees related to the bankruptcy of certain subsidiaries discussed further in Note 18, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.".
Non-Operating
In December 2014 we recorded a pre-tax gain of $27.7 million in connection with the sale of substantially all of the assets and transfer of certain liabilities of the GRT business unit. GRT, with a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. It had previously been managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses, of which $3.0 million is being held in an escrow account for 18 months to fund indemnification payments, if any, to the buyer under the agreement governing the sale. GRT reported net sales of $31.3 million, $30.1 million and $35.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations for GRT are not significant to our consolidated financial position or results of operations.
In March 2014 and June 2014, we entered into privately negotiated transactions with certain holders of our Convertible Debentures to exchange them for shares of EnPro's common stock. Additionally, in September 2014, we completed a cash tender to purchase any and all of the remaining Convertible Debentures. These transactions resulted in a $10.0 million loss. Refer to Note 12, “Long-Term Debt – Convertible Debentures” for additional information about the transactions.
During 2014, 2013 and 2012, we recorded expense of $4.4 million, $6.3 million and $1.2 million, respectively, due to environmental reserve increases based on additional information at several specific sites of previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental" for additional information about our environmental liabilities.

4.	Income Taxes
Income before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$(2.4)	$(4.3)	$27.7
Foreign	35.0	40.1	35.8
Total	$32.6	$35.8	$63.5

A summary of income tax expense in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Current:
Federal	$1.3	$(3.7)	$9.3
Foreign	9.7	10.0	5.5
State	2.9	0.4	1.8
	13.9	6.7	16.6
Deferred:
Federal	(2.6)	3.3	3.0
Foreign	(0.5)	(1.5)	3.5
State	(0.2)	(0.1)	(0.6)
	(3.3)	1.7	5.9
Total	$10.6	$8.4	$22.5

Income tax benefits recorded directly to additional paid-in capital consist of the following:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Stock options exercised and restricted stock units vested	$(0.5)	$(3.0)	$(1.1)
Reacquisition of Convertible Debentures	(2.2)	—	—
	(2.7)	(3.0)	(1.1)

Significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$11.9	$11.3
Accrual for post-retirement benefits other than pensions	4.3	3.0
Environmental reserves	7.0	6.2
Retained liabilities of previously owned businesses	3.7	5.3
Accruals and reserves	5.3	5.6
Pension obligations	30.4	30.9
Inventories	5.9	6.7
Asbestos settlement	11.9	—
Interest	9.1	7.4
Compensation and benefits	11.7	11.8
Gross deferred income tax assets	101.2	88.2
Valuation allowance	(19.9)	(17.6)
Total deferred income tax assets	81.3	70.6
Deferred income tax liabilities:
Depreciation and amortization	(45.1)	(37.9)
GST deconsolidation gain	(21.4)	(21.4)
Total deferred income tax liabilities	(66.5)	(59.3)
Net deferred tax assets	$14.8	$11.3

We offset deferred tax assets and liabilities against one another only to the extent they relate to the same tax jurisdiction. If this condition is not satisfied, the balances are classified independently on the balance sheet. The net deferred tax assets are reflected on the December 31, 2014 and 2013 Consolidated Balance Sheets as follows:

	2014	2013
	(in millions)
Prepaid expenses and other current assets	$16.8	$20.6
Deferred income taxes and income tax receivable	7.3	5.8
Accrued expenses	(0.2)	—
Other liabilities (non-current)	(9.1)	(15.1)
Net deferred tax assets	$14.8	$11.3

At December 31, 2014, we had $31.6 million of foreign tax net operating loss carryforwards of which $13.0 million expire at various dates beginning in 2015, and $18.6 million have an indefinite carryforward period. We also had state tax net operating loss carryforwards with a tax effect of $1.5 million which expire at various dates between 2015 through 2033. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.
We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of $19.9 million and $17.6 million have been recorded as of December 31, 2014 and 2013, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	5.8	3.0	(4.5)
Research and employment tax credits	(4.0)	(7.2)	—
State and local taxes	5.5	7.5	1.8
Domestic production activities	(4.8)	—	(2.8)
Foreign tax rate differences	(5.9)	(8.5)	(2.2)
Uncertain tax positions and prior adjustments	(2.7)	(5.5)	(0.4)
Statutory changes in tax rates	—	(1.3)	(0.4)
Valuation allowance	(0.5)	(6.0)	7.5
Nondeductible expenses	4.5	3.5	1.7
Other items, net	(0.5)	2.9	(0.4)
Effective income tax rate	32.4%	23.4%	35.3%

We have not provided for the federal and foreign withholding taxes on approximately $261.7 million of foreign subsidiaries’ undistributed earnings as of December 31, 2014, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would be $2.3 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received deductions and foreign tax credits.
As of December 31, 2014 and 2013, we had $3.1 million and $5.9 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2014 and 2013, $3.1 million and $4.5 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.3 million and $0.8 million accrued for interest and penalties at December 31, 2014 and 2013, respectively. Income tax expense for the years ended December 31, 2014, 2013 and 2012, includes $0.1 million, $0.1 million and $(0.2) million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2014	2013	2012
Balance at beginning of year	$5.9	$6.3	$4.8
Additions as a result of acquisitions	—	—	0.1
Additions based on tax positions related to the current year	0.4	1.0	0.9
Additions for tax positions of prior years	—	2.6	2.7
Reductions for tax positions of prior years	(1.5)	(0.8)	(0.2)
Reductions as a result of a lapse in the statute of limitations	(0.2)	(3.4)	(1.9)
Reductions as a result of audit settlements	(1.0)	—	(0.1)
Changes due to fluctuations in foreign currency	(0.5)	0.2	—
Balance at end of year	$3.1	$5.9	$6.3

US federal income tax returns after 2010 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2010 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $2.0 million. In addition, another $0.3 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

5.	Earnings Per Share
Basic earnings per share is computed by dividing the net income by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	2014	2013	2012
Numerator (basic and diluted):
Net income	$22.0	$27.4	$41.0
Denominator:
Weighted-average shares – basic	23.1	20.9	20.7
Share-based awards	0.1	0.2	0.4
Convertible debentures and related warrants	2.6	2.4	0.5
Weighted-average shares – diluted	25.8	23.5	21.6
Earnings per share:
Basic	$0.95	$1.31	$1.99
Diluted	$0.85	$1.17	$1.90

As discussed further in Note 12, "Long-Term Debt - Convertible Debentures", we previously issued Convertible Debentures. Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the stated conversion price of $33.79 per share. As discussed further in Note 12, "Long-Term Debt - Convertible Debentures", we exchanged a portion of our outstanding Convertible Debentures for shares of EnPro common stock in March 2014 and June 2014, and in September 2014 we repurchased a significant portion of the remaining outstanding Convertible Debentures.

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at $33.79 per share and entitle the financial institution to purchase shares of our stock from us at $46.78 per share. The warrant transactions have a dilutive effect during such periods that the average price per share of our common stock exceeds the $46.78 per share strike price of the warrants. The exchange and repurchase transactions noted above did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures.

6.	Inventories

	As of December 31,
	2014	2013
	(in millions)
Finished products	$101.2	$84.3
Work in process	22.1	36.0
Raw materials and supplies	45.7	42.8
	169.0	163.1
Reserve to reduce certain inventories to LIFO basis	(12.8)	(14.0)
Manufacturing inventories	156.2	149.1
Incurred costs related to long-term contracts	9.1	—
Progress payments related to long-term contracts	(5.6)	—
Net balance associated with completed-contract inventories	3.5	—
Total inventories	$159.7	$149.1

Refer to Note 7, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

7.	Long-Term Contracts

See Note 1, "Revenue Recognition" for information regarding engine contracts accounted for under the POC method.

Additional information regarding engine contracts accounted for under the POC method is as follows:

	As of December 31,
	2014	2013
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$198.6	$141.1
Cumulative billings on uncompleted POC contracts	200.0	146.6
	$(1.4)	$(5.5)

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2014	2013
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$6.3	$4.3
Accrued expenses (billings in excess of POC revenue recognized)	(7.7)	(9.8)
	$(1.4)	$(5.5)

Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	As of December 31,
	2014	2013
	(in millions)
Incurred costs relating to long-term contracts	$5.9	$14.2
Progress payments related to long-term contracts	(10.5)	(25.6)
Net balance associated with completed-contract inventories	$(4.6)	$(11.4)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method.

Progress payments related to long-term contracts in the table above are either advanced billings or milestone billings to the customer on contracts accounted for under the completed-contract method. Upon shipment of the completed engine, revenue associated with the engine is recognized, and the incurred inventoried costs and progress payments are relieved.
At December 31, 2014 and 2013, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses in the accompanying Consolidated Balance Sheets. Refer to Note 6, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At December 31, 2014 and 2013, deposits and progress payments for long lead time components accounted for under the POC method totaled $2.1 million and $4.5 million, respectively, and at December 31, 2014 and 2013, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $0.8 million and $6.1 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

8.	Property, Plant and Equipment

	As of December 31,
	2014	2013
	(in millions)
Land	$9.0	$9.2
Buildings and improvements	91.6	97.1
Machinery and equipment	358.7	370.1
Construction in progress	35.0	16.7
	494.3	493.1
Less accumulated depreciation	(295.0)	(305.6)
Total	$199.3	$187.5

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2014 and 2013 are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2012	$152.8	$60.5	$7.1	$220.4
Foreign currency translation	0.9	(0.9)	—	—
Acquisitions	—	(0.2)	—	(0.2)
Goodwill as of December 31, 2013	153.7	59.4	7.1	220.2
Foreign currency translation	(2.7)	(3.1)	—	(5.8)
Sale of business	(9.0)	—	—	(9.0)
Acquisitions	27.0	—	—	27.0
Goodwill as of December 31, 2014	$169.0	$56.3	$7.1	$232.4

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $108.7 million for the Engineered Products segment as of December 31, 2014, 2013 and 2012.

Identifiable intangible assets are as follows:

	As of December 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$213.6	$98.2	$191.2	$85.0
Existing technology	53.7	22.7	53.9	18.8
Trademarks	33.8	16.7	33.7	16.9
Other	24.0	20.8	23.4	17.9
	325.1	158.4	302.2	138.6
Indefinite-Lived:
Trademarks	36.1	—	36.5	—
Total	$361.2	$158.4	$338.7	$138.6

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $23.0 million, $24.1 million and $24.3 million, respectively.
The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2015	$22.7
2016	$20.2
2017	$19.5
2018	$18.9
2019	$18.2

10.	Accrued Expenses

	As of December 31,
	2014	2013
	(in millions)
Salaries, wages and employee benefits	$43.0	$45.3
Interest	35.3	30.0
Customer advances	13.5	23.7
Income and other taxes	8.7	10.7
Other	31.1	31.1
	$131.6	$140.8

11.	Related Party Transactions
The deconsolidation of GST from our financial results, discussed more fully in Note 1, "Summary of Significant Accounting Policies - Investment in GST" and Note 18, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of December 31, 2014 and 2013, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $23.6 million and $22.0 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 12, "Long-Term Debt - Revolving Credit Facility".
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Years Ended December 31,
Description		2014	2013	2012
		(in millions)
Sales to GST	Net sales	$31.1	$24.4	$26.1
Purchases from GST	Cost of sales	$24.7	$26.5	$20.1
Interest expense to GST	Interest expense	$30.5	$29.1	$27.8

	Consolidated Balance Sheets Caption	As of December 31,
Description		2014	2013
		(in millions)
Due from GST	Accounts receivable	$18.5	$18.3
Income tax receivable from GST	Deferred income taxes and income tax receivable	$73.0	$46.9
Due from GST	Other assets	$1.1	$—
Due to GST	Accounts payable	$7.5	$6.7
Accrued interest to GST	Accrued expenses	$29.8	$28.5

Additionally, we had outstanding foreign exchange forward contracts with GST LLC involving the Australian dollar, Canadian dollar, Mexican peso and U.S. dollar with a notional amount of $3.2 million as of December 31, 2013. These related party contracts were eliminated in consolidation prior to the deconsolidation of GST. There were none outstanding at December 31, 2014.

12.	Long-Term Debt

	As of December 31,
	2014	2013
	(in millions)
Convertible Debentures	$22.4	$156.6
Senior Notes	297.7	—
Revolving debt	—	7.6
Other notes payable	1.0	0.9
	321.1	165.1
Less current maturities of long-term debt	22.5	156.6
	$298.6	$8.5

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
Holders may convert the Convertible Debentures into cash and shares of our common stock under certain circumstances. As of January 1, 2015, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.93, or 130% of the conversion price of $33.79, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on December 31, 2014. The Convertible Debentures will be convertible until March 31, 2015, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Since the Convertible Debentures are currently convertible, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

In March 2014, we entered into privately negotiated transactions with certain holders of approximately $56.1 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.7 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $3.6 million pre-tax loss on the exchange ($2.3 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. There was also a $0.8 million additional tax benefit recorded directly to equity.
In June 2014, we entered into an additional privately negotiated transaction with certain holders of approximately $41.6 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 1.3 million shares of EnPro’s common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a $2.4 million pre-tax loss on the exchange ($1.5 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. In addition, there was a $0.6 million tax benefit recorded directly to equity.
In September 2014, we completed a cash tender to purchase any and all of the remaining Convertible Debentures at a price based on the volume-weighted average price of our common stock over a measurement period plus a premium and accrued and unpaid interest. We purchased approximately $51.3 million in aggregate principal amount of Convertible Debentures validly tendered and not validly withdrawn in the tender offer. Including transaction costs, we paid $105.6 million to complete the transaction of which $52.0 million was allocated to the extinguishment of the liability component and the remaining $53.6 million was allocated to the reacquisition of the associated conversion option. We funded the purchase of the Convertible Debentures in the tender offer from borrowings under our senior secured revolving credit facility. We recognized a $4.0 million pre-tax loss on the transaction ($2.5 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. In addition, there was a $0.8 million tax benefit recorded directly to equity.
As of December 31, 2014, the aggregate principal amount of the Convertible Debentures outstanding was approximately $23.4 million.
Senior Notes
In September 2014, we completed an offering of $300.0 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. We issued the notes net of an original issue discount of $2.4 million.
A portion of the net proceeds of the offering of the Senior Notes was used to repay outstanding borrowings under our senior secured revolving credit facility, including borrowings made to fund the purchase of the Convertible Debentures in the tender offer described above.
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

Revolving Credit Facility
On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for a five year, $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). Unlike our prior credit facility, borrowing availability under the Revolving Credit Facility established by the Credit Facility Amendment is not limited by reference to a borrowing base. Initially, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
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
The borrowing availability under our Revolving Credit Facility at December 31, 2014 was $294.3 million after giving consideration to $5.7 million of outstanding letters of credit.
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2015	$23.6
2016	0.1
2017	0.1
2018	0.1
2019	0.1
Thereafter	300.4
$324.4

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Convertible Debentures and Senior Notes. In the Consolidated Balance Sheets, these amounts are shown net of debt discounts aggregating $3.3 million pursuant to applicable accounting rules.

Debt Issuance Costs
During 2014, we capitalized $7.3 million of debt issuance costs in connection with the amendment to the Revolving Credit Facility and the issuance of the Senior Notes. The capitalized debt issuance costs are amortized to interest expense over the respective lives of the debt instruments.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2
	(in millions)
Assets
Cash equivalents:
Money market	$117.7	$117.7	$—
Time deposits	22.8	22.8	—
	140.5	140.5	—
Deferred compensation assets	5.6	5.6	—
	$146.1	$146.1	$—
Liabilities
Deferred compensation liabilities	$7.9	$7.9	$—
	$7.9	$7.9	$—

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2
	(in millions)
Assets
Cash equivalents:
Money market	$21.7	$21.7	$—
	21.7	21.7	—
Guaranteed investment contract	2.8	—	2.8
Foreign currency derivatives	0.4	—	0.4
Deferred compensation assets	5.3	5.3	—
	$30.2	$27.0	$3.2
Liabilities
Deferred compensation liabilities	$7.6	$7.6	$—
Foreign currency derivatives	0.4	—	0.4
	$8.0	$7.6	$0.4

Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value for the guaranteed investment contract was based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The fair values for foreign currency derivatives were based on quoted market prices from various banks for similar instruments. There were no Level 3 assets or liabilities in either period.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$321.1	$345.3	$165.1	$307.6
Notes payable to GST	$271.0	$278.3	$259.3	$277.8

The fair values for long-term debt are based on quoted market prices, but this would be considered a Level 2 computation because the market is not active. The notes payable to GST computation would be considered Level 2 since it is based on rates available to us for debt with similar terms and maturities.

14.	Pensions and Postretirement Benefits
We have non-contributory defined benefit pension plans covering eligible employees in the United States and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. We recorded $8.4 million, $7.4 million and $6.3 million in expenses in 2014, 2013 and 2012, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2014, 2013 and 2012, we contributed $48.5 million, $22.5 million and $11.3 million, respectively, in cash to our U.S. pension plans. The 2014 contribution fully funded expected regulatory contributions for 2014. This shift in contribution strategy was precipitated by an increase in the PBGC variable-rate premiums which are assessed on underfunded balances. We anticipate there will be no required funding in 2015 to our U.S. defined benefit pension plans. Additionally, we expect to make total contributions of approximately $0.3 million in 2015 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $291.5 million, $283.8 million and $253.1 million at December 31, 2014, and $245.3 million, $235.1 million and $197.6 million at December 31, 2013, respectively.
We amortize prior service cost and unrecognized gains and losses using the straight-line basis over the average future service life of active participants.
We provide, through non-qualified plans, supplemental pension benefits to a limited number of employees. Certain of our subsidiaries also sponsor unfunded postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory. The amounts included in “Other Benefits” in the following tables include the non-qualified plans and the other postretirement plans discussed above.
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2014 and 2013.

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$246.2	$271.3	$4.7	$5.4
Service cost	5.2	6.3	0.1	0.4
Interest cost	11.8	10.6	0.1	0.2
Actuarial loss (gain)	46.0	(33.0)	(0.2)	(0.9)
Benefits paid	(16.1)	(8.3)	(1.7)	(0.4)
Other	(1.6)	(0.7)	—	—
Projected benefit obligations at end of year	291.5	246.2	3.0	4.7

Change in Plan Assets
Fair value of plan assets at beginning of year	198.6	158.3
Actual return on plan assets	22.3	26.8
Administrative expenses	(0.6)	(1.0)
Benefits paid	(16.1)	(8.3)
Company contributions	48.9	22.8
Fair value of plan assets at end of year	253.1	198.6

Underfunded Status at End of Year	$(38.4)	$(47.6)	$(3.0)	$(4.7)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(0.3)	$(0.2)	$(0.1)	$(1.8)
Long-term liabilities	(38.1)	(47.4)	(2.9)	(2.9)
	$(38.4)	$(47.6)	$(3.0)	$(4.7)

Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 consist of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(in millions)
Net actuarial loss	$80.7	$43.6	$(0.1)	$0.1
Prior service cost	1.6	1.2	0.1	0.1
	$82.3	$44.8	$—	$0.2

The accumulated benefit obligation for all defined benefit pension plans was $283.8 million and $236.0 million at December 31, 2014 and 2013, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2014, 2013 and 2012.

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(in millions)
Net Periodic Benefit Cost
Service cost	$5.2	$6.3	$5.7	$0.1	$0.4	$0.4
Interest cost	11.8	10.6	10.5	0.1	0.2	0.2
Expected return on plan assets	(16.3)	(13.2)	(11.0)	—	—	—
Amortization of prior service cost	0.1	0.2	0.3	—	0.1	0.1
Amortization of net loss	2.5	9.4	9.8	—	—	—
Settlement	—	—	—	—	0.1	0.1
Deconsolidation of GST	(0.3)	(1.8)	(2.2)	—	—	—
Net periodic benefit cost	3.0	11.5	13.1	0.2	0.8	0.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	39.9	(46.5)	9.3	(0.2)	(1.0)	0.4
Prior service cost	0.5	—	0.4	—	—	—
Amortization of net loss	(2.5)	(9.4)	(9.8)	—	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	—	(0.1)	(0.1)
Other adjustment	(0.3)	—	0.8	—	(0.1)	(0.1)
Total recognized in other comprehensive income	37.5	(56.1)	0.4	(0.2)	(1.2)	0.2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$40.5	$(44.6)	$13.5	$—	$(0.4)	$1.0

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $6.6 million and $0.1 million, respectively. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.25%	5.0%	4.00%	4.25%	5.0%	4.25%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	N/A	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.0%	4.00%	4.25%	5.0%	4.00%	4.25%
Expected long-term return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	3.0%	3.0%	4.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.25% at December 31, 2014. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2015. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $1.0 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to EnPro's current investment policy.
We use the RP-2014 mortality table with the MP-2014 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2014	2013
Health care cost trend rate assumed for next year	6.9%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2024

A one percentage point change in the assumed health-care cost trend rate would have an impact of less than $0.1 million on net periodic benefit cost and $0.1 million on benefit obligations.

Plan Assets
The asset allocation for pension plans at the end of 2014 and 2013, and the target allocation for 2015, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2015	2014	2013
Asset Category
Equity securities	40%	39%	56%
Fixed income	60%	61%	44%
	100%	100%	100%

Our investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. Fixed income investments include a mix of treasury obligations and high-quality money market instruments. The asset allocation policy is reviewed and any significant variation from the target asset allocation mix is rebalanced periodically. The plans have no direct investments in EnPro common stock.
Other than the guaranteed investment contract, which matured in December 2014, the plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The guaranteed investment contract would be considered a Level 2 asset whose fair value is based on quoted market prices for outstanding bonds of the insurance company issuing the contract. The investment portfolios of the various funds at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in millions)
Mutual funds – U.S. equity	$66.8	$71.2
Fixed income treasury and money market	152.5	64.4
Mutual funds – international equity	33.0	39.3
Guaranteed investment contract	—	23.0
Cash equivalents	0.8	0.7
	$253.1	$198.6

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2015	$10.3	$0.1
2016	10.9	0.2
2017	12.0	0.2
2018	13.1	0.2
2019	13.9	0.7
Years 2020 – 2024	82.6	0.7

15.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	1.0	29.7	—	30.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	0.6	6.7
Net current-period other comprehensive income	1.0	35.8	0.6	37.4
Balance at December 31, 2013	42.6	(28.2)	—	14.4
Other comprehensive loss before reclassifications	(25.6)	(24.5)	—	(50.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	—	1.6
Net current-period other comprehensive loss	(25.6)	(22.9)	—	(48.5)
Balance at December 31, 2014	$17.0	$(51.1)	$—	$(34.1)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
	Years Ended December 31,
	2014	2013
	(in millions)
Amortization of pension and other postretirement plans:
Actuarial losses	$2.5	$9.4	(1)
Prior service costs	0.1	0.3	(1)
Total before tax	2.6	9.7
Tax benefit	(1.0)	(3.6)	Income tax expense
Net of tax	$1.6	$6.1
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$1.0	Cost of sales
Tax benefit	—	(0.4)	Income tax expense
Net of tax	$—	$0.6

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 14, "Pensions and Postretirement Benefits" for additional details).

16.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 5.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2014, there are 0.4 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.
The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2014, there was $7.0 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.4 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2014, 2013 and 2012. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued (if any) in cash, and shares are forfeited if a grantee terminates employment. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period. As of December 31, 2014, there was $3.7 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.2 years.
Restricted shares, with three or four-year restriction periods from the initial grant date were issued in 2013 and 2012 to executives and other key employees. Compensation expense related to the restricted shares is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2014, there was $0.3 million of unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted-average vesting period of 1.6 years.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	368,850	23.24	380,148	28.54	43,417	34.69
Granted	83,841	37.65	137,382	37.65	15,000	41.47
Vested	(98,834)	18.80	(275,336)	24.10	(17,833)	34.55
Forfeited	(19,127)	31.65	(22,992)	31.48	—	—
Shares settled for cash	(32,243)	41.88	—	—	—	—
Nonvested at December 31, 2012	302,487	29.43	219,202	39.52	40,584	37.27
Granted	99,174	44.97	169,872	44.63	11,330	55.09
Vested	(141,985)	20.93	(70,381)	42.30	(21,834)	34.04
Forfeited	(24,651)	41.24	(40,930)	41.38	—	—
Achievement level adjustment	—	—	(10,985)	37.65	—	—
Shares settled for cash	(18,709)	47.13	—	—	—	—
Nonvested at December 31, 2013	216,316	41.77	266,778	41.62	30,080	46.32
Granted	127,054	71.83	102,060	71.83	—	—
Vested	(35,142)	42.14	(31,091)	37.65	(3,750)	39.25
Forfeited	(19,545)	57.19	(32,144)	51.90	(15,000)	41.47
Achievement level adjustment	—	—	(78,383)	37.65	—	—
Shares settled for cash	(19,098)	42.83	—	—	—	—
Nonvested at December 31, 2014	269,585	54.60	227,220	55.65	11,330	55.09

The number of nonvested performance share awards shown in the table above represents the maximum shares expected to be issued.
Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2014, there was $0.1 million of unrecognized compensation cost related to nonvested stock options.
The following table provides certain information with respect to stock options as of December 31, 2014:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $40.00	91,318	91,318	$34.55	3.3
Over $40.00	22,921	6,063	$42.24	6.1
Total	114,239	97,381	$35.03	3.5
A summary of option activity under the Plan as of December 31, 2014, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2013	125,288	$36.10
Exercised	(11,049)	36.20
Balance at December 31, 2014	114,239	$36.09

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2014	2013	2012
Options outstanding	$3.0	$2.7	$0.6
Options exercisable	$2.7	$2.3	$0.6
Options exercised	$0.4	$—	$1.2

Consideration received from option exercises under the Plan for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.0 million and $0.2 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.0 million, $0.0 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2014	2013	2012
Compensation expense	$9.8	$6.0	$7.3
Related income tax benefit	$3.7	$2.2	$2.7

Each non-employee director receives an annual grant of phantom shares equal in value to $90,000. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2014, 2013 and 2012 related to these phantom share grants was $0.9 million, $1.3 million and $0.9 million, respectively. Cash payments of $0.0 million, $0.4 million and $0.3 million were used to settle phantom shares during 2014, 2013 and 2012, respectively.

17.	Business Segment Information
We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, heavy-duty truck wheel-end component systems including brake products, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, and PTFE products.

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
Segment operating results and other financial data for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Sales
Sealing Products	$664.3	$622.9	$609.1
Engineered Products	357.6	356.4	363.0
Power Systems	200.1	167.6	214.6
	1,222.0	1,146.9	1,186.7
Intersegment sales	(2.7)	(2.7)	(2.5)
Total sales	$1,219.3	$1,144.2	$1,184.2
Segment Profit
Sealing Products	$85.6	$97.1	$88.8
Engineered Products	26.8	17.6	20.5
Power Systems	28.5	14.0	39.2
Total segment profit	140.9	128.7	148.5
Corporate expenses	(42.9)	(33.3)	(32.3)
Asbestos settlement	(30.0)	—	—
Interest expense, net	(44.1)	(44.3)	(42.8)
Other income (expense), net	8.7	(15.3)	(9.9)
Income before income taxes	$32.6	$35.8	$63.5

No customer accounted for 10% or more of net sales in 2014, 2013 or 2012.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Capital Expenditures
Sealing Products	$19.7	$14.3	$9.7
Engineered Products	11.8	14.0	20.9
Power Systems	10.2	2.4	4.9
Corporate	0.1	—	0.1
Total capital expenditures	$41.8	$30.7	$35.6

Depreciation and Amortization Expense
Sealing Products	$31.0	$30.4	$30.3
Engineered Products	22.5	22.4	21.8
Power Systems	3.7	3.6	3.1
Corporate	0.3	0.2	0.3
Total depreciation and amortization	$57.5	$56.6	$55.5

Net Sales by Geographic Area
United States	$674.1	$620.3	$654.2
Europe	315.9	308.6	305.0
Other foreign	229.3	215.3	225.0
Total	$1,219.3	$1,144.2	$1,184.2

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2014	2013
	(in millions)
Assets
Sealing Products	$578.3	$534.4
Engineered Products	308.7	329.8
Power Systems	145.6	131.3
Corporate	571.4	402.8
	$1,604.0	$1,398.3

Long-Lived Assets
United States	$130.6	$110.1
France	27.3	30.5
Other Europe	28.5	34.3
Other foreign	12.9	12.6
Total	$199.3	$187.5

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
In November 2011, GST filed a proposed plan of reorganization with the Bankruptcy Court. GST's initial proposed plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014, which has since been revised and replaced by GST's second amended proposed plan filed on January 14, 2015.
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
The decision validates the positions that GST has been asserting for the more than four years it has been in this process. Following are several important findings in the opinion:

•	Garlock's products resulted in a relatively low exposure to asbestos to a limited population, and its legal responsibility for causing mesothelioma is relatively de minimis.

•
Chrysotile, the asbestos fiber type used in almost all of Garlock's asbestos products, is far less toxic than other forms of asbestos. The court found reliable and persuasive Garlock's expert epidemiologist, who testified that there is no statistically significant association between low dose chrysotile exposure and mesothelioma.

•	The population that was exposed to Garlock's products was necessarily exposed to far greater quantities of higher potency asbestos from the products of others.

•
The estimates of Garlock's aggregate liability that are based on its historic settlement values are not reliable because those values are infected with the impropriety of some law firms and inflated by the cost of defense.

In June 2014, the official committee representing current asbestos claimants filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
In May 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provided that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date and that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payments will be made only to the extent the verdict becomes final).
The amended plan also provided that GST would pay settled asbestos claims (those settled but not yet paid prior to the Petition Date) in full. The Bankruptcy Court set September 30, 2014 as the bar date for filing proofs of claim for settled asbestos claims. GST had previously scheduled and does not dispute settled asbestos claims totaling $2.5 million. Claimants' attorneys timely filed proofs of claims alleging additional settled asbestos claims in the total amount of $16.5 million. GST has objected to a large majority of those additional alleged claims. GST estimates the range of its aggregate liability for unpaid settled asbestos claims to be from $3.1 million to $16.4 million but believes that its total aggregate liability for settled asbestos claims will be less than $10 million.
On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. This revised plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products.
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note 19, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
The revised plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
We anticipate that payments under the plan to the settlement facility and litigation fund by GST, which will be paid primarily from GST cash balances and remaining insurance and the payment to the settlement facility by Coltec, will be deductible against U.S. taxes. We plan to seek an IRS determination to that effect.
We expect continued opposition from the committee representing current asbestos claimants (the "Current Asbestos Claimants Committee") and their law firms to the revised plan of reorganization.
Also in January 2015, the Bankruptcy Court announced a bench ruling approving a bar date for current asbestos claims and plan solicitation and voting procedures in connection with the revised plan. The approval provides the guidance necessary for providing notice of the process to known and unknown claimants, the filing of claims by current claimants, the rules for eligibility to cast votes on the plan, and the form of ballots to be used for certifying claims and casting votes. Hearings have been scheduled for February and March 2015 on a disclosure statement that GST has filed and proposes to use in connection with the solicitation of votes in favor of the plan. The purpose of the disclosure statement is to provide material information about GST and the plan to creditors, who will decide whether or not to support the plan. The disclosure statement must be approved by the Bankruptcy Court before GST can send it to creditors to solicit their support.
If the Bankruptcy Court confirms the revised plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
GST has requested that a confirmation hearing be set for late 2015 or early 2016 but estimates that it could take until mid- or late 2016 to reach confirmation. Appeals would further lengthen the process.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
GST continues to hope that it can reach a consensual resolution that will also be acceptable to representatives of current claimants, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Net sales	$240.6	$244.8	$240.1
Cost of sales	146.5	145.3	145.3
Gross profit	94.1	99.5	94.8
Operating expenses:
Selling, general and administrative	47.5	41.7	45.1
Asbestos-related	(127.2)	2.3	(1.6)
Other	1.6	0.5	1.7
Total operating expenses	(78.1)	44.5	45.2
Operating income	172.2	55.0	49.6
Interest income, net	31.0	29.7	27.9
Income before reorganization expenses and income taxes	203.2	84.7	77.5
Reorganization expenses	(16.5)	(44.6)	(31.4)
Income before income taxes	186.7	40.1	46.1
Income tax expense	(72.9)	(18.7)	(16.3)
Net income	$113.8	$21.4	$29.8
Comprehensive income	$101.9	$20.8	$30.4

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Net cash flows from operating activities	$63.0	$48.2	$31.9
Investing activities
Purchases of property, plant and equipment	(7.0)	(8.7)	(6.9)
Net receipts (payments) from loans to affiliates	(3.4)	(12.8)	0.5
Net purchases of held-to-maturity securities	(28.3)	(25.0)	(110.0)
Other	1.3	(0.2)	1.4
Net cash used in investing activities	(37.4)	(46.7)	(115.0)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(2.3)	0.4
Net increase (decrease) in cash and cash equivalents	23.2	(0.8)	(82.7)
Cash and cash equivalents at beginning of year	42.8	43.6	126.3
Cash and cash equivalents at end of year	$66.0	$42.8	$43.6

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets
As of December 31, 2014 and 2013
(in millions)

	2014	2013
Assets:
Current assets	$370.9	$314.4
Asbestos insurance receivable	80.7	101.1
Deferred income taxes	85.6	130.4
Notes receivable from affiliate	259.3	248.1
Other assets	73.5	76.2
Total assets	$870.0	$870.2
Liabilities and Shareholder’s Equity:
Current liabilities	$42.7	$43.9
Other liabilities	86.6	58.1
Liabilities subject to compromise (A)	339.1	468.4
Total liabilities	468.4	570.4
Shareholder’s equity	401.6	299.8
Total liabilities and shareholder’s equity	$870.0	$870.2

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $337.5 million as of December 31, 2014 for asbestos related claims. The accrual consists of total funding consisting of (a) $327.5 million for present and future asbestos claims against GST that have not been resolved by settlement prior to the Petition Date plus litigation and administrative expenses, and (b) $10.0 million for claims resolved by enforceable settlement and were not paid prior to the Petition Date and contributions by GST to the settlement facility under the revised plan to the extent such claims are less than $10.0 million. See Note 19, “Commitments and Contingencies – Asbestos.”

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2014 and 2013, we had accrued liabilities of $17.3 million and $15.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and valued them at $750,000 for our internal purposes in 2013 when we accrued the $6.3 million liability. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. Based on our evaluation of the site, we believe our estimated costs to remediate the site will range between $7 million and $10 million, reduced by the value of the trust's remaining assets.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a

May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Separately, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS is subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. During the fourth quarter of 2014, we accrued a liability of $3.5 million related to environmental remediation costs associated with the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs. Based on our evaluation of the site, we are unable to estimate the upper end of a range of reasonably possible costs. Our actual remediation costs could be significantly greater than the $3.5 million we accrued.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it had claims against Coltec related to investigation and remediation at the Onondaga Site. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Balance at beginning of year	$3.8	$4.1
Charges to expense	2.9	3.8
Settlements made	(3.2)	(4.1)
Balance at end of year	$3.5	$3.8

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. The timing of the decision with respect to GGB France's writs of response is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.

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

Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were the initial step in a claims resolution process, which is ongoing. See Note 18, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for additional information about this process and its impact on us.
During the pendency of the Chapter 11 proceedings, certain actions proposed to be taken by GST not in the ordinary course of business are subject to oversight and approval by the Bankruptcy Court. As a result, during the pendency of these proceedings, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the Petition Date.
As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the Chapter 11 proceedings. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the Petition Date and the elimination of claims as a result of information obtained in the Chapter 11 proceedings, the numbers of asbestos claims pending against our subsidiaries have not changed since the Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. The primary cause of pleural mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals.At December 31, 2014, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
GST LLC won reversals of adverse verdicts in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forgo additional accrued interest on the verdict, and GST LLC agreed to discontinue further appeals. Because we were responsible to the bonding company for the bond amount, our Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At December 31, 2014, we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.4 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. The $100.7 million is in addition to the $21.3 million collected in 2014. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2015 – $20 million
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.1 million of insurance recoveries from insolvent carriers since 2007, including a $900,000 payment received in 2014, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
From the Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the Petition Date.

Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate payment to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos liability would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate payment to resolve all present and future asbestos claims to $279.6 million, the amount of its ultimate costs to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos liability to $337.5 million and has recorded its liability at December 31, 2014 at that amount. GST’s estimate of its ultimate asbestos liability of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed its amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility (which would receive $245 million) and a litigation facility (which would receive $30 million ). Funds contained in the settlement facility and the litigation facility were to provide the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 18, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
The revised plan would establish two facilities to resolve unliquidated present and future asbestos claims – a settlement facility and a litigation fund. The settlement facility, administered by an independent trustee, will handle settlement offers under the plan. Claimants will be able to compute their offers from a matrix in the plan that contains objective criteria such as disease, age, whether the injured party left or will leave a spouse, and whether there are dependents. The amounts of the matrix values have been set based on an economic analysis and are designed to ensure that the funding provides future claimants the same recoveries as comparable current claimants.
The settlement facility will provide claimants with both an expedited review option and an individual review option. Under expedited review, a claimant can receive a quick and efficient settlement once he or she provides required evidence of a compensable disease and meaningful exposure to GST asbestos products. Under individual review, a claimant can potentially receive a significantly higher settlement offer if he or she can demonstrate certain additional factors. In order to receive a higher amount than the expedited option offers, claimants or their representatives will have to certify to the claimants’ complete exposure histories and authorize Garrison to investigate and monitor both their tort and trust claims.
Garrison, as reorganized under the plan, will receive a $30 million contribution from GST LLC to maintain and administer the litigation fund separate from the settlement facility. Garrison will manage the litigation of claims from claimants who reject settlement offers from the settlement facility and choose instead to pursue a remedy in court. A case management order will govern the way those claims can be pursued.
Claimants who choose to litigate must file their claims in the Bankruptcy Court in North Carolina. The Bankruptcy Court will oversee discovery and other pre-trial matters before referring cases to the federal district court in Charlotte for trial under the Federal Rules of Evidence. The Charlotte federal court will have discretion about where to send each case for the actual trial. The case management order will also require that claimants identify and disclose all trust claims and provide authorization for Garrison to retrieve all their trust submissions directly from trusts.
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company with substantial equity above the amount of equity currently included in our consolidated financial statements, and an injunction protecting us from future GST claims. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30.0 million charge to establish this liability in our 2014 results.
Confirmation and consummation of the second amended plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, challenges to confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2014 (in millions):

2015	$11.5
2016	9.8
2017	7.9
2018	7.1
2019	6.2
Thereafter	3.8
Total minimum payments	$46.3

Net rent expense was $13.2 million, $15.0 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

20.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of our Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100% owned direct and indirect domestic subsidiaries, which does not include GST and the domestic subsidiaries of GST, that are each guarantors of our

Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Senior Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be a subsidiary of the Company as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
The following tables present condensed consolidating financial information for EnPro Industries, Inc. (the "Parent"), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at our consolidated results. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.
We have revised our December 31, 2013 Condensed Consolidating Balance Sheet that was presented in our Supplemental Guarantor Financial Information footnote in the SEC Form 10-Q for the period ending September 30, 2014.  These adjustments were not considered to be material individually or in the aggregate to the previously issued Supplemental Guarantor Financial Information.  This revision corrected the classification of income taxes receivable or payable, and only affected the Parent and the Guarantor Subsidiaries.  The presentation of the Non-Guarantor Subsidiaries did not change, nor did the Consolidated Total.    The impact on the Parent’s previously issued financial information as of December 31, 2013 is a decrease to current assets of $7.2 million and an increase to non-current assets of $7.2 million.  The impact on the Guarantor Subsidiaries’ previously issued financial information as of December 31, 2013 is a decrease to current assets of $7.2 million, and increase to current liabilities of $7.2 million and a decrease to non-current liabilities of $14.4 million.  Each of these balances is eliminated in consolidation.  The adjustments had no impact on the Condensed Consolidating Statement of Operations, Condensed Consolidating Statement of Comprehensive Income or Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$801.4	$456.3	$(38.4)	$1,219.3
Cost of sales	—	555.5	285.5	(38.4)	802.6
Gross profit	—	245.9	170.8	—	416.7
Operating expenses:
Selling, general and administrative	41.1	144.5	133.9	—	319.5
Asbestos settlement	—	30.0	—	—	30.0
Other	0.8	1.2	1.8	—	3.8
Total operating expenses	41.9	175.7	135.7	—	353.3
Operating income (loss)	(41.9)	70.2	35.1	—	63.4
Interest income (expense), net	6.6	(50.6)	(0.1)	—	(44.1)
Other income (expense), net	(10.0)	23.3	—	—	13.3
Income (loss) before income taxes	(45.3)	42.9	35.0	—	32.6
Income tax benefit (expense)	15.3	(16.6)	(9.3)	—	(10.6)
Income (loss) before equity in earnings of subsidiaries	(30.0)	26.3	25.7	—	22.0
Equity in earnings of subsidiaries, net of tax	52.0	25.7	—	(77.7)	—
Net income	$22.0	$52.0	$25.7	$(77.7)	$22.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$22.0	$52.0	$25.7	$(77.7)	$22.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.6)	(25.6)	(25.6)	51.2	(25.6)
Pension and post-retirement benefits adjustment (excluding amortization)	(39.9)	(39.9)	(2.4)	42.3	(39.9)
Amortization of pension and post-retirement benefits included in net income	2.6	2.6	0.1	(2.7)	2.6
Other comprehensive loss, before tax	(62.9)	(62.9)	(27.9)	90.8	(62.9)
Income tax benefit related to items of other comprehensive loss	14.4	14.3	0.8	(15.1)	14.4
Other comprehensive loss, net of tax	(48.5)	(48.6)	(27.1)	75.7	(48.5)
Comprehensive income (loss)	$(26.5)	$3.4	$(1.4)	$(2.0)	$(26.5)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$739.2	$436.7	$(31.7)	$1,144.2
Cost of sales	—	517.5	277.1	(31.7)	762.9
Gross profit	—	221.7	159.6	—	381.3
Operating expenses:
Selling, general and administrative	31.5	136.4	117.9	—	285.8
Other	—	6.6	2.5	—	9.1
Total operating expenses	31.5	143.0	120.4	—	294.9
Operating income (loss)	(31.5)	78.7	39.2	—	86.4
Interest income (expense), net	5.8	(49.2)	(0.9)	—	(44.3)
Other expense	—	(6.3)	—	—	(6.3)
Income (loss) before income taxes	(25.7)	23.2	38.3	—	35.8
Income tax benefit (expense)	7.5	(7.5)	(8.4)	—	(8.4)
Income (loss) before equity in earnings of subsidiaries	(18.2)	15.7	29.9	—	27.4
Equity in earnings of subsidiaries, net of tax	45.6	29.9	—	(75.5)	—
Net income	$27.4	$45.6	$29.9	$(75.5)	$27.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$27.4	$45.6	$29.9	$(75.5)	$27.4
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	1.0	9.5	(10.5)	1.0
Pension and post-retirement benefits adjustment (excluding amortization)	47.6	46.9	1.3	(48.2)	47.6
Amortization of pension and post-retirement benefits included in net income	9.7	9.7	—	(9.7)	9.7
Realized loss from settled cash flow hedges included in net income	1.0	1.0	—	(1.0)	1.0
Other comprehensive income, before tax	59.3	58.6	10.8	(69.4)	59.3
Income tax expense related to items of other comprehensive income	(21.9)	(21.6)	(0.5)	22.1	(21.9)
Other comprehensive income, net of tax	37.4	37.0	10.3	(47.3)	37.4
Comprehensive income	$64.8	$82.6	$40.2	$(122.8)	$64.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$776.4	$434.4	$(26.6)	$1,184.2
Cost of sales	—	531.9	278.8	(26.6)	784.1
Gross profit	—	244.5	155.6	—	400.1
Operating expenses:
Selling, general and administrative	32.0	135.2	118.9	—	286.1
Other	0.7	2.5	3.3	—	6.5
Total operating expenses	32.7	137.7	122.2	—	292.6
Operating income (loss)	(32.7)	106.8	33.4	—	107.5
Interest income (expense), net	6.6	(48.3)	(1.1)	—	(42.8)
Other expense	—	(1.2)	—	—	(1.2)
Income (loss) before income taxes	(26.1)	57.3	32.3	—	63.5
Income tax benefit (expense)	8.5	(22.0)	(9.0)	—	(22.5)
Income (loss) before equity in earnings of subsidiaries	(17.6)	35.3	23.3	—	41.0
Equity in earnings of subsidiaries, net of tax	58.6	23.3	—	(81.9)	—
Net income	$41.0	$58.6	$23.3	$(81.9)	$41.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2012
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$41.0	$58.6	$23.3	$(81.9)	$41.0
Other comprehensive income (loss):
Foreign currency translation adjustments	5.3	5.4	5.2	(10.6)	5.3
Pension and post-retirement benefits adjustment (excluding amortization)	(10.8)	(10.9)	(1.9)	12.8	(10.8)
Amortization of pension and post-retirement benefits included in net income	10.2	10.2	—	(10.2)	10.2
Realized income from settled cash flow hedges included in net income	(0.2)	(0.2)	—	0.2	(0.2)
Other comprehensive income, before tax	4.5	4.5	3.3	(7.8)	4.5
Income tax benefit related to items of other comprehensive income	0.2	0.2	0.6	(0.8)	0.2
Other comprehensive income, net of tax	4.7	4.7	3.9	(8.6)	4.7
Comprehensive income	$45.7	$63.3	$27.2	$(90.5)	$45.7

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25.6)	$20.3	$38.7	$(1.2)	$32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(30.0)	(11.7)	—	(41.8)
Payments for capitalized internal-use software	(0.1)	(5.4)	(5.0)	—	(10.5)
Proceeds from sale of business	—	39.3	—	—	39.3
Acquisitions, net of cash acquired	—	(59.5)	(2.4)	—	(61.9)
Other	—	—	0.2	—	0.2
Net cash used in investing activities	(0.2)	(55.6)	(18.9)	—	(74.7)
FINANCING ACTIVITIES
Net payments between subsidiaries	(157.3)	159.7	(2.4)	—	—
Intercompany dividends	—	—	(1.2)	1.2	—
Net proceeds from short-term borrowings	—	—	3.4	—	3.4
Proceeds from debt	297.6	339.4	—	—	637.0
Repayments of debt	(52.0)	(347.0)	—	—	(399.0)
Debt issuance costs	(5.4)	(1.9)	—	—	(7.3)
Repurchase of convertible debentures conversion option	(53.6)	—	—	—	(53.6)
Other	(3.5)	—	—	—	(3.5)
Net cash provided by (used in) financing activities	25.8	150.2	(0.2)	1.2	177.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.7)	—	(4.7)
Net increase in cash and cash equivalents	—	114.9	14.9	—	129.8
Cash and cash equivalents at beginning of year	—	—	64.4	—	64.4
Cash and cash equivalents at end of year	$—	$114.9	$79.3	$—	$194.2

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17.8)	$61.5	$29.4	$(3.2)	$69.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(15.4)	(15.3)	—	(30.7)
Payments for capitalized internal-use software	—	(6.5)	(2.7)	—	(9.2)
Acquisitions, net of cash acquired	—	—	(2.0)	—	(2.0)
Other	—	0.1	0.3	—	0.4
Net cash used in investing activities	—	(21.8)	(19.7)	—	(41.5)
FINANCING ACTIVITIES
Net payments between subsidiaries	22.4	(13.1)	(9.3)	—	—
Intercompany dividends	—	—	(3.2)	3.2	—
Net proceeds from short-term borrowings	—	—	12.8	—	12.8
Proceeds from debt	—	187.7	—	—	187.7
Repayments of debt	—	(214.3)	(1.1)	—	(215.4)
Other	(4.6)	—	—	—	(4.6)
Net cash provided by (used in) financing activities	17.8	(39.7)	(0.8)	3.2	(19.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Net increase in cash and cash equivalents	—	—	10.5	—	10.5
Cash and cash equivalents at beginning of year	—	—	53.9	—	53.9
Cash and cash equivalents at end of year	$—	$—	$64.4	$—	$64.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9.6)	$75.3	$60.3	$(7.8)	$118.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(22.1)	(13.4)	—	(35.6)
Payments for capitalized internal-use software	—	(0.6)	(4.7)	—	(5.3)
Acquisitions, net of cash acquired	—	(85.1)	(0.2)	—	(85.3)
Other	—	0.3	0.3	—	0.6
Net cash used in investing activities	(0.1)	(107.5)	(18.0)	—	(125.6)
FINANCING ACTIVITIES
Net payments between subsidiaries	8.0	(1.0)	(7.0)	—	—
Intercompany dividends	—	—	(7.8)	7.8	—
Net payments on short-term borrowings	—	—	(0.5)	—	(0.5)
Proceeds from debt	—	246.7	—	—	246.7
Repayments of debt	—	(216.4)	(2.0)	—	(218.4)
Other	1.7	—	—	—	1.7
Net cash provided by (used in) financing activities	9.7	29.3	(17.3)	7.8	29.5
Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1
Net increase (decrease) in cash and cash equivalents	—	(2.9)	26.1	—	23.2
Cash and cash equivalents at beginning of year	—	2.9	27.8	—	30.7
Cash and cash equivalents at end of year	$—	$—	$53.9	$—	$53.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$114.9	$79.3	$—	$194.2
Accounts receivable, net	—	139.1	66.1	—	205.2
Intercompany receivables	—	6.3	2.1	(8.4)	—
Inventories	—	103.6	56.1	—	159.7
Prepaid expenses and other current assets	28.7	23.4	10.0	(18.1)	44.0
Total current assets	28.7	387.3	213.6	(26.5)	603.1
Property, plant and equipment, net	0.2	130.3	68.8	—	199.3
Goodwill	—	159.4	73.0	—	232.4
Other intangible assets	—	166.5	36.3	—	202.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	240.5	6.1	3.6	(250.2)	—
Investment in subsidiaries	699.2	285.6	—	(984.8)	—
Other assets	17.7	98.0	20.7	(6.9)	129.5
Total assets	$986.3	$1,470.1	$416.0	$(1,268.4)	$1,604.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$23.6	$—	$23.6
Notes payable to GST	—	11.7	—	—	11.7
Current maturities of long-term debt	22.4	0.1	—	—	22.5
Accounts payable	0.5	55.2	32.1	—	87.8
Intercompany payables	—	2.1	6.3	(8.4)	—
Accrued expenses	12.3	100.1	37.3	(18.1)	131.6
Total current liabilities	35.2	169.2	99.3	(26.5)	277.2
Long-term debt	297.7	0.7	0.2	—	298.6
Notes payable to GST	—	259.3	—	—	259.3
Intercompany payables	0.8	243.4	6.0	(250.2)	—
Other liabilities	14.2	98.3	24.9	(6.9)	130.5
Total liabilities	347.9	770.9	130.4	(283.6)	965.6
Temporary equity	1.0	—	—	—	1.0
Shareholders’ equity	637.4	699.2	285.6	(984.8)	637.4
Total liabilities and equity	$986.3	$1,470.1	$416.0	$(1,268.4)	$1,604.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$64.4	$—	$64.4
Accounts receivable, net	—	123.7	69.4	—	193.1
Intercompany receivables	—	4.4	1.4	(5.8)	—
Inventories	—	92.9	56.2	—	149.1
Prepaid expenses and other current assets	11.9	31.7	13.7	(7.2)	50.1
Total current assets	11.9	252.7	205.1	(13.0)	456.7
Property, plant and equipment, net	0.3	109.7	77.5	—	187.5
Goodwill	—	141.5	78.7	—	220.2
Other intangible assets	—	157.7	42.4	—	200.1
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	216.7	141.3	2.2	(360.2)	—
Investment in subsidiaries	688.0	289.6	—	(977.6)	—
Other assets	13.6	70.8	17.8	(5.3)	96.9
Total assets	$930.5	$1,400.2	$423.7	$(1,356.1)	$1,398.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$22.0	$—	$22.0
Notes payable to GST	—	11.2	—	—	11.2
Current maturities of long-term debt	156.6	—	—	—	156.6
Accounts payable	1.6	51.4	33.8	—	86.8
Intercompany payables	—	1.4	4.4	(5.8)	—
Accrued expenses	13.9	92.2	41.9	(7.2)	140.8
Total current liabilities	172.1	156.2	102.1	(13.0)	417.4
Long-term debt	—	8.5	—	—	8.5
Notes payable to GST	—	248.1	—	—	248.1
Intercompany payables	134.3	218.9	7.0	(360.2)	—
Other liabilities	10.7	80.5	25.0	(5.3)	110.9
Total liabilities	317.1	712.2	134.1	(378.5)	784.9
Temporary equity	15.9	—	—	—	15.9
Shareholders’ equity	597.5	688.0	289.6	(977.6)	597.5
Total liabilities and equity	$930.5	$1,400.2	$423.7	$(1,356.1)	$1,398.3

21.	Subsequent Events
In January 2015, we and GST reached agreement with the Future Claimants' Representative with respect to the terms of a second amended plan of reorganization to be proposed by GST in its pending Chapter 11 proceedings. This revised plan was filed by GST with the Bankruptcy Court on January 14, 2015. Among other things, the revised plan contemplates a $30 million contribution by our consolidated subsidiary, Coltec, to a settlement facility to be established under the revised plan. This contribution is to be made by Coltec upon the consummation of the revised plan. In consideration for this contribution by Coltec, the revised plan provides for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and the entry of an injunction permanently protecting us from the assertion of such claims. The revised plan is discussed in greater detail in Note 18, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." and Note 19, "Commitments and Contingencies - Asbestos".
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on our common stock and declared a cash dividend of $0.20 per share payable on March 16, 2015 to shareholders of record at the close of business on March 2, 2015.
On February 12, 2015, we acquired the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry for $29 million in cash. ATDynamics will become part of EnPro’s Stemco division within the Sealing Products segment. ATDynamics, headquartered in Hayward, California, is the leading designer and manufacturer of a suite of clean technology products engineered to reduce fuel consumption in the global freight transportation industry. The purchase price allocation is still subject to the completion of the valuation of certain assets and liabilities as well as the purchase price adjustments pursuant to the acquisition agreement.
On February 19, 2015, our Board of Directors authorized the Company to repurchase up to $80 million of our common shares. This share repurchase authorization expires in approximately two years and share repurchases pursuant to this authorization may be suspended or discontinued at any time.

22.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$287.2	$286.9	$313.1	$305.8	$302.6	$276.0	$316.4	$275.5
Gross profit	$96.5	$94.2	$108.1	$109.2	$106.2	$92.1	$105.9	$85.8
Net income	$1.3	$8.6	$8.3	$8.0	$8.6	$5.6	$3.8	$5.2
Basic earnings per share	$0.06	$0.41	$0.36	$0.39	$0.36	$0.27	$0.16	$0.25
Diluted earnings per share	$0.05	$0.39	$0.32	$0.35	$0.33	$0.23	$0.15	$0.22

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2014	$6.0	$2.5	$(1.1)	$(0.4)	$7.0
2013	$5.7	$1.7	$(1.4)	$—	$6.0
2012	$4.6	$1.7	$(0.9)	$0.3	$5.7

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2014	$17.6	$2.3	$(0.4)	$0.4	$19.9
2013	$17.7	$(1.8)	$(0.1)	$1.8	$17.6
2012	$12.1	$4.8	$—	$0.8	$17.7

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.