Form 10-Q
period 2015-03-31
ENPRO INDUSTRIES, INC
filed 2015-05-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, there were 22,822,574 shares of common stock of the registrant outstanding, which does not include 199,376 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2015 and 2014
(in millions, except per share amounts)

	2015	2014
Net sales	$277.5	$287.2
Cost of sales	187.7	190.7
Gross profit	89.8	96.5
Operating expenses:
Selling, general and administrative	77.3	78.9
Other	1.1	0.2
Total operating expenses	78.4	79.1
Operating income	11.4	17.4
Interest expense	(13.0)	(11.1)
Interest income	0.1	0.2
Other expense	(4.1)	(4.2)
Income (loss) before income taxes	(5.6)	2.3
Income tax benefit (expense)	4.0	(1.0)
Net income (loss)	$(1.6)	$1.3
Comprehensive income (loss)	$(17.8)	$0.3

Basic earnings (loss) per share	$(0.07)	$0.06
Diluted earnings (loss) per share	$(0.07)	$0.05

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2015 and 2014
(in millions)

	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(1.6)	$1.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7.2	7.5
Amortization	6.9	6.7
Accretion of debt discount	0.3	1.8
Loss on exchange and repurchase of convertible debentures	2.8	3.6
Deferred income taxes	1.5	(12.3)
Stock-based compensation	1.3	2.2
Other non-cash adjustments	0.3	(0.6)
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(4.1)	(21.0)
Inventories	(11.5)	(9.3)
Accounts payable	(1.2)	2.8
Other current assets and liabilities	(21.0)	(10.5)
Other non-current assets and liabilities	(2.4)	2.8
Net cash used in operating activities	(21.5)	(25.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9.1)	(6.7)
Payments for capitalized internal-use software	(1.1)	(2.8)
Acquisitions, net of cash acquired	(30.6)	(1.9)
Other	—	0.1
Net cash used in investing activities	(40.8)	(11.3)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	0.8	0.7
Proceeds from debt	41.4	70.3
Repayments of debt	(23.3)	(34.5)
Repurchase of common stock	(47.4)	—
Dividends paid	(4.8)	—
Repurchase of convertible debentures conversion option	(21.6)	—
Other	(2.0)	(4.7)
Net cash provided by (used in) financing activities	(56.9)	31.8
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(0.1)
Net decrease in cash and cash equivalents	(122.0)	(4.6)
Cash and cash equivalents at beginning of period	194.2	64.4
Cash and cash equivalents at end of period	$72.2	$59.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27.0	$18.1
Income taxes, net	$2.2	$13.3
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$72.2	$194.2
Accounts receivable, net	209.8	205.2
Inventories	168.8	159.7
Prepaid expenses and other current assets	38.0	44.0
Total current assets	488.8	603.1
Property, plant and equipment, net	199.3	199.3
Goodwill	237.1	232.4
Other intangible assets	210.8	202.8
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	99.1	80.3
Other assets	47.4	49.2
Total assets	$1,519.4	$1,604.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$24.0	$23.6
Notes payable to GST	12.2	11.7
Current maturities of long-term debt	2.2	22.5
Accounts payable	89.5	87.8
Accrued expenses	108.7	131.6
Total current liabilities	236.6	277.2
Long-term debt	340.1	298.6
Notes payable to GST	271.0	259.3
Other liabilities	131.7	130.5
Total liabilities	979.4	965.6
Commitments and contingencies
Temporary equity	0.1	1.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 23,414,744 shares in 2015 and 24,172,716 shares in 2014	0.2	0.2
Additional paid-in capital	402.4	477.3
Retained earnings	188.9	195.3
Accumulated other comprehensive loss	(50.3)	(34.1)
Common stock held in treasury, at cost – 199,376 shares in 2015 and 200,022 shares in 2014	(1.3)	(1.3)
Total shareholders’ equity	539.9	637.4
Total liabilities and equity	$1,519.4	$1,604.0

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2014 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2014 included within our annual report on Form 10-K.
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
Recently Issued Authoritative Accounting Guidance
In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, a one-year deferral of the effective date of the new revenue recognition standard was proposed. If approved, the new standard will become effective for us beginning with the first quarter 2018. We are currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on our consolidated financial statements.
In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

2.	Acquisitions
In February 2015, we acquired the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. ATDynamics is managed as part of our Stemco division within the Sealing Products segment. ATDynamics, headquartered in Hayward, California, is a leading designer and manufacturer of a suite of aerodynamic products engineered to reduce fuel consumption in the global freight transportation industry.

We paid $30.6 million, net of cash acquired, for the business. The acquisition of ATDynamics includes an agreement that could require us to pay additional consideration based on the future gross profit of ATDynamics during the twelve months subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was $0.8 million, which is included in accrued expenses in the accompanying Consolidated Balance Sheet as of March 31, 2015.
Because the assets, liabilities and results of operations for this acquisition are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Earnings Per Share

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$(1.6)	$1.3
Denominator:
Weighted-average shares – basic	23.8	21.3
Share-based awards	—	0.1
Convertible debentures and related warrants	—	3.7
Weighted-average shares – diluted	23.8	25.1
Earnings (loss) per share:
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.05
As discussed further in Note 9, "Long-Term Debt - Convertible Debentures", we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the adjusted conversion price ($33.68 per share at March 31, 2015 and $33.79 per share at March 31, 2014). As discussed further in Note 9, "Long-Term Debt - Convertible Debentures", we repurchased a significant portion of our outstanding Convertible Debentures in March 2015.
We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitle the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. The warrant transactions have a dilutive effect during such periods that the average price per share of our common stock exceeds the $46.64 per share strike price of the warrants. The repurchase transaction discussed above did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures. On March 17, 2015, we entered into an agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options providing for a net-share settlement with shares being delivered to us during the second quarter of 2015.
In the three months ended March 31, 2015, there was a loss attributable to common shares. There were 1.6 million potentially dilutive shares excluded from the calculation of diluted earnings per share since they were antidilutive.

4.	Inventories

	March 31, 2015	December 31, 2014
	(in millions)
Finished products	$106.4	$101.2
Work in process	25.3	22.1
Raw materials and supplies	45.9	45.7
	177.6	169.0
Reserve to reduce certain inventories to LIFO basis	(12.8)	(12.8)
Manufacturing inventories	164.8	156.2
Incurred costs relating to long-term contracts	9.5	9.1
Progress payments related to long-term contracts	(5.5)	(5.6)
Net balance associated with completed-contract inventories	4.0	3.5
Total inventories	$168.8	$159.7
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
Refer to Note 5, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

5.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$211.4	$198.6
Cumulative billings on uncompleted POC contracts	205.5	200.0
	$5.9	$(1.4)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2015	December 31, 2014
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$7.8	$6.3
Accrued expenses (billings in excess of POC revenue recognized)	(1.9)	(7.7)
	$5.9	$(1.4)

During the quarter ending March 31, 2015, total U.S. Dollar equivalent revenues under a multi-year €89.2 million engine sales contract accounted for utilizing the POC method fell below the total projected U.S. Dollar costs as a result of the significant strengthening of the U.S. Dollar as compared to the Euro since the contract date of May 2014. As a result, we recorded a loss provision of $6.2 million during the first quarter of 2015. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. An evaluation of the impact of exchange rates on the contract will be performed quarterly for the duration of the contract.
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Incurred costs relating to long-term contracts	$6.4	$5.9
Progress payments related to long-term contracts	(10.5)	(10.5)
Net balance associated with completed-contract inventories	$(4.1)	$(4.6)

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
At March 31, 2015 and December 31, 2014, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 4, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At March 31, 2015 and December 31, 2014, deposits and progress payments for long lead time components accounted for under the POC method totaled $2.1 million and $2.1 million, respectively, and at March 31, 2015 and December 31, 2014, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $0.9 million and $0.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2015, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2014	$169.0	$56.3	$7.1	$232.4
Change due to acquisition	8.8	—	—	8.8
Change due to foreign currency translation	(1.9)	(2.2)	—	(4.1)
Goodwill as of March 31, 2015	$175.9	$54.1	$7.1	$237.1

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $108.7 million for the Engineered Products segment as of March 31, 2015 and December 31, 2014.

Identifiable intangible assets are as follows:

	As of March 31, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$215.4	$100.4	$213.6	$98.2
Existing technology	63.3	23.6	53.7	22.7
Trademarks	35.5	16.4	33.8	16.7
Other	23.0	20.8	24.0	20.8
	337.2	161.2	325.1	158.4
Indefinite-Lived:
Trademarks	34.8	—	36.1	—
Total	$372.0	$161.2	$361.2	$158.4
Amortization expense for the three months ended March 31, 2015 and 2014, was $5.3 million and $5.8 million, respectively.

7.	Accrued Expenses

	March 31, 2015	December 31, 2014
	(in millions)
Salaries, wages and employee benefits	$38.9	$43.0
Interest	8.6	35.3
Customer advances	7.4	13.5
Income and other taxes	11.5	8.7
Other	42.3	31.1
	$108.7	$131.6

8.	Related Party Transactions
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
On June 5, 2010 (the "Petition Date"), GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 15, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of March 31, 2015 and December 31, 2014, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $24.0 million and $23.6 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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

The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2015 and 2014, $17.6 million and $16.9 million, respectively, was paid in cash and PIK interest of $12.2 million and $11.7 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 9, "Long-Term Debt - Revolving Credit Facility".
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Three Months Ended March 31,
Description		2015	2014
		(in millions)
Sales to GST	Net sales	$6.1	$6.9
Purchases from GST	Cost of sales	$5.3	$6.2
Interest expense to GST	Interest expense	$7.8	$7.5

Description	Consolidated Balance Sheets Caption	March 31, 2015	December 31, 2014
		(in millions)
Due from GST	Accounts receivable, net	$9.1	$18.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$78.5	$73.0
Due from GST	Other assets	$1.1	$1.1
Due to GST	Accounts payable	$7.2	$7.5
Accrued interest to GST	Accrued expenses	$7.7	$29.8

9.	Long-Term Debt
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
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances. As of April 1, 2015, the Convertible Debentures remained convertible by holders of the Convertible Debentures.

This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.79, or 130% of the adjusted conversion price of $33.68, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2015. The Convertible Debentures will be convertible until June 30, 2015, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Because the Convertible Debentures are currently convertible, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
In March 2015, we purchased for cash approximately $21.3 million in aggregate principal amount of Convertible Debentures in a privately negotiated transaction. We paid $44.9 million to complete the transaction of which $23.3 million was allocated to the extinguishment of the liability component and the remaining $21.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $2.8 million pre-tax loss on the transaction ($1.8 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations.
This transaction reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $2.2 million.
The debt discount, $0.1 million as of March 31, 2015, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the three months ended March 31, 2015 and 2014 includes $0.2 million and $1.6 million, respectively, of contractual interest coupon and $0.2 million and $1.8 million, respectively, of debt discount amortization.
Senior Notes
In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million.
The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the Senior Notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount is being amortized through interest expense until the maturity date resulting in an effective interest rate of 6.0%. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.
On or after September 15, 2017, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before September 15, 2017 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any. We may also redeem some or all of the Senior Notes before September 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, plus a “make whole” premium.
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
Revolving Credit Facility
We have a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
EnPro and Coltec are the permitted borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (other than GST and their respective subsidiaries, unless they elect to guarantee upon becoming consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee.

Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications.
The borrowing availability under our Revolving Credit Facility at March 31, 2015 was $247.9 million after giving consideration to $10.7 million of outstanding letters of credit and $41.4 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(in millions)
Service cost	$1.6	$2.0	$0.1	$0.2
Interest cost	3.0	2.8	0.1	0.1
Expected return on plan assets	(4.7)	(4.2)	—	—
Amortization of net loss	1.9	0.7	—	—
Deconsolidation of GST	(0.2)	(0.2)	—	—
Net periodic benefit cost	$1.6	$1.1	$0.2	$0.3
We do not anticipate making any contributions to our U.S. defined benefit pension plans in the year ending December 31, 2015.

11.	Shareholders' Equity
On January 13, 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy we declared a cash dividend of $0.20 per share payable on March 16, 2015 to shareholders of record at the close of business on March 2, 2015. Total dividend payments of $4.8 million were made during the three months ended March 31, 2015. Additionally, we declared a quarterly dividend of $0.20 per share to be paid on June 15, 2015 to shareholders of record at the close of business on June 1, 2015.
On February 19, 2015, our board of directors authorized the repurchase up to $80.0 million of our outstanding common shares. During the three months ended March 31, 2015 we repurchased 0.8 million shares for $54.3 million. Of this amount $47.4 million had settled as of March 31, 2015. The repurchase plan was completed in April 2015 after purchasing an additional 0.4 million shares.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, heavy-duty truck wheel-end component systems including brake products, heavy-duty truck aerodynamic products, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, and PTFE products.

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
Segment operating results and other financial data for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(in millions)
Sales
Sealing Products	$160.9	$155.0
Engineered Products	77.2	91.8
Power Systems	40.2	41.1
	278.3	287.9
Intersegment sales	(0.8)	(0.7)
Net sales	$277.5	$287.2
Segment Profit
Sealing Products	$18.0	$17.1
Engineered Products	3.4	8.7
Power Systems	0.6	3.3
Total segment profit	22.0	29.1
Corporate expenses	(9.8)	(10.1)
Interest expense, net	(12.9)	(10.9)
Other expense, net	(4.9)	(5.8)
Income (loss) before income taxes	$(5.6)	$2.3
Segment assets are as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Sealing Products	$623.0	$578.3
Engineered Products	302.5	308.7
Power Systems	143.8	145.6
Corporate	450.1	571.4
	$1,519.4	$1,604.0

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2015	December 31, 2014
	(in millions)
Assets
Cash equivalents:
Money market	$—	$117.7
Time deposits	23.8	22.8
	23.8	140.5
Deferred compensation assets	5.7	5.6
	$29.5	$146.1
Liabilities
Deferred compensation liabilities	$7.9	$7.9
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$342.3	$358.5	$321.1	$345.3
Notes payable to GST	$283.2	$292.1	$271.0	$278.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive income before reclassifications	(17.5)	—	(17.5)
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income (loss)	(17.5)	1.3	(16.2)
Ending balance	$(0.5)	$(49.8)	$(50.3)

Changes in accumulated other comprehensive income by component (after tax) for the three months ended March 31, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$42.6	$(28.2)	$14.4
Other comprehensive income before reclassifications	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.4
Net current-period other comprehensive income (loss)	(1.4)	0.4	(1.0)
Ending balance	$41.2	$(27.8)	$13.4
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
(in millions)	Three Months Ended March 31,
	2015	2014
Amortization of pension and other postretirement plans:
Actuarial losses	$1.9	$0.7	(1)
Tax benefit	(0.6)	(0.3)	Income tax expense
Net of tax	$1.3	$0.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10, “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to resolve and pay all asbestos claims. GST seeks an agreement with asbestos claimants and other creditors on the terms of a plan for the establishment of such a trust and repayment of creditors in full, or in the absence of such an agreement, an order of the Bankruptcy Court confirming such a plan.
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
On May 29, 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.
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
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note16, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”

The revised plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of any derivative claims against us based on GST asbestos products and operations.
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
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim must be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2015, or be forever barred. The Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on June 20, 2016.
If the Bankruptcy Court confirms the second amended plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
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
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net sales	$54.2	$59.0
Cost of sales	33.8	35.9
Gross profit	20.4	23.1
Operating expenses:
Selling, general and administrative	10.7	10.9
Asbestos-related	(0.2)	0.3
Other	0.1	0.5
Total operating expenses	10.6	11.7
Operating income	9.8	11.4
Interest income, net	8.0	7.6
Income before reorganization expenses and income taxes	17.8	19.0
Reorganization expenses	(3.5)	(2.9)
Income before income taxes	14.3	16.1
Income tax expense	(4.8)	(5.6)
Net income	$9.5	$10.5
Comprehensive income	$6.5	$10.5

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2015 and 2014
(in millions)

	2015	2014
Net cash provided by operating activities	$11.1	$6.1
Investing activities
Purchases of property, plant and equipment	(1.0)	(1.6)
Net payments on loans to affiliates	(0.8)	(0.7)
Other	0.1	(0.3)
Net cash used in investing activities	(1.7)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)
Net increase in cash and cash equivalents	8.0	3.4
Cash and cash equivalents at beginning of period	66.0	42.8
Cash and cash equivalents at end of period	$74.0	$46.2

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	March 31, 2015	December 31, 2014
Assets:
Current assets	$359.5	$370.9
Asbestos insurance receivable	80.7	80.7
Deferred income taxes	87.8	85.6
Notes receivable from affiliate	271.0	259.3
Other assets	72.4	73.5
Total assets	$871.4	$870.0
Liabilities and Shareholder’s Equity:
Current liabilities	$32.5	$42.7
Other liabilities	91.7	86.6
Liabilities subject to compromise (A)	339.1	339.1
Total liabilities	463.3	468.4
Shareholder’s equity	408.1	401.6
Total liabilities and shareholder’s equity	$871.4	$870.0

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $337.5 million as of March 31, 2015 for asbestos related claims. The accrual consists of total funding consisting of (a) $327.5 million for present and future asbestos claims against GST that have not been resolved by settlement prior to the Petition Date plus litigation and administrative expenses, and (b) $10.0 million for claims resolved by enforceable settlement and were not paid prior to the Petition Date and contributions by GST to the settlement facility under the revised plan to the extent such claims are less than $10.0 million. See Note 16, “Commitments and Contingencies – Asbestos.”

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

Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2015 and December 31, 2014, we had accrued liabilities of $17.0 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and have valued them at $750,000 for our internal purposes. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. On April 1, 2015, we entered into a Consent Order with the Wisconsin Department of Natural Resources regarding remediation and, based on our evaluation of the site, believe that the amounts previously reserved are adequate to fulfill our obligations under the order.
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
In addition, Coltec has received a notice from the EPA stating that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. At this time, we have not yet determined whether any predecessor entity operated these mines in that period and have limited information regarding the sites and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites.
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
In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund a trust for retiree medical benefits for certain employees at the plant. This trust (the “Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the Benefits Trust, and thus the assets and liabilities of this trust are not included in our Consolidated Balance Sheets. Under the terms of the Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and 2015. The actuarial reports in 1995 and 2005 determined that the Benefits Trust has sufficient assets to fund the payment of future benefits. The third actuarial report released in January 2015, also determined that the Benefits Trust had sufficient assets to fund the payment of future benefits.
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

Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
	(in millions)
Balance at beginning of year	$3.5	$3.8
Charges (credits) to expense	1.1	(0.3)
Settlements made (primarily payments)	(0.4)	(0.3)
Balance at end of period	$4.2	$3.2
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings, whether any defect caused the damages claimed by BorgWarner and whether GGB was bound by certain notification requirements, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court of Brive-la-Gaillarde rejected BorgWarner's requests for "fast track" proceedings. The timing of the decision with respect to GGB France's writ of response seeking to stay the proceeding on the merits is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. See Note 15, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for additional information about this process and its impact on us.
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
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them did not establish exposure to GST products or had claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At March 31, 2015, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
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

Insurance Coverage. At March 31, 2015 we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.6 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $0.2 million collected in the first three months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2015 – $20 million (in the remaining nine months of 2015)
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.3 million of insurance recoveries from insolvent carriers since 2007, including a $185,000 payment received in the first quarter of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate expenditures to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believed its ultimate expenditures to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos expenditures would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate expenditures to resolve all present and future asbestos claims to $279.6 million, the amount of expenditures necessary to resolve all asbestos claims under that amended plan.

In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at March 31, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would have provided the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements, and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 15, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$189.0	$99.2	$(10.7)	$277.5
Cost of sales	—	135.4	63.0	(10.7)	187.7
Gross profit	—	53.6	36.2	—	89.8
Operating expenses:
Selling, general and administrative	9.3	37.0	31.0	—	77.3
Other	0.1	0.2	0.8	—	1.1
Total operating expenses	9.4	37.2	31.8	—	78.4
Operating income (loss)	(9.4)	16.4	4.4	—	11.4
Interest income (expense), net	0.1	(12.9)	(0.1)	—	(12.9)
Other expense	(2.8)	(1.3)	—	—	(4.1)
Income (loss) before income taxes	(12.1)	2.2	4.3	—	(5.6)
Income tax benefit (expense)	3.7	(0.7)	1.0	—	4.0
Income (loss) before equity in earnings of subsidiaries.	(8.4)	1.5	5.3	—	(1.6)
Equity in earnings of subsidiaries, net of tax	6.8	5.3	—	(12.1)	—
Net income (loss)	$(1.6)	$6.8	$5.3	$(12.1)	$(1.6)
Comprehensive loss	$(17.8)	$(9.4)	$(12.0)	$21.4	$(17.8)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$182.0	$113.8	$(8.6)	$287.2
Cost of sales	—	129.4	69.9	(8.6)	190.7
Gross profit	—	52.6	43.9	—	96.5
Operating expenses:
Selling, general and administrative	9.4	36.0	33.5	—	78.9
Other	0.1	0.1	—	—	0.2
Total operating expenses	9.5	36.1	33.5	—	79.1
Operating income (loss)	(9.5)	16.5	10.4	—	17.4
Interest income (expense), net	1.7	(12.6)	—	—	(10.9)
Other expense	(3.6)	(0.6)	—	—	(4.2)
Income (loss) before income taxes	(11.4)	3.3	10.4	—	2.3
Income tax benefit (expense)	3.0	(0.8)	(3.2)	—	(1.0)
Income (loss) before equity in earnings of subsidiaries	(8.4)	2.5	7.2	—	1.3
Equity in earnings of subsidiaries, net of tax	9.7	7.2	—	(16.9)	—
Net income	$1.3	$9.7	$7.2	$(16.9)	$1.3
Comprehensive income	$0.3	$8.7	$5.7	$(14.4)	$0.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(7.8)	$(4.6)	$(9.1)	$—	$(21.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(4.9)	(4.1)	—	(9.1)
Payments for capitalized internal-use software	—	(0.9)	(0.2)	—	(1.1)
Acquisitions, net of cash acquired	—	(30.6)	—	—	(30.6)
Net cash used in investing activities	(0.1)	(36.4)	(4.3)	—	(40.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	107.0	(115.3)	8.3	—	—
Net proceeds from short-term borrowings	—	—	0.8	—	0.8
Proceeds from debt	—	41.4	—	—	41.4
Repayments of debt	(23.3)	—	—	—	(23.3)
Repurchase of common stock	(47.4)	—	—	—	(47.4)
Dividends paid	(4.8)	—	—	—	(4.8)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.0)	—	—	—	(2.0)
Net cash provided by (used in) financing activities	7.9	(73.9)	9.1	—	(56.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.8)	—	(2.8)
Net decrease in cash and cash equivalents	—	(114.9)	(7.1)	—	(122.0)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$—	$72.2	$—	$72.2

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(19.9)	$(13.5)	$9.0	$(0.6)	$(25.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(4.3)	(2.3)	—	(6.7)
Payments for capitalized internal-use software	—	(1.3)	(1.5)	—	(2.8)
Acquisitions, net of cash acquired	—	(1.9)	—	—	(1.9)
Other	—	—	0.1	—	0.1
Net cash used in investing activities	(0.1)	(7.5)	(3.7)	—	(11.3)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	24.7	(14.8)	(9.9)	—	—
Intercompany dividends	—	—	(0.6)	0.6	—
Net proceeds from short-term borrowings	—	—	0.7	—	0.7
Proceeds from debt	—	70.3	—	—	70.3
Repayments of debt	—	(34.5)	—	—	(34.5)
Other	(4.7)	—	—	—	(4.7)
Net cash provided by (used in) financing activities	20.0	21.0	(9.8)	0.6	31.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net decrease in cash and cash equivalents	—	—	(4.6)	—	(4.6)
Cash and cash equivalents at beginning of period	—	—	64.4	—	64.4
Cash and cash equivalents at end of period	$—	$—	$59.8	$—	$59.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$72.2	$—	$72.2
Accounts receivable, net	—	139.5	70.3	—	209.8
Intercompany receivables	—	9.3	2.5	(11.8)	—
Inventories	—	113.9	54.9	—	168.8
Prepaid expenses and other current assets	15.8	23.6	11.4	(12.8)	38.0
Total current assets	15.8	286.3	211.3	(24.6)	488.8
Property, plant and equipment, net	0.3	134.0	65.0	—	199.3
Goodwill	—	168.2	68.9	—	237.1
Other intangible assets	—	177.3	33.5	—	210.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	132.7	5.1	1.9	(139.7)	—
Investment in subsidiaries	705.1	272.1	—	(977.2)	—
Other assets	11.4	106.7	28.9	(0.5)	146.5
Total assets	$865.3	$1,386.6	$409.5	$(1,142.0)	$1,519.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.0	$—	$24.0
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	2.1	0.1	—	—	2.2
Accounts payable	1.0	56.2	32.3	—	89.5
Intercompany payables	—	2.5	9.3	(11.8)	—
Accrued expenses	12.9	71.9	36.7	(12.8)	108.7
Total current liabilities	16.0	142.9	102.3	(24.6)	236.6
Long-term debt	297.8	42.1	0.2	—	340.1
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	—	127.1	12.6	(139.7)	—
Other liabilities	11.5	98.4	22.3	(0.5)	131.7
Total liabilities	325.3	681.5	137.4	(164.8)	979.4
Temporary equity	0.1	—	—	—	0.1
Shareholders’ equity	539.9	705.1	272.1	(977.2)	539.9
Total liabilities and equity	$865.3	$1,386.6	$409.5	$(1,142.0)	$1,519.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2014
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
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2014, which include:

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

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials;

•	the impact of fluctuations in currency exchange rates; and

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 64 primary manufacturing facilities located in 13 countries, including the United States.
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment.
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; resilient metal seals; elastomeric seals; hydraulic components; expansion joints; pipeline casing spacers/isolators; casing end seals; modular sealing systems for sealing pipeline penetrations; hole forming products; manhole infiltration sealing systems; safety-related signage for pipelines; heavy-duty truck wheel-end component systems, including brake products, brake drums, suspension products and tire pressure management products; heavy-duty truck aerodynamic products; bellows and bellows assemblies; pedestals for semiconductor manufacturing; and PTFE products. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
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
The historical business operations of certain subsidiaries of the Company’s subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 16 to our Consolidated Financial Statements.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2015 and December 31, 2014 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a revised plan of reorganization. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan. On January 14, 2015, GST filed the revised plan of reorganization which provides for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The revised plan of reorganization provides for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from our consolidated subsidiary, Coltec Industries Inc (“Coltec”), upon consummation of the plan and additional contributions by GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date.

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
On February 12, 2015, we acquired the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry for $30.6 million, net of cash acquired. ATDynamics has become part of EnPro’s Stemco division within the Sealing Products segment. ATDynamics, headquartered in Hayward, California, is the leading designer and manufacturer of a suite of clean technology products engineered to reduce fuel consumption in the global freight transportation industry.
We completed our most recent required annual impairment test of goodwill as of October 1, 2014. The estimated fair value of our Compressor Products International ("CPI") reporting unit exceeded its book value by 10%. CPI is included in our Engineered Products segment and has $48.9 million of goodwill allocated to it.
The future cash flows modeled for CPI at October 1, 2014 were dependent on certain implemented restructuring initiatives to remove some labor and facilities costs from our cost structure and the implementation of a customer-focused organizational realignment to identify price and volume opportunities to optimize sales and profitability in the currently weak oil and gas business environment. New initiatives were launched in the first quarter of 2015 to further reduce costs and identify and evaluate new strategic options and opportunities to improve business performance given the continuing weakness in demand in the oil and gas market. As an initial step in the efforts of maximizing the returns on CPI’s assets, we reduced headcount at CPI by approximately 30 positions at the end of the first quarter of 2015, which is expected to generate $3 million in annualized cost savings. Additional strategic measures are expected to be implemented during 2015 to further adjust CPI’s cost structure to improve profitability and returns. However, there is uncertainty associated with the magnitude of the incremental savings and profitability improvement to be realized by recently completed, planned and potential restructuring initiatives. Continued weakness or further deterioration affecting customers in the oil and gas markets may adversely affect actual and projected cash flows for CPI to an extent that new savings opportunities and strategic initiatives will not be able to fully compensate. We will continue to closely monitor developments in markets impacting CPI, including the actual and projected benefits of CPI’s restructuring and strategic initiatives on operating results and cash flows in evaluating the goodwill associated with CPI for possible impairment.
Outlook
Original Equipment Manufacturer order activity remains firm in our semiconductor, aerospace and trucking markets, and we have a healthy backlog and order rate in the Power Systems segment. Our automotive and general industrial markets are stable at this point in the year as consumers have benefited from lower gasoline prices and an improving U.S. economy. However, economic volatility outside of North America and slowing project and maintenance spending in the oil and gas markets has negatively impacted a few of our businesses. In addition, the significant weakening of the euro and other foreign currencies has had a negative transaction and translation effect on our sales and earnings for the quarter, and at the quarter-end level will negatively impact the Company’s financial performance as compared to the same periods in 2014. Longer term, we expect continued benefits from our strategic growth initiatives including growth from recent strategic acquisitions.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our annual effective tax rate for 2015 will be between 30% and 34%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate will likely be higher than prior results primarily due to the expiration of certain US federal tax provisions that have not been renewed for 2015. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries is taxed in the US as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be well funded. We do not expect to make any contributions in 2015, based on currently available data, which is subject to change, and consultation with our actuaries. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2015 will be approximately $5.0 million, which would be $2.5 million more than in 2014. The expected increase in pension expense is primarily due to a lower discount rate used in the actuarial computations and updates to the actuarially determined mortality tables. Even with the impact of these assumptions, the estimated 2015 pension expense is lower than historical expense amounts primarily due to significant contributions made during 2013 and 2014, and the strong returns on pension assets. These estimates are based on current assumptions and pension expense may increase in subsequent years if discount rates decline or other changes in actuarial assumptions increase the projected benefit obligation.
In connection with our growth strategy, we will continue to evaluate making additional acquisitions in 2015; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.
Results of Operations

	Three Months Ended March 31,
	2015	2014
	(in millions)
Sales
Sealing Products	$160.9	$155.0
Engineered Products	77.2	91.8
Power Systems	40.2	41.1
	278.3	287.9
Intersegment sales	(0.8)	(0.7)
Net sales	$277.5	$287.2
Segment Profit
Sealing Products	$18.0	$17.1
Engineered Products	3.4	8.7
Power Systems	0.6	3.3
Total segment profit	22.0	29.1
Corporate expenses	(9.8)	(10.1)
Interest expense, net	(12.9)	(10.9)
Other expense, net	(4.9)	(5.8)
Income (loss) before income taxes	$(5.6)	$2.3

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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014 with the exception of $1.0 million and $0.1 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended March 31, 2015 and 2014 includes $0.7 million and $1.5 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
First Quarter of 2015 Compared to the First Quarter of 2014
Sales decreased 3.4% to $277.5 million in the first quarter of 2015 from $287.2 million in the first quarter of 2014. The following table summarizes the impact of acquisitions, divestiture and foreign currency by segment:

Sales	Percent Change 1st Quarter 2015 vs. 1st Quarter 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	4.0%	(3.0)%	(5.4)%	1.0%	(3.4)%
Sealing Products	7.4%	(5.6)%	(4.0)%	6.0%	3.8%
Engineered Products	n/a	n/a	(10.2)%	(5.7)%	(15.9)%
Power Systems	n/a	n/a	(1.8)%	(0.4)%	(2.2)%
Following are the key points regarding changes in sales for the first quarter of 2015 compared to the same period in 2014:

•
Unfavorable foreign currency exchange rate impact in the first quarter of 2015 for all segments as compared to the exchange rates during the first quarter of 2014; due to the strengthening of the US Dollar against the Euro and most other currencies in which we do business.

•	Four acquisitions added $11.5 million in sales to the Sealing Products segment for the first quarter of 2015.

•	The GRT business unit which was divested in the fourth quarter of 2014, and had been included in the Sealing Products segment, had sales of $8.7 million in the first quarter of 2014.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first quarter of 2015 decreased $0.3 million as compared to the same period in 2014. The decrease was primarily driven by a $1.5 million decrease in purchased services, offset by a $1.2 million increase in compensation and benefits.
Interest expense, net in the first quarter of 2015 increased by $2.0 million as compared to the same period of 2014, primarily due to the increased level of borrowings since March 31, 2014, including the issuance of $300 million in aggregate principal amount of our 5.875% Senior Notes due 2022.
Other expense, net in the first quarter of 2015 decreased by $0.9 million as compared to the same period of 2014, primarily due to lower losses from the extinguishment of debt (decrease of $0.8 million).
We recorded income tax benefit of $4.0 million on pre-tax loss from continuing operations of $5.6 million in the first quarter of 2015, resulting in an effective tax rate for the quarter of 71.7%. During the first quarter of 2014, our effective tax rate was 45.7% as we recorded an income tax expense of $1.0 million on pre-tax income of $2.3 million. The volatility in the tax rate is magnified by the near break-even pre-tax loss affected by normal permanent book and tax differences. In addition, we released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The full $3.2 million benefit of this valuation allowance release is recorded as a discrete item in the first quarter of 2015. Without discrete items our effective tax rate is 30.6% in the first quarter of 2015, versus 29.7% in the first quarter of 2014. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions.

Net loss was $1.6 million, or $0.07 per share, in the first quarter of 2015 compared to net income of $1.3 million, or $0.05 per share, in the same quarter of 2014. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales increased 3.8% to $160.9 million in the first quarter of 2015 from $155.0 million in the same quarter of 2014. Excluding the benefit of acquisitions ($11.5 million) and the GRT divestiture completed in the fourth quarter of 2014 ($8.7 million), and the unfavorable foreign exchange translation impact ($6.2 million), sales were up 6.0% or $9.3 million. Higher demand in the North American heavy-duty truck markets served by Stemco (increase of $9.1 million) the nuclear, semiconductor and aerospace markets served by Technetics (increase of $1.0 million) more than offset lower volumes at the consolidated Garlock operations (decrease of $1.5 million) primarily due to lower activity in oil and gas markets.
Segment profit increased 5.3% to $18.0 million in the first quarter of 2015 from $17.1 million in the same quarter of 2014. Excluding the unfavorable impact of foreign exchange, the impact of acquisitions and the divestiture of GRT, segment profit increased by 19.7%. The increase in segment profit was primarily due to the increase volumes at Stemco and Technetics noted above, partially offset by the lower volume at the consolidated Garlock operations.
Engineered Products. Sales decreased by 15.9% to $77.2 million in the first quarter of 2015 from $91.8 million in the same quarter of 2014. Excluding the impact of unfavorable foreign exchange ($9.4 million), sales were down 5.7% or $5.2 million, primarily due to volume declines at GGB of $2.1 million and at CPI of $3.6 million. These volume declines were partially offset by improved pricing (increase of $0.5 million).
Segment profit decreased to $3.4 million in the first quarter of 2015 from $8.7 million in the same quarter last year. Excluding the effect of unfavorable foreign exchange, segment profit declined by $4.2 million. The decrease in segment profit was driven by the volume declines noted above and restructuring costs at CPI of $1.0 million related to headcount reductions during the first quarter of 2015.
Power Systems. Sales decreased 2.2% to $40.2 million in the first quarter of 2015 from $41.1 million in the same quarter of 2014. The decrease in sales was due to a $7.1 million decline in percentage of completion based engine revenues due to lower engine program spending, which was partially offset by a $6.3 million increase in aftermarket parts and service revenues.
Segment profit decreased to $0.6 million in the first quarter of 2015 from $3.3 million in the same quarter last year. Segment profit for the first quarter of 2015 includes a loss provision of $6.2 million as a result of the effect of foreign exchange rates on Fairbanks Morse Engine's ("FME") Euro-denominated contract with Electricite de France ("EDF"). Under the multi-year contract, signed in May 2014 and valued at 89.2 million Euros, FME will provide engines for back-up power for EDF's French nuclear facilities. Since the contract was signed, the U.S. Dollar has strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract. This evaluation is based upon the 2015 quarter-end U.S. Dollar to Euro exchange rate of $1.10. At the time the contract was signed, the exchange rate was $1.36. The evaluation of the impact of exchange rates on the contract will be updated on a quarterly basis for the duration of the contract. The foreign exchange driven loss provision on the EDF contract was partially offset by the margin obtained on increased aftermarket parts and service revenues. Excluding the loss provision, operating margins for the segment would have increased from 8.0% in the first quarter of 2014 to 16.9% in the first quarter of 2015.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand, issuance of our 5.875% Senior Notes due 2022, revolver borrowings and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”
As of March 31, 2015, we held all of our $72.2 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not create a need to repatriate cash to fund our U.S. operations.

Cash Flows
Operating activities used $21.5 million of cash in the first three months of 2015 compared to $25.0 million in the same period last year. The decrease in cash used was due to lower pension contributions of approximately $5 million and lower income taxes paid of approximately $11 million, partially offset by higher interest payments of approximately $9 million and lower operating income of $6 million.
Investing activities used $40.8 million and $11.3 million of cash during the first three months of 2015 and 2014, respectively, primarily to fund acquisitions, capital expenditures and enterprise resource and planning system implementations.
Financing activities used $56.9 million in cash in the first three months of 2015, primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $47.4 million spent to repurchase 0.8 million shares of our outstanding common stock and the payment of $4.8 million of dividends. These activities were funded by cash on hand and additional borrowings of $41.4 million from our revolving credit facility. Financing activities in the first three months of 2014 provided cash of $31.8 million, primarily consisting of net borrowings under our revolving credit facility.
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
The borrowing availability at March 31, 2015, under the Revolving Credit Facility was $247.9 million, representing the full $300 million amount of the Revolving Credit Facility less $10.7 million reserved for outstanding letters of credit and $41.4 million of outstanding borrowings.
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

Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of April 1, 2015, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.79, or 130% of the adjusted conversion price of $33.68, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on March 31, 2015. The Convertible Debentures will be convertible until June 30, 2015, and may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, with the remaining conversion value of the Convertible Debentures, if any, being paid in shares of our common stock. Because the Convertible Debentures are currently convertible, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
In 2014, we entered into privately negotiated transactions with certain holders of approximately $97.7 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 3.0 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a

$6.0 million pre-tax loss on the exchange ($3.8 million net of tax). There was also a $1.4 million additional tax benefit recorded directly to equity.

In 2014, we also completed a cash tender to purchase any and all of the remaining Convertible Debentures at a price based on the volume-weighted average price of our common stock over a measurement period plus a premium and accrued and unpaid interest. We purchased approximately $51.3 million in aggregate principal amount of Convertible Debentures validly tendered and not validly withdrawn in the tender offer. Including transaction costs, we paid $105.6 million to complete the transaction of which $52.0 million was allocated to the extinguishment of the liability component and the remaining $53.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $4.0 million pre-tax loss on the transaction ($2.5 million net of tax). In addition, there was a $0.8 million tax benefit recorded directly to equity.
In March 2015, we purchased for cash approximately approximately $21.3 million in aggregate principal amount of Convertible Debentures in a privately negotiated transaction. We paid $44.9 million to complete the transaction of which $23.3 million was allocated to the extinguishment of the liability component and the remaining $21.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $2.8 million pre-tax loss on the transaction ($1.8 million net of tax) which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations.
These transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $2.2 million.

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitle the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. The repurchase transactions mentioned above did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remain in force with respect to the original amount of the Convertible Debentures. On March 17, 2015, we entered into an agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options providing for a net-share settlement with shares being delivered to us during the second quarter of 2015.
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
In connection with the issuance of the Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) in which we agreed to file a registration statement with respect to a registered exchange offer to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects with the Senior Notes. If we have not completed the exchange offer on or before the 300th day after September 16, 2014, the exchange offer registration statement ceases to be effective during the period required under the Registration Rights Agreement or, if applicable, a shelf registration statement covering resales of the Senior Notes has not been filed or declared effective within 300 days after September 16, 2014 or such shelf registration statement ceases to be effective at any time during the two-year period the shelf registration period is required to be kept effective (subject to certain exceptions), each of which is referred to as a “registration default,” then additional interest will accrue on the principal amount of the Senior Notes at a rate of 0.25% per annum for the first 90-day period immediately following the occurrence of such registration default and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter, until the registration default has been cured. We expect to complete the exchange offer in the second quarter of 2015.
Share Repurchase Program. In February 2015, the Company initiated an $80 million share repurchase program.  In the first quarter of 2015, the Company repurchased and retired 814,727 shares at a weighted average price of $66.61.  The shares were purchased through the Company’s open market plan which was completed in April 2015 (purchasing an additional 383,610 shares in April, completing the program with a total of 1,198,337 shares at a weighted average price of $66.76. The repurchase of shares pursuant to the open market plan was conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares.

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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2015, this amount was $78.5 million. This receivable is expected to be collected at a future date.
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

Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2014, for a complete list of our critical accounting policies and estimates.
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
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and have valued them at $750,000 for our internal purposes. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. On April 1, 2015, we entered into a Consent Order with the Wisconsin Department of Natural Resources regarding remediation and, based on our evaluation of the site, believe that the amounts previously reserved are adequate to fulfill our obligations under the order.
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
As of March 31, 2015 and December 31, 2014, we had accrued liabilities of $17.0 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In addition, Coltec has received a notice from the EPA stating that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. At this time, we have not yet determined whether any predecessor entity operated these mines in that period and have limited information regarding the sites and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites.
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
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings, whether any defect caused the damages claimed by BorgWarner and whether GGB was bound by certain notification requirements, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court of Brive-la-Gaillarde rejected BorgWarner's requests for "fast track" proceedings. The timing of the decision with respect to GGB France's writ of response seeking to stay the proceeding on the merits is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
Subsidiary Bankruptcy
Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to resolve and pay all asbestos claims.
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
On May 29, 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.
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
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note16, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
The revised plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of any derivative claims against us based on GST asbestos products and operations.
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
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim must be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2015, or be forever barred. The Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on June 20, 2016.
If the Bankruptcy Court confirms the second amended plan, all present and future asbestos claims against GST will be discharged and an injunction will be entered giving GST permanent protection from future asbestos litigation.
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
During the course of the Chapter 11 proceedings, the claimant representatives have asserted that affiliates of the filed entities, including the Company and Coltec, should be held responsible for the asbestos liabilities of the filed entities under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the Bankruptcy Court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives' motion without prejudice, thereby potentially allowing the representatives to re-file the motion after the estimation trial. We believe there is no reason for the claimant representatives to re-file the motion because the judge's estimation decision leaves no doubt that GST is capable of fully funding any plan of reorganization in the case that fully satisfies such claims. Pursuant to the plan, these claims and any other derivative claims would be resolved and enjoined.
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
From the Petition Date through March 31, 2015, GST has recorded Chapter 11 case-related fees and expenses totaling $122.0 million. The total includes $61.1 million for fees and expenses of GST’s counsel and experts; $48.9 million for fees and expenses of counsel and experts for the asbestos claimants’ committee, and $12.0 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $3.5 million of those case-related fees and expenses in the first quarter of 2015, compared to $2.9 million in the first quarter of 2014.
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
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them did not establish exposure to GST products or had claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At March 31, 2015, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
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
Insurance Coverage. At March 31, 2015, we had $100.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $95.6 million since the Petition Date. Of the $100.7 million of available insurance coverage remaining, we consider $100.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $100.7 million, $64.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $66.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $100.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $100.7 million is in addition to the $0.2 million collected in the first three months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2015 – $20 million (in the remaining nine months of 2015)
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.3 million of insurance recoveries from insolvent carriers since 2007, including a $185,000 payment received in the first quarter of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $100.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate expenditures to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believed its ultimate expenditures to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos expenditures would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate expenditures to resolve all present and future asbestos claims to $279.6 million, the amount of expenditures necessary to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at March 31, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and the Company's subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would have provided the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements, and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 15, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2014, and the following section.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.8 million and $5.5 million at March 31, 2015 and December 31, 2014, respectively.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the first quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2015	—		—		—	—
February 1 – February 28, 2015	—		—		—	—
March 1 – March 31, 2015	728	(1)	$66.06	(1)	—	—
Total	728	(1)	$66.06	(1)	—	—

(1)
In March 2015, a total of 728 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 106 of these shares were valued at a price of $67.73, the average of the high and low trading price of our common stock on March 16, 2015, and 622 of these shares were valued at a price of $65.77 per share, the average of the high and low trading price of our common stock on March 31, 2015. Accordingly, the total 728 shares were valued at a weighted average price of $66.06. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of May, 2015.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Vice President, General Counsel and
Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

3.1
Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

3.2	Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1*	Transition Agreement dated February 18, 2015 between Alexander W. Pease and EnPro Industries, Inc.

10.2*	Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith