Form 10-Q
period 2015-06-30
ENPRO INDUSTRIES, INC
filed 2015-08-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2015, there were 21,956,295 shares of common stock of the registrant outstanding, which does not include 197,842 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2015 and 2014
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$298.4	$313.1	$575.9	$600.3
Cost of sales	197.1	205.0	384.8	395.7
Gross profit	101.3	108.1	191.1	204.6
Operating expenses:
Selling, general and administrative	74.1	83.5	151.4	162.4
Goodwill and other intangible asset impairment	47.0	—	47.0	—
Other	0.5	0.5	1.6	0.7
Total operating expenses	121.6	84.0	200.0	163.1
Operating income (loss)	(20.3)	24.1	(8.9)	41.5
Interest expense	(13.1)	(10.4)	(26.1)	(21.5)
Interest income	0.2	0.3	0.3	0.5
Other expense	(0.2)	(2.5)	(4.3)	(6.7)
Income (loss) before income taxes	(33.4)	11.5	(39.0)	13.8
Income tax benefit (expense)	(3.9)	(3.2)	0.1	(4.2)
Net income (loss)	$(37.3)	$8.3	$(38.9)	$9.6
Comprehensive income (loss)	$(29.2)	$10.3	$(47.0)	$10.6

Basic earnings (loss) per share	$(1.66)	$0.36	$(1.68)	$0.43
Diluted earnings (loss) per share	$(1.66)	$0.32	$(1.68)	$0.38

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2015 and 2014
(in millions)

	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(38.9)	$9.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14.8	14.9
Amortization	14.1	14.0
Loss on exchange and repurchase of convertible debentures	2.8	6.0
Goodwill and other intangible asset impairment	47.0	—
Deferred income taxes	(5.6)	(13.3)
Stock-based compensation	1.4	4.9
Other non-cash adjustments	0.8	2.6
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(5.1)	(40.5)
Inventories	(12.2)	(13.3)
Accounts payable	(5.7)	6.0
Other current assets and liabilities	(10.9)	(0.6)
Other non-current assets and liabilities	(4.9)	(4.1)
Net cash used in operating activities	(2.4)	(13.8)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16.2)	(14.2)
Payments for capitalized internal-use software	(2.3)	(4.8)
Acquisitions, net of cash acquired	(30.6)	(4.3)
Other	0.1	0.1
Net cash used in investing activities	(49.0)	(23.2)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	2.3	—
Proceeds from debt	110.9	128.0
Repayments of debt	(66.0)	(87.0)
Repurchase of common stock	(80.0)	—
Dividends paid	(9.4)	—
Repurchase of convertible debentures conversion option	(21.6)	—
Other	(2.1)	(4.6)
Net cash provided by (used in) financing activities	(65.9)	36.4
Effect of exchange rate changes on cash and cash equivalents	0.6	1.1
Net increase (decrease) in cash and cash equivalents	(116.7)	0.5
Cash and cash equivalents at beginning of period	194.2	64.4
Cash and cash equivalents at end of period	$77.5	$64.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27.6	$21.1
Income taxes, net	$11.4	$17.5
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$77.5	$194.2
Accounts receivable, net	212.2	205.2
Inventories	170.5	159.7
Prepaid expenses and other current assets	41.0	44.0
Total current assets	501.2	603.1
Property, plant and equipment, net	202.2	199.3
Goodwill	192.8	232.4
Other intangible assets	205.0	202.8
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	100.3	80.3
Other assets	44.9	49.2
Total assets	$1,483.3	$1,604.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$24.9	$23.6
Notes payable to GST	12.2	11.7
Current maturities of long-term debt	2.3	22.5
Accounts payable	87.5	87.8
Accrued expenses	109.1	131.6
Total current liabilities	236.0	277.2
Long-term debt	367.0	298.6
Notes payable to GST	271.0	259.3
Other liabilities	128.8	130.5
Total liabilities	1,002.8	965.6
Commitments and contingencies
Temporary equity	—	1.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 22,154,137 shares in 2015 and 24,172,716 shares in 2014	0.2	0.2
Additional paid-in capital	376.8	477.3
Retained earnings	147.0	195.3
Accumulated other comprehensive loss	(42.2)	(34.1)
Common stock held in treasury, at cost – 198,754 shares in 2015 and 200,022 shares in 2014	(1.3)	(1.3)
Total shareholders’ equity	480.5	637.4
Total liabilities and equity	$1,483.3	$1,604.0

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
As of June 30, 2015, we had purchased $5.9 million of property, plant and equipment for which cash payments had not yet been made. This is considered a noncash investing activity.
Recently Issued Authoritative Accounting Guidance
In July 2015, a standard was issued that simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. This will not apply to the portion of our inventory that is measured using the last-in, first-out method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, but early application is permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.
In April 2015, a standard was issued that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.
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
We paid $30.6 million, net of cash acquired, for the business. The acquisition of ATDynamics includes an agreement that could require us to pay additional consideration based on the future gross profit of ATDynamics during the twelve months subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was $0.5 million, which is included in accrued expenses in the accompanying Consolidated Balance Sheet as of June 30, 2015.
Because the assets, liabilities and results of operations for this acquisition are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.
Subsequent to the second quarter of 2015 (July 1, 2015), we purchased the Veyance North-American air spring business (the "Air Spring Business") for $18.1 million in cash. The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of EnPro's Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expands Stemco's presence and scale in the commercial vehicle suspension market.

3.	Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$(37.3)	$8.3	$(38.9)	$9.6
Denominator:
Weighted-average shares – basic	22.5	22.9	23.1	22.1
Share-based awards	—	0.1	—	0.1
Convertible debentures and related warrants	—	3.0	—	3.4
Weighted-average shares – diluted	22.5	26.0	23.1	25.6
Earnings (loss) per share:
Basic	$(1.66)	$0.36	$(1.68)	$0.43
Diluted	$(1.66)	$0.32	$(1.68)	$0.38
As discussed further in Note 9, "Long-Term Debt - Convertible Debentures", we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we will settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the adjusted conversion price ($33.58 per share at June 30, 2015 and $33.79 per share at June 30, 2014) and when inclusion of the conversion option effect is not antidilutive. As discussed further in Note 9, "Long-Term Debt - Convertible Debentures", we repurchased a significant portion of our outstanding Convertible Debentures in March 2015.
We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which would entitle us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitle the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. The warrant transactions had a dilutive effect during such periods that the average price per share of our common stock exceeded the per share strike price of the warrants. During the second quarter of 2015, we completed a previously announced agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options which resulted in a net-share settlement of approximately 0.9 million shares being delivered to us. These shares were immediately retired and are no longer considered outstanding.
In the quarter and six months ended June 30, 2015, there was a loss attributable to common shares. There were 1.1 million and 1.4 million, respectively, of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

4.	Inventories

	June 30, 2015	December 31, 2014
	(in millions)
Finished products	$108.1	$101.2
Work in process	25.8	22.1
Raw materials and supplies	45.2	45.7
	179.1	169.0
Reserve to reduce certain inventories to LIFO basis	(12.8)	(12.8)
Manufacturing inventories	166.3	156.2
Incurred costs relating to long-term contracts	10.3	9.1
Progress payments related to long-term contracts	(6.1)	(5.6)
Net balance associated with completed-contract inventories	4.2	3.5
Total inventories	$170.5	$159.7
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
Refer to Note 5, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

5.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$230.3	$198.6
Cumulative billings on uncompleted POC contracts	215.9	200.0
	$14.4	$(1.4)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2015	December 31, 2014
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$15.7	$6.3
Accrued expenses (billings in excess of POC revenue recognized)	(1.3)	(7.7)
	$14.4	$(1.4)

During 2015, total U.S. Dollar equivalent revenues under a multi-year €89.2 million engine sales contract accounted for utilizing the POC method fell below the total projected U.S. Dollar costs as a result of the significant strengthening of the U.S. Dollar as compared to the Euro since the contract date of May 2014. As a result, we recorded a cumulative loss provision of $6.2 million during the first quarter of 2015. During the second quarter, the U.S. Dollar weakened against the Euro which resulted in an increase in total U.S. Dollar equivalent revenue for the contract from $98.5 million to $99.9 million. This increase in total contract revenues of $1.4 million (offset by foreign exchange rate driven cost increases of $0.2 million)

resulted in a positive gross margin impact from foreign exchange of $1.2 million during the second quarter of 2015. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. An evaluation of the impact of exchange rates on the contract will be performed quarterly for the duration of the contract.
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Incurred costs relating to long-term contracts	$6.1	$5.9
Progress payments related to long-term contracts	(11.1)	(10.5)
Net balance associated with completed-contract inventories	$(5.0)	$(4.6)
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
At June 30, 2015 and December 31, 2014, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 4, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At June 30, 2015 and December 31, 2014, deposits and progress payments for long lead time components accounted for under the POC method totaled $1.5 million and $2.1 million, respectively, and at June 30, 2015 and December 31, 2014, deposits and progress payments for these long lead time components accounted for under the completed-contract method totaled $0.8 million and $0.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2015, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2014	$169.0	$56.3	$7.1	$232.4
Change due to acquisition	8.8	—	—	8.8
Impairment	—	(46.1)	—	(46.1)
Change due to foreign currency translation	(1.2)	(1.1)	—	(2.3)
Goodwill as of June 30, 2015	$176.6	$9.1	$7.1	$192.8

We completed our most recent required annual impairment test of goodwill as of October 1, 2014. The estimated fair value of our Compressor Products International ("CPI") reporting unit exceeded its book value at that time. CPI is included in our Engineered Products segment.
Through the first quarter of 2015, several initiatives were implemented to remove labor, facility and other costs from CPI’s cost structure and a customer-focused organizational realignment was implemented to identify price and volume opportunities to optimize sales and profitability in the weak oil and gas business environment. During the first quarter of 2015 new strategic options and opportunities to improve business performance were analyzed given the continuing weakness in demand. Additional strategic measures were planned to be implemented during the second half of 2015 and the expected benefits of these actions were taken into consideration in assessing the outlook for CPI.

However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at June 30, 2015 is $4.0 million.

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of June 30, 2015 and December 31, 2014, and $154.8 million and $108.7 million for the Engineered Products segment as of June 30, 2015 and December 31, 2014, respectively.
Identifiable intangible assets are as follows:

	As of June 30, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$215.4	$104.7	$213.6	$98.2
Existing technology	63.2	25.2	53.7	22.7
Trademarks	35.7	17.5	33.8	16.7
Other	24.7	21.7	24.0	20.8
	339.0	169.1	325.1	158.4
Indefinite-Lived:
Trademarks	35.1	—	36.1	—
Total	$374.1	$169.1	$361.2	$158.4
During the quarter ended June 30, 2015, we determined $0.9 million of amortized trademarks associated with CPI were impaired and therefore were written-off.
Amortization expense for the quarters ended June 30, 2015 and 2014 was $5.7 million and $6.0 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $11.0 million and $11.8 million, respectively.

7.	Accrued Expenses

	June 30, 2015	December 31, 2014
	(in millions)
Salaries, wages and employee benefits	$34.7	$43.0
Interest	20.7	35.3
Customer advances	8.3	13.5
Income and other taxes	10.7	8.7
Other	34.7	31.1
	$109.1	$131.6

8.	Related Party Transactions
The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of Coltec Industries Inc (“Coltec”), our direct subsidiary. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
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
As of June 30, 2015 and December 31, 2014, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $24.9 million and $23.6 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended June 30,		Six Months Ended June 30,
Description		2015	2014	2015	2014
		(in millions)
Sales to GST	Net sales	$7.3	$8.9	$13.4	$15.8
Purchases from GST	Cost of sales	$5.4	$6.0	$10.7	$12.2
Interest expense to GST	Interest expense	$7.9	$7.6	$15.7	$15.1

Description	Consolidated Balance Sheets Caption	June 30, 2015	December 31, 2014
		(in millions)
Due from GST	Accounts receivable, net	$11.4	$18.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$83.3	$73.0
Due from GST	Other assets	$1.1	$1.1
Due to GST	Accounts payable	$7.7	$7.5
Accrued interest to GST	Accrued expenses	$15.4	$29.8

9.	Long-Term Debt
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
Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances. As of July 1, 2015, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.65, or 130% of the adjusted conversion price of $33.58, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2015. The Convertible Debentures will be convertible until September 30, 2015, and will remain convertible until maturity. Because the Convertible Debentures are currently convertible, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.
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
The debt discount, $0.1 million as of June 30, 2015, is being amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the six months ended June 30, 2015 and 2014 includes $0.3 million and $2.8 million, respectively, of contractual interest coupon and $0.2 million and $3.2 million, respectively, of debt discount amortization.
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
Revolving Credit Facility
We have a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases or decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
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
The borrowing availability under our Revolving Credit Facility at June 30, 2015 was $222.1 million after giving consideration to $9.6 million of outstanding letters of credit and $68.3 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2015 and 2014, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$1.6	$0.2	$0.1	$—	$3.2	$2.2	$0.2	$0.2
Interest cost	3.1	2.1	—	0.1	6.1	4.9	0.1	0.2
Expected return on plan assets	(4.7)	(2.7)	—	—	(9.4)	(6.9)	—	—
Amortization of prior service cost	—	0.1	—	—	—	0.1	—	—
Amortization of net loss	1.7	0.7	—	—	3.6	1.4	—	—
Deconsolidation of GST	(0.2)	—	—	—	(0.4)	(0.2)	—	—
Net periodic benefit cost	$1.5	$0.4	$0.1	$0.1	$3.1	$1.5	$0.3	$0.4
We do not anticipate making any contributions to our U.S. defined benefit pension plans in the year ending December 31, 2015.

11.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $9.4 million were made during the six months ended June 30, 2015. Additionally, on July 29, 2015 we declared a quarterly dividend of $0.20 per share to be paid on September 14, 2015 to shareholders of record at the close of business on August 31, 2015.
In February 2015, our board of directors authorized the repurchase up to $80.0 million of our outstanding common shares. The repurchase plan was completed in April 2015 after purchasing 1.2 million shares at an average price of $66.76 per share.
As discussed further in Note 3, "Earnings Per Share," during the quarter ended June 30, 2015, we received approximately 0.9 million shares in net-share settlement of call options with a financial institution, consisting of hedge and warrant transactions, entered into in connection with our issuance of the Convertible Debentures.

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

Segment profit is total segment revenue reduced by operating expenses, restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asset impairments, gains and losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Segment operating results and other financial data for the quarters and six months ended June 30, 2015 and 2014 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Sales
Sealing Products	$173.0	$175.4	$333.9	$330.4
Engineered Products	78.5	95.5	155.7	187.3
Power Systems	47.9	43.0	88.1	84.1
	299.4	313.9	577.7	601.8
Intersegment sales	(1.0)	(0.8)	(1.8)	(1.5)
Net sales	$298.4	$313.1	$575.9	$600.3
Segment Profit
Sealing Products	$21.2	$22.8	$39.2	$39.9
Engineered Products	4.0	8.9	7.4	17.6
Power Systems	6.3	3.4	6.9	6.7
Total segment profit	31.5	35.1	53.5	64.2
Corporate expenses	(3.4)	(10.7)	(13.2)	(20.8)
Goodwill and other intangible asset impairment	(47.0)	—	(47.0)	—
Interest expense, net	(12.9)	(10.1)	(25.8)	(21.0)
Other expense, net	(1.6)	(2.8)	(6.5)	(8.6)
Income (loss) before income taxes	$(33.4)	$11.5	$(39.0)	$13.8
Segment assets are as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Sealing Products	$620.1	$578.3
Engineered Products	257.7	308.7
Power Systems	150.6	145.6
Corporate	454.9	571.4
	$1,483.3	$1,604.0

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2015	December 31, 2014
	(in millions)
Assets
Cash equivalents:
Money market	$—	$117.7
Time deposits	38.8	22.8
	38.8	140.5
Deferred compensation assets	5.9	5.6
	$44.7	$146.1
Liabilities
Deferred compensation liabilities	$7.7	$7.9
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$369.3	$381.7	$321.1	$345.3
Notes payable to GST	$283.2	$290.8	$271.0	$278.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(0.5)	$(49.8)	$(50.3)
Other comprehensive income before reclassifications	7.1	—	7.1
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	7.1	1.0	8.1
Ending balance	$6.6	$(48.8)	$(42.2)
Changes in accumulated other comprehensive income by component (after tax) for the quarter ended June 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$41.2	$(27.8)	$13.4
Other comprehensive income before reclassifications	1.5	—	1.5
Amounts reclassified from accumulated other comprehensive income	—	0.5	0.5
Net current-period other comprehensive income	1.5	0.5	2.0
Ending balance	$42.7	$(27.3)	$15.4
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive income before reclassifications	(10.4)	—	(10.4)
Amounts reclassified from accumulated other comprehensive loss	—	2.3	2.3
Net current-period other comprehensive income (loss)	(10.4)	2.3	(8.1)
Ending balance	$6.6	$(48.8)	$(42.2)
Changes in accumulated other comprehensive income by component (after tax) for the six months ended June 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$42.6	$(28.2)	$14.4
Other comprehensive income before reclassifications	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income	—	0.9	0.9
Net current-period other comprehensive income	0.1	0.9	1.0
Ending balance	$42.7	$(27.3)	$15.4
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
(in millions)	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of pension and other postretirement plans:
Actuarial losses	$1.7	$0.7	$3.6	$1.4	(1)
Prior service costs	—	0.1	—	0.1	(1)
Total before tax	1.7	0.8	3.6	1.5
Tax benefit	(0.7)	(0.3)	(1.3)	(0.6)	Income tax expense
Net of tax	$1.0	$0.5	$2.3	$0.9

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10, “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a trust to resolve and pay all GST asbestos claims. GST is seeking an order confirming a plan of reorganization that will result in the establishment of such a trust and repayment of creditors in full, and a confirmation hearing is scheduled for June 2016. GST's plan is supported by the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") but opposed by the official committee representing current asbestos claimants (the "Current Asbestos Claimants' Committee).
In November 2011, GST filed an initial proposed plan of reorganization with the Bankruptcy Court. GST's initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim, i.e., any pending claim or one that arises between the Petition Date and plan confirmation, would be assumed by reorganized GST and resolved either by settlement (pursuant to a matrix contained in the proposed plan or as otherwise agreed), or by payment in full of any final judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.
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
The decision validated the positions that GST had been asserting for the more than four years it had been in the Chapter 11 process. Following are several important findings in the opinion:
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
In June 2014, the Current Asbestos Claimants' Committee filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
On May 29, 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date and (b) administrative and litigation costs.
On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. This revised plan was filed with the Bankruptcy Court on January 14,

2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative agreed to support, recommend and vote in favor of the revised plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products.
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note16, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
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
We expect continued opposition from the Current Asbestos Claimants Committee and their law firms to the revised plan of reorganization.
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
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, decisions of the Bankruptcy Court, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
GST continues to seek a consensual resolution that will also be acceptable to representatives of current claimants, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. However, GST believes that its current course can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$57.0	$63.0	$111.2	$122.0
Cost of sales	34.6	37.3	68.4	73.2
Gross profit	22.4	25.7	42.8	48.8
Operating expenses:
Selling, general and administrative	11.7	11.8	22.4	22.7
Asbestos-related	0.3	(186.3)	0.1	(186.0)
Other	—	—	0.1	0.5
Total operating expenses	12.0	(174.5)	22.6	(162.8)
Operating income	10.4	200.2	20.2	211.6
Interest income, net	8.0	7.7	16.0	15.3
Income before reorganization expenses and income taxes	18.4	207.9	36.2	226.9
Reorganization expenses	(8.2)	(5.0)	(11.7)	(7.9)
Income before income taxes	10.2	202.9	24.5	219.0
Income tax expense	(2.7)	(72.1)	(7.5)	(77.7)
Net income	$7.5	$130.8	$17.0	$141.3
Comprehensive income	$6.5	$132.3	$13.0	$142.7

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2015 and 2014
(in millions)

	2015	2014
Net cash provided by operating activities	$36.4	$42.1
Investing activities
Purchases of property, plant and equipment	(2.0)	(3.9)
Net payments on loans to affiliates	(2.3)	—
Net purchase of held-to-maturity securities	(29.8)	—
Other	—	(0.4)
Net cash used in investing activities	(34.1)	(4.3)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.6
Net increase in cash and cash equivalents	0.7	38.4
Cash and cash equivalents at beginning of period	66.0	42.8
Cash and cash equivalents at end of period	$66.7	$81.2

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	June 30, 2015	December 31, 2014
Assets:
Current assets	$385.9	$370.9
Asbestos insurance receivable	62.7	80.7
Deferred income taxes	90.7	85.6
Notes receivable from affiliate	271.0	259.3
Other assets	71.5	73.5
Total assets	$881.8	$870.0
Liabilities and Shareholder’s Equity:
Current liabilities	$31.2	$42.7
Other liabilities	97.0	86.6
Liabilities subject to compromise (A)	339.1	339.1
Total liabilities	467.3	468.4
Shareholder’s equity	414.5	401.6
Total liabilities and shareholder’s equity	$881.8	$870.0

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $337.5 million as of June 30, 2015 for asbestos related claims. The accrual consists of total funding consisting of (a) $327.5 million for present and future asbestos claims against GST that have not been resolved by settlement prior to the Petition Date plus litigation and administrative expenses, and (b) $10.0 million for claims resolved by enforceable settlement and were not paid prior to the Petition Date and contributions by GST to the settlement facility under the revised plan to the extent such claims are less than $10.0 million. See Note 16, “Commitments and Contingencies – Asbestos.”

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 10 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2015 and December 31, 2014, we had accrued liabilities of $16.5 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of

the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS was subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. During the fourth quarter of 2014, we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs. Based on our evaluation of the site, we are unable to estimate the upper end of a range of reasonably possible costs with respect to the lower eight miles of the Lower Passaic River Study Area or a range of reasonably possible loss for the remainder of the Lower Passaic River Study Area. Our actual remediation costs could be significantly greater than the $3.5 million we accrued.
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
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition, Coltec has received a notice from the EPA stating that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. At this time, we have limited information regarding the sites and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites.
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
We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in "Environmental" above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.
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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
	(in millions)
Balance at beginning of year	$3.5	$3.8
Charges (credits) to expense	1.0	(0.1)
Settlements made (primarily payments)	(0.8)	(0.5)
Balance at end of period	$3.7	$3.2
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings, whether any defect caused the damages claimed by BorgWarner and whether GGB was bound by certain notification requirements, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court of Brive-la-Gaillarde rejected BorgWarner's requests for "fast track" proceedings. The timing of the decision with respect to GGB France's writ of response seeking to stay the proceeding on the merits is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's definitive findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them either did not establish exposure to GST products or had claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At June 30, 2015, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
GST LLC won a reversal of an adverse verdict in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in

2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forego additional accrued interest on the verdict, and GST LLC agreed to discontinue further appeals. Because we were responsible to the bonding company for the bond amount, our Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At June 30, 2015 we had $80.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $115.6 million since the Petition Date, including $20.2 million collected in the first six months of 2015. Of the $80.7 million of available insurance coverage remaining, we consider $80.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.7 million, $44.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $80.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.7 million is in addition to the $20.2 million collected in the first six months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.3 million of insurance recoveries from insolvent carriers since 2007, including a $185,000 payment received in the first quarter of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at June 30, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
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
Confirmation and consummation of the second amended plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, decisions of the Bankruptcy Court, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, challenges to confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207.8	$100.5	$(9.9)	$298.4
Cost of sales	—	143.5	63.5	(9.9)	197.1
Gross profit	—	64.3	37.0	—	101.3
Operating expenses:
Selling, general and administrative	2.9	40.3	30.9	—	74.1
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	0.1	(0.2)	0.6	—	0.5
Total operating expenses	3.0	45.7	72.9	—	121.6
Operating income (loss)	(3.0)	18.6	(35.9)	—	(20.3)
Interest expense, net	(3.9)	(9.0)	—	—	(12.9)
Other expense	—	(0.2)	—	—	(0.2)
Income (loss) before income taxes	(6.9)	9.4	(35.9)	—	(33.4)
Income tax benefit (expense)	2.0	(3.4)	(2.5)	—	(3.9)
Income (loss) before equity in earnings of subsidiaries	(4.9)	6.0	(38.4)	—	(37.3)
Equity in earnings of subsidiaries, net of tax	(32.4)	(38.4)	—	70.8	—
Net loss	$(37.3)	$(32.4)	$(38.4)	$70.8	$(37.3)
Comprehensive loss	$(29.2)	$(24.3)	$(31.3)	$55.6	$(29.2)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$203.7	$120.4	$(11.0)	$313.1
Cost of sales	—	142.9	73.1	(11.0)	205.0
Gross profit	—	60.8	47.3	—	108.1
Operating expenses:
Selling, general and administrative	10.8	37.5	35.2	—	83.5
Other	—	0.2	0.3	—	0.5
Total operating expenses	10.8	37.7	35.5	—	84.0
Operating income (loss)	(10.8)	23.1	11.8	—	24.1
Interest income (expense), net	2.5	(12.6)	—	—	(10.1)
Other expense	(2.4)	(0.1)	—	—	(2.5)
Income (loss) before income taxes	(10.7)	10.4	11.8	—	11.5
Income tax benefit (expense)	3.5	(3.4)	(3.3)	—	(3.2)
Income (loss) before equity in earnings of subsidiaries	(7.2)	7.0	8.5	—	8.3
Equity in earnings of subsidiaries, net of tax	15.5	8.5	—	(24.0)	—
Net income	$8.3	$15.5	$8.5	$(24.0)	$8.3
Comprehensive income	$10.3	$17.5	$10.0	$(27.5)	$10.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$396.8	$199.7	$(20.6)	$575.9
Cost of sales	—	278.9	126.5	(20.6)	384.8
Gross profit	—	117.9	73.2	—	191.1
Operating expenses:
Selling, general and administrative	12.2	77.3	61.9	—	151.4
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	0.2	—	1.4	—	1.6
Total operating expenses	12.4	82.9	104.7	—	200.0
Operating income (loss)	(12.4)	35.0	(31.5)	—	(8.9)
Interest expense, net	(3.8)	(21.9)	(0.1)	—	(25.8)
Other expense	(2.8)	(1.5)	—	—	(4.3)
Income (loss) before income taxes	(19.0)	11.6	(31.6)	—	(39.0)
Income tax benefit (expense)	5.7	(4.1)	(1.5)	—	0.1
Income (loss) before equity in earnings of subsidiaries	(13.3)	7.5	(33.1)	—	(38.9)
Equity in earnings of subsidiaries, net of tax	(25.6)	(33.1)	—	58.7	—
Net loss	$(38.9)	$(25.6)	$(33.1)	$58.7	$(38.9)
Comprehensive loss	$(47.0)	$(33.7)	$(43.3)	$77.0	$(47.0)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$385.7	$234.2	$(19.6)	$600.3
Cost of sales	—	272.3	143.0	(19.6)	395.7
Gross profit	—	113.4	91.2	—	204.6
Operating expenses:
Selling, general and administrative	20.2	73.5	68.7	—	162.4
Other	0.1	0.3	0.3	—	0.7
Total operating expenses	20.3	73.8	69.0	—	163.1
Operating income (loss)	(20.3)	39.6	22.2	—	41.5
Interest income (expense), net	4.2	(25.2)	—	—	(21.0)
Other expense	(6.0)	(0.7)	—	—	(6.7)
Income (loss) before income taxes	(22.1)	13.7	22.2	—	13.8
Income tax benefit (expense)	6.5	(4.2)	(6.5)	—	(4.2)
Income (loss) before equity in earnings of subsidiaries	(15.6)	9.5	15.7	—	9.6
Equity in earnings of subsidiaries, net of tax	25.2	15.7	—	(40.9)	—
Net income	$9.6	$25.2	$15.7	$(40.9)	$9.6
Comprehensive income	$10.6	$26.2	$15.7	$(41.9)	$10.6

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(21.1)	$20.6	$(1.9)	$—	$(2.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(12.8)	(3.3)	—	(16.2)
Payments for capitalized internal-use software	—	(1.6)	(0.7)	—	(2.3)
Acquisitions, net of cash acquired	—	(30.6)	—	—	(30.6)
Other	—	—	0.1	—	0.1
Net cash used in investing activities	(0.1)	(45.0)	(3.9)	—	(49.0)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	157.6	(152.8)	(4.8)	—	—
Net proceeds from short-term borrowings	—	—	2.3	—	2.3
Proceeds from debt	—	110.9	—	—	110.9
Repayments of debt	(23.3)	(42.7)	—	—	(66.0)
Repurchase of common stock	(80.0)	—	—	—	(80.0)
Dividends paid	(9.4)	—	—	—	(9.4)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	21.2	(84.6)	(2.5)	—	(65.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Net decrease in cash and cash equivalents	—	(109.0)	(7.7)	—	(116.7)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$5.9	$71.6	$—	$77.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17.3)	$(18.1)	$22.2	$(0.6)	$(13.8)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(9.4)	(4.6)	—	(14.2)
Payments for capitalized internal-use software	—	(2.7)	(2.1)	—	(4.8)
Acquisitions, net of cash acquired	—	(1.9)	(2.4)	—	(4.3)
Other	—	—	0.1	—	0.1
Net cash used in investing activities	(0.2)	(14.0)	(9.0)	—	(23.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	22.1	(8.9)	(13.2)	—	—
Intercompany dividends	—	—	(0.6)	0.6	—
Proceeds from debt	—	128.0	—	—	128.0
Repayments of debt	—	(87.0)	—	—	(87.0)
Other	(4.6)	—	—	—	(4.6)
Net cash provided by (used in) financing activities	17.5	32.1	(13.8)	0.6	36.4
Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1
Net increase in cash and cash equivalents	—	—	0.5	—	0.5
Cash and cash equivalents at beginning of period	—	—	64.4	—	64.4
Cash and cash equivalents at end of period	$—	$—	$64.9	$—	$64.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of June 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$5.9	$71.6	$—	$77.5
Accounts receivable, net	—	143.0	69.2	—	212.2
Intercompany receivables	—	9.9	1.8	(11.7)	—
Inventories	—	113.7	56.8	—	170.5
Prepaid expenses and other current assets	24.4	26.4	10.6	(20.4)	41.0
Total current assets	24.4	298.9	210.0	(32.1)	501.2
Property, plant and equipment, net	0.3	136.3	65.6	—	202.2
Goodwill	—	163.6	29.2	—	192.8
Other intangible assets	—	171.7	33.3	—	205.0
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	89.9	5.3	9.1	(104.3)	—
Investment in subsidiaries	681.0	240.3	—	(921.3)	—
Other assets	18.7	104.6	21.9	—	145.2
Total assets	$814.3	$1,357.6	$369.1	$(1,057.7)	$1,483.3
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.9	$—	$24.9
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	2.2	0.1	—	—	2.3
Accounts payable	2.0	54.2	31.3	—	87.5
Intercompany payables	—	1.8	9.9	(11.7)	—
Accrued expenses	12.3	84.4	32.8	(20.4)	109.1
Total current liabilities	16.5	152.7	98.9	(32.1)	236.0
Long-term debt	297.8	69.1	0.1	—	367.0
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	7.8	89.8	6.7	(104.3)	—
Other liabilities	11.7	94.0	23.1	—	128.8
Total liabilities	333.8	676.6	128.8	(136.4)	1,002.8
Shareholders’ equity	480.5	681.0	240.3	(921.3)	480.5
Total liabilities and equity	$814.3	$1,357.6	$369.1	$(1,057.7)	$1,483.3

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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2015 and December 31, 2014 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
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
On July 1, 2015 we purchased the Air Springs Business from Continental AG for $18.1 million in cash. The Air Springs Business is a manufacturer of air springs that are used in suspension systems, cabs and seats of commercial vehicles. Following the acquisition, the Air Springs Business became part of EnPro’s Stemco division within the Sealing Products segment. The Air Springs Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The Air Springs Business has annual revenues of approximately $100 million with a fairly even split between OEM and aftermarket sales.
We completed our most recent required annual impairment test of goodwill as of October 1, 2014. The estimated fair value of our Compressor Products International ("CPI") reporting unit exceeded its book value by 10% at that time. CPI is included in our Engineered Products segment.
Through the first quarter of 2015, several initiatives were implemented to remove labor, facility and other costs from CPI’s cost structure and a customer-focused organizational realignment was implemented to identify price and volume opportunities to optimize sales and profitability in the weak oil and gas business environment. During the first quarter of 2015 new strategic options and opportunities to improve business performance were analyzed given the continuing weakness in demand. Additional strategic measures were planned to be implemented during the second half of 2015 and the expected benefits of these actions were taken into consideration in assessing the outlook for CPI.
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at June 30, 2015 is $4.0 million.
Outlook
Market conditions are mixed as we head into the second half of the year. We have sound bookings in the nuclear, petrochemical, OEM truck parts and strong bookings and backlog in Power Systems. However, we still face headwinds as economic volatility outside of North America and sluggish oil and gas markets result in lower demand levels in a few of our businesses. In addition, the weaker euro and other foreign currencies continue to affect our results. Despite current challenging market conditions, longer term, we expect continued benefits from our strategic growth initiatives including growth from recent and future strategic acquisitions and continued emphasis on improving operational efficiencies.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings excluding Goodwill Impairment, which is largely nondeductible, we anticipate our annual effective tax rate for 2015 will be between 30% and 33%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. The anticipated effective tax rate will likely be higher than prior results primarily due to the expiration of certain US federal tax provisions that have not been renewed for 2015. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries is taxed in the US as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
Our U.S. defined benefit plans continue to be well funded. We do not expect to make any contributions in 2015, based on currently available data, which is subject to change, and consultation with our actuaries. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2015 will be approximately $5.0 million, which would be $2.0 million more than in 2014. The expected increase in pension expense is primarily due to a lower discount rate used in the actuarial computations and updates to the actuarially determined mortality tables. Even with the impact of these assumptions, the estimated 2015 pension expense is lower than historical expense amounts primarily due to significant contributions made during 2013 and 2014, and the strong returns on pension assets. These estimates are based on current assumptions and pension expense may increase in subsequent years if discount rates decline or other changes in actuarial assumptions increase the projected benefit obligation.
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

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Sales
Sealing Products	$173.0	$175.4	$333.9	$330.4
Engineered Products	78.5	95.5	155.7	187.3
Power Systems	47.9	43.0	88.1	84.1
	299.4	313.9	577.7	601.8
Intersegment sales	(1.0)	(0.8)	(1.8)	(1.5)
Net sales	$298.4	$313.1	$575.9	$600.3
Segment Profit
Sealing Products	$21.2	$22.8	$39.2	$39.9
Engineered Products	4.0	8.9	7.4	17.6
Power Systems	6.3	3.4	6.9	6.7
Total segment profit	31.5	35.1	53.5	64.2
Corporate expenses	(3.4)	(10.7)	(13.2)	(20.8)
Goodwill and other intangible asset impairment	(47.0)	—	(47.0)	—
Interest expense, net	(12.9)	(10.1)	(25.8)	(21.0)
Other expense, net	(1.6)	(2.8)	(6.5)	(8.6)
Income (loss) before income taxes	$(33.4)	$11.5	$(39.0)	$13.8
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 with the exception of $0.4 million, $0.5 million, $1.4 million and $0.6 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 also includes $1.3 million, $0.3 million, $2.0 million and $1.8 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2015 Compared to the Second Quarter of 2014
Sales of $298.4 million in the second quarter of 2015 decreased 4.7% from $313.1 million in the second quarter of 2014. The following table summarizes the impact of acquisitions, divestiture and foreign currency by segment:

Sales	Percent Change 2nd Quarter 2015 vs. 2nd Quarter 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	4.9%	(2.6)%	(5.5)%	(1.5)%	(4.7)%
Sealing Products	8.8%	(4.7)%	(3.8)%	(1.7)%	(1.4)%
Engineered Products	—%	—%	(11.2)%	(6.6)%	(17.8)%
Power Systems	—%	—%	—%	11.4%	11.4%

Following are the key points regarding changes in sales for the second quarter of 2015 compared to the same period in 2014:

•	Unfavorable foreign currency exchange rates during the second quarter of 2015 as compared to the same period in 2014.

•	Divestiture of GRT in the fourth quarter of 2014 included in the Sealing Products segment.

•	Acquisition of Fabrico in the fourth quarter of 2014 included in the Sealing Products segment.

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2015 decreased $7.3 million as compared to the same period in 2014. The decrease was primarily driven by lowered incentive compensation estimates due to lower projected attainment on employee incentive programs, which resulted in incentive compensation accrual reductions ($5.5 million).
Goodwill and other intangible asset impairment for the second quarter of 2015 reflects the write-off of goodwill related to the CPI division in the amount of $46.1 million, and the write-off of amortized trademarks associated with the CPI division in the amount of $0.9 million. As described above, the write-off of CPI intangibles in the aggregate amount of $47.0 million was the result of an interim analysis of goodwill.
Interest expense, net in the second quarter of 2015 increased by $2.8 million as compared to the same period of 2014, primarily due to higher average outstanding indebtedness.
Other expense, net in the second quarter of 2015 decreased by $1.2 million as compared to the same period of 2014, primarily due to loss on extinguishment of debt in the second quarter of 2014 ($2.4 million), offset by higher expenses in the current quarter related to previously owned businesses ($0.8 million) and an unfavorable increase in foreign exchange losses ($0.5 million).
We recorded income tax expense of $3.9 million on pre-tax loss from continuing operations of $33.4 million in the second quarter of 2015, resulting in a negative effective tax rate for the quarter of (11.7%). During the second quarter of 2014, our effective tax rate was 27.2% as we recorded an income tax expense of $3.2 million on pre-tax income of $11.5 million. The unusual tax expense in the current year quarter primarily results from our inability to record tax benefits related to the largely nondeductible goodwill impairment charge, all of which was recorded in the second quarter as a discrete item. Without discrete items, our effective tax rate is 30.1% in the second quarter of 2015, versus 29.4% in the second quarter of 2014. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions.
Net loss was $37.3 million, or $(1.66) per share, in the second quarter of 2015 compared to net income of $8.3 million, or $0.32 per share, in the same quarter of 2014. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $173.0 million in the second quarter of 2015 reflect a 1.4% decrease compared to the $175.4 million reported in the same quarter of 2014. Excluding the benefit of acquisitions ($15.5 million), the impact of the prior year divestiture ($8.2 million), and unfavorable foreign exchange ($6.7 million), sales were down 2% or $3.0 million due to higher volumes in OEM truck and chemical markets which were more than offset by softer demand from oil and gas, truck aftermarket, nuclear and semiconductor component markets.
Segment profit of $21.2 million in the second quarter of 2015 decreased 7% from $22.8 million reported in the second quarter of 2014. Excluding the effects of acquisitions and acquisition related costs (loss of $0.4 million), the prior year divestiture ($1.5 million), lower restructuring costs ($0.5 million) and unfavorable foreign exchange ($0.5 million), segment profit was up $0.3 million or 1.4%. Operating margins for the segment declined from 13.0% in 2014 to 12.3% in 2015.
Engineered Products. Sales in the second quarter of 2015 declined 17.8% from $95.5 million to $78.5 million reported in the second quarter of 2015. Excluding the impact of unfavorable foreign exchange ($10.7 million), sales were down 6.6% or $6.3 million primarily due to lower sales of bearings, particularly in the U.S. automotive, fluid power and agricultural equipment markets which accounted for almost half of the decline while continued weakness in the Canadian natural gas market and in the U.K. and Middle East for compressor parts and services also contributed to the decline.
Segment profit in the second quarter of 2015 was $4.0 million compared to $8.9 million in the second quarter of 2014. Excluding the unfavorable effect of foreign exchange ($1.1 million), and current quarter restructuring costs at GGB ($0.5 million) for the Hilsbach, Germany plant closure, segment profit was down $3.3 million or 37%. The lower sales volume described above were the primary drivers for the decline, and more than offset cost reduction initiatives in the segment. Operating margins for the segment were 5.1%, which was down from the 9.3% reported in the second quarter of 2014.
Power Systems. Sales of $47.9 million in the second quarter of 2015 increased 11.4% from the $43.0 million in the second quarter of 2014. The increase in sales was due to higher revenue on engine programs accounted for utilizing the percentage of completion method ($5.5 million), partially offset by lower revenue of engines accounted for utilizing the completed contract method ($1.1 million). Parts and service revenues were essentially level with the second quarter of 2014 at approximately $28 million.
The segment reported a profit of $6.3 million in the second quarter of 2015 compared to $3.4 million in the second quarter of 2014. The quarter-over-quarter increase in segment profit was primarily as a result of stronger margins on engine revenue, higher prices on parts, favorable material costs and a $1.2 million partial reversal of the first quarter EDF loss provision due to changes in the euro to dollar exchange rate. Partially offsetting these benefits were higher operating costs and SG&A expenses, largely pension related. Operating margins for the segment increased from 7.9% in 2014 to 13.2% in 2015.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Sales of $575.9 million in the first six months of 2015 decreased 4.1% from $600.3 million in the first six months of 2014. The following table summarizes the impact of acquisitions, divestiture and foreign currency, by segment:

Sales	Percent Change First Six Months of 2015 vs. First Six Months of 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	4.5%	(2.8)%	(5.5)%	(0.3)%	(4.1)%
Sealing Products	8.2%	(5.1)%	(3.9)%	1.9%	1.1%
Engineered Products	—%	—%	(10.7)%	(6.2)%	(16.9)%
Power Systems	—%	—%	—%	4.8%	4.8%
The factors contributing to segment and profit results for the first six month of 2015 compared to the same period in 2014 were essentially the same as those affecting the comparison of results between the second quarter of 2015 and 2014, except that, in 2015, the Power Systems segment incurred foreign exchange rate driven gains and losses on a long-term contract denominated in euros (gain of $1.2 million in the second quarter of 2015 and a $5.0 million loss in the first six months of 2015).
Corporate expenses for the first six months of 2015 were $7.6 million lower than the first six months of 2014. The decrease was primarily driven by lowered incentive compensation estimates due to lower projected attainment on employee incentive programs, which resulted in incentive compensation accrual reductions ($5.3 million).
As described above, goodwill and other asset impairments for the second quarter and first six months of of 2015 reflects the write-off of goodwill related to the CPI division in the amount of $46.1 million, and the write-off of trademarks associated with the CPI division in the amount of $0.9 million.
Interest expense, net for the first six months of 2015 was $4.8 million higher than the first six months of 2014 due to higher average indebtedness in the first six months of 2015 as compared to the first six months of 2014.
Other expense, net for the first six months of 2015 was $2.1 million lower than the first six months of 2014 due to lower loss on extinguishment of debt ($3.2 million), lower environmental costs ($0.5 million) partially offset by higher costs related to previously owned businesses ($1.8 million).
Income tax benefit during the first six months of 2015 was $0.1 million compared to tax expense of $4.2 million in the comparable period of 2014, resulting in a 2015 year-to-date effective tax rate of 0.3%. During the first six months of 2014, our effective tax rate was 30.3%. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first six months of 2015. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $46.1 million goodwill impairment. Without discrete items, our effective tax rate is 29.9% in the first six months of 2015, versus 29.5% in the first six months of 2014. This rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can by magnified by the near break-even pre-tax loss affected by normal permanent book and tax differences.
Net loss was $38.9 million, or $(1.68) per share, for the first six months of 2015 compared to net income of $9.6 million, or $0.38 per share, in the first six months of last year. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the first six months of 2015 compared to the first six months of 2014:
Sealing Products. Sales of $333.9 million in the first six months of 2015 reflects a 1.1% increase compared to the $330.4 million reported in the same period of 2014. Excluding the benefit of acquisitions ($27.0 million), the impact of a prior year divestiture ($17.0 million), and unfavorable foreign exchange ($12.8 million), sales were up 2.0% or $6.3 million. Higher revenues for truck parts were partially offset by lower sales of nuclear, semiconductor components and pipeline products.
Segment profit of $39.2 million in the first six months of 2015 decreased 1.8% from $39.9 million reported in the same period of 2014. Excluding the effects of acquisitions and acquisition related costs (loss of $0.4 million), the prior year divestiture ($3.3 million), unfavorable foreign exchange ($1.0 million) and lower restructuring costs ($0.7 million), segment profit increased $3.3 million or 8.9%. The increase in segment profit was primarily due to lower raw material costs ($2.0 million) and lower bad debt expense ($1.8 million). Operating margins for the segment declined from 12.1% in the first six months of 2014 to 11.7% in the first six months of 2015.
Engineered Products. Sales in the first six months of 2015 declined from $187.3 million to $155.7 million reported for the same period of 2015. Excluding the impact of unfavorable foreign exchange ($20.1 million), sales were down 6.1% or $11.5 million. Lower sales of bearings in the U.S. market and lower sales of reciprocating compressor parts and service in Canada, the U.K., Middle East and the U.S. markets more than offset sales increases in other European markets.
Segment profit in the first six months of 2015 was $7.4 million compared to $17.6 million in the same period of 2015. Excluding the effect of unfavorable foreign exchange ($2.2 million), and higher restructuring costs ($1.5 million), profit was down $6.5 million or 36.9% as improved pricing and the favorable impact of cost reduction initiatives were more than offset by the impact of lower sales volumes. Operating margins for the segment were 4.8%, which was down from the 9.4% reported in the comparable period of 2014.
Power Systems. Sales of $88.1 million in the first six months of 2015 increased 4.8% from the $84.1 million reported in the comparable period of 2014. The increase in sales was due to higher revenues from parts and service ($5.7 million) partially offset by lower revenues for engines ($2.8 million).
The segment reported a profit of $6.9 million for the first six months of 2015 compared to $6.7 million in the comparable period of 2014. Segment profits of $6.9 million included a foreign exchange related $5.0 million loss provision on a multi-year contract for engines to EDF priced in euros. Excluding this foreign exchange transaction impact, profit would have improved $5.2 million year-over-year and margins would have been 13.5% compared to 8.0% in 2014, primarily due to higher volume, a more favorable mix of high-margin parts and services and improved pricing, which more than offset increased selling, general and administrative expense. Operating margins for the segment decreased from 8.0% in 2014 to 7.8% in 2015 due to the $5.0 million loss provision, partially offset by the foregoing factors described above.
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
As of June 30, 2015, we held all of our $77.5 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not create a need to repatriate cash to fund our U.S. operations.

Cash Flows
Operating activities used $2.4 million of cash in the first six months of 2015 compared to $13.8 million in the same period last year. The decrease in cash used was due to lower pension contributions of approximately $10 million and lower income taxes paid of approximately $6 million, partially offset by higher interest payments of approximately $7 million.
Investing activities used $49.0 million and $23.2 million of cash during the first six months of 2015 and 2014, respectively, primarily to fund acquisitions, capital expenditures and enterprise resource and planning system implementations.
Financing activities used $65.9 million in cash in the first six months of 2015, primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $80.0 million spent to repurchase 1.2 million shares of our outstanding common stock and the payment of $9.4 million of dividends. These activities were funded by cash on hand and additional borrowings of $68.3 million from our revolving credit facility. Financing activities in the first six months of 2014 provided cash of $36.4 million, primarily consisting of net borrowings under our revolving credit facility.
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility currently bear interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases or decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases or decreases based on a consolidated total leverage ratio.

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
The borrowing availability at June 30, 2015, under the Revolving Credit Facility was $222.1 million, representing the full $300 million amount of the Revolving Credit Facility less $9.6 million reserved for outstanding letters of credit and $68.3 million of outstanding borrowings.
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

Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. As of July 1, 2015, the Convertible Debentures remained convertible by holders of the Convertible Debentures. This conversion right was triggered because the closing price per share of EnPro’s common stock exceeded $43.65, or 130% of the adjusted conversion price of $33.58, for at least twenty (20) trading days during the thirty (30) consecutive trading day period ending on June 30, 2015. The Convertible Debentures will be convertible until September 30, 2015, and will remain convertible until maturity. Upon a conversion, we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, with the remaining conversion value of the Convertible Debentures, if any, being paid in shares of our common stock. Because the Convertible Debentures are currently convertible, we classified the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

In 2014, we entered into privately negotiated transactions with certain holders of approximately $97.7 million in aggregate principal amount of the Convertible Debentures to exchange them for an aggregate of approximately 3.0 million shares of EnPro's common stock, plus cash payments of accrued and unpaid interest and for fractional shares. We recognized a

$6.0 million pre-tax loss on the exchanges ($3.8 million net of tax). There was also a $1.4 million additional tax benefit recorded directly to equity.

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

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitle us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitle the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. The repurchase transactions mentioned above did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remained in force with respect to the original amount of the Convertible Debentures. On March 17, 2015, we entered into an agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options providing for a net-share settlement. On May 26, 2015 we settled this transaction, which resulted in a net-share settlement of approximately 0.9 million shares being delivered to the Company. These shares were immediately retired and are no longer considered outstanding.
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
In connection with the issuance of the Senior Notes, we entered into a registration rights agreement in which we agreed to file a registration statement with respect to a registered exchange offer to exchange the Senior Notes for new registered notes, with terms substantially identical in all material respects with the Senior Notes. We completed the exchange offer in the second quarter of 2015, with all of the outstanding Senior Notes participating in the exchange.
Share Repurchase Program. In February 2015, the Company initiated an $80 million share repurchase program. The Company repurchased and retired a total of approximately 1.2 million shares at a weighted average price of $66.76. The shares were purchased through the Company’s open market plan which was completed in April 2015. The repurchase of shares pursuant to the open market plan was conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, which prescribes price, volume and procedural requirements for an issuer purchasing its shares.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2015, this amount was $83.3 million. This receivable is expected to be collected at a future date.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 10 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS was subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. During the fourth quarter of 2014, we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs. Based on our evaluation of the site, we are unable to estimate the upper end of a range of reasonably possible costs with respect to the lower eight miles of the Lower Passaic River Study Area or a range of reasonably possible loss for the remainder of the Lower Passaic River Study Area. Our actual remediation costs could be significantly greater than the $3.5 million we accrued.
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
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of June 30, 2015 and December 31, 2014, we had accrued liabilities of $16.5 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In addition, Coltec has received a notice from the EPA stating that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. At this time, we have limited information regarding the sites and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites.
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
Crucible Steel Corporation a/k/a Crucible, Inc.
Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1983 when its assets and liabilities were distributed to a new Coltec subsidiary, Crucible Materials Corporation. Coltec sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings, whether any defect caused the damages claimed by BorgWarner and whether GGB was bound by certain notification requirements, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court of Brive-la-Gaillarde rejected BorgWarner's requests for "fast track" proceedings. The timing of the decision with respect to GGB France's writ of response seeking to stay the proceeding on the merits is uncertain. There is no fixed deadline for the completion of the technical review and the presentation of the expert panel's definitive findings. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
In November 2011, GST filed an initial plan of reorganization with the Bankruptcy Court. GST's initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.
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
The decision validated the positions that GST had been asserting for the more than four years it had been in the Chapter 11 process. Following are several important findings in the opinion:
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
In June 2014, the Current Asbestos Claimants' Committee filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
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
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note16, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
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
We expect continued opposition from the Current Asbestos Claimants Committee and their law firms to the revised plan of reorganization.
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
Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties who have an interest in the bankruptcy proceedings, decisions of the Bankruptcy Court, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, appeals and other challenges to the plan, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain Bankruptcy Court approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
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
While the Future Claimants' Representative has agreed to support the revised plan of reorganization, GST continues to seek a consensual resolution that will also be acceptable to representatives of current asbestos claimants. GST recognizes that an agreed settlement with all claimants representatives would provide a path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. From time to time during the case we have engaged in settlement discussions with representatives of the Current Asbestos Claimants Committee and we may continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur. However, GST believes that its current course can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee.
From the Petition Date through June 30, 2015, GST has recorded Chapter 11 case-related fees and expenses totaling $130.3 million. The total includes $68.0 million for fees and expenses of GST’s counsel and experts; $50.3 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $12.0 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $11.7 million of those case-related fees and expenses in the first half of 2015, compared to $7.9 million in the first half of 2014. The increase in case-related fees and expenses during the first half of 2015 is attributable to the court-approved notification program for GST's second amended plan of reorganization.
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
Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believed that as billions of dollars of 524(g) trust assets became available to claimants, defendants in the state court tort system would obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
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

In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date and many of them either did not establish exposure to GST products or had claims that are otherwise deficient.
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
Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals. At June 30, 2015, two GST LLC appeals are pending from adverse decisions totaling $1.5 million.
GST LLC won a reversal of an adverse verdict in one of three recent appellate decisions. In September 2011, the United States Court of Appeals for the Sixth Circuit overturned a $500,000 verdict against GST LLC that was handed down in 2009 by a Kentucky federal court jury. The federal appellate court found that GST LLC’s motion for judgment as a matter of law should have been granted because the evidence was not sufficient to support a determination of liability. The Sixth Circuit’s chief judge wrote that, “On the basis of this record, saying that exposure to Garlock gaskets was a substantial cause of [claimant’s] mesothelioma would be akin to saying that one who pours a bucket of water into the ocean has substantially contributed to the ocean’s volume.” In May 2011, a three-judge panel of the Kentucky Court of Appeals upheld GST LLC’s $700,000 share of a 2009 jury verdict, which included punitive damages, in a lung cancer case against GST LLC in Kentucky state court. This verdict, which was secured by a bond pending the appeal, was paid in June 2012. In a Kentucky appeal from a 2006 verdict against GST LLC, another Kentucky Court of Appeals panel upheld, in August 2014, GST LLC's share of the verdict and a $600,000 punitive damage award. The verdict against GST LLC totaled $874,000. This verdict and post-judgment interest were secured by a bond in the amount of $1.1 million. The plaintiff in the case agreed to resolve the case, including claims for post-judgment interest, for the amount of the bond and to forego additional accrued interest on the verdict, and GST LLC agreed to discontinue further appeals. Because we were responsible to the bonding company for the bond amount, our Coltec subsidiary purchased the verdict from the plaintiff in September 2014 for the amount of the $1.1 million bond. As a result, Coltec has a claim against GST LLC for the amount of the judgment, including post-judgment interest.
Insurance Coverage. At June 30, 2015, we had $80.7 million of insurance coverage we believe is available to cover current and future asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $115.6 million since the Petition Date, including $20.2 million collected in the first six months of 2015. Of the $80.7 million of available insurance coverage remaining, we consider $80.0 million (99%) to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.7 million, $44.6 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that substantially all of the $80.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.7 million is in addition to the $20.2 million collected in the first six months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.7 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.3 million of insurance recoveries from insolvent carriers since 2007, including a $185,000 payment received in the first quarter of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at June 30, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan as GST believes that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period for such contributions and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
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
Confirmation and consummation of the second amended plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, decisions of the Bankruptcy Court, delays in the confirmation or effective date of a plan of reorganization due to factors beyond

GST's or our control, which would result in greater costs and the impairment of value of GST, challenges to confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. Accordingly, we cannot assure you that GST will be able to obtain final approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.9 million and $5.5 million at June 30, 2015 and December 31, 2014, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during each month in the second quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	488,610	(1)	$66.77	(1)	488,610	—
May 1 – May 31, 2015	882,635	(2)	(2)		—	—
June 1 – June 30, 2015	837	(3)	$57.62	(3)	—	—
Total	1,372,082	(1) (3)	$66.75	(4)	488,610	—

(1)
On February 19, 2015, our board of directors authorized the repurchase up to $80.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on February 20, 2015. Pursuant to this authorization, we purchased 709,727 shares at an average purchase price of $67.78 per share during March 2015 (with $32,625,825 remaining authority at month end). We completed purchases of the remaining amount under this authorization in April 2015 as set forth in the table.

(2)
On May 26, 2015 we received 882,635 shares of common stock in settlement of call options, hedge and warrant transactions, entered into in 2005 in connection with our issuance of the Convertible Debentures. These transactions entitled us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitled the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. On March 17, 2015, we entered into an agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options providing for a net-share settlement.

(3)
In June 2015, a total of 837 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 123 of these shares were valued at a price of $59.62, the average of the high and low trading price of our common stock on June 15, 2015, and 714 of these shares were valued at a price of $57.28 per share, the average of the high and low trading price of our common stock on June 30, 2015. Accordingly, the total 837 shares were valued at a weighted average price of $57.62. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

(4)
Shares acquired upon net-share settlement of the call options described in Footnote 2, above, were not included in the calculation of average price paid per share for the total amount of shares acquired in the period. Accordingly, such average price is based only on the acquisition transactions during the three-month period ended June 30, 2015 described in Footnotes 1 and 3, above.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of August, 2015.

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