Form 10-Q
period 2015-09-30
ENPRO INDUSTRIES, INC
filed 2015-11-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 21,957,544 shares of common stock of the registrant outstanding, which does not include 196,593 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2015 and 2014
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$306.6	$302.6	$882.5	$902.9
Cost of sales	205.2	196.4	590.0	592.1
Gross profit	101.4	106.2	292.5	310.8
Operating expenses:
Selling, general and administrative	74.8	77.4	226.2	239.8
Goodwill and other intangible asset impairment	—	—	47.0	—
Other	1.7	1.2	3.3	1.9
Total operating expenses	76.5	78.6	276.5	241.7
Operating income	24.9	27.6	16.0	69.1
Interest expense	(12.9)	(10.8)	(39.0)	(32.3)
Interest income	0.1	0.3	0.4	0.8
Other income (expense)	0.1	(4.0)	(4.2)	(10.7)
Income (loss) before income taxes	12.2	13.1	(26.8)	26.9
Income tax expense	(0.8)	(4.5)	(0.7)	(8.7)
Net income (loss)	$11.4	$8.6	$(27.5)	$18.2
Comprehensive income (loss)	$7.5	$(3.2)	$(39.5)	$7.4

Basic earnings (loss) per share	$0.52	$0.36	$(1.21)	$0.80
Diluted earnings (loss) per share	$0.51	$0.33	$(1.21)	$0.71

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2015 and 2014
(in millions)

	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(27.5)	$18.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22.4	22.2
Amortization	20.9	20.8
Loss on exchange and repurchase of convertible debentures	2.8	10.0
Goodwill and other intangible asset impairment	47.0	—
Deferred income taxes	0.3	(22.4)
Stock-based compensation	3.6	7.8
Other non-cash adjustments	1.1	4.8
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(2.1)	(27.2)
Inventories	(12.6)	(9.8)
Accounts payable	(9.5)	(2.8)
Other current assets and liabilities	—	10.4
Other non-current assets and liabilities	(14.4)	(41.9)
Net cash provided by (used in) operating activities	32.0	(9.9)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.4)	(20.4)
Payments for capitalized internal-use software	(3.6)	(7.1)
Acquisitions, net of cash acquired	(45.5)	(4.3)
Other	0.3	0.1
Net cash used in investing activities	(72.2)	(31.7)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings	3.6	1.9
Proceeds from debt	177.7	637.0
Repayments of debt	(123.1)	(399.0)
Debt issuance costs	—	(5.2)
Repurchase of common stock	(80.0)	—
Dividends paid	(13.8)	—
Repurchase of convertible debentures conversion option	(21.6)	(53.6)
Other	(2.1)	(4.2)
Net cash provided by (used in) financing activities	(59.3)	176.9
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.3)
Net increase (decrease) in cash and cash equivalents	(102.2)	134.0
Cash and cash equivalents at beginning of period	194.2	64.4
Cash and cash equivalents at end of period	$92.0	$198.4
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35.8	$22.3
Income taxes, net	$22.8	$31.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$92.0	$194.2
Accounts receivable, net	223.6	205.2
Inventories	178.0	159.7
Prepaid expenses and other current assets	52.3	44.0
Total current assets	545.9	603.1
Property, plant and equipment, net	210.9	199.3
Goodwill	196.6	232.4
Other intangible assets	198.1	202.8
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	107.6	80.3
Other assets	43.8	49.2
Total assets	$1,539.8	$1,604.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$24.0	$23.6
Notes payable to GST	12.2	11.7
Current maturities of long-term debt	2.3	22.5
Accounts payable	90.9	87.8
Accrued expenses	135.2	131.6
Total current liabilities	264.6	277.2
Long-term debt	376.7	298.6
Notes payable to GST	271.0	259.3
Other liabilities	143.8	130.5
Total liabilities	1,056.1	965.6
Commitments and contingencies
Temporary equity	—	1.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 22,154,137 shares in 2015 and 24,172,716 shares in 2014	0.2	0.2
Additional paid-in capital	376.9	477.3
Retained earnings	154.0	195.3
Accumulated other comprehensive loss	(46.1)	(34.1)
Common stock held in treasury, at cost – 198,040 shares in 2015 and 200,022 shares in 2014	(1.3)	(1.3)
Total shareholders’ equity	483.7	637.4
Total liabilities and equity	$1,539.8	$1,604.0

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
As of September 30, 2015 and September 30, 2014 we had purchased $7.6 million and $0.8 million, respectively, of property, plant and equipment for which cash payments had not yet been made. This is considered a noncash investing activity.
Recently Issued Authoritative Accounting Guidance

In September 2015, a standard was issued that simplifies the accounting for measurement period adjustments associated with a business combination by eliminating the requirement to restate prior period financial statements for measurement period adjustments when measurements were incomplete as of the end of the reporting period covering the business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. It is effective for interim and annual periods beginning after December 15, 2015. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.
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
In February 2015, we acquired 100% of the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. ATDynamics is managed as part of our Stemco division within the Sealing Products segment. ATDynamics, headquartered in Hayward, California, is a leading designer and manufacturer of a suite of aerodynamic products engineered to reduce fuel consumption in the global freight transportation industry.
In July 2015, we purchased the Veyance North American air spring business (the "Air Spring Business") through the purchase of 100% of the stock of Veyance's Mexico business and of all of the assets of its U.S. business. The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of EnPro's Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expands Stemco's presence and scale in the commercial vehicle suspension market.
We paid $45.5 million, net of cash acquired, for these businesses. The acquisition of ATDynamics includes an agreement that could require us to pay additional consideration based on the future gross profit of ATDynamics during the twelve months subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was $0.5 million, which is included in accrued expenses in the accompanying Consolidated Balance Sheet as of September 30, 2015.
The following table presents the preliminary purchase price allocation of the 2015 acquisitions:

(in millions)
Accounts receivable	$21.7
Inventories	10.4
Property, plant and equipment	8.5
Goodwill	12.8
Other intangible assets	14.6
Other assets	3.8
Liabilities assumed	(26.3)
$45.5
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

3.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This effective tax rate is generally lower than U.S. statutory tax rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can by magnified by the near break-even pre-tax loss affected by normal permanent book and tax differences.

We recorded income tax expense of $0.8 million on pre-tax income from continuing operations of $12.2 million in the third quarter of 2015, resulting in an effective tax rate for the quarter of 6.3%. During the third quarter of 2014, our effective tax rate was 34.4% as we recorded an income tax expense of $4.5 million on pre-tax income of $13.1 million. Income tax expense during the first nine months of 2015 was $0.7 million compared to tax expense of $8.7 million in the comparable period of 2014, resulting in a 2015 year-to-date effective tax rate of negative 2.4%. During the first nine months of 2014, our effective tax rate was 32.3%.
The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first nine months of 2015. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the third quarter of 2015, we recorded a discrete tax benefit of $2.4 million related to adjustments of prior accrued taxes, primarily as a result of originally using estimates that were updated in tax returns filed during the period. These favorable discrete items were more than offset in the second quarter by our inability to record tax benefits related to the largely nondeductible discrete goodwill impairment charge.

As of September 30, 2015, there were no significant changes to our unrecognized tax benefits as reported in our Form 10-K for the year ended December 31, 2014.

4.	Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$11.4	$8.6	$(27.5)	$18.2
Denominator:
Weighted-average shares – basic	22.0	24.0	22.7	22.7
Share-based awards	0.1	0.1	—	0.1
Convertible debentures and related warrants	—	2.0	—	2.9
Weighted-average shares – diluted	22.1	26.1	22.7	25.7
Earnings (loss) per share:
Basic	$0.52	$0.36	$(1.21)	$0.80
Diluted	$0.51	$0.33	$(1.21)	$0.71
As discussed further in Note 10, "Long-Term Debt - Convertible Debentures", we previously issued Convertible Senior Debentures (the “Convertible Debentures”). Under the terms of the Convertible Debentures, upon conversion, we are required to settle the par amount of our obligations in cash and the remaining obligations, if any, in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeds the adjusted conversion price ($33.44 per share at September 30, 2015 and $33.79 per share at September 30, 2014) and when inclusion of the conversion option effect is not antidilutive. As discussed further in Note 10, "Long-Term Debt - Convertible Debentures", we repurchased a significant portion of our outstanding Convertible Debentures in March 2015.
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
In the nine months ended September 30, 2015, there was a loss attributable to common shares. There were 1.0 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

5.	Inventories

	September 30, 2015	December 31, 2014
	(in millions)
Finished products	$109.2	$101.2
Work in process	27.4	22.1
Raw materials and supplies	48.6	45.7
	185.2	169.0
Reserve to reduce certain inventories to LIFO basis	(12.3)	(12.8)
Manufacturing inventories	172.9	156.2
Incurred costs relating to long-term contracts	11.2	9.1
Progress payments related to long-term contracts	(6.1)	(5.6)
Net balance associated with completed-contract inventories	5.1	3.5
Total inventories	$178.0	$159.7
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
Refer to Note 6, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

6.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$245.9	$198.6
Cumulative billings on uncompleted POC contracts	232.3	200.0
	$13.6	$(1.4)
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2015	December 31, 2014
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$20.3	$6.3
Accrued expenses (billings in excess of POC revenue recognized)	(6.7)	(7.7)
	$13.6	$(1.4)

During 2015, total U.S. Dollar equivalent revenues under a multi-year €89.2 million engine sales contract accounted for utilizing the POC method fell below the total projected U.S. Dollar costs as a result of the significant strengthening of the U.S. Dollar as compared to the Euro since the contract date of May 2014. As a result, we recorded a cumulative loss provision of $6.2 million during the first quarter of 2015. During the second quarter, the U.S. Dollar weakened against the Euro which resulted in an increase in total U.S. Dollar equivalent revenue for the contract from $98.5 million to $99.9 million. This increase in total contract revenues of $1.4 million (offset by foreign exchange rate driven cost increases of $0.2 million) resulted in a positive gross margin impact from foreign exchange of $1.2 million during the second quarter of 2015. The Euro to U.S. Dollar exchange rate changed insignificantly between the end of the second quarter of 2015 and the end of the third quarter of 2015. Accordingly, the foreign exchange impact on this contract was insignificant for the third quarter of 2015. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. An evaluation of the impact of exchange rates on the contract will be performed quarterly for the duration of the contract.

Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Incurred costs relating to long-term contracts	$7.8	$5.9
Progress payments related to long-term contracts	(11.8)	(10.5)
Net balance associated with completed-contract inventories	$(4.0)	$(4.6)
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
At September 30, 2015 and December 31, 2014, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 5, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At September 30, 2015 and December 31, 2014, deposits and progress payments for long lead time components totaled $4.1 million and $2.9 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2015, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2014	$169.0	$56.3	$7.1	$232.4
Change due to acquisitions	12.8	—	—	12.8
Impairment	—	(46.1)	—	(46.1)
Change due to foreign currency translation	(1.4)	(1.1)	—	(2.5)
Goodwill as of September 30, 2015	$180.4	$9.1	$7.1	$196.6
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
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at September 30, 2015 is $4.0 million.

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of September 30, 2015 and December 31, 2014, and $154.8 million and $108.7 million for the Engineered Products segment as of September 30, 2015 and December 31, 2014, respectively.
Identifiable intangible assets are as follows:

	As of September 30, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$213.7	$107.3	$213.6	$98.2
Existing technology	63.1	25.7	53.7	22.7
Trademarks	35.6	18.3	33.8	16.7
Other	24.1	22.0	24.0	20.8
	336.5	173.3	325.1	158.4
Indefinite-Lived:
Trademarks	34.9	—	36.1	—
Total	$371.4	$173.3	$361.2	$158.4
During the quarter ended June 30, 2015, we determined $0.9 million of amortized trademarks associated with CPI were impaired and therefore were written-off.
Amortization expense for the quarters ended September 30, 2015 and 2014 was $5.4 million and $5.8 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $16.4 million and $17.6 million, respectively.

8.	Accrued Expenses

	September 30, 2015	December 31, 2014
	(in millions)
Salaries, wages and employee benefits	$43.4	$43.0
Interest	24.3	35.3
Customer advances	12.5	13.5
Income and other taxes	11.2	8.7
Other	43.8	31.1
	$135.2	$131.6

9.	Related Party Transactions
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
On June 5, 2010 (the "Petition Date"), GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.

As of September 30, 2015 and December 31, 2014, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $24.0 million and $23.6 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 10, "Long-Term Debt - Revolving Credit Facility".
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended September 30,		Nine Months Ended September 30,
Description		2015	2014	2015	2014
		(in millions)
Sales to GST	Net sales	$8.9	$7.5	$22.3	$23.3
Purchases from GST	Cost of sales	$5.2	$7.3	$15.9	$19.5
Interest expense to GST	Interest expense	$8.0	$7.7	$23.8	$22.8

Description	Consolidated Balance Sheets Caption	September 30, 2015	December 31, 2014
		(in millions)
Due from GST	Accounts receivable, net	$15.8	$18.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$94.0	$73.0
Due from GST	Other assets	$1.1	$1.1
Due to GST	Accounts payable	$8.1	$7.5
Accrued interest to GST	Accrued expenses	$23.3	$29.8

10.	Long-Term Debt
Convertible Debentures
In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures matured on October 15, 2015. Prior to maturity, the outstanding Convertible Debentures bore interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year.
In March 2015, we purchased for cash approximately $21.3 million in aggregate principal amount of Convertible Debentures in a privately negotiated transaction. We paid $44.9 million to complete the transaction of which $23.3 million was allocated to the extinguishment of the liability component and the remaining $21.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $2.8 million pre-tax loss on the transaction ($1.8 million net of tax) which is included in other income (expense) in the accompanying Consolidated Statement of Operations.
This transaction reduced the aggregate principal amount of the Convertible Debentures then outstanding to approximately $2.2 million at September 30, 2015.
The debt discount was amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the nine months ended September 30, 2015 and 2014 includes $0.4 million and $3.3 million, respectively, of contractual interest coupon and $0.2 million and $3.9 million, respectively, of debt discount amortization.
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
The borrowing availability under our Revolving Credit Facility at September 30, 2015 was $212.3 million after giving consideration to $9.7 million of outstanding letters of credit and $78.0 million of outstanding revolver borrowings.

11.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2015 and 2014, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$1.2	$1.1	$0.1	$0.1	$4.4	$3.3	$0.3	$0.3
Interest cost	2.6	2.4	0.1	0.1	8.7	7.3	0.2	0.3
Expected return on plan assets	(4.7)	(3.5)	—	—	(14.1)	(10.4)	—	—
Amortization of prior service cost	—	—	—	—	—	0.1	—	—
Amortization of net loss	1.7	0.8	—	—	5.3	2.2	—	—
Deconsolidation of GST	(0.2)	(0.1)	—	—	(0.6)	(0.3)	—	—
Net periodic benefit cost	$0.6	$0.7	$0.2	$0.2	$3.7	$2.2	$0.5	$0.6
We do not anticipate making any contributions to our U.S. defined benefit pension plans in the year ending December 31, 2015.

12.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $13.8 million were made during the nine months ended September 30, 2015. Cash dividends declared per common share were $0.20 and $0.60, respectively, for the quarter and nine months ended September 30, 2015.
In February 2015, our board of directors authorized the repurchase of up to $80.0 million of our outstanding common shares. The repurchase plan was completed in April 2015 after purchasing 1.2 million shares at an average price of $66.76 per share.
As discussed further in Note 4, "Earnings Per Share," during the quarter ended June 30, 2015, we received approximately 0.9 million shares in net-share settlement of call options with a financial institution, consisting of hedge and warrant transactions, entered into in connection with our issuance of the Convertible Debentures.

13.	Business Segment Information

We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy duty truck parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems.

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
Segment operating results and other financial data for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Sales
Sealing Products	$186.3	$168.9	$520.2	$499.3
Engineered Products	72.1	88.1	227.8	275.4
Power Systems	49.1	46.5	137.2	130.6
	307.5	303.5	885.2	905.3
Intersegment sales	(0.9)	(0.9)	(2.7)	(2.4)
Net sales	$306.6	$302.6	$882.5	$902.9
Segment Profit
Sealing Products	$22.5	$23.0	$61.7	$62.9
Engineered Products	1.5	6.0	8.9	23.6
Power Systems	9.2	9.6	16.1	16.3
Total segment profit	33.2	38.6	86.7	102.8
Corporate expenses	(6.3)	(10.1)	(19.5)	(30.9)
Goodwill and other intangible asset impairment	—	—	(47.0)	—
Interest expense, net	(12.8)	(10.5)	(38.6)	(31.5)
Other expense, net	(1.9)	(4.9)	(8.4)	(13.5)
Income (loss) before income taxes	$12.2	$13.1	$(26.8)	$26.9
Segment assets are as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Sealing Products	$646.8	$578.3
Engineered Products	247.8	308.7
Power Systems	154.8	145.6
Corporate	490.4	571.4
	$1,539.8	$1,604.0

14.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2015	December 31, 2014
	(in millions)
Assets
Cash equivalents:
Money market	$—	$117.7
Time deposits	33.9	22.8
	33.9	140.5
Deferred compensation assets	5.9	5.6
	$39.8	$146.1
Liabilities
Deferred compensation liabilities	$6.8	$7.9
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$379.0	$386.0	$321.1	$345.3
Notes payable to GST	$283.2	$283.9	$271.0	$278.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

15.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$6.6	$(48.8)	$(42.2)
Other comprehensive loss before reclassifications	(4.9)	—	(4.9)
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income (loss)	(4.9)	1.0	(3.9)
Ending balance	$1.7	$(47.8)	$(46.1)

Changes in accumulated other comprehensive income by component (after tax) for the quarter ended September 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$42.7	$(27.3)	$15.4
Other comprehensive loss before reclassifications	(12.3)	—	(12.3)
Amounts reclassified from accumulated other comprehensive income	—	0.5	0.5
Net current-period other comprehensive income (loss)	(12.3)	0.5	(11.8)
Ending balance	$30.4	$(26.8)	$3.6
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive loss before reclassifications	(15.3)	—	(15.3)
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current-period other comprehensive income (loss)	(15.3)	3.3	(12.0)
Ending balance	$1.7	$(47.8)	$(46.1)
Changes in accumulated other comprehensive income by component (after tax) for the nine months ended September 30, 2014 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$42.6	$(28.2)	$14.4
Other comprehensive loss before reclassifications	(12.2)	—	(12.2)
Amounts reclassified from accumulated other comprehensive income	—	1.4	1.4
Net current-period other comprehensive income (loss)	(12.2)	1.4	(10.8)
Ending balance	$30.4	$(26.8)	$3.6
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
(in millions)	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of pension and other postretirement plans:
Actuarial losses	$1.7	$0.8	$5.3	$2.2	(1)
Prior service costs	—	—	—	0.1	(1)
Total before tax	1.7	0.8	5.3	2.3
Tax benefit	(0.7)	(0.3)	(2.0)	(0.9)	Income tax expense
Net of tax	$1.0	$0.5	$3.3	$1.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 11, “Pensions and Postretirement Benefits” for additional details).

16.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. GST is seeking an order confirming a plan of reorganization that provides for the establishment of such a facility and repayment of creditors in full, and a confirmation hearing is scheduled for June 2016. GST's plan is supported by the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") but opposed by the official committee representing current asbestos claimants (the "Current Asbestos Claimants' Committee).
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

On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. This revised plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative agreed to support, recommend and vote in favor of the revised plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products. GST believes that the revised plan is sufficient to pay all valid claims in full.
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST and we believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note 17, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
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
The Current Asbestos Claimants Committee and their law firms continue to oppose the revised plan of reorganization.
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim had to be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, or be subject to being forever barred, and claimants were required to submit ballots voting on the approval of the second amended plan by October 6, 2015. In addition, proofs of claim for claims arising after August 1, 2014 were permitted to be filed at the claimant's option. Proofs of claim for approximately 180,000 claims were filed by that date, including approximately 10,000 claims alleging mesothelioma. GST believes a large majority of the claims are without merit because GST believes that such claimants will not be able to demonstrate exposure to GST's products or any compensable disease. In addition, based on its preliminary analysis, GST believes that a significant number of the claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitation, and are therefore invalid. Current claimants or their representatives who filed ballots by the October 6, 2015 voting deadline overwhelmingly voted against approval of the plan; the future claims representative voted in favor of approval of the plan. The Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on June 20, 2016.
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
GST continues to seek a consensual resolution that will also be acceptable to representatives of current claimants, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. However, GST believes that its current course, pursuant to its second amended plan, can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee and despite the opposition of the current asbestos claimants demonstrated overwhelmingly in the balloting on the plan.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$54.0	$61.1	$165.2	$183.1
Cost of sales	33.8	37.4	102.2	110.6
Gross profit	20.2	23.7	63.0	72.5
Operating expenses:
Selling, general and administrative	10.6	12.5	33.0	35.2
Asbestos-related	0.3	0.5	0.4	(185.5)
Other	0.4	0.2	0.5	0.7
Total operating expenses	11.3	13.2	33.9	(149.6)
Operating income	8.9	10.5	29.1	222.1
Interest income, net	7.8	7.6	23.8	22.9
Income before reorganization expenses and income taxes	16.7	18.1	52.9	245.0
Reorganization expenses	(5.0)	(4.4)	(16.7)	(12.3)
Income before income taxes	11.7	13.7	36.2	232.7
Income tax expense	(5.1)	(4.8)	(12.6)	(82.5)
Net income	$6.6	$8.9	$23.6	$150.2
Comprehensive income	$0.6	$6.1	$13.6	$148.8

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2015 and 2014
(in millions)

	2015	2014
Net cash provided by operating activities	$44.5	$54.4
Investing activities
Purchases of property, plant and equipment	(3.6)	(6.3)
Net payments on loans to affiliates	(3.6)	(1.9)
Net purchase of held-to-maturity securities	(29.6)	(28.1)
Other	—	(0.3)
Net cash used in investing activities	(36.8)	(36.6)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.6)
Net increase in cash and cash equivalents	4.4	17.2
Cash and cash equivalents at beginning of period	66.0	42.8
Cash and cash equivalents at end of period	$70.4	$60.0

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	September 30, 2015	December 31, 2014
Assets:
Current assets	$397.9	$370.9
Asbestos insurance receivable	62.0	80.7
Deferred income taxes	97.7	85.6
Notes receivable from affiliate	271.0	259.3
Other assets	70.8	73.5
Total assets	$899.4	$870.0
Liabilities and Shareholder’s Equity:
Current liabilities	$38.0	$42.7
Other liabilities	107.2	86.6
Liabilities subject to compromise (A)	339.1	339.1
Total liabilities	484.3	468.4
Shareholder’s equity	415.1	401.6
Total liabilities and shareholder’s equity	$899.4	$870.0

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $337.5 million as of September 30, 2015 for asbestos related claims. The accrual consists of total funding consisting of (a) $327.5 million for present and future asbestos claims against GST that have not been resolved by settlement prior to the Petition Date plus litigation and administrative expenses, and (b) $10.0 million for claims resolved by enforceable settlement and were not paid prior to the Petition Date and contributions by GST to the settlement facility under the revised plan to the extent such claims are less than $10.0 million. See Note 17, “Commitments and Contingencies – Asbestos.”

17.	Commitments and Contingencies
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 13 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 9 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2015 and December 31, 2014, we had accrued liabilities of $17.1 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 13 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of

the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS was subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during the fourth quarter of 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including confirmation as to whether a predecessor of Coltec operated mines at all of the sites identified by the EPA, and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the quarter ended September 30, 2015, we reserved $0.8 million for investigative work to be conducted at the first two sites identified by the EPA.
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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “ First Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the First Benefits Trust, and thus the assets and liabilities of this First Benefits Trust are not included in our Consolidated Balance Sheets.

Because of the possibility there could be insufficient funds in the First Benefits Trust, Coltec was previously required to establish and make a contribution to a second trust (the “Back-Up Trust”).  Under the terms of the First Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and finally in 2015 and, if the actuary determined that the Benefits Trust assets were not adequate to fund the payment of future medical benefits, the Back-Up Trust would be required to contribute additional amounts to the Benefits Trust. All three reports detailed that there were adequate assets in the First Benefits Trust to fund the payment of future benefits, and as a result, the assets in the Back-up Trust reverted to Coltec in 2015. The assets of the First Benefits Trust will not revert to Coltec.

In the third quarter of 2015, we recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits based on the actuarial determination that there is no longer potential liability for any shortfalls in the First Benefits Trust, and, accordingly, we reduced the potential liability by $2.9 million. The effect of this adjustment is reflected in other income (expense) on the accompanying Consolidated Statements of Operations.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2015 and 2014 are as follows:

	2015	2014
	(in millions)
Balance at beginning of year	$3.5	$3.8
Net charges to expense	2.0	0.4
Settlements made (primarily payments)	(1.9)	(0.8)
Balance at end of period	$3.6	$3.4
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings, whether any defect caused the damages claimed by BorgWarner and whether GGB was bound by certain notification requirements, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court of Brive-la-Gaillarde rejected BorgWarner's requests for "fast track" proceedings. The technical review of the filings of the parties asserting their respective positions is ongoing. We currently expect the completion of the technical review and the presentation of the expert panel's definitive findings to occur in January 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
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
Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. See Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for additional information about this process and its impact on us.
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
Claims Filed in GST Chapter 11. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the Claims Bar Date, in the GST Chapter 11 proceeding. All other potential claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in the Chapter 11 case. Approximately 10,000 of the claims filed in the Chapter 11 case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
The claims filed are being analyzed and discovery will be conducted to determine more about the filed claims. Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations, and are therefore invalid.
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
Insurance Coverage. At September 30, 2015 we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.3 million since the Petition Date, including $21.0 million collected in the first nine months of 2015. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.0 million is in addition to the $21.0 million collected in the first nine months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.4 million of insurance recoveries from insolvent carriers since 2007, including $0.2 million in payments received in the first nine months of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate expenditures to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believed its ultimate expenditures to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos expenditures would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate expenditures to resolve all present and future asbestos claims to $280.5 million, the amount of expenditures necessary to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of the ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at September 30, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan because GST believes that initial contributions to the litigation fund may likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition

Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and our subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would have provided the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements, and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
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
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company and an injunction protecting us from future GST claims. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30 million charge to establish this liability in our 2014 results.
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

18.	Supplemental Guarantor Financial Information
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$212.9	$112.9	$(19.2)	$306.6
Cost of sales	—	147.2	77.2	(19.2)	205.2
Gross profit	—	65.7	35.7	—	101.4
Operating expenses:
Selling, general and administrative	6.5	40.7	27.6	—	74.8
Other	0.7	0.6	0.4	—	1.7
Total operating expenses	7.2	41.3	28.0	—	76.5
Operating income (loss)	(7.2)	24.4	7.7	—	24.9
Interest expense, net	(4.7)	(8.0)	(0.1)	—	(12.8)
Other income	—	0.1	—	—	0.1
Income (loss) before income taxes	(11.9)	16.5	7.6	—	12.2
Income tax benefit (expense)	2.3	(1.0)	(2.1)	—	(0.8)
Income (loss) before equity in earnings of subsidiaries	(9.6)	15.5	5.5	—	11.4
Equity in earnings of subsidiaries, net of tax	21.0	5.5	—	(26.5)	—
Net income	$11.4	$21.0	$5.5	$(26.5)	$11.4
Comprehensive income	$7.5	$17.1	$0.5	$(17.6)	$7.5

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$609.7	$312.6	$(39.8)	$882.5
Cost of sales	—	426.1	203.7	(39.8)	590.0
Gross profit	—	183.6	108.9	—	292.5
Operating expenses:
Selling, general and administrative	18.7	118.0	89.5	—	226.2
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	0.9	0.6	1.8	—	3.3
Total operating expenses	19.6	124.2	132.7	—	276.5
Operating income (loss)	(19.6)	59.4	(23.8)	—	16.0
Interest expense, net	(8.5)	(29.9)	(0.2)	—	(38.6)
Other expense	(2.8)	(1.4)	—	—	(4.2)
Income (loss) before income taxes	(30.9)	28.1	(24.0)	—	(26.8)
Income tax benefit (expense)	8.0	(5.1)	(3.6)	—	(0.7)
Income (loss) before equity in earnings of subsidiaries	(22.9)	23.0	(27.6)	—	(27.5)
Equity in loss of subsidiaries, net of tax	(4.6)	(27.6)	—	32.2	—
Net loss	$(27.5)	$(4.6)	$(27.6)	$32.2	$(27.5)
Comprehensive loss	$(39.5)	$(16.6)	$(42.7)	$59.3	$(39.5)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584.7	$347.5	$(29.3)	$902.9
Cost of sales	—	406.3	215.1	(29.3)	592.1
Gross profit	—	178.4	132.4	—	310.8
Operating expenses:
Selling, general and administrative	29.2	109.1	101.5	—	239.8
Other	0.3	0.6	1.0	—	1.9
Total operating expenses	29.5	109.7	102.5	—	241.7
Operating income (loss)	(29.5)	68.7	29.9	—	69.1
Interest income (expense), net	6.7	(38.2)	—	—	(31.5)
Other expense	(10.0)	(0.7)	—	—	(10.7)
Income (loss) before income taxes	(32.8)	29.8	29.9	—	26.9
Income tax benefit (expense)	10.3	(8.1)	(10.9)	—	(8.7)
Income (loss) before equity in earnings of subsidiaries	(22.5)	21.7	19.0	—	18.2
Equity in earnings of subsidiaries, net of tax	40.7	19.0	—	(59.7)	—
Net income	$18.2	$40.7	$19.0	$(59.7)	$18.2
Comprehensive income	$7.4	$29.9	$6.8	$(36.7)	$7.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(36.6)	$45.7	$22.9	$—	$32.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(17.8)	(5.5)	—	(23.4)
Payments for capitalized internal-use software	—	(2.5)	(1.1)	—	(3.6)
Acquisitions, net of cash acquired	—	(42.4)	(3.1)	—	(45.5)
Other	—	0.1	0.2	—	0.3
Net cash used in investing activities	(0.1)	(62.6)	(9.5)	—	(72.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	177.5	(175.9)	(1.6)	—	—
Net proceeds from short-term borrowings	—	—	3.6	—	3.6
Proceeds from debt	—	177.7	—	—	177.7
Repayments of debt	(23.3)	(99.8)	—	—	(123.1)
Repurchase of common stock	(80.0)	—	—	—	(80.0)
Dividends paid	(13.8)	—	—	—	(13.8)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	36.7	(98.0)	2.0	—	(59.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.7)	—	(2.7)
Net increase (decrease) in cash and cash equivalents	—	(114.9)	12.7	—	(102.2)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$—	$92.0	$—	$92.0

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$92.0	$—	$92.0
Accounts receivable, net	—	158.3	65.3	—	223.6
Intercompany receivables	—	8.8	6.2	(15.0)	—
Inventories	—	119.2	58.8	—	178.0
Prepaid expenses and other current assets	30.1	31.5	10.6	(19.9)	52.3
Total current assets	30.1	317.8	232.9	(34.9)	545.9
Property, plant and equipment, net	0.3	134.4	76.2	—	210.9
Goodwill	—	167.6	29.0	—	196.6
Other intangible assets	—	167.0	31.1	—	198.1
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	62.2	5.7	6.2	(74.1)	—
Investment in subsidiaries	698.1	241.4	—	(939.5)	—
Other assets	15.0	118.7	22.4	(4.7)	151.4
Total assets	$805.7	$1,389.5	$397.8	$(1,053.2)	$1,539.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.0	$—	$24.0
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	2.2	0.1	—	—	2.3
Accounts payable	1.8	55.5	33.6	—	90.9
Intercompany payables	—	6.2	8.8	(15.0)	—
Accrued expenses	8.6	100.0	46.5	(19.9)	135.2
Total current liabilities	12.6	174.0	112.9	(34.9)	264.6
Long-term debt	297.9	78.6	0.2	—	376.7
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	—	67.1	7.0	(74.1)	—
Other liabilities	11.5	100.7	36.3	(4.7)	143.8
Total liabilities	322.0	691.4	156.4	(113.7)	1,056.1
Shareholders’ equity	483.7	698.1	241.4	(939.5)	483.7
Total liabilities and equity	$805.7	$1,389.5	$397.8	$(1,053.2)	$1,539.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$114.9	$79.3	$—	$194.2
Accounts receivable, net	—	139.1	66.1	—	205.2
Intercompany receivables	—	6.3	2.1	(8.4)	—
Inventories	—	103.6	56.1	—	159.7
Prepaid expenses and other current assets	28.7	23.4	10.0	(18.1)	44.0
Total current assets	28.7	387.3	213.6	(26.5)	603.1
Property, plant and equipment, net	0.2	130.3	68.8	—	199.3
Goodwill	—	159.4	73.0	—	232.4
Other intangible assets	—	166.5	36.3	—	202.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	240.5	6.1	3.6	(250.2)	—
Investment in subsidiaries	699.2	285.6	—	(984.8)	—
Other assets	17.7	98.0	20.7	(6.9)	129.5
Total assets	$986.3	$1,470.1	$416.0	$(1,268.4)	$1,604.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$23.6	$—	$23.6
Notes payable to GST	—	11.7	—	—	11.7
Current maturities of long-term debt	22.4	0.1	—	—	22.5
Accounts payable	0.5	55.2	32.1	—	87.8
Intercompany payables	—	2.1	6.3	(8.4)	—
Accrued expenses	12.3	100.1	37.3	(18.1)	131.6
Total current liabilities	35.2	169.2	99.3	(26.5)	277.2
Long-term debt	297.7	0.7	0.2	—	298.6
Notes payable to GST	—	259.3	—	—	259.3
Intercompany payables	0.8	243.4	6.0	(250.2)	—
Other liabilities	14.2	98.3	24.9	(6.9)	130.5
Total liabilities	347.9	770.9	130.4	(283.6)	965.6
Temporary equity	1.0	—	—	—	1.0
Shareholders’ equity	637.4	699.2	285.6	(984.8)	637.4
Total liabilities and equity	$986.3	$1,470.1	$416.0	$(1,268.4)	$1,604.0

19.	Subsequent Events
Subsequent to the third quarter of 2015, we received conversion requests representing all $2.2 million of the Convertible Debentures outstanding. Under the terms of the Debentures, each holder is entitled to receive a cash payment up to the par value of the Convertible Debentures being converted, plus a number of shares of our common stock, determined over a twenty (20) trading day settlement period. Accordingly, the holders will be entitled to receive in November 2015 approximately $2.2 million in cash plus approximately 20,000 shares of our common stock, subject to stock price changes during the remaining settlement period.
On October 13, 2015, we approved a plan to restructure certain operations of our CPI unit in light of the prolonged and significant weakness in the markets served by CPI, particularly the oil and gas markets. The restructuring plan contemplates the closing of operations at the Fort St. John, Grand Prairie, Lac La Biche and Calgary facilities in western Canada, as well as facilities in Brazil, Colombia, New Smyrna Beach, Florida and other domestic and international sites. In addition, 17 employees have been terminated at the Edmonton and Medicine Hat facilities in Alberta, Canada. We first communicated the restructuring plan to affected employees on October 21, 2015.
We expect to incur total expense related to the restructuring plan in the range of $7.8 million to $10.0 million, comprised of lease run-out costs of $2.5 million to $2.6 million, severance expense of $1.2 million to $2.0 million, asset write-downs of $3.1 million to $4.2 million, and other associated costs of approximately $1.0 million to $1.2 million. These costs will be incurred at our Engineered Products segment, and will be reflected within other (operating) expense in our Consolidated Statements of Operations aside from inventory-related costs, which will be reflected in cost of sales. Approximately 90% of these expenses are expected to be incurred in the fourth quarter of 2015, with the balance to be incurred in the first half of fiscal year 2016.
In October 2015, our board of directors authorized the purchase of up to $50 million of our outstanding common shares from time to time. As of the date of this report, no shares have been purchased under this authorization, which expires on October 28, 2017.

Additionally, on October 28, 2015 we declared a quarterly dividend of $0.20 per share to be paid on December 14, 2015 to shareholders of record at the close of business on November 30, 2015.

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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014, which include:

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 66 primary manufacturing facilities located in 13 countries, including the United States.
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment.
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, safety-related signage for pipelines, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy duty truck parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
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
The historical business operations of certain subsidiaries of our subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 17 to our Consolidated Financial Statements.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2015 and December 31, 2014 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 16 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
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

In May 2014, our subsidiary, Fairbanks Morse (“FM”), and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency back-up power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar has strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision of $6.2 million as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. During the second quarter, the U.S. Dollar weakened against the Euro which resulted in an increase in total U.S. Dollar equivalent revenue for the contract from $98.5 million to $99.9 million. This increase in total contract revenues of $1.4 million (offset by foreign exchange rate driven cost increases of $0.2 million) resulted in a positive gross margin impact from foreign exchange of $1.2 million during the second quarter of 2015. The Euro to U.S. Dollar exchange rate changed insignificantly between the end of the second quarter of 2015 and the end of the third quarter of 2015. Accordingly, the foreign exchange impact on this contract was insignificant for the third quarter of 2015. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit for the quarter by the amount of such change.
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
On July 1, 2015 we purchased the Veyance North-American air spring business (the "Air Spring Business"). The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of our Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expands Stemco's presence and scale in the commercial vehicle suspension market.
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
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at September 30, 2015 is $4.0 million.
On October 13, 2015, we approved a plan to restructure certain operations of our CPI unit in light of the prolonged and significant weakness in the markets served by CPI, particularly the oil and gas markets. The restructuring plan contemplates the closing of operations at the Fort St. John, Grand Prairie, Lac La Biche and Calgary facilities in western Canada, as well as facilities in Brazil, Colombia, New Smyrna Beach, Florida and other domestic and international sites. In addition, 17 employees have been terminated at the Edmonton and Medicine Hat facilities in Alberta, Canada. We first communicated the restructuring plan to affected employees on October 21, 2015.
We expect to incur total expense related to the restructuring plan in the range of $7.8 million to $10.0 million, comprised of lease run-out costs of $2.5 million to $2.6 million, severance expense of $1.2 million to $2.0 million, asset write-downs of $3.1 million to $4.2 million, and other associated costs of approximately $1.0 million to $1.2 million. These costs will be incurred at our Engineered Products segment, and will be reflected within other (operating) expense in our Consolidated Statements of Operations aside from inventory-related costs, which will be reflected in cost of sales. Approximately 90% of these expenses are expected to be incurred in the fourth quarter of 2015, with the balance to be incurred in the first half of 2016.

Of the estimate of total expenses, $4.1 million to $5.3 million are expected to result in future cash expenditures. We expect approximately 40% of the estimated expenditures to occur in the fourth fiscal quarter of 2015, approximately 30% to occur in fiscal year 2016, and the remaining 30% to occur over fiscal years 2017 to 2018.
Outlook

Market conditions remain soft, and global economic volatility and sluggish oil and gas markets have resulted in lower demand levels in several of our businesses. We have sound demand levels in the nuclear, petrochemical, and engine parts and service markets. However, softer conditions in many of our other markets and the strong dollar continue to affect our results. Despite current challenging market conditions, longer term, we expect continued benefits from our strategic growth initiatives including growth from recent and future strategic acquisitions and continued emphasis on improving operational efficiencies.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can by magnified by the near break-even pre-tax loss affected by normal permanent book and tax differences. Based on the expected mix of domestic and foreign earnings excluding goodwill impairment, which is largely nondeductible, we anticipate our annual effective tax rate for 2015 will be unusually low, between 8% and 12%. The volatility in the tax rate is primarily the result of significant discrete items. Without discrete items, we anticipate our annual effective tax rate for 2015 will be between 28% and 30%. The anticipated effective tax rate could be even lower if the U.S. Congress acts to renew certain U.S. federal tax provisions that have expired. These include the research and development credit, certain employment credits, and an exclusion for passive income earned by controlled foreign corporations. The absence of an exclusion for passive income earned between our affiliated foreign subsidiaries is taxed in the U.S. as a dividend, in addition to being taxed in the local jurisdiction. If these tax incentives are renewed during the year, it could have a significant effect on tax expense in the period when renewed.
Additional discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
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

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Sales
Sealing Products	$186.3	$168.9	$520.2	$499.3
Engineered Products	72.1	88.1	227.8	275.4
Power Systems	49.1	46.5	137.2	130.6
	307.5	303.5	885.2	905.3
Intersegment sales	(0.9)	(0.9)	(2.7)	(2.4)
Net sales	$306.6	$302.6	$882.5	$902.9
Segment Profit
Sealing Products	$22.5	$23.0	$61.7	$62.9
Engineered Products	1.5	6.0	8.9	23.6
Power Systems	9.2	9.6	16.1	16.3
Total segment profit	33.2	38.6	86.7	102.8
Corporate expenses	(6.3)	(10.1)	(19.5)	(30.9)
Goodwill and other intangible asset impairment	—	—	(47.0)	—
Interest expense, net	(12.8)	(10.5)	(38.6)	(31.5)
Other expense, net	(1.9)	(4.9)	(8.4)	(13.5)
Income (loss) before income taxes	$12.2	$13.1	$(26.8)	$26.9
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
Other expense, net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 with the exception of $0.8 million, $0.5 million, $2.2 million and $1.1 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 also includes $1.1 million, $0.2 million, $3.1 million and $2.0 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2015 Compared to the Third Quarter of 2014
Sales of $306.6 million in the third quarter of 2015 increased 1.3% from $302.6 million in the third quarter of 2014. The following table summarizes the impact of acquisitions, divestiture and foreign currency by segment:

Sales	Percent Change 3rd Quarter 2015 vs. 3rd Quarter 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	12.2%	(2.5)%	(4.6)%	(3.8)%	1.3%
Sealing Products	21.8%	(4.6)%	(3.2)%	(3.7)%	10.3%
Engineered Products	—%	—%	(9.8)%	(8.4)%	(18.2)%
Power Systems	—%	—%	—%	5.6%	5.6%

Following are the key points regarding changes in sales for the third quarter of 2015 compared to the same period in 2014:

•	Unfavorable foreign currency exchange rates during the third quarter of 2015 as compared to the same period in 2014.

•	Divestiture of GRT in the fourth quarter of 2014 included in the Sealing Products segment.

•	Acquisition of Fabrico in the fourth quarter of 2014 included in the Sealing Products segment.

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment.

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the third quarter of 2015 decreased $3.8 million as compared to the same period in 2014. The decrease was primarily driven by lower employee costs ($3.0 million), including benefits and incentive compensation, and by lower professional services costs ($1.2 million), including consulting, and share-based compensation to directors due to the decreased fair value of certain awards accounted for as liabilities.
Interest expense, net in the third quarter of 2015 increased by $2.3 million as compared to the same period of 2014, primarily due to higher average outstanding indebtedness.
Other expense, net in the third quarter of 2015 decreased by $3.0 million as compared to the same period of 2014, primarily due to loss on the convertible debentures tender offer transactions in the third quarter of 2014 ($4.0 million) and a decrease in the liability for retiree medical benefits associated with previously divested companies ($2.9 million) in the third quarter of 2015. These decreases were partially offset by an increase in the workers' compensation liability for employees of previously divested companies ($2.0 million), increased environmental reserves in the current quarter ($0.8 million), and increased legal fees as activity in relation to GST's asbestos liability claims resolution process ramped up ($0.6 million).
We recorded income tax expense of $0.8 million on pre-tax income from continuing operations of $12.2 million in the third quarter of 2015, resulting in an effective tax rate for the quarter of 6.3%. During the third quarter of 2014, our effective tax rate was 34.4% as we recorded an income tax expense of $4.5 million on pre-tax income of $13.1 million. The unusual tax expense in the current year quarter primarily results from additional discrete items recorded, including a $0.9 million benefit from provision-to-return adjustments, and a $1.5 million net benefit from the reversal of a previously recorded state tax liability related to the sale of our Garlock Rubber Technologies business unit. Without discrete items, our effective tax rate is 22.5% in the third quarter of 2015, versus 34.3% in the third quarter of 2014. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions.
Net income was $11.4 million, or $0.51 per share, in the third quarter of 2015 compared to net income of $8.6 million, or $0.33 per share, in the same quarter of 2014. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $186.3 million in the third quarter of 2015 reflect a 10.3% increase compared to the $168.9 million reported in the same quarter of 2014. Excluding the benefit of acquisitions ($36.9 million), the impact of the prior year divestiture ($7.7 million), and unfavorable foreign exchange translation ($5.4 million), sales were down 3.7% or $6.4 million due to softer demand from oil and gas, truck parts, semiconductor and general industrial markets which were partially offset by stronger nuclear market and aerospace sales.
Segment profit of $22.5 million in the third quarter of 2015 decreased 2.2% from $23.0 million reported in the third quarter of 2014. Excluding the effects of acquisitions and acquisition-related costs ($0.7 million), the prior year divestiture ($1.3 million), and lower restructuring costs ($0.4 million), segment profit was down $0.3 million or 1.4%. Operating margins for the segment declined from 13.6% in 2014 to 12.1% in 2015. Excluding the effects noted above, segment operating margins expanded by 30 basis points from 13.8% in the third quarter of 2014 to 14.1%, largely due to lower operating costs.
Engineered Products. Sales in the third quarter of 2015 decreased 18.2% from $88.1 million to $72.1 million reported in the third quarter of 2015. Excluding the impact of unfavorable foreign exchange translation ($8.6 million), sales were down 8.4% or $7.4 million primarily due to lower sales of bearings, particularly in the fluid power and agricultural equipment markets, coupled with continued weakness in compressor parts and services demand from the Canadian natural gas market and in the U.K. and Middle East.

Segment profit in the third quarter of 2015 was $1.5 million compared to $6.0 million in the third quarter of 2014, a decrease of $4.5 million, or 75.0%. Excluding current quarter foreign exchange translation and restructuring costs ($0.7 million), segment profit was down $3.8 million or 63.3%. The lower sales volume described above was the primary driver for the decline, and more than offset cost reduction initiatives in the segment. Operating margins for the segment were 2.1%, which was down from the 6.8% reported in the third quarter of 2014.
Power Systems. Sales of $49.1 million in the third quarter of 2015 increased $2.6 million, or 5.6%, from $46.5 million in the third quarter of 2014. The increase includes higher engine and service revenues partially offset by a decrease in repair parts for the period.
The segment reported a profit of $9.2 million in the third quarter of 2015 compared to $9.6 million in the third quarter of 2014, a decrease of 4.2%. The quarter-over-quarter decrease in segment profit primarily results from the lower mix of repair parts, new product development costs and higher selling, general and administrative expenses.
Operating margins for the segment decreased from 20.6% in 2014 to 18.7% in 2015.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Sales of $882.5 million in the first nine months of 2015 decreased 2.3% from $902.9 million in the first nine months of 2014. The following table summarizes the impact of acquisitions, divestiture and foreign currency, by segment:

Sales	Percent Change First Nine Months of 2015 vs. First Nine Months of 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	7.1%	(2.7)%	(5.2)%	(1.5)%	(2.3)%
Sealing Products	12.8%	(4.9)%	(3.6)%	(0.1)%	4.2%
Engineered Products	—%	—%	(10.4)%	(6.9)%	(17.3)%
Power Systems	—%	—%	—%	5.1%	5.1%
The factors contributing to segment profit results for the first nine months of 2015 compared to the same period in 2014 were essentially the same as those affecting the comparison of results between the third quarter of 2015 and 2014, except that, in 2015, the Power Systems segment incurred foreign exchange rate driven losses on a long-term contract denominated in Euros ($5.0 million loss in the first nine months of 2015).
Corporate expenses for the first nine months of 2015 decreased $11.4 million from the the first nine months of 2014. The decrease was primarily driven by lower incentive compensation costs due mainly to lower projected attainment on employee incentive programs ($5.3 million), lower salaries and benefits (primarily medical) ($5.1 million) and lower share-based compensation to directors due to the decreased fair value of certain awards accounted for as liabilities ($1.0 million).
Goodwill and other asset impairments for the first nine months of of 2015 reflects the write-off of goodwill related to the CPI division in the amount of $46.1 million, and the write-off of amortized trademarks associated with the CPI division in the amount of $0.9 million.
Interest expense, net for the first nine months of 2015 increased $7.1 million compared to the first nine months of 2014 due to higher average indebtedness in the first nine months of 2015 as compared to the first nine months of 2014.
Other expense, net for the first nine months of 2015 was $5.1 million lower than the first nine months of 2014 due to lower loss on exchange and conversion of convertible debentures ($7.2 million) and the decrease in the liability for retiree medical benefits associated with previously divested companies ($2.9 million). These decreases were offset partially by the increase in the workers' compensation liability for employees of previously divested companies ($2.0 million), increased legal fees in relation to GST's asbestos liability claims resolution process ($0.6 million), and increased other costs associated with previously divested companies ($0.5 million).
Income tax expense during the first nine months of 2015 was $0.7 million compared to tax expense of $8.7 million in the comparable period of 2014, resulting in a 2015 year-to-date effective tax rate of negative 2.4%. During the first nine months of 2014, our effective tax rate was 32.3%. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first nine months of 2015. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the third quarter of 2015, we recorded a discrete tax benefit of $2.4 million related to adjustments of prior accrued taxes, primarily as a result of originally using estimates that were updated in tax returns filed during the period. These favorable discrete items were more than offset in the second quarter by our inability to record tax benefits related to the largely nondeductible discrete goodwill impairment charge. In the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $46.1 million goodwill impairment. Without discrete items, our effective tax rate is 26.0% in the first nine months of 2015, versus 31.9% in the first nine months of 2014. This rate is generally lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can by magnified by the near break-even pre-tax loss affected by normal permanent book and tax differences.
Net loss was $27.5 million, or $1.21 per share, for the first nine months of 2015 compared to net income of $18.2 million, or $0.71 per share, in the first nine months of last year. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the first nine months of 2015 compared to the first nine months of 2014:
Sealing Products. Sales of $520.2 million in the first nine months of 2015 reflects a 4.2% increase compared to the $499.3 million reported in the same period of 2014. Excluding the benefit of acquisitions ($63.8 million), the impact of a prior year divestiture ($24.7 million), and unfavorable foreign exchange translation ($18.2 million), sales were essentially flat to prior year. Higher revenues from truck parts, aerospace and chemical markets were partially offset by softer conditions in oil and gas, semiconductor and general industrial markets.
Segment profit of $61.7 million in the first nine months of 2015 decreased 1.9% from $62.9 million reported in the same period of 2014. Excluding the effects of acquisitions and acquisition-related costs ($0.4 million), the prior year divestiture ($4.5 million), and lower restructuring costs ($1.1 million), segment profit increased $2.8 million or 4.7% largely due to lower operating costs. Operating margins for the segment declined from 12.6% in the first nine months of 2014 to 11.9% in the first nine months of 2015.
Engineered Products. Sales for the first nine months of 2015 of $227.8 million decreased from $275.4 million reported for the first nine months of 2014, a decrease of 17.3%. Excluding the impact of unfavorable foreign exchange translation ($28.6 million), sales were down 6.9% or $19.0 million. Lower sales of bearings in the U.S. market and lower sales of reciprocating compressor parts and service in Canada, the U.K., Middle East and the U.S. markets more than offset sales increases in other European markets.
Segment profit in the first nine months of 2015 was $8.9 million compared to $23.6 million in the same period of 2015. Excluding the effect of unfavorable foreign exchange translation ($2.2 million), and higher restructuring costs ($2.2 million), offset by $0.1 million of expenses pertaining to a prior acquisition in 2014, segment profit was down $10.4 million or 43.9% as improved pricing and the favorable impact of cost reduction initiatives were more than offset by the impact of lower sales volumes. Operating margins for the segment were 3.9%, which was down from the 8.6% reported in the comparable period of 2014.
Power Systems. Sales of $137.2 million in the first nine months of 2015 increased 5.1% from the $130.6 million reported in the comparable period of 2014, primarily due to higher revenues from parts and service. Engine revenues were $0.3 million lower.
The segment reported a profit of $16.1 million for the first nine months of 2015 compared to $16.3 million in the comparable period of 2014. Segment profits of $16.1 million included a foreign exchange related $5.0 million loss provision associated with periods beyond 2015 on a multi-year contract for engines to EDF priced in Euros. Excluding this foreign exchange transaction impact, profit would have improved $4.8 million, or 29.4% year-over-year. The higher margins were primarily due to higher volume, a more favorable mix of high-margin parts and services and improved pricing, which more than offset increased selling, general and administrative expense. Operating margins for the segment decreased from 12.5% in 2014 to 11.7% in 2015 due to the $5.0 million loss provision, partially offset by the foregoing factors described above. Excluding the effect of the loss provision, margins were 15.4% compared to 12.5% in 2014.

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
As of September 30, 2015, we held all of our $92.0 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not create a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided $32.0 million of cash in the first nine months of 2015 compared to using $9.9 million in the same period last year. The increase in cash from operating activities was primarily due to lower pension contributions of approximately $49 million and lower income taxes paid of approximately $8 million offset by higher interest paid of approximately $14 million in 2015.
Investing activities used $72.2 million and $31.7 million of cash during the first nine months of 2015 and 2014, respectively, primarily to fund acquisitions, capital expenditures and enterprise resource and planning system implementations.
Financing activities used $59.3 million in cash in the first nine months of 2015, primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $80.0 million spent to repurchase 1.2 million shares of our outstanding common stock and the payment of $13.8 million of dividends. These activities were funded by cash on hand, cash from operations, and from net additional borrowings of $77.9 million from our revolving credit facility. Financing activities in the first nine months of 2014 provided cash of $176.9 million, primarily from proceeds on the newly issued 5.875% senior notes, after giving effect to repurchases of $51.3 million of our outstanding convertible debentures in a cash tender offer.
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
The borrowing availability at September 30, 2015, under the Revolving Credit Facility was $212.3 million, representing the full $300 million amount of the Revolving Credit Facility less $9.7 million reserved for outstanding letters of credit and $78.0 million of outstanding borrowings.
Convertible Debentures. In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures matured on October 15, 2015. Prior to maturity, the outstanding Convertible Debentures bore interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year.

Holders may convert the Convertible Debentures into cash and shares of our common stock, under certain circumstances described more fully in our most recent Form 10-K. The Convertible Debentures met these conditions and were convertible until September 30, 2015, and remained convertible until maturity. Upon a conversion, we are required to make a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, with the remaining conversion value of the Convertible Debentures, if any, being paid in shares of our common stock. While the Convertible Debentures are convertible, we classify the excess cash required to redeem the Convertible Debentures over their carrying value as temporary equity.

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
In March 2015, we purchased for cash approximately $21.3 million in aggregate principal amount of Convertible Debentures in a privately negotiated transaction. We paid $44.9 million to complete the transaction of which $23.3 million was allocated to the extinguishment of the liability component and the remaining $21.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $2.8 million pre-tax loss on the transaction ($1.8 million net of tax) which is included in other income (expense) in the accompanying Consolidated Statement of Operations.
These transactions reduced the aggregate principal amount of the Convertible Debentures outstanding to approximately $2.2 million at September 30, 2015.

Subsequent to the third quarter of 2015, we received conversion requests representing all $2.2 million of the Convertible Debentures outstanding. Under the terms of the Debentures, each holder is entitled to receive a cash payment of up to $1,000 for each $1,000 in principal amount of the Convertible Debentures being converted, plus a number of shares of our common stock, determined over a twenty (20) trading day settlement period. Accordingly, the holders will be entitled to receive in November 2015, approximately $2.2 million in cash plus approximately 20,000 shares of our common stock, subject to stock price changes during the remaining settlement period.

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitled us to purchase shares of our stock from a financial institution at an adjusted price of $33.68 per share and entitled the financial institution to purchase shares of our stock from us at an adjusted price of $46.64 per share. The repurchase transactions mentioned above did not reduce the respective obligations under the hedge and warrant transactions entered into in connection with the original sale of the Convertible Debentures, which remained in force with respect to the original amount of the Convertible Debentures. On March 17, 2015, we entered into an agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options providing for a net-share settlement. On May 26, 2015 we settled this transaction, which resulted in a net-share settlement of approximately 0.9 million shares being delivered to us. These shares were immediately retired and are no longer considered outstanding.

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
Share Repurchase Program. In February 2015, we initiated an $80 million share repurchase program. We repurchased and retired a total of approximately 1.2 million shares at a weighted average price of $66.76. The shares were purchased through our open market plan which was completed in April 2015. The repurchase of shares pursuant to the open market plan was conducted in compliance with Rules 10b5-1(c) and 10b-18 under the Securities Exchange Act of 1934, which plan prescribed price, volume and procedural requirements for the purchase of the shares.

In October 2015, our board of directors authorized the purchase of up to an additional $50 million of our outstanding common shares from time to time. As of the date of this report, no shares have been purchased under this authorization, which expires on October 28, 2017.
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
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. GST is seeking an order confirming a plan of reorganization that provides for the establishment of such a facility and repayment of creditors in full, and a confirmation hearing is scheduled for June 2016. GST's plan is supported by the court-appointed representative of future asbestos claimants but opposed by the official committee representing current asbestos claimants.
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
Garrison’s principal business historically has been to manage the defense of all asbestos-related litigation affecting our subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to manage, bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims. Rather, it has assumed GST LLC’s liability for such claims and agreed to indemnify GST LLC from liability with respect to such claims. Anchor was a distributor of products containing asbestos and was acquired by GST LLC in 1987. Anchor has been inactive and insolvent since 1993.
The financial results of GST and subsidiaries have been excluded from our consolidated results since the Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 16 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2015, this amount was $94.0 million. This receivable is expected to be collected at a future date.
We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 16 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “- Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 13 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 9 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and groundwater contamination.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 13 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party

(“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.731 billion, although estimates of the costs and the timing of costs are inherently imprecise. The FFS was subject to a 90-day public comment period, which expired on August 28, 2014, and potential revision, including the adoption of a less extensive remedy, in light of comments that were received. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during the fourth quarter of 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it had claims against Coltec related to investigation and remediation at the Onondaga Site. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of September 30, 2015 and December 31, 2014, we had accrued liabilities of $17.1 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 13 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In addition to the Crucible environmental matter discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including confirmation as to whether a predecessor of Coltec operated mines at all of the sites identified by the EPA, and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the quarter ended September 30, 2015, we reserved $0.8 million for investigative work to be conducted at the first two sites identified by the EPA.

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

In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “ First Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the First Benefits Trust, and thus the assets and liabilities of this First Benefits Trust are not included in our Consolidated Balance Sheets.

Because of the possibility there could be insufficient funds in the First Benefits Trust, Coltec was previously required to establish and make a contribution to a second trust (the “Back-Up Trust”).  Under the terms of the First Benefits Trust agreement, the trustees retained an actuary to assess the adequacy of the assets in the Benefits Trust in 1995, 2005 and finally in 2015 and, if the actuary determined that the Benefits Trust assets were not adequate to fund the payment of future medical benefits, the Back-Up Trust would be required to contribute additional amounts to the Benefits Trust. All three reports detailed that there were adequate assets in the First Benefits Trust to fund the payment of future benefits, and as a result, the assets in the Back-up Trust reverted to Coltec in 2015. The assets of the First Benefits Trust will not revert to Coltec.

In the third quarter of 2015, we recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits based on the actuarial determination that there is no longer potential liability for any shortfalls in the First Benefits Trust, and, accordingly, we reduced the potential liability by
$2.9 million. The effect of this adjustment is reflected in other income (expense) on the accompanying Consolidated Statements of Operations.

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
Subsidiary Bankruptcy
Three of our subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the Petition Date as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all asbestos claims.
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
On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. This revised plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the revised plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the revised plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products. GST believes that the revised plan is sufficient to pay all valid claims in full.
The revised plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The revised plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the revised plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST and we believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the revised plan are described below in Note 17, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
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
The Current Asbestos Claimants Committee and their law firms continue to oppose the revised plan of reorganization.
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim had to be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, or be subject to being forever barred, and claimants were required to submit ballots voting on the approval of the second amended plan by October 6, 2015. In addition, proofs of claim for claims arising after August 1, 2014 were permitted to be filed at the claimant's option. Proofs of claim for approximately 180,000 claims were filed by that date, including approximately 10,000 claims alleging mesothelioma. GST believes a large majority of the claims are without merit because GST believes that such claimants will not be able to demonstrate exposure to GST's products or any compensable disease. In addition, based on its preliminary analysis, GST believes that a significant number of the claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations, and are therefore invalid. Current claimants or their representatives who filed ballots by the October 6, 2015 voting deadline overwhelmingly voted against approval of the plan; the future claims representative voted in favor of approval of the plan. The Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on June 20, 2016.
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
While the Future Claimants' Representative has agreed to support the revised plan of reorganization, GST continues to seek a consensual resolution that will also be acceptable to representatives of current asbestos claimants. GST recognizes that an agreed settlement with all claimants representatives would provide a path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. From time to time during the case we have engaged in settlement discussions with representatives of the Current Asbestos Claimants Committee and we may continue to do so; however, there can be no assurance that a settlement will be reached and, if so, when that might occur. However, GST believes that its current course, pursuant to its second amended plan, can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee and despite the opposition of the current asbestos claimants demonstrated overwhelmingly in the balloting on the plan.
From the Petition Date through September 30, 2015, GST has recorded Chapter 11 case-related fees and expenses totaling $135.2 million. The total includes $69.4 million for fees and expenses of GST’s counsel and experts; $53.2 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $12.6 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $16.7 million of those case-related fees and expenses in the first nine months of 2015, and $5.0 million in the third quarter of 2015, compared to $12.3 million and $4.4 million, respectively, in the first nine months and third quarter of 2014. The increase in case-related fees and expenses during the first nine months of 2015 is attributable to the court-approved notification program for GST's second amended plan of reorganization.
See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 16 and 17 to our Consolidated Financial Statements.
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
Claims Filed in GST Chapter 11. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the Claims Bar Date, in the GST Chapter 11 proceeding. All other potential claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in the Chapter 11 case. Approximately 10,000 of the claims filed in the Chapter 11 case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
The claims filed are being analyzed and discovery will be conducted to determine more about the filed claims. Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations, and are therefore invalid.
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

Insurance Coverage. At September 30, 2015, we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.3 million since the Petition Date, including $21.0 million collected in the first nine months of 2015. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.0 million is in addition to the $21.0 million collected in the first nine months of 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.4 million of insurance recoveries from insolvent carriers since 2007, including $0.2 million in payments received in the first nine months of 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate expenditures to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believed its ultimate expenditures to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos expenditures would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate expenditures to resolve all present and future asbestos claims to $280.5 million, the amount of expenditures necessary to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of the ultimate costs to resolve all asbestos claims against it. Under this revised plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at September 30, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the revised plan because GST believes that initial contributions to the litigation fund may likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
GST's First Amended Proposed Plan of Reorganization. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement for such amended plan. The plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million was to be funded by GST ($245 million) and our subsidiary, Coltec Industries Inc ($30 million), through two facilities - a settlement facility and a litigation facility. Funds contained in the settlement facility and the litigation facility would have provided the exclusive remedies for current and future GST asbestos claimants, other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The $275 million amount was more than double the $125 million that the Bankruptcy Court found to be a reasonable and reliable measure of the amount sufficient to satisfy present and future mesothelioma claims against GST, and was determined based on an economic analysis of the feasibility of the proposed plan. This plan was superseded by GST's second amended proposed plan of reorganization, discussed below.
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of this revised plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements, and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the revised plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
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
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company and an injunction protecting us from future GST claims. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the revised plan of reorganization, we recorded a $30 million charge to establish this liability in our 2014 results.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.4 million and $5.5 million at September 30, 2015 and December 31, 2014, respectively.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of environmental, asbestos and other legal matters is included in Note 17 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of our subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 9 and Note 16 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2015	—				—	—
August 1 – August 31, 2015	—				—	—
September 1 – September 30, 2015	1,219	(1)	$39.65	(1)	—	—
Total	1,219	(1)	$39.65	(1)	—	—

(1)
In September 2015, a total of 1,219 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 172 of these shares were valued at a price of $43.42, the average of the high and low trading price of our common stock on September 14, 2015, and 1,047 of these shares were valued at a price of $39.03 per share, the average of the high and low trading price of our common stock on September 30, 2015. Accordingly, the total 1,219 shares were valued at a weighted average price of $39.65. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of November, 2015.

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

10.2*
Management Continuity Agreement dated as of July 31, 2015 between EnPro Industries, Inc. and William A. Favenesi (this exhibit is substantially identical to Management Continuity Agreements between EnPro Industries, Inc. and William L. Sparks entered into on July 31, 2015 and William C. O'Neal entered into on July 28, 2015)

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