Form 10-K
period 2015-12-31
ENPRO INDUSTRIES, INC
filed 2016-02-26
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
_____________________________________________________
ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)
_____________________________________________________

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

5605 Carnegie Boulevard, Suite 500 Charlotte, North Carolina	28209
(Address of principal executive offices)	(Zip code)
(704) 731-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2015 was $1,237,418,320. As of February 22, 2016, there were 21,945,954 shares of common stock of the registrant outstanding, which includes 195,499 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2015, we had 60 primary manufacturing facilities located in 14 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
Our sales by geographic region in 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(in millions)
United States	$696.2	$674.1	$620.3
Europe	289.5	315.9	308.6
Other	218.7	229.3	215.3
Total	$1,204.4	$1,219.3	$1,144.2

On June 5, 2010 (the “Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “– Contingencies, Subsidiary Bankruptcy” and “– Contingencies, Asbestos,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the Petition Date. The deconsolidated entities had sales for the years ended December 31, 2015, 2014 and 2013 as follows:

	2015	2014	2013
	(in millions)
United States	$114.9	$125.9	$122.8
Europe	11.4	14.6	21.2
Other	91.3	100.1	100.8
Total	$217.6	$240.6	$244.8

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
On February 12, 2015, we acquired the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. Following its acquisition, ATDynamics became part of EnPro’s Stemco division within the Sealing Products segment. ATDynamics, with operations in Texas and California, is the leading designer and manufacturer of a suite of clean technology products engineered to reduce fuel consumption in the global freight transportation industry.
We paid $45.5 million, net of cash acquired, in 2015 for the businesses acquired in 2015. An additional amount of approximately $6 million is expected to be paid based on the finalized and agreed-upon acquisition date balance sheet of the Air Spring Business.
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
In March 2014, we acquired the remaining interest of the Stemco Crewson LLC joint venture. As a result, we own all of the ownership interests in Stemco Crewson LLC. The joint venture was formed in 2009 with joint venture partner Tramec, LLC to expand our brake product offerings to include automatic brake adjusters. The purchase of the remaining interest in the joint venture allows us to accelerate investment in new product development and commercial strategies focused on market share growth for these products.
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products. This acquisition adds an established Asian marketing presence and manufacturing facilities for our gasket and sealing products business.
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. The acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million. This amount was increased to $2.3 million as of December 31, 2015 based on projected attainment.
In January 2013, we acquired certain assets and assumed certain liabilities of a small distributor of industrial seals in Singapore which is managed as part of the Garlock operations in the Sealing Products segment. The acquisition was paid for with $2.0 million of cash.
In December 2014, we sold substantially all of the assets and transferred certain liabilities of the GRT business unit. GRT, which was a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. It was previously managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses; $3.0 million of the sales proceeds being held in an escrow account for 18 months to fund indemnification payments, if any, to the buyer under the sale agreement. GRT reported net sales of $31.3 million and $30.1 million for the years ended December 31, 2014 and 2013, respectively.
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
Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. Our products are also used in sanitary markets such as food and pharma where product integrity and safety are extremely important. We sell these gasket products under the Garlock®, Gylon®, Blue-Gard®, Stress-Saver®, Edge®, Graphonic®, Bio-Pro®,and Flexseal® brand names. These products have a long-standing reputation for performance and reliability within the industries we serve.
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
Stemco designs, manufactures and sells heavy-duty truck wheel-end components and systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products, such as brake drums, automatic brake adjusters, brake friction and shoes, hardware and brake kits; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings, other polymer bushing components, and air springs for tractor, trailer and cab suspensions; and RF-based tire pressure monitoring and inflation systems and automated mileage collection devices, as well as trailer end aerodynamic devices designed to increase fuel efficiency. Its products primarily serve the medium and heavy-duty truck market. Product brands include STEMCO®, STEMCO Kaiser®, STEMCO Duroline®, STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Sentinel®, Data Trac®, DataTrac®, QwikKit®, Centrifuse®, AerisTM, BAT RF®, TrailerTail®, Spring Ride® and Super Cushion®.
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
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 37% of sales delivered to customers outside the United States in 2015. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, Hendrickson, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2015, the largest customer accounted for approximately 6% of segment revenues.
Competition. Competition in the sealing markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock® and Stemco®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Federal-Mogul Corporation, Meritor, Firestone, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.
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
GGB designs, manufactures and sells self-lubricating, non-rolling, metal polymer, engineered plastics, and fiber reinforced composite bearing products, as well as aluminum bushing blocks for hydraulic applications. The bearing surfaces are often made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. GGB's bearing products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, pump and compressor, construction, power generation and general industrial markets. GGB has approximately 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS®, HI-EX®, EP™, SY™, HPMB™, and GAR-MAX™ names.
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
Customers. The Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks worldwide, with approximately 72% of sales delivered to customers outside the United States in 2015. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2015, the largest customer accounted for approximately 2% of segment revenues.
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
Raw Materials. GGB’s major raw material purchases include steel coil, bronze powder, bronze coil, PTFE and aluminum. GGB sources components from a number of external suppliers. CPI’s major raw material purchases include PTFE, polyetheretherketone (PEEK), compound additives, bronze, steel, and stainless steel bar stock. We believe all of these raw materials and components are readily available from various suppliers, though there are limited suppliers for certain other minor, but critical, raw materials.
Power Systems Segment
Overview. Our Power Systems segment (formerly Engine Products and Services) designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse® brand name. Products in this segment include licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to our own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. These products are used in marine, oil and gas, and power generation markets. We have been building engines for over 115 years under the Fairbanks Morse® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Fairbanks Morse has been a key supplier to the U.S. Navy for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 70 years.
Customers. Our Power Systems segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 10% of sales delivered to customers outside the United States in 2015. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., Electricite de France, EcoPetrol, and Exelon. In 2015, the largest customer accounted for approximately 11% of segment revenues.
Competition. Major competitors for our Power Systems segment include MTU, Caterpillar Inc., and Wartsila Corporation. Price, delivery time, engineering and service support, and engine efficiency relating to fuel consumption and emissions drive competition.
Raw Materials and Components. Our Power Systems segment purchases multiple ferrous and non-ferrous castings, forgings, plate stock and bar stock for fabrication and machining into engines. In addition, we buy a considerable amount of precision-machined engine components. We believe all of these raw materials and components are readily available from various suppliers, but may be subject to long and variable lead times. In December of 2015, the foundry which was our primary supplier of castings ceased operations and a receiver was appointed to liquidate its assets. As a result, we are actively working to qualify replacement sources for certain castings. Any delays in obtaining such castings could adversely affect quarterly operating results.
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
Backlog
At December 31, 2015, we had a backlog of orders valued at $346.6 million compared with $385.9 million at December 31, 2014. Approximately 19% of the backlog, primarily in our Power Systems segment, is expected to be filled beyond 2016. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.

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
As of December 31, 2015, 48 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Twenty-one of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse licenses technology from MAN Diesel and its subsidiaries for certain of the four-stroke reciprocating engines it produces. The terms of the licenses vary by engine type. One set of licenses is set to expire on March 31, 2016, subject to negotiations to renew these licenses for a multi-year period. Licenses for the remaining engine types have terms, subject to potential renewal, expiring in 2018 or 2019. A loss of these licenses or a failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
We currently have approximately 5,400 employees worldwide in our continuing operations. Approximately 2,800 employees are located within the U.S., and approximately 2,600 employees are located outside the U.S., primarily in Europe, Canada and China. Approximately 23% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract expiration dates from February 2017 to November 2018. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 900 additional employees worldwide.

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

•
the uncertainty of the number and per claim value of pending and potential future asbestos claims. On the Petition Date, according to Garrison, there were more than 90,000 total asbestos claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Based on discovery in the Chapter 11 proceedings, GST has learned that more than 1,900 of those claims were not, in fact, pending mesothelioma claims. As a result of the initiation of the Chapter 11 proceedings, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court and the filing of the Chapter 11 cases automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. An estimation trial for the purpose of estimating the number and value of allowed mesothelioma claims for plan feasibility purposes commenced on July 22, 2013 and concluded on August 22, 2013. GST, on the one hand, and the claimants’ representatives, on the other hand, proposed different approaches to estimating allowed asbestos personal injury claims against GST, and the Bankruptcy Court ruled that each could present its proposed approach. GST offered a merits-based approach that focused on its legal defenses to liability and took account of claimants’ recoveries from other sources, including trusts established in Chapter 11 cases filed by GST’s co-defendants, in estimating potential future recoveries by claimants from GST. The claimants’ representatives offered a settlement-based theory of estimation. On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. The judge's liability determination is for mesothelioma claims only. The court has not yet determined amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments, which will increase that $125 million amount. Our recorded asbestos liability as of the Petition Date was $472.1 million. Until the second quarter of 2014, neither we nor GST endeavored to update the estimate since the Petition Date except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. As a result of those necessary updates, the liability estimate as of December 31, 2013 was $466.8 million. On May 29, 2014, GST filed an amended proposed plan of reorganization and a proposed disclosure statement. That amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The $275 million amount was determined based on an economic analysis of the feasibility of the proposed plan. The amended plan also provided that GST would pay in full unpaid claims that had been resolved by settlement or verdict prior to the Petition Date. GST estimates its aggregate liability for settled asbestos claims to be no more than $10 million. Given the decision of the Bankruptcy Court in January 2014 with respect to its estimate of GST’s liability for present and future mesothelioma claims at $125 million and GST’s filing of an amended plan of reorganization setting out its intention to fund a plan with total consideration of $285 million in May 2014, GST at that time believed that its ultimate expenditures to resolve all present and future asbestos claims against it would be no less than the $285 million set out in its proposed plan. Similarly, while GST believed it to be an unlikely worst case scenario, GST believes its ultimate costs to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed it appropriate to revise its liability estimate to the low end of the range between those two values and revised its estimate of its ultimate payment to resolve all present and future asbestos claims to $280.5 million. In January 2015, we announced that GST and we had reached agreement with the court-appointed legal representative of future asbestos claimants (the "Future Claimants' Representative") that includes a second amended proposed plan of reorganization. Under the second amended plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the second amended plan. If approved by the Bankruptcy Court and implemented, the second amended plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST. As a result, GST believes the low end of the reasonably possible range of values that will be necessary for it to fund to resolve all present and future claims is $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million. Of GST’s estimate of expenditures of $337.5 million, $77.5 million represents contributions required under the January 2015 second amended plan of reorganization to be made to a settlement facility to be established under the second amended plan over seven years following the consummation of the plan. In addition, the second amended plan of reorganization provides that, during the 40-year period following consummation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of a litigation fund to be established under the plan to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount of these contingent supplementary contributions as GST believes that initial contributions to the litigation fund may likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0;

•
the financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them. Agreements with certain of these insurance carriers and the terms of applicable policies define specific annual amounts to be paid or limit the amount that can be recovered in any one year, and accordingly substantial insurance payments for submitted claims have been deferred and are payable in installments through 2018, and an additional $38.0 million of other insurance payments may be payable only upon the conclusion of the bankruptcy process;

•
the potential for asbestos exposure to extend beyond the filed entities arising from corporate veil piercing efforts or other claims by asbestos plaintiffs. During the course of the proceedings before the Bankruptcy Court, the claimant representatives have asserted that affiliates of GST, including the Company and Coltec, should be held responsible for the asbestos liabilities of GST under various theories of derivative corporate responsibility including veil-piercing and alter ego. Claimant representatives filed a motion with the bankruptcy court asking for permission to sue us based on those theories. In a decision dated June 7, 2012, the Bankruptcy Court denied the claimant representatives’ motion without prejudice, thereby potentially allowing the representatives to re-file the motion. Under GST’s second amended plan of reorganization and pursuant to an agreement that we have reached with GST, all claims against affiliates based on GST asbestos claims, including any corporate veil piercing, alter ego or other derivative claims, are settled in exchange for the payment of $30 million by Coltec and other consideration under the plan; and

•
the costs of the bankruptcy proceeding and the length of time necessary to resolve the case, either through settlement or various court proceedings. Through December 31, 2015, GST has recorded Chapter 11 case-related fees and expenses totaling $144.1 million. We have recorded an additional $9.0 million in case-related fees and expenses incurred directly by EnPro and Coltec.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook,” “– Contingencies – Asbestos” and “– Contingencies – Subsidiary Bankruptcy,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report.
We cannot assure you that GST will be able to obtain Bankruptcy Court approval of its second amended plan of reorganization and the settlement and resolution of claims and related releases of liability embodied therein or what the final terms of such plan will be at consummation, and the time period for the resolution of the bankruptcy proceedings is not presently determinable.
On January 14, 2015, GST filed a second amended plan of reorganization that provides for (a) the resolution of present and future asbestos claims against GST, and (b) administrative and litigation costs. The plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. The second amended plan of reorganization provides for the establishment of two facilities-a settlement facility (which would receive contributions of $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million plus interest over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the second amended plan provides that if the actual amount is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the second amended plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Under the terms of the plan, EnPro would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
A hearing is scheduled to be held before the Bankruptcy Court commencing on March 10, 2016 to resolve certain motions for summary judgment filed by GST and the Current Asbestos Claimants’ Committee with regard to the second amended plan of reorganization. The motions address (i) whether compliance with Section 524(g) of the Bankruptcy Code, which includes the requirement that a plan of reorganization be approved by a vote of 75 percent of the asbestos claimants, is the exclusive means for the confirmation of a plan of reorganization that resolves current and future asbestos liability claims, (ii) whether the Future Claimants’ Representative has the authority to vote on behalf of future asbestos claimants on approval of the second amended plan, and (iii) whether asbestos claims are impaired under the second amended plan. A final determination adverse to GST on the first issue listed above or on both the second and third issues would preclude confirmation of the second amended plan.
The second amended plan has not yet been confirmed by the Bankruptcy Court (and other necessary approvals have not been obtained), and there is no certainty that the Bankruptcy Court will confirm the plan (or grant other necessary preliminary approvals) or that the conditions to effectiveness of the plan will be satisfied or waived. The failure of the plan to be confirmed and/or to be consummated could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to GST and to us. Confirmation and consummation of the plan are subject to a number of risks and uncertainties, including the actions and decisions of creditors and other third parties that have an interest in the bankruptcy proceedings, decisions by the Bankruptcy Court, delays in the confirmation or effective date of a plan of reorganization due to factors beyond GST's or our control, which would result in greater costs and the impairment of value of GST, objections and other challenges to the confirmation of the plan, including appeals, and risks and uncertainties affecting GST and Coltec's ability to fund anticipated contributions under the plan as a result of adverse changes in their results of operations, financial condition and capital resources, including as a result of economic factors beyond their control. The process of confirming the plan or an alternative plan of reorganization generally mandates that certain requirements, including with respect to the adequacy of disclosure and solicitation of acceptances, must be met. Under the Bankruptcy Code, to confirm a plan of reorganization, a bankruptcy court must conclude, among other things, that (i) the plan has been proposed in good faith and not by any means forbidden by law; (ii) confirmation of the plan is not likely be followed by a liquidation or need for further financial reorganization, (iii) the value of distributions to non-accepting holders of claims within a particular class under such plan will not be less than the value of distributions such holders would receive under Chapter 7 liquidation, and (iv) each class of claims that is impaired by the plan has accepted the plan. In addition, even if all classes of impaired claims have not accepted a plan, a bankruptcy court may nevertheless confirm a plan so long as (i) at least one impaired class has accepted such plan and (ii) such plan does not discriminate unfairly and is fair and equitable with respect to each impaired class of claimants that has not accepted such plan.
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
Even if the second amended proposed plan of reorganization is confirmed, we may be subject to claims that were not settled or discharged in GST’s bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.
We expect that substantially any GST asbestos-related claims that arose prior to the Petition Date and that might be asserted against us as an affiliate of GST will be resolved and settled during GST’s Chapter 11 proceedings. Pursuant to the second amended plan of reorganization, the provisions of the plan would constitute a good-faith resolution of any such claims by asbestos claimants against GST and against us to the extent arising from GST’s products or operations, and the entry of the order confirming the plan will constitute the Bankruptcy Court’s approval of such resolution of all such claims. Circumstances in which claims and/or other obligations against us that arose prior to the Petition Date that would otherwise be settled as part of the plan may not be discharged include instances where particular claimants are found to have received inadequate notice of the plan and/or the proposed treatment of asbestos claims embodied therein, where the claim is not derivative of the liability of GST, such as where those claims are against our subsidiaries other than GST based upon allegations of exposure to asbestos contained in their products, or where claimants have made workers' compensation claims based on allegations of exposure to asbestos during the course of their employment. Prior to the Petition Date, several thousand of those claims against Coltec were dismissed without payment. Several thousand others were pending on the Petition Date but were stayed by the Bankruptcy Court during the pendency of GST's bankruptcy proceeding but would not be discharged under the terms of GST LLC’s amended plan of reorganization. Coltec has never paid any indemnity dollars to resolve any such claim, but there can be no assurance that it will not be required to pay such a claim in the future.
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
The prices for some of the raw materials we purchase increased in 2015. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
Reductions in the U.S. Navy’s requirements for engines offered by Fairbanks Morse could materially adversely affect the results of our Power Systems segment and our business with the U.S. Navy and other governmental agencies is subject to government contracting risks.
Sales of new engines for use by the U.S. Navy by our Power Systems segment, which have been a significant component of that segment’s revenues, are based on the U.S. Navy’s long-term ship-building programs. Although the Power Systems segment has expanded its activities in other markets, including the sale of diesel engine generator sets for emergency back-up power at nuclear power plants in France and the establishment of an exclusive distribution arrangement with a German engine manufacturer in the power generation industry in the U.S., any decline in demand from the U.S. Navy could materially adversely affect the results of our Power Systems segment.
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
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2015, we derived approximately 42% of our net sales from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST;

•	an impairment of goodwill at one of our reporting units;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability or environmental claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
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
Future sales of our common stock in the public market could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a reasonable number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the exercise of stock options and vesting of restricted stock or unit grants. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.
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
We are headquartered in Charlotte, North Carolina and have 60 primary manufacturing facilities in 14 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York*	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	160,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	171,000
Beloit, Wisconsin	Power Systems	Owned	433,000
Foreign
San Luis Potosi, Mexico	Sealing Products	Owned	387,250
Mexico City, Mexico*	Sealing Products	Owned	131,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the Petition Date.
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
On June 5, 2010, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”) as a result of tens of thousands of pending and expected future asbestos personal injury claims. The status of these proceedings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Subsidiary Bankruptcy – Update,” which is incorporated by reference. Other matters relevant to such proceedings are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Asbestos,” which is incorporated by reference herein. The Company is also subject to certain environmental and other legal matters which are included in Note 20 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
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

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court at Brive-la-Gaillarde rejected BorgWarner's request for "fast track" proceedings. The final report of the expert panel is anticipated to be issued in or around the second quarter of 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin. AVL claims that it was unable to conduct its desired level of engine testing and asserts alternative damages theories based on rescission and lost profits. A trial is scheduled to begin on April 25, 2016 in the United States District Court, Western District of Wisconsin. We are vigorously defending these claims and believe that Fairbanks Morse has valid factual and legal defenses to these claims.
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
A&B Mines
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including confirmation as to whether a predecessor of Coltec operated mines at all of the sites identified by the EPA, and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the year ended December 31, 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the matter, including the cost of the investigative work to be conducted at the first two sites identified by the EPA.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable
EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	55	President, Chief Executive Officer and Director
J. Milton Childress II	58	Senior Vice President and Chief Financial Officer
Kenneth D. Walker	46	Senior Vice President and Chief Operating Officer
Todd L. Anderson	46	President, Stemco
Steven R. Bower	57	Vice President, Controller and Chief Accounting Officer
David S. Burnett	49	Vice President, Treasury and Tax
Jon A. Cox	49	Chief Innovation and Information Officer
William A. Favenesi	52	President, CPI
Gilles Hudon	55	President, Technetics Group
Robert S. McLean	51	General Counsel, Chief Administrative Officer and Secretary
William C. O'Neal	40	Vice President, Strategy and Corporate Development
Marvin A. Riley	41	President, Fairbanks Morse
William L. Sparks	47	Vice President, Talent
Susan E. Sweeney	52	President, GGB
Eric A. Vaillancourt	52	President, Garlock
__________________

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

J. Milton Childress II is currently Senior Vice President and Chief Financial Officer and has held this position since March 2015, after having previously served as Vice President, Strategic Planning and Business Development since February 2006. Mr. Childress joined the EnPro corporate staff in December 2005. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young LLP’s corporate finance consulting group prior to joining United Dominion in 1992.

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

Steven R. Bower is currently Vice President, Controller and Chief Accounting Officer and has held this position since joining the Company in October 2014. Immediately prior to joining the Company, Mr. Bower was Corporate Controller of Polymer Group, Inc. (PGI) from July 2014 through October 2014. Prior to joining PGI, Mr. Bower was Vice President, Finance and Accounting and Corporate Secretary for HITCO Carbon Composites, Inc., (a subsidiary of SGL Group), from April 2003 to February 2014. Prior to HITCO, Mr. Bower served at SGL’s global headquarters in Germany as Controller - Central Planning and Coordination, from July 2001 to April 2003; and prior to that; as Corporate Controller - North America from August 1996 to June 2001. Prior to his positions with SGL Group, Mr. Bower served Collins & Aikman Corporation and its predecessor companies from November 1989 through August 1996 in accounting, public reporting and investor relations roles. Prior to Collins & Aikman, Mr. Bower was with Price Waterhouse LLP from July 1983 through November 1989, where he departed as an Audit Manager. Mr. Bower is both a Certified Public Accountant and a Certified Management Accountant.

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

Jon A. Cox is currently Chief Innovation and Information Officer. He was appointed to this position in February 2014. Prior to this, Mr. Cox was Division President of the Stemco division from May 2007. Mr. Cox joined the Stemco division in 1995 as its Vice President of Engineering, was promoted to global Vice President of Engineering of the Garlock division in 1999 and promoted to serve as Vice President and General Manager of Garlock’s Klozure business unit in 2004. Prior to joining Stemco, Mr. Cox’s career began with Federal-Mogul Corporation where he spent 11 years in increasing roles of responsibility in the engineering group.

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

Robert S. McLean is currently Chief Administrative Officer, a position he has held since January 2016, as well as General Counsel and Secretary of EnPro, positions he has held since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995, and where he chaired the firm’s corporate practice group. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

William C. O’Neal is currently Vice President, Strategy and Corporate Development, and has held this position since April 2015, after having previously served as Global Vice President Strategy and Development, Technetics division from October 2014 to March 2015. Mr. O’Neal first joined EnPro in October 2008 as Director, Mergers and Acquisitions. He then served as Vice President, Finance and IT, Technetics division from January 2012 to September 2014.

Marvin A. Riley is currently President, Fairbanks Morse division, and has held this position since May 2012. Prior to that Mr. Riley served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing and held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

William L. Sparks is currently Vice President, Talent and has held this position since he joined EnPro on March 2, 2015. Mr. Sparks joined EnPro from the McColl School of Business at Queens University of Charlotte, where he served as Professor of Business and Behavioral Sciences from 2000, Associate Dean from 2013 and was also serving as the director of the graduate program in Organization Development and for Leadership Initiatives at the time of his departure. In addition, since 1999, Mr. Sparks served as a principal of Sparks & Associates, LLC, a professional services firm focused on leadership and team development, corporate creativity and innovation and change management. From 2010 to 2015 he also served as a managing partner with Peter C. Browning & Associates, LLC, a consulting firm providing services to corporate boards of directors.

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
As of December 31, 2015, there were 3,269 holders of record of our common stock. The price range of our common stock for each quarter from January 1, 2014 through December 31, 2015, and cash dividends declared on our common stock for these periods is listed below:

	Low Sale Price	High Sale Price	Dividend
Fiscal 2015:
Fourth Quarter	$38.20	$52.90	$0.20
Third Quarter	38.08	57.84	0.20
Second Quarter	56.87	69.26	0.20
First Quarter	58.99	70.23	0.20
Fiscal 2014:
Fourth Quarter	$57.15	$67.78	$—
Third Quarter	60.32	75.08	—
Second Quarter	66.59	75.78	—
First Quarter	56.30	80.00	—

For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”
In October 2015, we received requests for the conversion of all of the convertible debentures then outstanding. Under the terms of the convertible debentures, holders of the convertible debentures were entitled to receive upon conversion a cash payment up to the par value of the convertible debentures being converted, plus a number of shares of our common stock determined over a 20-trading-day settlement period. On November 8, 2015 and November 18, 2015 we issued 80 shares and 19,530, respectively, of our common stock in settlement of the conversion of such convertible debentures. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2015	—		—		—		—
November 1 – November 30, 2015	25,250	(1)	$49.43	(1)	25,250	(1)	48,752,471	(1)
December 1 – December 31, 2015	87,944	(1)(2)	$46.35	(1)(2)	86,850	(1)	44,724,773	(1)
Total	113,194	(1)(2)	$47.03	(1)(2)	112,100	(1)	44,724,773	(1)

(1)
On October 29, 2015, we announced that our Board of Directors had authorized the purchase, from time to time, of up to $50.0 million of our outstanding common stock. Pursuant to this authorization, we purchased 25,250 shares at an average purchase price of $49.43 per share in November 2015 and 86,850 shares at an average purchase price of $47.00 per share in December 2015. The share purchase authorization expires on October 28, 2017.

(2)
A total of 1,094 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 172 of these shares were valued at a price of $45.07, the average of the high and low trading price of our common stock on December 14, 2015, and 922 of these shares were valued at a price of $44.31 per share, the average of the high and low trading price of our common stock on December 31, 2015. Accordingly, the total 1,094 shares were valued at a weighted average price of $44.43. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of our peers (the “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., Clarcor, Inc., and Circor International, Inc.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2010, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2010, and continuing through December 31, 2015. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Enpro Industries, Inc., the Russell 2000 Index, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
Enpro Industries, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from, and should be read together with, our Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015 (1)	2014 (1), (3)	2013 (1), (3)	2012 (1), (3)	2011 (2), (3)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,204.4	$1,219.3	$1,144.2	$1,184.2	$1,105.5
Net income (loss)	$(20.9)	$22.0	$27.4	$41.0	$44.2
Balance Sheet Data:
Total assets	$1,503.5	$1,602.7	$1,397.0	$1,357.3	$1,238.5
Long-term debt (including current portion)	$361.0	$321.1	$165.1	$185.3	$150.2
Notes payable to GST	$283.2	$271.0	$259.3	$248.1	$237.4
Per Common Share Data – Basic:
Net income (loss)	$(0.93)	$0.95	$1.31	$1.99	$2.15
Per Common Share Data – Diluted:
Net income (loss)	$(0.93)	$0.85	$1.17	$1.90	$2.06
______________________________________________________________________________________________________

(1)	For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2015, 2014, 2013 and 2012, see Item 1. Business-Acquisitions and Dispositions.

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

(3) Total assets for the fiscal years ended December 31, 2014, 2013, 2012, and 2011 have been adjusted to reflect the effect of correcting an income tax provision error dating prior to 2011 on deferred income taxes as previously presented for these fiscal years. See Notes to Consolidated Financial Statements, Note 1, "Overview, Significant Accounting Policies, and Recently Issued Accounting Pronouncements" included elsewhere in this report for further information.

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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 60 primary manufacturing facilities located in 14 countries, including the United States.
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

The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2015 and 2014, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 19 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the second amended plan. On January 14, 2015, GST filed the second amended plan of reorganization which provides for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The second amended plan of reorganization provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from our consolidated subsidiary, Coltec Industries Inc (“Coltec”), upon consummation of the plan and additional contributions by GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.5 million. GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the second amended plan provides that if the actual amount is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the second amended plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. Under the plan, EnPro would guarantee GST’s payment of the $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund.
The second amended plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations. The second amended plan has not yet been confirmed by the Bankruptcy Court (and other necessary approvals have not been obtained), and there is no certainty that the Bankruptcy Court will confirm the plan (or grant other necessary preliminary approvals) or that the conditions to effectiveness of the plan will be satisfied or waived.
As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the second amended plan of reorganization, we recorded a $30 million accrual for this liability in our 2014 results.
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
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at December 31, 2015 is $4.0 million.
On October 13, 2015, we approved a plan to restructure certain operations of our CPI unit in light of the prolonged and significant weakness in the markets served by CPI, particularly the oil and gas markets. The restructuring plan contemplates the closing or sale of operations at the Fort St. John, Grand Prairie, Lac La Biche and Calgary facilities in western Canada, as well as facilities in Brazil, Colombia, New Smyrna Beach, Florida, Rifle, Colorado and other domestic and international sites. In addition, 17 employees have been terminated at the Edmonton and Medicine Hat facilities in Alberta, Canada.
In 2015 we incurred total expense related to the restructuring plan of $3.8 million, including severance expense of $0.6 million, asset write-downs of $2.7 million, lease run-out costs of $0.1 million, and other associated costs of $0.4 million. These costs were incurred at our Engineered Products segment, and were reflected within other (operating) expense in our Consolidated Statements of Operations aside from inventory-related costs, which were reflected in cost of sales. We expect the balance of the costs, $2.7 million to $4.3 million, to be incurred in 2016.
In addition to the activities noted above, we have progressed with activities of a more limited scope at GGB, also within our Engineered Products segment. Upon completion, we estimate that the the combined impact of these actions will result in annualized cost savings in the segment of approximately $4-5 million.
Of the estimate of total expenses to be incurred in 2016, $2.5 million to $3.3 million are expected to result in future cash expenditures. We expect approximately 50-65% of the estimated expenditures to occur in fiscal year 2016, and the remaining 35-50% to occur over fiscal years 2017 to 2018.
During 2015, total U.S. Dollar equivalent revenues under a multi-year €89.2 million engine sales contract accounted for utilizing the POC method fell below the total projected U.S. Dollar costs as a result of the significant strengthening of the U.S. Dollar as compared to the Euro since the contract date of May 2014. As a result, we recorded a cumulative loss on the contract of $8.8 million through December 31, 2015. Of this loss, $6.9 million pertains to the unperformed portion of the contract as of December 31, 2015. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. An evaluation of the impact of exchange rates on the contract will be performed quarterly for the duration of the contract.
During 2015, 2014, and 2013, we completed a number of acquisitions and a disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.
Outlook

Apart from some pockets of market growth, global industrial market conditions remain soft, and the drop in oil prices and the reduced demand in other industrial segments have resulted in lower volumes in several of our businesses. Demand levels in the aerospace, European automotive, and engine parts and service markets remain stable, and semiconductor is showing signs of strengthening. However, softer conditions in many of our other markets and the strong dollar continue to affect our results. Given these ongoing market headwinds, we continue to focus on optimizing our global footprint and reducing costs via other restructuring actions. Despite current challenging market conditions, longer term, we expect continued benefits from our strategic growth initiatives, including product innovation, recent and future strategic acquisitions and continued emphasis on improving operational efficiencies.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions. We also benefit from certain tax incentives such as the U.S. deduction for domestic production activities, and credits for research and development. Based on the expected mix of domestic and foreign earnings in 2016, we anticipate our annual effective tax rate for 2016 will be between 30% and 34%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

We contributed $48.5 million to our U.S. defined benefit pension plans in 2014. This shift in contribution strategy was based in part on an increase in the PBGC variable-rate premiums, which are assessed on underfunded balances. We also reduced the number of plan participants by offering a lump sum benefit to certain terminated vested participants whose benefits aggregated less than $50,000 determined as of May 1, 2014. These de-risking actions should aid in lowering future net periodic pension cost. We did not make any contributions to our U.S. plans in 2015. We contributed $0.7 million to our foreign pension plans in 2015. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.

We estimate annual pension expense for the full year of 2016 will be approximately $7.7 million, which would be $2.6 million more than in 2015. The expected increase in pension expense is primarily due to a decrease in our expected return on plan assets, slightly offset by a higher discount rate used in the actuarial computations. In addition, updates to the actuarially determined mortality tables resulted in higher estimated service cost. These estimates are based on current assumptions and pension expense may increase in subsequent years if discount rates decline or other changes in actuarial assumptions increase the projected benefit obligation.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2016; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
We address our outlook on our actions to permanently resolve GST LLC’s asbestos litigation in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” section.
Results of Operations
The following table does not include results for GST and its subsidiaries. See Note 19 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Sales
Sealing Products	$705.6	$664.3	$622.9
Engineered Products	297.8	357.6	356.4
Power Systems	204.6	200.1	167.6
	1,208.0	1,222.0	1,146.9
Intersegment sales	(3.6)	(2.7)	(2.7)
Total sales	$1,204.4	$1,219.3	$1,144.2
Segment Profit
Sealing Products	$84.3	$85.6	$97.1
Engineered Products	6.4	26.8	17.6
Power Systems	27.1	28.5	14.0
Total segment profit	117.8	140.9	128.7
Corporate expenses	(28.2)	(42.9)	(33.3)
Asbestos settlement	—	(30.0)	—
Goodwill and other intangible asset impairment	(47.0)	—	—
Interest expense, net	(52.1)	(44.1)	(44.3)
Other income (expense), net	(9.1)	8.7	(15.3)
Income (loss) before income taxes	$(18.6)	$32.6	$35.8

Segment profit is total segment revenue reduced by operating, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asbestos-related expenses, asset impairments, gains/losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense), net on our Consolidated Statements of Operations for the years ending December 31, 2015, 2014, and 2013 with the exception of $6.1 million, $2.3 million and $6.7 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other income (expense), net in the table above for the years ending December 31, 2015, 2014, and 2013 also includes $3.0 million, $3.1 million, and $6.6 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2015 Compared to 2014
Sales of $1,204.4 million in 2015 decreased 1.2% from $1,219.3 million in 2014. The following table summarizes the impact of acquisitions and divestitures, foreign currency, and organic growth by segment:

Sales	Percent Change 2015 vs. 2014
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	8%	(3)%	(5)%	(1)%	(1)%
Sealing Products	15%	(5)%	(3)%	(1)%	6%
Engineered Products	—%	—%	(10)%	(7)%	(17)%
Power Systems	—%	—%	—%	2%	2%

Following are key points regarding changes in sales for 2015 compared to 2014:

•	Challenging economic headwinds in many markets, particularly oil and gas

•	Unfavorable effect of foreign currency in the Sealing and Engineered Products segments

•	The acquisitions in 2015 included in the Sealing Products segment
Segment profit, management’s primary measure of how our operations perform, decreased 16.4% to $117.8 million in 2015 from $140.9 million in 2014. See below for a discussion of the factors driving the change in segment profit for each of our reportable segments.
Corporate expenses for 2015 decreased by $14.7 million compared to 2014. The decrease was primarily driven by lower salaries and benefits (primarily medical) ($7.1 million) and lower incentive compensation costs due to lower attainment on employee incentive programs ($5.6 million) .
Net interest expense in 2015 was $52.1 million compared to $44.1 million in 2014. The overall increase of $8.0 million due to higher average indebtedness in 2015 vs. 2014, driven mainly by the issuance of our 5.875% senior notes in September 2014 and partially offset by current year settlements of our convertible debentures.
Other income (expense), net in 2015 was $9.1 million of expense compared to $8.7 million of income in 2014. The change was due primarily to the gain on sale of our GRT business unit in 2014 ($27.7 million), and partially offset by lower losses on the convertible debenture exchange and purchase transactions in 2015 ($2.8 million) compared to 2014 ($10.0 million).
Income tax expense in 2015 was $2.3 million, resulting in an annual effective tax rate of negative 12.3%. This is compared to $10.6 million of tax expense in 2014, which resulted in an annual effective tax rate of 32.4%. The volatility in the tax rate is primarily the result of significant unusual items that were recorded during 2015. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the third quarter of 2015, we recorded a tax benefit of $2.4 million related to adjustments of prior accrued taxes, primarily as a result of originally using estimates that were updated in tax returns filed during the period. The largest adjustment in the third quarter, $1.5 million, related to the reversal of a previously recorded state tax liability related to the sale of our Garlock Rubber Technologies business unit. These favorable discrete items were more than offset by our inability to record tax benefits related to the largely nondeductible discrete goodwill impairment charge. In the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $46.1 million goodwill impairment. Without these unusual items, our effective tax rate would have been 31.6% in 2015.

The effective tax rates in 2015 (without the unusual items discussed above) and 2014 are lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed. In addition, we historically have benefited from income tax incentives such as the U.S. deduction for domestic production activities ($1.0 million in 2015 and $1.6 million in 2014) and various credits for research and development ($1.4 million in 2015 and $1.3 million in 2014).
Net loss was $20.9 million, or $0.93 per share, in 2015 compared to net income of $22.0 million, or $0.85 per share, in 2014. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales increased 6.2% to $705.6 million in 2015 from $664.3 million in 2014. Excluding the benefit of acquisitions ($99.8 million), offset by the prior year divestiture of GRT ($31.3 million) and unfavorable foreign exchange ($22.6 million), sales were down 0.7% or $4.6 million. Higher revenues from truck parts, aerospace and chemical markets were partially offset by softer conditions in oil & gas, semiconductor, nuclear and general industrial markets.
Segment profit decreased 1.5% to $84.3 million in 2015 from $85.6 million in 2014. Excluding the effect of the prior year GRT divestiture ($5.3 million) and unfavorable foreign exchange ($1.7 million), offset by lower restructuring costs ($2.0 million) and the benefit of acquisitions ($0.9 million), segment profit increased $2.8 million or 3.4%. The increase was due largely to lower operating costs. Operating margins for the segment decreased to 11.9% in 2015 from 12.9% in 2014.
Engineered Products. Sales decreased 16.7% to $297.8 million in 2015 from $357.6 million in 2014. Excluding unfavorable foreign exchange effects ($34.8 million), sales were down 7.0% or $25.0 million. Lower sales of bearings in the U.S. and lower sales of reciprocating compressor parts and related services in Canada, the U.K., Middle East and the U.S. markets more than offset sales increases in other European markets.
Segment profit decreased 76.1% to $6.4 million in 2015 from $26.8 million in 2014. Excluding increased restructuring costs, primarily related to the exit of certain locations at CPI ($6.3 million), and foreign exchange effects ($1.9 million), profit was down 45.9% or $12.3 million. Improved pricing and the favorable impact of cost reduction initiatives were more than offset by the impact of lower sales volumes. Operating margins for the segment decreased to 2.1% in 2015 from 7.5% in 2014.
Power Systems. Sales increased 2.2% to $204.6 million in 2015 from $200.1 million in 2014 primarily due to higher revenues from parts and service ($8.4 million). Engine revenues were $3.9 million lower.
Segment profit decreased 4.9% to $27.1 million in 2015 from $28.5 million in 2014. Segment profits included a foreign exchange related $6.9 million loss provision associated with periods beyond 2015 on a multi-year contract for engines to EDF priced in Euros. Excluding this effect, segment profit increased $5.5 million or 19.3%. The higher margins were primarily due to a more favorable mix of higher-margin engines, pricing, and a higher mix of parts and service revenues which more than offset increased selling, general and administrative expense. Operating margins for the segment decreased to 13.2% in 2015 from 14.2% in 2014.
2014 Compared to 2013
Sales of $1,219.3 million in 2014 increased 6.6% from $1,144.2 million in 2013. The following table summarizes the impact of acquisitions and divestitures, foreign currency, and organic growth by segment:

Sales	Percent Change 2014 vs. 2013
increase/(decrease)	Acquisitions	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1%	—%	—%	6%	7%
Sealing Products	1%	—%	—%	6%	7%
Engineered Products	—%	—%	—%	—%	—%
Power Systems	—%	—%	—%	19%	19%
Following are key points regarding changes in sales for 2014 compared to 2013:

•	Increased organic sales in the Sealing Products and Power Systems segments

•	Increased engine sales in the Power Systems segment

•	The acquisitions in 2014 included in the Sealing Products segment
Segment profit, management’s primary measure of how our operations perform, increased 9.5% to $140.9 million in 2014 from $128.7 million in 2013. Excluding the effect of favorable foreign exchange translation ($0.7 million) and lower restructuring costs, offset by the unfavorable effect of acquisitions due mainly to the release of an acquisition earn-out provision in 2013, total segment profit increased 6.7% or $9.0 million. Favorable volume and selected price increases generated $30.8 million. These favorable changes were partially offset by higher selling, general and administrative costs.
Corporate expenses for 2014 increased by $9.6 million compared to 2013. The increase was primarily driven by an increase in employee medical costs ($3.4 million), employee incentive compensation ($3.0 million), information technology costs ($2.1 million) and salaries/severance ($1.5 million).
On January 14, 2015, GST filed a second amended plan of reorganization that established a settlement facility which would receive $220 million from GST and $30 million from our consolidated subsidiary, Coltec, upon consummation of the plan and additional contributions from GST over the next seven years. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the second amended plan of reorganization, we recorded a $30 million charge to establish this liability in our 2014 results.
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
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales increased 6.6% to $664.3 million in 2014 from $622.9 million in 2013. Excluding the benefit of acquisitions ($4.8 million) and favorable foreign exchange ($1.2 million), sales were up 5.7% or $35.4 million. Higher demand in the North American heavy-duty truck market, semiconductor and aerospace markets, and the segment's China markets more than offset lower demand in oil and gas markets.
Segment profit decreased 11.8% to $85.6 million in 2014 from $97.1 million in 2013. Excluding the unfavorable effect of acquisitions ($1.9 million) due mainly to the release of the acquisition earn-out provision in 2013 and the effect of increased restructuring costs ($1.5 million), offset by the favorable effect of foreign exchange ($0.3 million), segment profit decreased $8.4 million, or 8.7%. Segment profits and profit margins declined due to costs associated with the investment in establishing Stemco's centralized distribution center ($4.8 million), increases to bad debt and inventory reserves, headcount and wage increases, and the impact of a 2013 research and development subsidy. Operating margins for the segment decreased to 12.9% in 2014 from 15.6% in 2013.
Engineered Products. Sales increased 0.3% to $357.6 million in 2014 from $356.4 million in 2013. Excluding unfavorable foreign exchange effects ($0.7 million), sales were up 0.5% or $1.9 million. Better pricing and stronger demand in the global automotive market, industrial markets in Europe, and in the European and Latin American renewable energy markets were mostly offset partially by weakness in the North American natural gas market.
Segment profit increased 52.3% to $26.8 million in 2014 from $17.6 million in 2013. Excluding the effects decreased restructuring costs ($3.8 million) and favorable foreign exchange ($0.4 million), profit was up 23.5% or $5.0 million. Profits and profit margin increased due to improved pricing, lower raw materials costs, and operational improvements. These benefits were partially offset by higher administrative costs and the impact of lower research and development subsidies. Operating margins for the segment increased to 7.5% in 2014 from 4.9% in 2013.
Power Systems. Sales increased 19.4% to $200.1 million in 2014 from $167.6 million in 2013 from increased engine sales ($16.3 million) primarily due to the shipment of three engines in 2014 recognized under the completed contract method and higher parts and service revenue ($16.2 million).
Segment profit increased 103.6% to $28.5 million in 2014 from $14.0 million in 2013. Excluding the effect of lower restructuring costs ($2.1 million), segment profit increased $12.4 million, or 77.0%. The increase in segment profit was primarily due to the shipment of three engines in 2014 recognized under the completed contract method, higher parts and service volumes ($6.7 million), lower procurement and production costs, lower warranty expense, and the impact of an early retirement program expense in 2013, partially offset by increased research and development spending and increased information technology costs. Operating margins for the segment increased to 14.2% in 2014 from 8.4% in 2013.
Restructuring and Other Costs
We incurred $6.6 million, $2.3 million and $6.7 million of restructuring costs during the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015, we conducted a number of restructuring activities throughout our operations, the most significant of which was at our CPI business. Workforce reductions announced as a result of our 2015 restructuring activities totaled 139 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2015. Please see the Overview and Outlook section of Management's Discussion and Analysis and Note 3 to our Consolidated Financial Statements for further information.
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
As of December 31, 2015, we held $0.7 million of cash and cash equivalents in the United States and $102.7 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, as discussed in Note 4 to our Consolidated Financial Statements, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided cash in the amount of $86.5 million, $32.2 million and $69.9 million in 2015, 2014 and 2013, respectively. The increase in operating cash flows in 2015 versus 2014 was primarily attributable to lower pension contributions ($48.3 million), lower income taxes paid ($29.9 million), and lower segment working capital requirements ($11.7 million) offset partially by decreased segment earnings ($23.1 million) and higher interest payments ($13.5 million). The decrease in operating cash flows in 2014 versus 2013 was primarily attributable to increased pension contributions ($26.1 million) and higher income taxes paid ($30.7 million) partially offset by increased segment earnings ($12.2 million), lower interest payments ($2.2 million), and lower working capital requirements ($2.7 million).
We used $86.5 million, $74.7 million, and $41.5 million of cash in 2015, 2014 and 2013, respectively, for investing activities. In 2015, we used $45.5 million, net of cash acquired to fund acquisitions, compared to $61.9 million, net of cash acquired in 2014. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. In 2015, we spent $41.4 million on capital expenditures. In 2014, we used $52.3 million primarily to fund capital expenditures and enterprise resource and planning system implementations and received $39.3 million of proceeds from the sale of GRT in 2014. In 2013, we spent $39.9 million on capital expenditures and $2.0 million on the acquisition of certain assets and assumption of certain liabilities of a small distributor of industrial seals.
Financing activities used $85.2 million in cash in 2015, primarily for share repurchases of $85.3 million, repurchase and repayment of our convertible debentures maturing in October 2015 ($47.1 million), and dividends ($18.0 million). These payments were offset primarily by net borrowings on our revolving credit facility of $62.2 million. Financing activities provided $177.0 million in 2014 primarily from proceeds on newly issued senior notes of $297.6 million, after giving effect to cash paid of $105.6 million in a cash tender offer to purchase convertible debentures and payment of the balance outstanding under our senior secured revolving credit facility of $7.6 million. Financing activities used $19.5 million in 2013 and included net payments on the senior secured revolving credit facility of $27.7 million.
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”).
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At December 31, 2015, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
The Credit Facility Amendment contains certain financial covenants and required financial ratios, including:

•
a maximum consolidated total net leverage ratio of not more than 4.0 to 1.0 (with total debt, for the purposes of such ratio, to exclude the intercompany notes payable to GST LLC and to be net of up to $75 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries); and

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
We were in compliance with all covenants of the Credit Facility Amendment as of December 31, 2015.
The borrowing availability under our Revolving Credit Facility at December 31, 2015 was $228.4 million after giving consideration to $9.4 million of outstanding letters of credit and $62.2 million of outstanding borrowings.
Convertible Debentures. In October 2005, we issued $172.5 million in aggregate principal amount of convertible debentures, net of an original issue discount of $61.3 million. The convertible debentures bore interest at the annual rate of 3.9375% with interest due on April 15 and October 15 of each year until maturity on October 15, 2015.
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
In the fourth quarter of 2015, we received conversion requests representing all $2.2 million of the convertible debentures outstanding. Under the terms of the Debentures, each holder received a cash payment up to the par value of the convertible debentures being converted, plus a number of shares of our common stock, determined over a twenty (20) trading day settlement period. Accordingly, the holders received in November 2015 approximately $2.2 million in cash plus 19,610 shares of our common stock.

Senior Notes. In September 2014, we issued $300 million aggregate principal amount of our senior notes. A portion of the net proceeds of the offering of the senior notes was used to repay outstanding borrowings under the revolving credit facility, including borrowings made to fund the purchase of the convertible debentures in 2014.
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
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each of the Notes Payable to GST in any calendar month and 4.5% of the principal balance of each of the Notes Payable to GST in any year. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In 2015, 2014, and 2013, PIK interest of $12.2 million, $11.7 million, and $11.2 million, respectively, was added to the principal balance of the Notes Payable to GST, resulting in a total balance of $283.2 million at December 31, 2015.
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
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. GST is seeking an order confirming a plan of reorganization that provides for the establishment of such a facility and repayment of creditors in full, and a confirmation hearing is scheduled for August 2016. GST's plan is supported by the court-appointed representative of future asbestos claimants but opposed by the official committee representing current asbestos claimants.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2015, this amount was $100.6 million. This receivable is expected to be collected at a future date.
We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Notes 19 and 20 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “-Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Dividends
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2015, the Board declared a dividend of $0.20 per share in each quarter. Each of the agreement governing the Revolving Credit Facility and the indenture governing the senior notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $30.0 million per year. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the senior notes to permit the payment of dividends in excess of $30.0 million per year.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.
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
To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, our weighted average cost of capital, royalty rates and tax rates. For the market approach, we chose a group of 15 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.
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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries is involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Investigations have been completed for 10 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. This amount is included in other income (expense) on the accompanying Consolidated Statements of Operations. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and valued them at $750,000 for our internal purposes in 2013. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's "Spill Act" which provides that potentially responsible parties may be jointly and severally liable for site remediation. On April 1, 2015, we entered into a Consent Order with the Wisconsin Department of Natural Resources regarding remediation and, based on our evaluation of the site, believe that the amounts previously reserved are adequate to fulfill our obligations under the order.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including confirmation as to whether a predecessor of Coltec operated mines at all of the sites identified by the EPA, and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the year ended December 31, 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the matter, including the cost of the investigative work to be conducted at the first two sites identified by the EPA.
As of December 31, 2015 and 2014, we had accrued liabilities of $16.8 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 20 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
In conjunction with the closure of a Crucible plant in the early 1980s, Coltec was required to fund two trusts for retiree medical benefits for union employees at the plant. The first trust (the “First Benefits Trust”) pays for these retiree medical benefits on an ongoing basis. Coltec has no ownership interest in the First Benefits Trust, and thus the assets and liabilities of this First Benefits Trust are not included in our Consolidated Balance Sheets.
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

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court at Brive-la-Gaillarde rejected BorgWarner's request for "fast track" proceedings. The final report of the expert panel is anticipated to be issued in or around the second quarter of 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin. AVL claims that it was unable to conduct its desired level of engine testing and asserts alternative damages theories based on rescission and lost profits. A trial is scheduled to begin on April 25, 2016 in the United States District Court, Western District of Wisconsin. We are vigorously defending these claims and believe that Fairbanks Morse has valid factual and legal defenses to these claims.
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
In November 2011, GST filed an initial proposed plan of reorganization with the Bankruptcy Court. GST's initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any final judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.
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
The decision validates the positions that GST has been asserting for the more than four years it had been in the Chapter 11 process. Following are several important findings in the opinion:
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
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.
On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the second amended plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the second amended plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products. GST believes that the second amended plan is sufficient to pay all valid claims in full.
The second amended plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The second amended plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million, GST will contribute the difference to the settlement facility. In addition, the second amended plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST and we believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the second amended plan are described below in “-Contingencies - Asbestos -GST’s Second Amended Proposed Plan of Reorganization.”
The second amended plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
We anticipate that payments under the plan to the settlement facility and litigation fund by GST, which will be paid primarily from GST cash balances and remaining insurance and the payment to the settlement facility by Coltec, will be deductible against U.S. taxes. We plan to seek an IRS determination to that effect.
The Current Asbestos Claimants' Committee and their law firms continue to oppose the second amended plan of reorganization.
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim had to be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, or be subject to being forever barred, and claimants were required to submit ballots voting on the approval of the second amended plan by October 6, 2015. In addition, proofs of claim for claims arising after August 1, 2014 were permitted to be filed at the claimant's option. Proofs of claim for approximately 180,000 claims were filed by that date, including approximately 10,000 claims alleging mesothelioma. GST believes a large majority of the claims are without merit because GST believes that such claimants will not be able to demonstrate exposure to GST's products or any compensable disease. In addition, based on its preliminary analysis, GST believes that a significant number of the claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations, and are therefore invalid. Current claimants or their representatives who filed ballots by the October 6, 2015 voting deadline overwhelmingly voted against approval of the plan; the future claims representative voted in favor of approval of the plan. The Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on August 15, 2016.
A hearing is scheduled to be held before the Bankruptcy Court commencing on March 10, 2016 to resolve certain motions for summary judgment filed by GST and the Current Asbestos Claimants’ Committee with regard to the second amended plan of reorganization. The motions address (i) whether compliance with Section 524(g) of the Bankruptcy Code, which includes the requirement that a plan of reorganization be approved by a vote of 75 percent of the asbestos claimants, is the exclusive means for the confirmation of a plan of reorganization that resolves current and future asbestos liability claims, (ii) whether the Future Claimants’ Representative has the authority to vote on behalf of future asbestos claimants on approval of the second amended plan, and (iii) whether asbestos claims are impaired under the second amended plan. A final determination adverse to GST on the first issue listed above or on both the second and third issues would preclude confirmation of the second amended plan. A final determination favorable to GST on these issues would clear this interim obstacle to potential confirmation of the second amended plan following the hearing on the plan scheduled for August 15, 2016.
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
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continues to seek a consensual resolution that will also be acceptable to representatives of current asbestos claimants. In January 2016, GST was invited to participate in ongoing negotiations with the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee to resolve the terms of claims resolution procedures that would be an integral part of any potential consensual settlement with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee. To permit the parties to continue to focus on negotiation of a potential consensual settlement, GST, the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee agreed to postpone to March 10, 2016 the hearing originally scheduled to be held on January 6, 2016 and re-scheduled to March 1, 2016. There can be no assurance that the current or any future negotiations will result in a settlement among GST and both the Future Claimants’ Representative and the Current Asbestos Claimant’ Committee. GST recognizes that an agreed settlement with all claimants representatives would provide a path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. However, GST believes that its current course, pursuant to its second amended plan, can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee and despite the opposition of the current asbestos claimants demonstrated overwhelmingly in the balloting on the plan.
From the Petition Date through December 31, 2015, GST has recorded Chapter 11 case-related fees and expenses totaling $144.1 million. The total includes $74.6 million for fees and expenses of GST’s counsel and experts; $56.4 million for fees and expenses of counsel and experts for the Current Asbestos Claimants Committee, and $13.1 million for the fees and expenses of the Future Claimants' Representative and his counsel and experts. GST recorded $25.6 million for those case related fees and expenses in 2015 compared to $16.5 million in 2014 and $44.6 million in 2013. EnPro has recorded an additional $9.0 million of expenses related to these Chapter 11 proceedings from the Petition Date, $1.8 million of which was recorded in 2015. The increase in case-related fees and expenses in 2015 is attributable to the court-approved notification program for GST's second amended plan of reorganization and to substantial fees and expenses of lawyers and experts incurred in connection with the preparation for the reorganization plan confirmation hearing scheduled for August 15, 2016.
See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “Asbestos”, which follows, and Notes 19 and 20 to our Consolidated Financial Statements.
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
Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believed that as billions of dollars of 524(g) trust assets became available to claimants, defendants in the state court tort system would obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several liability principles, for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body's internal organs, principally the lungs. One cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the Petition Date, and many of them either did not establish exposure to GST products or had claims that are otherwise deficient.
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
Insurance Coverage. At December 31, 2015, we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.6 million since the Petition Date, including $21.2 million in 2015. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.0 million is in addition to the $21.2 million collected in 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2016 – 18 million
2017 – 13 million
2018 – 11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007, including $0.5 million in payments received in 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of the ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at December 31, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believes that initial contributions to the litigation fund may likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.

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
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of the second amended plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the second amended plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in "-Contingencies - Subsidiary Bankruptcy."
The second amended plan would establish two facilities to resolve unliquidated present and future asbestos claims – a settlement facility and a litigation fund. The settlement facility, administered by an independent trustee, will handle settlement offers under the plan. Claimants will be able to compute their offers from a matrix in the plan that contains objective criteria such as disease, age, whether the injured party left or will leave a spouse, and whether there are dependents. The amounts of the matrix values have been set based on an economic analysis and are designed to ensure that the funding provides future claimants the same recoveries as comparable current claimants.
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
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company and an injunction protecting us from future GST claims. As a result of Coltec's agreement to fund a contribution of $30 million to the settlement facility pursuant to the second amended plan of reorganization, we recorded a $30.0 million charge to establish this liability in our 2014 results.

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
Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2015, approximately $44.7 million of future minimum lease payments were outstanding under these agreements. See Note 20, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2015, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$363.0	$0.1	$0.3	$62.5	$300.1
Notes payable to GST	309.2	—	309.2	—	—
Interest on long-term debt	120.0	19.0	35.4	35.4	30.2
Interest on notes payable to GST	37.7	18.4	19.3	—	—
Operating leases	44.7	10.2	16.8	13.0	4.7
Other liabilities	23.1	2.7	6.3	4.9	9.2
Total	$897.7	$50.4	$387.3	$115.8	$344.2

The payments for long-term debt shown in the table above reflect the contractual principal amount for the senior notes. In our Consolidated Balance Sheet, this amount is shown net of a debt discount. Additional discussion regarding the senior notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
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
Payments for other liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2015. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 20 to the Consolidated Financial Statements.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2015. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$0.1	$283.4	$0.1	$0.1	$0.1	$300.1	$583.9	$579.8
Average interest rate	4.4%	11.0%	4.4%	4.4%	4.4%	5.9%	8.4%
Additionally, we had $62.2 million of outstanding borrowings on our revolving credit facility as of December 31, 2015, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.6 million and $5.5 million as of December 31, 2015 and 2014, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. However, the assessment did not include the following operations we acquired within the past year, none of which, individually or in the aggregate, would be considered significant under ICFR FAQ 3 within Item 308 of Regulation S-K of the SEC: the Veyance North American air spring business. The Veyance North American air spring business is a wholly-owned business whose total assets and total revenues represent 3% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of Directors,” “Legal Proceedings,” “Corporate Governance Policies and Practices,” and information under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 annual meeting of shareholders is incorporated herein by reference.
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
A description of the compensation of our executive officers is set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2015, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	734,482(1)	$35.96(2)	222,780
Equity compensation plans not approved by security holders	—	—	—
Total	734,482(1)	$35.96(2)	222,780

(1)
Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2013 – 2015 performance cycle and at the maximum levels payable for the 2014 – 2016 and 2015 – 2017 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate Governance Policies and Practices – Director Compensation” and “Executive Compensation – Grants of Plan Based Awards – LTIP Awards” in our definitive proxy statement for the 2016 annual meeting of shareholders.

Information concerning the inducement restricted share awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive Compensation – Employment Agreement” in our definitive proxy statement for the 2016 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption “Corporate Governance Policies and Practices – Director Independence” in our definitive proxy statement for the 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013 appears on page 114.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 54 to 56.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 26th day of February, 2016.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Chief Administrative Officer, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2016
Stephen E. Macadam

/s/ J. Milton Childress II	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
J. Milton Childress II

/s/ Gordon D. Harnett	Chairman of the Board and Director	February 26, 2016
Gordon D. Harnett*

/s/ Thomas M. Botts	Director	February 26, 2016
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 26, 2016
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	February 26, 2016
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 26, 2016
Diane C. Creel*

/s/ Kees van der Graaf	Director	February 26, 2016
Kees van der Graaf*

/s/ David L. Hauser	Director	February 26, 2016
David L. Hauser*

/s/ John Humphrey	Director	February 26, 2016
John Humphrey*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

EXHIBIT INDEX

2.1**
Asset and Share Purchase Agreement dated as of June 22, 2015 among Veyance de Mexico, S. de R.L. de C.V., Veyance de Chihuahua, S. de R.L. de C.V., Veyance Technologies Canada, Inc. and Veyance Technologies, Inc. as the Sellers and EnPro Industries, Inc., Garlock of Canada Ltd., STEMCO Kaiser Incorporated, EnPro Luxembourg Holding Company SarL, and Stempro Mexico Acquisition Co., S de R.L. de C.V. as the Buyers (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 2, 2015 by EnPro Industries, Inc. (File No. 001-31225))

3.1
Restated Articles of Incorporation of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

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

10.4+*	EnPro Industries, Inc. 2002 Equity Compensation Plan (2015 Amendment and Restatement)

10.5+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+*	EnPro Industries, Inc. Long-Term Incentive Plan (2015 Amendment and Restatement)

10.7+	EnPro Industries, Inc. Management Purchase Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

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

10.10+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement

10.11+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement for Management Stock Purchase Deferral Plan

10.12+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares)

10.13+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash)
10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+*	EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016)

10.20+
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

10.30+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31+
Management Continuity Agreement dated as of July 31, 2015 between EnPro Industries, Inc. and William A. Favenesi (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)) (this exhibit is substantially identical to Management Continuity Agreements between EnPro Industries, Inc. and William L. Sparks entered into on July 31, 2015 and William C. O'Neal entered into on July 28, 2015)

10.32+
Special Exit Benefit Agreement and Release dated as of November 6, 2014 between EnPro Industries, Inc. and Dale A. Herold (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 10, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.33+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.34+*	Summary of Executive and Director Compensation Arrangements

10.35+
Transition Agreement dated February 13, 2015 between Alexander W. Pease and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Bates White, LLC

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Kees van der Graaf

24.6*	Power of Attorney from Gordon D. Harnett

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Items marked with an asterisk are filed herewith.

**
Does not include the disclosure schedules and exhibit documents identified and referenced therein. The Company agrees to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its consolidated subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

As described in Management’s Report on Internal Control over Financial Reporting appear under Item 9A, management has excluded the Veyance North American air spring business from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded the Veyance North American air spring business from our audit of internal control over financial reporting. The Veyance North American air spring business is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2016

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013
(in millions, except per share data)

	2015	2014	2013
Net sales	$1,204.4	$1,219.3	$1,144.2
Cost of sales	808.9	802.6	762.9
Gross profit	395.5	416.7	381.3
Operating expenses:
Selling, general and administrative	302.8	319.5	285.8
Goodwill and other intangible asset impairment	47.0	—	—
Asbestos settlement	—	30.0	—
Other	8.1	3.8	9.1
Total operating expenses	357.9	353.3	294.9
Operating income	37.6	63.4	86.4
Interest expense	(52.8)	(45.1)	(45.1)
Interest income	0.7	1.0	0.8
Other income (expense), net	(4.1)	13.3	(6.3)
Income (loss) before income taxes	(18.6)	32.6	35.8
Income tax expense	(2.3)	(10.6)	(8.4)
Net income (loss)	$(20.9)	$22.0	$27.4
Basic earnings (loss) per share	$(0.93)	$0.95	$1.31
Diluted earnings (loss) per share	$(0.93)	$0.85	$1.17

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net income (loss)	$(20.9)	$22.0	$27.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.9)	(25.6)	1.0
Pension and post-retirement benefits adjustment (excluding amortization)	(3.4)	(39.9)	47.6
Amortization of pension and post-retirement benefits included in net income (loss)	7.1	2.6	9.7
Realized loss from settled cash flow hedges included in net income	—	—	1.0
Other comprehensive income (loss), before tax	(18.2)	(62.9)	59.3
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1.8)	14.4	(21.9)
Other comprehensive income (loss), net of tax	(20.0)	(48.5)	37.4
Comprehensive income (loss)	$(40.9)	$(26.5)	$64.8

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(20.9)	$22.0	$27.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30.3	29.9	29.6
Amortization	27.8	27.6	27.0
Loss on exchange and repurchase of convertible debentures	2.8	10.0	—
Goodwill and other intangible asset impairment	47.0	—	—
Gain on sale of business	—	(27.7)	—
Deferred income taxes	(1.1)	(3.3)	1.7
Stock-based compensation	4.1	9.8	6.0
Other non-cash adjustments	3.7	6.0	4.0
Change in assets and liabilities, net of effects of acquisition and sale of businesses:
Accounts receivable, net	7.3	(14.6)	(4.7)
Inventories	(14.7)	(11.4)	(17.2)
Accounts payable	3.5	1.3	2.4
Other current assets and liabilities	19.3	10.7	8.2
Other non-current assets and liabilities	(22.6)	(28.1)	(14.5)
Net cash provided by operating activities	86.5	32.2	69.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36.8)	(41.8)	(30.7)
Payments for capitalized internal-use software	(4.6)	(10.5)	(9.2)
Proceeds from sale of business	—	39.3	—
Acquisitions, net of cash acquired	(45.5)	(61.9)	(2.0)
Other	0.4	0.2	0.4
Net cash used in investing activities	(86.5)	(74.7)	(41.5)
FINANCING ACTIVITIES
Proceeds from debt	230.8	641.8	201.4
Repayments of debt	(189.0)	(400.4)	(216.3)
Debt issuance costs	—	(7.3)	—
Repurchase of common stock	(85.3)	—	—
Dividends paid	(18.0)	—	—
Repurchase of convertible debentures conversion option	(21.6)	(53.6)	—
Other	(2.1)	(3.5)	(4.6)
Net cash provided by (used in) financing activities	(85.2)	177.0	(19.5)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(4.7)	1.6
Net increase (decrease) in cash and cash equivalents	(90.8)	129.8	10.5
Cash and cash equivalents at beginning of year	194.2	64.4	53.9
Cash and cash equivalents at end of year	$103.4	$194.2	$64.4
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36.4	$22.9	$25.1
Income taxes, net of refunds received	$20.4	$50.3	$19.6
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(in millions, except share amounts)

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$103.4	$194.2
Accounts receivable, less allowance for doubtful accounts of $5.4 in 2015 and of $7.0 in 2014	212.5	205.2
Inventories	178.4	159.7
Prepaid expenses and other current assets	23.6	44.0
Total current assets	517.9	603.1
Property, plant and equipment, net	211.5	199.3
Goodwill	195.9	232.4
Other intangible assets, net	190.4	202.8
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	109.3	79.0
Other assets	41.6	49.2
Total assets	$1,503.5	$1,602.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$24.3	$23.6
Notes payable to GST	12.2	11.7
Current maturities of long-term debt	0.1	22.5
Accounts payable	101.5	87.8
Accrued expenses	140.6	131.6
Total current liabilities	278.7	277.2
Long-term debt	360.9	298.6
Notes payable to GST	271.0	259.3
Other liabilities	133.1	142.8
Total liabilities	1,043.7	977.9
Commitments and contingencies
Temporary equity	—	1.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 22,046,647 shares at December 31, 2015 and 24,172,716 shares at December 31, 2014	0.2	0.2
Additional paid-in capital	372.5	477.3
Retained earnings	142.5	181.7
Accumulated other comprehensive loss	(54.1)	(34.1)
Common stock held in treasury, at cost – 196,593 shares at December 31, 2015 and 200,022 shares at December 31, 2014	(1.3)	(1.3)
Total shareholders’ equity	459.8	623.8
Total liabilities and equity	$1,503.5	$1,602.7

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012 as previously reported	20.7	$0.2	$425.4	$145.9	$(23.0)	$(1.4)	$547.1
Prior period adjustment - error in income tax provision	—	—	—	(13.6)	—	—	(13.6)
Balance, December 31, 2012 as revised	20.7	0.2	425.4	132.3	(23.0)	(1.4)	533.5
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	37.4	—	37.4
Reclassification to temporary equity	—	—	(15.9)	—	—	—	(15.9)
Incentive plan activity	0.3	—	1.4	—	—	0.1	1.5
Balance, December 31, 2013, as revised	21.0	0.2	410.9	159.7	14.4	(1.3)	583.9
Net income	—	—	—	22.0	—	—	22.0
Other comprehensive loss	—	—	—	—	(48.5)	—	(48.5)
Exchanges of Convertible Debentures	2.9	—	97.8	—	—	—	97.8
Repurchase of Convertible Debentures	—	—	(52.8)	—	—	—	(52.8)
Accretion of Convertible Debentures from temporary equity	—	—	14.9	—	—	—	14.9
Incentive plan activity	0.1	—	6.5	—	—	—	6.5
Balance, December 31, 2014, as revised	24.0	0.2	477.3	181.7	(34.1)	(1.3)	623.8
Net loss	—	—	—	(20.9)	—	—	(20.9)
Other comprehensive loss	—	—	—	—	(20.0)	—	(20.0)
Dividends paid	—	—	—	(18.0)	—	—	(18.0)
Repurchase of Convertible Debentures, including call option settlement	(0.9)	—	(21.6)	—	—	—	(21.6)
Accretion of Convertible Debentures from temporary equity	—	—	1.0	—	—	—	1.0
Share repurchases	(1.3)	—	(86.0)	—	—	—	(86.0)
Incentive plan activity	0.1	—	1.8	(0.3)	—	—	1.5
Balance, December 31, 2015	21.9	$0.2	$372.5	$142.5	$(54.1)	$(1.3)	$459.8

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
Effective in the fourth quarter of 2015, we elected to early adopt amendments to authoritative guidance on the presentation of deferred taxes in the Consolidated Balance Sheet (see "Recently Issued Accounting Guidance" below) in order to simplify this presentation. Prior periods were not retrospectively adjusted.
As of December 31, 2015 and December 31, 2014 we had purchased $5.7 million and $2.4 million, respectively, of property, plant and equipment for which cash payments had not yet been made. This is considered a noncash investing activity.
In connection with the preparation of consolidated financial statements for the year ended December 31, 2015, we determined that we had overstated our net deferred tax assets in certain years prior to December 31, 2010.  The errors related primarily to the computation of the deferred tax assets for the pension benefit obligation and the minimum pension liability.  In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, we assessed the materiality of the adjustments and concluded that these errors were not material to any of our previously issued financial statements. However, the aggregate amount of prior period errors would have been material to our current year consolidated statement of income. Consequently, we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein. Since all of the prior period errors that were assessed relate to periods prior to any presented herein, corrections to the financial statements were recorded as a $13.6 million decrease to opening retained earnings at January 1, 2013 as reflected on the Consolidated Statement of Changes in Shareholders' Equity.  The adjustments had no impact on the Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, or Consolidated Statement of Cash Flows for the years ended December 31, 2014 or 2013. We concluded that the impact to the prior financial statements and other financial information was not material and therefore they will not be restated. However, periods not presented herein will be revised to include the effect of these errors, as applicable, as they are included in future filings.
Accordingly the company, has revised the Consolidated Balance Sheet as of December 31, 2014 from amounts previously reported as follows:

	December 31, 2014
	As previously reported	Adjustment	As revised
Deferred income taxes and income tax receivable	$80.3	$(1.3)	$79.0
Total assets	$1,604.0	$(1.3)	$1,602.7
Other liabilities (1)	$130.5	$12.3	$142.8
Total liabilities	$965.6	$12.3	$977.9
Retained earnings	$195.3	$(13.6)	$181.7
Total shareholders' equity	$637.4	$(13.6)	$623.8
Total liabilities and equity	$1,604.0	$(1.3)	$1,602.7
(1) Note that Other liabilities as previously reported is the sum of the balance sheet totals for Pension liability, Asbestos settlement, and Other liabilities in our 2014 Form 10-K

In addition, we have revised our December 31, 2014 Condensed Consolidating Balance Sheet that is presented in our supplemental guarantor financial information. Refer to Note 21, "Supplemental Guarantor Financial Information" for more details about this revision.
Summary of Significant Accounting Policies
Revenue Recognition – For the Sealing Products and Engineered Products segments, revenue is recognized at the time title and risk of product ownership is transferred or when services are rendered, typically when product is shipped or delivered, depending on the terms of the sale agreement. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold since they are fixed and determinable and collection is reasonably assured.
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
Contracts accounted for under the POC method represented revenues and margins of $67.3 million and $8.9 million, respectively, for the year ended December 31, 2015, $57.3 million and $3.1 million, respectively, for the year ended December 31, 2014, and $64.3 million and $9.0 million, respectively, for the year ended December 31, 2013.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains totaled $1.8 million in 2015. Foreign currency transaction losses totaled $1.0 million, and $2.3 million for 2014, and 2013, respectively.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Net research and development expenditures in 2015, 2014, and 2013 were $22.5 million, $20.0 million, and $11.3 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2015, we had $0.6 million of retentions expected to be collected in 2016 recorded in accounts receivable and $0.9 million of retentions expected to be collected beyond 2016 recorded in other long-term assets in the Consolidated Balance Sheet. At December 31, 2014, we had $2.5 million of current retentions and $0.5 million of long-term retentions recorded in the Consolidated Balance Sheet.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 37% and 36% of inventories were valued by the LIFO method in 2015 and 2014, respectively.
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
We completed our required annual impairment tests of goodwill as of October 1, 2014 and 2013. These assessments did not indicate any impairment of the goodwill.

In our prior year annual impairment test of goodwill as of October 1, 2014, the estimated fair value of our Compressor Products International ("CPI") reporting unit exceeded its book value at that time. CPI is included in our Engineered Products segment.
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
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015. The remaining CPI goodwill balance at December 31, 2015 is $4.0 million.
We completed our required annual impairment test of goodwill as of October 1, 2015, which did not indicate any additional impairment of any of our goodwill.
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
Debt – In October 2005, we issued $172.5 million in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Convertible Debentures”). Applicable authoritative accounting guidance required that the liability component of the Convertible Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount was amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the years ended December 31, 2015, 2014 and 2013 includes $0.4 million, $3.6 million and $6.8 million, respectively, of contractual interest coupon and $0.2 million, $4.2 million and $7.6 million, respectively, of debt discount amortization.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We have entered into contracts to hedge forecasted transactions occurring at various dates through June 2016 that are denominated in foreign currencies. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.6 million and $5.5 million at December 31, 2015 and 2014, respectively.
Prior to 2013, we applied cash flow hedge accounting to certain of our foreign currency derivatives. We elected to discontinue this accounting treatment in the first quarter of 2013, consequently, all gains and losses that had been deferred in accumulated other comprehensive loss at December 31, 2012 were reclassified to income in the quarter ended March 31, 2013. See Note 16, "Accumulated Other Comprehensive Income (Loss)" for additional information. The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2015 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
Recently Issued Accounting Guidance

In January 2016, a standard was issued that amends existing guidance around classification and measurement of certain financial assets and liabilities. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. For equity investments without readily determinable fair values, the cost method is also eliminated. However, most entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The standard also requires that financial assets and liabilities be disclosed separately in the notes to the financial statements based on measurement principle and form of financial asset. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2017. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In November 2015, a standard was issued that simplifies the presentation of deferred income taxes through requiring that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this standard. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2016, with early adoption permitted for the beginning of an interim or annual period, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to adopt this standard effective for the fourth quarter of 2015 on a prospective basis.

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
In February 2015, we acquired 100% of the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. ATDynamics is managed as part of our Stemco division within the Sealing Products segment. ATDynamics, with operations in Texas and California, is a leading designer and manufacturer of a suite of aerodynamic products engineered to reduce fuel consumption in the global freight transportation industry.
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
We paid $45.5 million, net of cash acquired, in 2015 for these businesses. The acquisition of ATDynamics includes an agreement that could require us to pay additional consideration based on the future gross profit of ATDynamics during the twelve months subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was $0.5 million. This amount was subsequently reduced to $0 as of December 31, 2015 based on projected attainment as of the end of the year.
The following table presents the preliminary purchase price allocation of the 2015 acquisitions:

(in millions)
Accounts receivable	$21.7
Inventories	10.4
Property, plant and equipment	8.6
Goodwill	12.8
Other intangible assets	14.7
Other assets	6.5
Liabilities assumed	(29.2)
$45.5
The purchase price allocations of the recently acquired businesses are subject to the completion of purchase price adjustments pursuant to the acquisition agreements. An additional amount of approximately $6 million is expected to be paid in 2016 based on the finalized and agreed-upon acquisition date balance sheet of the Air Spring Business.
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
In March 2014, we acquired the remaining interest of the Stemco Crewson LLC joint venture. As a result, we own all of the ownership interests in Stemco Crewson LLC. The joint venture was formed in 2009 with joint venture partner Tramec, LLC to expand our brake product offering to include automatic brake adjusters. The purchase of the remaining interest in the joint venture allows us to accelerate investment in new product development and commercial strategies focused on market share growth for these products.
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products, by acquiring certain assets and assuming certain liabilities of the business. This acquisition adds an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. Additionally, the acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million which is included in other liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2014. This amount was increased to $2.3 million as of December 31, 2015 based on projected attainment.

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
Operating
We incurred $6.6 million, $2.3 million and $6.7 million of restructuring costs during the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015, we conducted a number of restructuring activities throughout our operations, the most significant of which was at our CPI business. In October 2015, we approved a plan to restructure certain operations of our CPI unit in light of the prolonged and significant weakness in the markets served by CPI, particularly the oil and gas markets. The restructuring plan contemplates the closing or sale of operations at the Fort St. John, Grand Prairie, Lac La Biche and Calgary facilities in western Canada, as well as facilities in Brazil, Colombia, New Smyrna Beach, Florida, Rifle, Colorado and other domestic and international sites. Workforce reductions announced as a result of our 2015 restructuring activities totaled 139 salaried administrative and hourly manufacturing positions, most of which had been terminated by December 31, 2015.
In 2015 we incurred total expense related to the CPI restructuring plan of $3.8 million, including severance expense of $0.6 million, asset write-downs of $2.7 million, lease run-out costs of $0.1 million, and other associated costs of $0.4 million. These costs were incurred at our Engineered Products segment, and were reflected within other (operating) expense in our Consolidated Statements of Operations aside from inventory-related costs, which were reflected in cost of sales. We expect the balance of the costs, $2.7 million to $4.3 million, to be accrued in 2016.
Restructuring reserves at December 31, 2015, as well as activity during the year, consisted of:

	Balance December 31, 2014	Provision	Payments	Balance December 31, 2015
	(in millions)
Personnel-related costs	$1.1	$3.0	$(3.8)	$0.3
Facility relocation and closure costs	0.7	0.9	(1.6)	—
	$1.8	$3.9	$(5.4)	$0.3

The above-mentioned asset write-downs at CPI did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2014, as well as activity during the year, consisted of:

	Balance December 31, 2013	Provision	Payments	Balance December 31, 2014
	(in millions)
Personnel-related costs	$2.5	$1.3	$(2.7)	$1.1
Facility relocation and closure costs	0.7	1.0	(1.0)	0.7
	$3.2	$2.3	$(3.7)	$1.8

Restructuring reserves at December 31, 2013, as well as activity during the year, consisted of:

	Balance, December 31, 2012	Provision	Payments	Balance December 31, 2013
	(in millions)
Personnel-related costs	$0.1	$5.2	$(2.8)	$2.5
Facility relocation and closure costs	0.8	1.5	(1.6)	0.7
	$0.9	$6.7	$(4.4)	$3.2

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Sealing Products	$0.4	$2.4	$0.9
Engineered Products	6.2	(0.1)	3.7
Power Systems	—	—	2.1
	$6.6	$2.3	$6.7

Also included in other operating expense for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.5 million and $2.4 million, respectively, primarily consisting of legal fees related to the bankruptcy of certain subsidiaries discussed further in Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
Non-Operating
In March 2015, we entered into privately negotiated transactions with certain holders of our Convertible Debentures to purchase the debentures. We recognized a $2.8 million pre-tax loss on the transaction. Refer to Note 12, “Long-Term Debt – Convertible Debentures” for additional information about the transaction.
In March 2014 and June 2014, we entered into privately negotiated transactions with certain holders of our Convertible Debentures to exchange them for shares of EnPro's common stock. Additionally, in September 2014, we completed a cash tender to purchase any and all of the remaining Convertible Debentures. These transactions resulted in a $10.0 million loss.
During 2015, 2014 and 2013, we recorded expense of $1.4 million, $4.4 million and $6.3 million, respectively, due to environmental reserve increases based on additional information at several specific sites of previously owned businesses. Refer to Note 20, "Commitments and Contingencies - Environmental" for additional information about our environmental liabilities.
In December 2014 we recorded a pre-tax gain of $27.7 million in connection with the sale of substantially all of the assets and transfer of certain liabilities of the GRT business unit. GRT, with a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. It had previously been managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses, of which $2.9 million is being held in an escrow account for 18 months to fund indemnification payments, if any, to the buyer under the agreement governing the sale. GRT reported net sales of $31.3 million and $30.1 million for the years ended December 31, 2014, and 2013, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations for GRT are not significant to our consolidated financial position or results of operations.

4.	Income Taxes
Income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$(3.0)	$(2.4)	$(4.3)
Foreign	(15.6)	35.0	40.1
Total	$(18.6)	$32.6	$35.8

A summary of income tax expense in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Current:
Federal	$(4.0)	$1.3	$(3.7)
Foreign	9.8	9.7	10.0
State	(2.4)	2.9	0.4
	3.4	13.9	6.7
Deferred:
Federal	3.6	(2.6)	3.3
Foreign	(6.0)	(0.5)	(1.5)
State	1.3	(0.2)	(0.1)
	(1.1)	(3.3)	1.7
Total	$2.3	$10.6	$8.4

Income tax benefits recorded directly to additional paid-in capital consist of the following:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Stock options exercised and restricted stock units vested	$(1.8)	$(0.5)	$(3.0)
Reacquisition of Convertible Debentures	—	(2.2)	—
	$(1.8)	$(2.7)	$(3.0)

Significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$10.9	$11.9
Accrual for post-retirement benefits other than pensions	3.2	4.3
Environmental reserves	6.4	7.0
Retained liabilities of previously owned businesses	2.4	3.7
Accruals and reserves	6.4	5.3
Pension obligations	12.6	16.7
Inventories	5.6	5.9
Asbestos settlement	11.3	11.9
Interest	9.4	9.1
Compensation and benefits	13.7	11.7
Gross deferred income tax assets	81.9	87.5
Valuation allowance	(17.6)	(19.9)
Total deferred income tax assets	64.3	67.6
Deferred income tax liabilities:
Depreciation and amortization	(44.9)	(45.1)
GST deconsolidation gain	(21.4)	(21.4)
Total deferred income tax liabilities	(66.3)	(66.5)
Net deferred tax assets (liabilities)	$(2.0)	$1.1

We offset deferred tax assets and liabilities against one another only to the extent they relate to the same tax jurisdiction. If this condition is not satisfied, the balances are classified independently on the balance sheet. As discussed in Note 1,

"Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance," we adopted authoritative guidance that simplifies the presentation of deferred income taxes through requiring that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This adoption was done on a prospective basis, and prior period presentation was not adjusted. The net deferred tax assets are reflected on the December 31, 2015 and 2014 Consolidated Balance Sheets as follows:

	2015	2014
	(in millions)
Prepaid expenses and other current assets	$—	$16.8
Deferred income taxes and income tax receivable	8.7	6.0
Accrued expenses	—	(0.2)
Other liabilities (non-current)	(10.7)	(21.5)
Net deferred tax assets (liabilities)	$(2.0)	$1.1

At December 31, 2015, we had $32.4 million of foreign tax net operating loss carryforwards (tax effect of $9.5 million) of which $12.2 million expire at various dates beginning in 2016, and $20.2 million have an indefinite carryforward period. We also had state tax net operating loss carryforwards with a tax effect of $0.5 million which expire at various dates between 2016 through 2033. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.
We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of $17.6 million and $19.9 million have been recorded as of December 31, 2015 and 2014, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	1.1	5.8	3.0
Research and employment tax credits	7.7	(4.0)	(7.2)
State and local taxes	4.1	5.5	7.5
Domestic production activities	5.5	(4.8)	—
Nondeductible goodwill impairment	(48.6)	—	—
Foreign tax rate differences	(10.2)	(5.9)	(8.5)
Uncertain tax positions	4.3	(2.7)	(5.5)
Statutory changes in tax rates	1.4	—	(1.3)
Valuation allowance	(2.1)	(0.5)	(6.0)
Nondeductible expenses	(6.6)	4.5	3.5
Other items, net	(3.9)	(0.5)	2.9
Effective income tax rate	(12.3)%	32.4%	23.4%

We have not provided for the federal and foreign withholding taxes on approximately $256 million of foreign subsidiaries’ undistributed earnings as of December 31, 2015, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would be approximately $2.3 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received deductions and foreign tax credits.

As of December 31, 2015 and 2014, we had $1.5 million and $3.1 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2015 and 2014, $1.5 million and $3.1 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.1 million and $0.3 million accrued for interest and penalties at December 31, 2015 and 2014, respectively. Income tax expense for the years ended December 31, 2015, 2014 and 2013, includes $0.1 million, $0.1 million and $0.1 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2015	2014	2013
Balance at beginning of year	$3.1	$5.9	$6.3
Additions based on tax positions related to the current year	0.3	0.4	1.0
Additions for tax positions of prior years	0.2	—	2.6
Reductions for tax positions of prior years	—	(1.5)	(0.8)
Reductions as a result of a lapse in the statute of limitations	(2.0)	(0.2)	(3.4)
Reductions as a result of audit settlements	—	(1.0)	—
Changes due to fluctuations in foreign currency	(0.1)	(0.5)	0.2
Balance at end of year	$1.5	$3.1	$5.9

US federal income tax returns after 2011 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2010 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $0.3 million. In addition, another $0.2 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

As discussed in Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance," the Company has corrected certain prior period errors by revising the relevant prior periods during the fourth quarter of 2015. Certain prior period balances included in this Note 4, "Income Taxes" are presented as corrected.

5.	Earnings (Loss) Per Share
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

	2015	2014	2013
Numerator (basic and diluted):
Net income (loss)	$(20.9)	$22.0	$27.4
Denominator:
Weighted-average shares – basic	22.5	23.1	20.9
Share-based awards	—	0.1	0.2
Convertible debentures and related warrants	—	2.6	2.4
Weighted-average shares – diluted	22.5	25.8	23.5
Earnings (loss) per share:
Basic	$(0.93)	$0.95	$1.31
Diluted	$(0.93)	$0.85	$1.17

As discussed further in Note 12, "Long-Term Debt - Convertible Debentures," we previously issued Convertible Debentures. Under the terms of the Convertible Debentures, upon conversion, we settled the par amount of our obligations in cash and the remaining obligations in common shares. Pursuant to applicable accounting guidelines, we include the conversion option effect in diluted earnings per share during such periods when our average stock price exceeded the adjusted conversion price per share. As discussed further in Note 12, "Long-Term Debt - Convertible Debentures," we purchased a portion of our outstanding Convertible Debentures in a privately negotiated transaction in March 2015, and the remaining amount was converted in October 2015.

We used a portion of the net proceeds from the original sale of the Convertible Debentures to enter into call options, consisting of hedge and warrant transactions, which entitled us to purchase shares of our stock from a financial institution at $33.79 per share and entitled the financial institution to purchase shares of our stock from us at $46.78 per share. The warrant transactions had a dilutive effect during such periods that the average price per share of our common stock exceeded the $46.78 per share strike price of the warrants. During the second quarter of 2015, we completed a previously announced agreement with this financial institution to effectively accelerate and offset settlement obligations of the parties under the call options which resulted in a net-share settlement of approximately 0.9 million shares being delivered to us. These shares were immediately retired and are no longer considered outstanding.
In the year ended December 31, 2015, there was a loss attributable to common shares. There were 0.8 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

6.	Inventories

	As of December 31,
	2015	2014
	(in millions)
Finished products	$110.2	$101.2
Work in process	25.6	22.1
Raw materials and supplies	49.0	45.7
	184.8	169.0
Reserve to reduce certain inventories to LIFO basis	(11.3)	(12.8)
Manufacturing inventories	173.5	156.2
Incurred costs related to long-term contracts	10.9	9.1
Progress payments related to long-term contracts	(6.0)	(5.6)
Net balance associated with completed-contract inventories	4.9	3.5
Total inventories	$178.4	$159.7
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method, where costs incurred exceed customer billings.
Refer to Note 7, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

7.	Long-Term Contracts

See Note 1, "Revenue Recognition" for information regarding engine contracts accounted for under the POC method.

Additional information regarding engine contracts accounted for under the POC method is as follows:

	As of December 31,
	2015	2014
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$215.0	$198.6
Cumulative billings on uncompleted POC contracts	198.2	200.0
	$16.8	$(1.4)

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2015	2014
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$23.5	$6.3
Accrued expenses (billings in excess of POC revenue recognized)	(6.7)	(7.7)
	$16.8	$(1.4)

Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	As of December 31,
	2015	2014
	(in millions)
Incurred costs relating to long-term contracts	$0.1	$5.9
Progress payments related to long-term contracts	(1.0)	(10.5)
Net balance associated with completed-contract inventories	$(0.9)	$(4.6)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method, where customer billings exceed costs incurred.

Progress payments related to long-term contracts in the table above are either advanced billings or milestone billings to the customer on contracts accounted for under the completed-contract method. Upon shipment of the completed engine, revenue associated with the engine is recognized, and the incurred inventoried costs and progress payments are relieved.
At December 31, 2015 and 2014, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses in the accompanying Consolidated Balance Sheets. Refer to Note 6, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At December 31, 2015 and 2014, deposits and progress payments for long lead time components totaled $1.8 million and $2.9 million. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

8.	Property, Plant and Equipment

	As of December 31,
	2015	2014
	(in millions)
Land	$11.1	$9.0
Buildings and improvements	100.0	91.6
Machinery and equipment	362.6	358.7
Construction in progress	30.1	35.0
	503.8	494.3
Less accumulated depreciation	(292.3)	(295.0)
Total	$211.5	$199.3

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2015 and 2014 are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2013	$153.7	$59.4	$7.1	$220.2
Foreign currency translation	(2.7)	(3.1)	—	(5.8)
Sale of business	(9.0)	—	—	(9.0)
Acquisitions	27.0	—	—	27.0
Goodwill as of December 31, 2014	169.0	56.3	7.1	232.4
Foreign currency translation	(2.1)	(1.1)	—	(3.2)
Impairment	—	(46.1)	—	(46.1)
Acquisitions	12.8	—	—	12.8
Goodwill as of December 31, 2015	$179.7	$9.1	$7.1	$195.9

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of December 31, 2015, 2014 and 2013, $154.8 million for the Engineered Products segment as of December 31, 2015, and $108.7 million of accumulated impairment losses for the Engineered Products segment as of December 31, 2014 and 2013.

Identifiable intangible assets are as follows:

	As of December 31, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$212.5	$112.0	$213.6	$98.2
Existing technology	63.0	26.9	53.7	22.7
Trademarks	35.3	18.4	33.8	16.7
Other	24.1	21.9	24.0	20.8
	334.9	179.2	325.1	158.4
Indefinite-Lived:
Trademarks	34.7	—	36.1	—
Total	$369.6	$179.2	$361.2	$158.4

During the year ended December 31, 2015, we determined $0.9 million of amortized trademarks associated with CPI were impaired and therefore were written off. This amount is included in goodwill and other intangible asset impairment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

Additionally, in connection with the restructuring activities discussed in Note 3, "Other Income (Expense) - Operating," $1.6 million of customer relationship intangible assets associated with the exited CPI businesses were written off. This amount is included in other (operating) expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $21.9 million, $23.0 million and $24.1 million, respectively.
The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2016	$19.9
2017	$19.3
2018	$18.4
2019	$17.6
2020	$17.1

10.	Accrued Expenses

	As of December 31,
	2015	2014
	(in millions)
Salaries, wages and employee benefits	$42.8	$43.0
Interest	36.7	35.3
Customer advances	8.9	13.5
Income and other taxes	10.3	8.7
Other	41.9	31.1
	$140.6	$131.6

11.	Related Party Transactions
The deconsolidation of GST from our financial results, discussed more fully in Note 1, "Summary of Significant Accounting Policies - Investment in GST" and Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.

As of December 31, 2015 and 2014, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $24.3 million and $23.6 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Years Ended December 31,
Description		2015	2014	2013
		(in millions)
Sales to GST	Net sales	$30.6	$31.1	$24.4
Purchases from GST	Cost of sales	$20.7	$24.7	$26.5
Interest expense to GST	Interest expense	$31.6	$30.5	$29.1

	Consolidated Balance Sheets Caption	As of December 31,
Description		2015	2014
		(in millions)
Due from GST	Accounts receivable	$16.5	$18.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$100.6	$73.0
Due from GST	Other assets	$1.3	$1.1
Due to GST	Accounts payable	$8.0	$7.5
Accrued interest to GST	Accrued expenses	$31.2	$29.8

12.	Long-Term Debt

	As of December 31,
	2015	2014
	(in millions)
Convertible Debentures	$—	$22.4
Senior Notes	298.0	297.7
Revolving debt	62.2	—
Other notes payable	0.8	1.0
	361.0	321.1
Less current maturities of long-term debt	0.1	22.5
	$360.9	$298.6

Convertible Debentures

In October 2005, we issued $172.5 million in aggregate principal amount of Convertible Debentures, net of an original issue discount of $61.3 million. The Convertible Debentures bore interest at the annual rate of 3.9375%, with interest due on April 15 and October 15 of each year, and matured on October 15, 2015. The Convertible Debentures were direct, unsecured and unsubordinated obligations and ranked equal in priority with all unsecured and unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness.
In March 2015, we purchased for cash approximately $21.3 million in aggregate principal amount of Convertible Debentures in a privately negotiated transaction. We paid $44.9 million to complete the transaction of which $23.3 million was allocated to the extinguishment of the liability component and the remaining $21.6 million was allocated to the reacquisition of the associated conversion option. We recognized a $2.8 million pre-tax loss on the transaction ($1.8 million net of tax) which is included in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.
In the fourth quarter of 2015, we received conversion requests representing all $2.2 million of the remaining Convertible Debentures outstanding. Under the terms of the Debentures, each holder received a cash payment up to the par value of the Convertible Debentures being converted, plus a number of shares of our common stock, determined over a twenty (20) trading day settlement period. Accordingly, these holders received in November 2015 approximately $2.2 million in cash plus approximately 19,610 shares of our common stock, subject to stock price changes during the remaining settlement period.
Senior Notes
In September 2014, we issued $300.0 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million.
A portion of the net proceeds of the Senior Notes was used to repay outstanding borrowings under our senior secured revolving credit facility, including borrowings made to fund a purchase of the Convertible Debentures in 2014.
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
The borrowing availability under our Revolving Credit Facility at December 31, 2015 was $228.4 million after giving consideration to $9.4 million of outstanding letters of credit and $62.2 million of outstanding borrowings.
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2016	$0.1
2017	0.2
2018	0.2
2019	62.3
2020	0.1
Thereafter	300.1
$363.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In the Consolidated Balance Sheets, these amounts are shown net of debt discounts aggregating $2.0 million pursuant to applicable accounting rules.

Debt Issuance Costs
During 2014, we capitalized $7.3 million of debt issuance costs in connection with the amendment to the Revolving Credit Facility and the issuance of the Senior Notes. The capitalized debt issuance costs are amortized to interest expense over the respective lives of the debt instruments.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2015	December 31, 2014
	(in millions)
Assets
Cash equivalents:
Money market	$—	$117.7
Time deposits	24.2	22.8
	24.2	140.5
Deferred compensation assets	5.4	5.6
	$29.6	$146.1
Liabilities
Deferred compensation liabilities	$6.6	$7.9
	$6.6	$7.9
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$361.0	$360.3	$321.1	$345.3
Notes payable to GST	$283.2	$281.7	$271.0	$278.3

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
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. We recorded $9.2 million, $8.4 million and $7.4 million in expenses in 2015, 2014 and 2013, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. We made no contribution to our U.S. pension plans during 2015. During 2014 and 2013, we contributed $48.5 million and $22.5 million, respectively, in cash to our U.S. pension plans. The 2014 contribution fully funded expected regulatory contributions for 2014. This shift in contribution strategy was precipitated by an increase in the PBGC variable-rate premiums which are assessed on underfunded balances. We anticipate there will be no required funding in 2016 to our U.S. defined benefit pension plans. Additionally, we expect to make total contributions of approximately $0.4 million in 2016 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $283.4 million, $275.3 million and $242.5 million at December 31, 2015, and $291.5 million, $283.8 million and $253.1 million at December 31, 2014, respectively.

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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2015 and 2014.

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$291.5	$246.2	$3.0	$4.7
Service cost	4.9	5.2	0.1	0.1
Interest cost	12.0	11.8	0.2	0.1
Actuarial loss (gain)	(18.1)	46.0	(0.4)	(0.2)
Amendments	—	—	0.6	—
Benefits paid	(9.9)	(16.1)	(0.1)	(1.7)
Benefit obligations assumed in business combination	5.2	—	—	—
Other	(2.2)	(1.6)	—	—
Projected benefit obligations at end of year	283.4	291.5	3.4	3.0

Change in Plan Assets
Fair value of plan assets at beginning of year	253.1	198.6
Actual return on plan assets	(3.8)	22.3
Administrative expenses	(0.5)	(0.6)
Benefits paid	(9.9)	(16.1)
Company contributions	0.7	48.9
Plan assets acquired in business combination	2.9	—
Fair value of plan assets at end of year	242.5	253.1

Underfunded Status at End of Year	$(40.9)	$(38.4)	$(3.4)	$(3.0)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(0.2)	$(0.3)	$(0.1)	$(0.1)
Long-term liabilities	(40.7)	(38.1)	(3.3)	(2.9)
	$(40.9)	$(38.4)	$(3.4)	$(3.0)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2015 and 2014 consist of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(in millions)
Net actuarial (gain) loss	$77.1	$80.7	$(0.5)	$(0.1)
Prior service cost	1.4	1.6	0.7	0.1
	$78.5	$82.3	$0.2	$—

The accumulated benefit obligation for all defined benefit pension plans was $275.3 million and $283.8 million at December 31, 2015 and 2014, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2015, 2014 and 2013.

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.9	$5.2	$6.3	$0.1	$0.1	$0.4
Interest cost	12.0	11.8	10.6	0.2	0.1	0.2
Expected return on plan assets	(18.2)	(16.3)	(13.2)	—	—	—
Amortization of prior service cost	0.2	0.1	0.2	—	—	0.1
Amortization of net loss	6.9	2.5	9.4	—	—	—
Settlement	—	—	—	—	—	0.1
Deconsolidation of GST	(0.7)	(0.3)	(1.8)	—	—	—
Net periodic benefit cost	5.1	3.0	11.5	0.3	0.2	0.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	3.3	39.9	(46.5)	(0.4)	(0.2)	(1.0)
Prior service cost	—	0.5	—	0.6	—	—
Amortization of net loss	(6.9)	(2.5)	(9.4)	—	—	—
Amortization of prior service cost	(0.2)	(0.1)	(0.2)	—	—	(0.1)
Other adjustment	(0.1)	(0.3)	—	—	—	(0.1)
Total recognized in other comprehensive income	(3.9)	37.5	(56.1)	0.2	(0.2)	(1.2)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1.2	$40.5	$(44.6)	$0.5	$—	$(0.4)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.8 million and $0.1 million, respectively. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.63%	4.25%	5.0%	4.63%	4.25%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.25%	5.0%	4.0%	4.25%	5.0%	4.0%
Expected long-term return on plan assets	7.25%	8.0%	8.0%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.63% at December 31, 2015. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2016. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $1.2 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to EnPro's current investment policy.
We use the RP-2014 mortality table with the MP-2015 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2015	2014
Health care cost trend rate assumed for next year	6.7%	6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2024

A one percentage point change in the assumed health-care cost trend rate would have an insignificant impact on net periodic benefit cost and on benefit obligations.
Plan Assets
The asset allocation for pension plans at the end of 2015 and 2014, and the target allocation for 2016, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2016	2015	2014
Asset Category
Equity securities	40%	39%	39%
Fixed income	60%	61%	61%
	100%	100%	100%

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

The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(in millions)
Mutual funds – U.S. equity	$63.5	$66.8
Fixed income treasury and money market	146.4	152.5
Mutual funds – international equity	31.8	33.0
Cash equivalents	0.8	0.8
	$242.5	$253.1

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2016	$11.5	$0.2
2017	12.4	0.2
2018	13.3	0.2
2019	14.2	0.3
2020	15.2	1.0
Years 2021 – 2025	87.9	0.9

15.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $18.0 million were made during year ended December 31, 2015. Cash dividends declared per common share were $0.80 for the year ended December 31, 2015.
On February 24, 2016 our Board of Directors declared a cash dividend of $0.21 per share payable on March 23, 2016 to shareholders of record at the close of business on March 9, 2016
In February 2015, our board of directors authorized the repurchase of up to $80.0 million of our outstanding common shares. The repurchase plan was completed in April 2015 after purchasing 1.2 million shares at an average price of $66.76 per share.
In October 2015, our board of directors authorized the purchase of up to $50.0 million of our outstanding common shares from time to time. During the remainder of 2015, we repurchased 0.1 million additional shares for $6.0 million. Of this amount, $5.3 million had settled as of December 31, 2015. The shares were retired upon purchase.
Subsequent to December 31, 2015, the remaining repurchases noted above settled, and we repurchased an additional 0.2 million shares for $5.7 million.

16.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$41.6	$(64.0)	$(0.6)	$(23.0)
Other comprehensive income before reclassifications	1.0	29.7	—	30.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.1	0.6	6.7
Net current-period other comprehensive income	1.0	35.8	0.6	37.4
Balance at December 31, 2013	42.6	(28.2)	—	14.4
Other comprehensive loss before reclassifications	(25.6)	(24.5)	—	(50.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	—	1.6
Net current-period other comprehensive loss	(25.6)	(22.9)	—	(48.5)
Balance at December 31, 2014	17.0	(51.1)	—	(34.1)
Other comprehensive loss before reclassifications	(21.9)	(1.8)	—	(23.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.7	—	3.7
Net current-period other comprehensive income (loss)	(21.9)	1.9	—	(20.0)
Balance at December 31, 2015	$(4.9)	$(49.2)	$—	$(54.1)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Statement of Operations Caption
	Years Ended December 31,
	2015	2014	2013
	(in millions)
Amortization of pension and other postretirement plans:
Actuarial losses	$6.9	$2.5	$9.4	(1)
Prior service costs	0.2	0.1	0.3	(1)
Total before tax	7.1	2.6	9.7
Tax benefit	(3.4)	(1.0)	(3.6)	Income tax expense
Net of tax	$3.7	$1.6	$6.1
Gains and losses on cash flow hedges:
Foreign exchange contracts	$—	$—	$1.0	Cost of sales
Tax benefit	—	—	(0.4)	Income tax expense
Net of tax	$—	$—	$0.6

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 14, "Pensions and Postretirement Benefits" for additional details).

17.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 5.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2015, there are 0.4 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.

The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2015, there was $6.6 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.3 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2015, 2014 and 2013. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued (if any) in cash, and shares are forfeited if a grantee terminates employment. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period. As of December 31, 2015, there was $1.7 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.5 years.
Restricted shares, with three or four-year restriction periods from the initial grant date were issued in 2014 and 2013 to executives and other key employees. Compensation expense related to the restricted shares is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted-average vesting period of 0.6 years.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	302,487	$29.43	219,202	$39.52	40,584	$37.27
Granted	99,174	44.97	169,872	44.63	11,330	55.09
Vested	(141,985)	20.93	(70,381)	42.30	(21,834)	34.04
Forfeited	(24,651)	41.24	(40,930)	41.38	—	—
Achievement level adjustment	—	—	(10,985)	37.65	—	—
Shares settled for cash	(18,709)	47.13	—	—	—	—
Nonvested at December 31, 2013	216,316	41.77	266,778	41.62	30,080	46.32
Granted	127,054	71.83	102,060	71.83	—	—
Vested	(35,142)	42.14	(31,091)	37.65	(3,750)	39.25
Forfeited	(19,545)	57.19	(32,144)	51.90	(15,000)	41.47
Achievement level adjustment	—	—	(78,383)	37.65	—	—
Shares settled for cash	(19,098)	42.83	—	—	—	—
Nonvested at December 31, 2014	269,585	54.60	227,220	55.65	11,330	55.09
Granted	94,623	63.98	115,197	68.31	—	—
Vested	(38,457)	37.67	(98,230)	44.63	—	—
Forfeited	(34,157)	59.34	(3,398)	60.09	—	—
Achievement level adjustment	—	—	(42,387)	44.63	—	—
Shares settled for cash	(27,563)	37.65	—	—	—	—
Nonvested at December 31, 2015	264,031	$61.74	198,402	$67.22	11,330	$55.09

The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued.
Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2015, there was an insignificant amount of unrecognized compensation cost related to nonvested stock options.
The following table provides certain information with respect to stock options as of December 31, 2015:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $40.00	91,318	91,318	$34.55	2.3
Over $40.00	20,554	12,125	$42.24	5.1
Total	111,872	103,443	$35.45	2.6

A summary of option activity under the Plan as of December 31, 2015, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2014	114,239	$36.09
Exercised	(2,367)	42.24
Balance at December 31, 2015	111,872	$35.96

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2015	2014	2013
Options outstanding	$0.9	$3.0	$2.7
Options exercisable	$0.9	$2.7	$2.3
Options exercised	$0.1	$0.4	$—
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2015	2014	2013
Compensation expense	$4.1	$9.8	$6.0
Related income tax benefit	$1.5	$3.7	$2.2

Each non-employee director receives an annual grant of phantom shares equal in value to $90,000. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2015, 2014 and 2013 related to these phantom share grants was $0.7 million, $0.9 million and $1.3 million, respectively. Cash payments of $0.4 million were used to settle phantom shares during 2013. No cash payments were used to settle phantom shares in 2015 or 2014.

18.	Business Segment Information
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
Segment operating results and other financial data for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Sales
Sealing Products	$705.6	$664.3	$622.9
Engineered Products	297.8	357.6	356.4
Power Systems	204.6	200.1	167.6
	1,208.0	1,222.0	1,146.9
Intersegment sales	(3.6)	(2.7)	(2.7)
Total sales	$1,204.4	$1,219.3	$1,144.2
Segment Profit
Sealing Products	$84.3	$85.6	$97.1
Engineered Products	6.4	26.8	17.6
Power Systems	27.1	28.5	14.0
Total segment profit	117.8	140.9	128.7
Corporate expenses	(28.2)	(42.9)	(33.3)
Goodwill and other intangible asset impairment	(47.0)	—	—
Asbestos settlement	—	(30.0)	—
Interest expense, net	(52.1)	(44.1)	(44.3)
Other income (expense), net	(9.1)	8.7	(15.3)
Income (loss) before income taxes	$(18.6)	$32.6	$35.8

No customer accounted for 10% or more of net sales in 2015, 2014 or 2013.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Capital Expenditures
Sealing Products	$17.0	$19.7	$14.3
Engineered Products	14.8	11.8	14.0
Power Systems	4.9	10.2	2.4
Corporate	0.1	0.1	—
Total capital expenditures	$36.8	$41.8	$30.7

Depreciation and Amortization Expense
Sealing Products	$34.3	$31.0	$30.4
Engineered Products	19.4	22.5	22.4
Power Systems	4.1	3.7	3.6
Corporate	0.3	0.3	0.2
Total depreciation and amortization	$58.1	$57.5	$56.6

Net Sales by Geographic Area
United States	$696.2	$674.1	$620.3
Europe	289.5	315.9	308.6
Other foreign	218.7	229.3	215.3
Total	$1,204.4	$1,219.3	$1,144.2

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2015	2014
	(in millions)
Assets
Sealing Products	$631.7	$578.3
Engineered Products	231.5	308.7
Power Systems	162.2	145.6
Corporate	478.1	570.1
	$1,503.5	$1,602.7

Long-Lived Assets
United States	$135.2	$130.6
France	24.6	27.3
Other Europe	24.2	28.5
Other foreign	27.5	12.9
Total	$211.5	$199.3

Corporate assets include all of our cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

19.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. GST is seeking an order confirming a plan of reorganization that provides for the establishment of such a facility and repayment of creditors in full, and a confirmation hearing is scheduled for August 2016. GST's plan is supported by the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") but opposed by the official committee representing current asbestos claimants (the "Current Asbestos Claimants' Committee").
In November 2011, GST filed an initial proposed plan of reorganization with the Bankruptcy Court. GST's initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim (any pending claim or one that arises between the Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement, pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any final judgment entered after trial in federal court. The initial proposed plan was revised and replaced by GST's first amended proposed plan of reorganization filed in May 2014.
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
The decision validates the positions that GST has been asserting for the more than four years it had been in the Chapter 11 process. Following are several important findings in the opinion:

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

In June 2014, the Current Asbestos Claimants' Committee filed filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.

On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and supersedes the prior plans filed by GST. If approved by the Bankruptcy Court and implemented, the second amended plan will provide certainty and finality to the expenditures necessary to resolve all current and future asbestos claims against GST and against its Garrison and Anchor Packing subsidiaries. The Future Claimants' Representative has agreed to support, recommend and vote in favor of the second amended plan, which provides payments to all claimants who have a compensable disease and had meaningful contact with GST asbestos containing products. GST believes that the second amended plan is sufficient to pay all valid claims in full.
The second amended plan provides for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec upon consummation of the plan and additional contributions from GST aggregating $77.5 million over the seven years following consummation of the plan) and a litigation fund (which would receive $30 million from GST upon consummation of the plan) to fund the defense and payment of claims of claimants who elect to pursue litigation under the plan rather than accept the settlement option under the plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The plan provides that GST will pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The second amended plan provides that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $10.0 million GST will contribute the difference to the settlement facility. In addition, the second amended plan provides that, during the 40-year period following confirmation of the plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. The maximum aggregate amount of all such contingent supplementary contributions over that period is $132 million. GST, and we, believe that initial contributions to the litigation fund may likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0. Under the plan, EnPro would guarantee GST’s payment of the scheduled $77.5 million of deferred contributions plus accrued interest to the settlement facility and, to the extent they are required, the supplementary contributions to the litigation fund. Additional details of the second amended plan are described below in Note 20, “Commitments and Contingencies - Asbestos - GST’s Second Amended Proposed Plan of Reorganization.”
The second amended plan incorporates the Bankruptcy Court’s determination in January 2014 that $125 million is sufficient to satisfy GST’s aggregate liability for present and future mesothelioma claims; however, it also provides additional funds to provide full payment for non-mesothelioma claims and to gain the support of the Future Claimants’ Representative of the plan. Under the terms of the plan, we would retain 100% of the equity interests of GST LLC. The plan also provides for the extinguishment of all derivative claims against us based on GST asbestos products and operations.
We anticipate that payments under the plan to the settlement facility and litigation fund by GST, which will be paid primarily from GST cash balances and remaining insurance and the payment to the settlement facility by Coltec, will be deductible against U.S. taxes. We plan to seek an IRS determination to that effect.
The Current Asbestos Claimants' Committee and their law firms continue to oppose the second amended plan of reorganization.
On April 10, 2015, the Bankruptcy Court entered an order that approved the disclosure statement for the second amended plan of reorganization, established an asbestos claims bar date and approved procedures for voting and soliciting votes for the second amended plan. The Bankruptcy Court also approved the method for providing notice of the second amended plan and asbestos claims bar date to known and unknown claimants and the form and substances of the notices. Under such order, proofs of claim had to be filed on or before October 6, 2015 for all claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, or be subject to being forever barred, and claimants were required to submit ballots voting on the approval of the second amended plan by October 6, 2015. In addition, proofs of claim for claims arising after August 1, 2014 were permitted to be filed at the claimant's option. Proofs of claim for approximately 180,000 claims were filed by that date, including approximately 10,000 claims alleging mesothelioma. GST believes a large majority of the claims are without merit because GST believes that such claimants will not be able to demonstrate exposure to GST's products or any compensable disease. In addition, based on its preliminary analysis, GST believes that a significant number of the claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations, and are therefore invalid. Current claimants or their representatives who filed ballots by the October 6, 2015 voting deadline overwhelmingly voted against approval of the plan; the future claims representative voted in favor of approval of the plan. The

Bankruptcy Court has scheduled the hearing on confirmation of the second amended plan of reorganization to commence on August 15, 2016.
A hearing is scheduled to be held before the Bankruptcy Court commencing on March 10, 2016 to resolve certain motions for summary judgment filed by GST and the Current Asbestos Claimants’ Committee with regard to the second amended plan of reorganization. The motions address (i) whether compliance with Section 524(g) of the Bankruptcy Code, which includes the requirement that a plan of reorganization be approved by a vote of 75 percent of the asbestos claimants, is the exclusive means for the confirmation of a plan of reorganization that resolves current and future asbestos liability claims, (ii) whether the Future Claimants’ Representative has the authority to vote on behalf of future asbestos claimants on approval of the second amended plan, and (iii) whether asbestos claims are impaired under the second amended plan. A final determination adverse to GST on the first issue listed above or on both the second and third issues would preclude confirmation of the second amended plan. A final determination favorable to GST on these issues would clear this interim obstacle to potential confirmation of the second amended plan following the hearing on the plan scheduled for August 15, 2016.
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
GST continues to seek a consensual resolution that will also be acceptable to representatives of current claimants, recognizing that an agreed settlement would provide the best path to certainty and finality through section 524(g) of the Bankruptcy Code, provide for faster and more efficient completion of the case, save significant future costs, and allow for the attainment of complete finality. In January 2016, GST was invited to participate in ongoing negotiations with the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee to resolve the terms of claims resolution procedures that would be an integral part of any potential consensual settlement with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee. To permit the parties to continue to focus on negotiation of a potential consensual settlement, GST, the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee agreed to postpone to March 10, 2016 the hearing originally scheduled to be held on January 6, 2016 and re-scheduled to March 1, 2016. There can be no assurance that the current or any future negotiations will result in a settlement among GST and both the Future Claimants’ Representative and the Current Asbestos Claimant’ Committee. However, GST believes that its current course, pursuant to its second amended plan, can also result in a successful reorganization, without support of the Current Asbestos Claimants' Committee and despite the opposition of the current asbestos claimants demonstrated overwhelmingly in the balloting on the plan.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.

GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net sales	$217.6	$240.6	$244.8
Cost of sales	137.1	146.5	145.3
Gross profit	80.5	94.1	99.5
Operating expenses:
Selling, general and administrative	43.5	47.5	41.7
Asbestos-related	0.6	(127.2)	2.3
Other	0.3	1.6	0.5
Total operating expenses	44.4	(78.1)	44.5
Operating income	36.1	172.2	55.0
Interest income, net	32.1	31.0	29.7
Income before reorganization expenses and income taxes	68.2	203.2	84.7
Reorganization expenses	(25.6)	(16.5)	(44.6)
Income before income taxes	42.6	186.7	40.1
Income tax expense	(16.2)	(72.9)	(18.7)
Net income	$26.4	$113.8	$21.4
Comprehensive income	$17.0	$101.9	$20.8

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
Net cash flows from operating activities	$57.7	$63.0	$48.2
Investing activities
Purchases of property, plant and equipment	(5.3)	(7.0)	(8.7)
Net payments from loans to affiliates	(5.2)	(3.4)	(12.8)
Net purchases of held-to-maturity securities	(36.7)	(28.3)	(25.0)
Other	(0.7)	1.3	(0.2)
Net cash used in investing activities	(47.9)	(37.4)	(46.7)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(2.4)	(2.3)
Net increase (decrease) in cash and cash equivalents	5.9	23.2	(0.8)
Cash and cash equivalents at beginning of year	66.0	42.8	43.6
Cash and cash equivalents at end of year	$71.9	$66.0	$42.8

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets
As of December 31, 2015 and 2014
(in millions)

	2015	2014
Assets:
Current assets	$406.1	$370.9
Asbestos insurance receivable	62.0	80.7
Deferred income taxes	105.6	85.6
Notes receivable from affiliate	271.0	259.3
Other assets	67.8	73.5
Total assets	$912.5	$870.0
Liabilities and Shareholder’s Equity:
Current liabilities	$40.5	$42.7
Other liabilities	114.4	86.6
Liabilities subject to compromise (A)	339.1	339.1
Total liabilities	494.0	468.4
Shareholder’s equity	418.5	401.6
Total liabilities and shareholder’s equity	$912.5	$870.0

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. GST has undertaken to project the number and ultimate cost of all present and future bodily injury claims expected to be asserted, based on actuarial principles, and to measure probable and estimable liabilities under generally accepted accounting principles. GST has accrued $337.5 million as of December 31, 2015 for asbestos related claims. The accrual consists of total funding consisting of (a) $327.5 million for present and future asbestos claims against GST that have not been resolved by settlement prior to the Petition Date plus litigation and administrative expenses, and (b) $10.0 million for claims resolved by enforceable settlement and were not paid prior to the Petition Date and contributions by GST to the settlement facility under the second amended plan to the extent such claims are less than $10.0 million. See Note 20, “Commitments and Contingencies – Asbestos.”

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

Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2015 and 2014, we had accrued liabilities of $16.8 million and $17.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During 2013, we accrued a liability of $6.3 million related to environmental remediation costs associated with the pre-1983 site ownership and operation of the former Trent Tube facility in East Troy, Wisconsin. The Trent Tube facility was operated by Crucible Materials Corporation from 1983 until its closure in 1998. Crucible Materials Corporation commenced environmental remediation activities at the site in 1999. In connection with the bankruptcy of Crucible Materials Corporation, a trust was established to fund the remediation of the site. We have reviewed the trust's assets and valued them at $750,000 for our internal purposes in 2013. During 2013, the Wisconsin Department of Natural Resources first notified us of potential liability for remediation of the site as a potentially responsible party under Wisconsin's “Spill Act” which provides that potentially responsible parties may be jointly and severally liable for site remediation. On April 1, 2015, we entered into a Consent Order with the Wisconsin Department of Natural Resources regarding remediation and, based on our evaluation of the site, believe that the amounts previously reserved are adequate to fulfill our obligations under the order.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including confirmation as to whether a predecessor of Coltec operated mines at all of the sites identified by the EPA, and any potential remediation that may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the year ended December 31, 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the matter, including the cost of the investigative work to be conducted at the first two sites identified by the EPA.
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
In the third quarter of 2015, we recorded income in connection with a reassessment of the potential liability related to the above-described retiree medical benefits based on the actuarial determination that there is no longer potential liability for any shortfalls in the First Benefits Trust, and, accordingly, we reduced the potential liability by $2.9 million. The effect of this adjustment is reflected in other nonoperating income (expense) on the accompanying Consolidated Statements of Operations.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(in millions)
Balance at beginning of year	$3.5	$3.8
Charges to expense	3.3	2.9
Settlements made	(2.0)	(3.2)
Balance at end of year	$4.8	$3.5

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court at Brive-la-Gaillarde rejected BorgWarner's request for "fast track" proceedings. The final report of the expert panel is anticipated to be issued in or around the second quarter of 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin. AVL claims that it was unable to conduct its desired level of engine testing and asserts alternative damages theories based on rescission and lost profits. A trial is scheduled to begin on April 25, 2016 in the United States District Court, Western District of Wisconsin. We are vigorously defending these claims and believe that Fairbanks Morse has valid factual and legal defenses to these claims.
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
Subsidiary Chapter 11 Filing and Effect. On the Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were the initial step in a claims resolution process, which is ongoing. See Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for additional information about this process and its impact on us.
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
Pending Claims. On the Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. One cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
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
Insurance Coverage. At December 31, 2015, we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.6 million since the Petition Date, including $21.2 million in 2015. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $80.0 million is in addition to the $21.2 million collected in 2015. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007, including $0.5 million in payments received in 2015, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
Given the Bankruptcy Court's January 2014 decision estimating GST's liability for present and future mesothelioma claims at $125 million and GST's filing in May 2014 of its first amended proposed plan of reorganization setting out its intention to fund a plan with total consideration of $275 million, GST undertook to revise its estimate of its ultimate expenditures to resolve all present and future asbestos claims against it to be no less than the amounts required under its amended proposed plan. Similarly, while GST believes it to be an unlikely worst case scenario, GST believed its ultimate expenditures to resolve all asbestos claims against it could be no more than the total value of GST. As a result, GST believed that its ultimate asbestos expenditures would be somewhere in that range between those two values and therefore revised its estimate to the low end of the range. Accordingly, at June 30, 2014, GST revised its estimate of its ultimate expenditures to resolve all present and future asbestos claims to $280.5 million, the amount of expenditures to resolve all asbestos claims under that amended plan.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million will be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believes the low end of the range of values that will be necessary for it to fund to resolve all present and future claims is now $337.5 million. Accordingly, GST has revised its estimate of its ultimate asbestos expenditures to $337.5 million and has recorded its liability at December 31, 2015 at that amount. GST’s estimate of its ultimate asbestos expenditures of $337.5 million does not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believes that initial contributions to the litigation fund may likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions is $0.
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
GST's Second Amended Proposed Plan of Reorganization. On January 14, 2015, we announced that GST and we had reached agreement with the Future Claimants' Representative that includes a second amended proposed plan of reorganization. The Future Claimants' Representative agreed to support, vote for and help GST gain confirmation of the second amended plan of reorganization in exchange for an increase in the funds available for settlements, limited revisions to the criteria and procedures for settlements and a limited funding backstop to the litigation option that the plan offers to claimants who choose not to accept the plan’s settlement option. Terms of the second amended proposed plan of reorganization, including the $30 million contribution to be made by Coltec to the settlement facility under the second amended plan and our guarantee of GST's obligations to make contributions to the settlement facility and the litigation fund under the plan after the consummation of the plan, are described above in Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
The second amended plan would establish two facilities to resolve unliquidated present and future asbestos claims – a settlement facility and a litigation fund. The settlement facility, administered by an independent trustee, will handle settlement offers under the plan. Claimants will be able to compute their offers from a matrix in the plan that contains objective criteria such as disease, age, whether the injured party left or will leave a spouse, and whether there are dependents. The amounts of the matrix values have been set based on an economic analysis and are designed to ensure that the funding provides future claimants the same recoveries as comparable current claimants.
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
The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction permanently protecting us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec will contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro will guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of the second amended plan, and (d) Coltec and its affiliates will subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of the second amended plan. Those provisions are incorporated into the terms of the second amended plan only in the context of the specifics of the plan, which would result in the equity interests of GST LLC being retained by the reconsolidation of GST LLC into the Company and an injunction protecting us from future GST claims. As a result of Coltec’s agreement to fund a contribution of $30 million to the settlement facility pursuant to the second amended plan of reorganization, we recorded a $30.0 million charge to establish this liability in our 2014 results.
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
Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2015 (in millions):

2016	$10.2
2017	9.0
2018	7.8
2019	6.7
2020	6.3
Thereafter	4.7
Total minimum payments	$44.7

Net rent expense was $14.3 million, $13.2 million and $15.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

21.	Supplemental Guarantor Financial Information
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

We have revised our December 31, 2014 Condensed Consolidating Balance Sheet that was presented in our Supplemental Guarantor Financial Information footnote in the SEC Form 10-K for the year ended December 31, 2014 and the SEC Forms 10-Q for the periods ending September 30, 2015, June 30, 2015, and March 31, 2015.  The impact on the Parent's previously issued financial information is a decrease of $13.6 million to Investment in subsidiaries and Total shareholders' equity. The impact the Guarantor Subsidiaries' previously issued financial information, as well as the Consolidated column is (i) a $12.3 million increase to Other liabilities, (ii) a $1.3 million decrease to Other assets, and (iii) a $13.6 million decrease to Total shareholders' equity. The presentation of the Non-Guarantor Subsidiaries did not change. The adjustments had no impact on the Condensed Consolidating Statement of Operations, Condensed Consolidating Statement of Comprehensive Income or Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014. Refer to Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance" for more information about this revision.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$837.8	$428.1	$(61.5)	$1,204.4
Cost of sales	—	591.6	278.8	(61.5)	808.9
Gross profit	—	246.2	149.3	—	395.5
Operating expenses:
Selling, general and administrative	27.6	157.1	118.1	—	302.8
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	1.8	1.2	5.1	—	8.1
Total operating expenses	29.4	163.9	164.6	—	357.9
Operating income (loss)	(29.4)	82.3	(15.3)	—	37.6
Interest expense, net	(13.1)	(38.8)	(0.2)	—	(52.1)
Other expense, net	(2.8)	(1.3)	—	—	(4.1)
Income (loss) before income taxes	(45.3)	42.2	(15.5)	—	(18.6)
Income tax benefit (expense)	12.1	(9.5)	(4.9)	—	(2.3)
Income (loss) before equity in earnings of subsidiaries	(33.2)	32.7	(20.4)	—	(20.9)
Equity in earnings of subsidiaries, net of tax	12.3	(20.4)	—	8.1	—
Net income (loss)	$(20.9)	$12.3	$(20.4)	$8.1	$(20.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$(20.9)	$12.3	$(20.4)	$8.1	$(20.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.9)	(21.9)	(21.9)	43.8	(21.9)
Pension and post-retirement benefits adjustment (excluding amortization)	(3.4)	(3.6)	0.5	3.1	(3.4)
Amortization of pension and post-retirement benefits included in net income	7.1	7.1	0.2	(7.3)	7.1
Other comprehensive loss, before tax	(18.2)	(18.4)	(21.2)	39.6	(18.2)
Income tax expense related to items of other comprehensive loss	(1.8)	(1.7)	(0.2)	1.9	(1.8)
Other comprehensive loss, net of tax	(20.0)	(20.1)	(21.4)	41.5	(20.0)
Comprehensive loss	$(40.9)	$(7.8)	$(41.8)	$49.6	$(40.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$801.4	$456.3	$(38.4)	$1,219.3
Cost of sales	—	555.5	285.5	(38.4)	802.6
Gross profit	—	245.9	170.8	—	416.7
Operating expenses:
Selling, general and administrative	41.1	144.5	133.9	—	319.5
Asbestos settlement	—	30.0	—	—	30.0
Other	0.8	1.2	1.8	—	3.8
Total operating expenses	41.9	175.7	135.7	—	353.3
Operating income (loss)	(41.9)	70.2	35.1	—	63.4
Interest income (expense), net	6.6	(50.6)	(0.1)	—	(44.1)
Other income (expense)	(10.0)	23.3	—	—	13.3
Income (loss) before income taxes	(45.3)	42.9	35.0	—	32.6
Income tax benefit (expense)	15.3	(16.6)	(9.3)	—	(10.6)
Income (loss) before equity in earnings of subsidiaries	(30.0)	26.3	25.7	—	22.0
Equity in earnings of subsidiaries, net of tax	52.0	25.7	—	(77.7)	—
Net income	$22.0	$52.0	$25.7	$(77.7)	$22.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$22.0	$52.0	$25.7	$(77.7)	$22.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.6)	(25.6)	(25.6)	51.2	(25.6)
Pension and post-retirement benefits adjustment (excluding amortization)	(39.9)	(39.9)	(2.4)	42.3	(39.9)
Amortization of pension and post-retirement benefits included in net income	2.6	2.6	0.1	(2.7)	2.6
Other comprehensive loss, before tax	(62.9)	(62.9)	(27.9)	90.8	(62.9)
Income tax benefit related to items of other comprehensive income	14.4	14.3	0.8	(15.1)	14.4
Other comprehensive loss, net of tax	(48.5)	(48.6)	(27.1)	75.7	(48.5)
Comprehensive income	$(26.5)	$3.4	$(1.4)	$(2.0)	$(26.5)

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$27.4	$45.6	$29.9	$(75.5)	$27.4
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	1.0	9.5	(10.5)	1.0
Pension and post-retirement benefits adjustment (excluding amortization)	47.6	46.9	1.3	(48.2)	47.6
Amortization of pension and post-retirement benefits included in net income	9.7	9.7	—	(9.7)	9.7
Realized income from settled cash flow hedges included in net income	1.0	1.0	—	(1.0)	1.0
Other comprehensive income, before tax	59.3	58.6	10.8	(69.4)	59.3
Income tax expense related to items of other comprehensive income	(21.9)	(21.6)	(0.5)	22.1	(21.9)
Other comprehensive income, net of tax	37.4	37.0	10.3	(47.3)	37.4
Comprehensive income	$64.8	$82.6	$40.2	$(122.8)	$64.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25.6)	$77.5	$35.1	$(0.5)	$86.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(23.0)	(13.8)	—	(36.8)
Payments for capitalized internal-use software	—	(4.6)	—	—	(4.6)
Acquisitions, net of cash acquired	—	(42.4)	(3.1)	—	(45.5)
Other	—	0.1	0.3	—	0.4
Net cash used in investing activities	—	(69.9)	(16.6)	—	(86.5)
FINANCING ACTIVITIES
Net payments between subsidiaries	178.1	(183.9)	5.8	—	—
Intercompany dividends	—	—	(0.5)	0.5	—
Proceeds from debt	—	225.0	5.8	—	230.8
Repayments of debt	(25.5)	(162.9)	(0.6)	—	(189.0)
Repurchase of common stock	(85.3)	—	—	—	(85.3)
Dividends paid	(18.0)	—	—	—	(18.0)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	25.6	(121.8)	10.5	0.5	(85.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.6)	—	(5.6)
Net increase (decrease) in cash and cash equivalents	—	(114.2)	23.4	—	(90.8)
Cash and cash equivalents at beginning of year	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of year	$—	$0.7	$102.7	$—	$103.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25.6)	$20.3	$38.7	$(1.2)	$32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(30.0)	(11.7)	—	(41.8)
Payments for capitalized internal-use software	(0.1)	(5.4)	(5.0)	—	(10.5)
Proceeds from sale of business	—	39.3	—	—	39.3
Acquisitions, net of cash acquired	—	(59.5)	(2.4)	—	(61.9)
Other	—	—	0.2	—	0.2
Net cash used in investing activities	(0.2)	(55.6)	(18.9)	—	(74.7)
FINANCING ACTIVITIES
Net payments between subsidiaries	(157.3)	159.7	(2.4)	—	—
Intercompany dividends	—	—	(1.2)	1.2	—
Proceeds from debt	297.6	339.4	4.8	—	641.8
Repayments of debt	(52.0)	(347.0)	(1.4)	—	(400.4)
Debt issuance costs	(5.4)	(1.9)	—	—	(7.3)
Repurchase of convertible debentures conversion option	(53.6)	—	—	—	(53.6)
Other	(3.5)	—	—	—	(3.5)
Net cash provided by (used in) financing activities	25.8	150.2	(0.2)	1.2	177.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.7)	—	(4.7)
Net increase in cash and cash equivalents	—	114.9	14.9	—	129.8
Cash and cash equivalents at beginning of year	—	—	64.4	—	64.4
Cash and cash equivalents at end of year	$—	$114.9	$79.3	$—	$194.2

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(17.8)	$61.5	$29.4	$(3.2)	$69.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(15.4)	(15.3)	—	(30.7)
Payments for capitalized internal-use software	—	(6.5)	(2.7)	—	(9.2)
Acquisitions, net of cash acquired	—	—	(2.0)	—	(2.0)
Other	—	0.1	0.3	—	0.4
Net cash used in investing activities	—	(21.8)	(19.7)	—	(41.5)
FINANCING ACTIVITIES
Net payments between subsidiaries	22.4	(13.1)	(9.3)	—	—
Intercompany dividends	—	—	(3.2)	3.2	—
Proceeds from debt	—	187.7	13.7	—	201.4
Repayments of debt	—	(214.3)	(2.0)	—	(216.3)
Other	(4.6)	—	—	—	(4.6)
Net cash provided by (used in) financing activities	17.8	(39.7)	(0.8)	3.2	(19.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Net increase in cash and cash equivalents	—	—	10.5	—	10.5
Cash and cash equivalents at beginning of year	—	—	53.9	—	53.9
Cash and cash equivalents at end of year	$—	$—	$64.4	$—	$64.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.7	$102.7	$—	$103.4
Accounts receivable, net	0.1	153.2	59.2	—	212.5
Intercompany receivables	—	8.1	11.7	(19.8)	—
Inventories	—	126.4	52.0	—	178.4
Prepaid expenses and other current assets	13.6	11.2	9.9	(11.1)	23.6
Total current assets	13.7	299.6	235.5	(30.9)	517.9
Property, plant and equipment, net	0.1	135.1	76.3	—	211.5
Goodwill	—	167.6	28.3	—	195.9
Other intangible assets, net	—	162.6	27.8	—	190.4
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	65.8	12.7	1.4	(79.9)	—
Investment in subsidiaries	693.0	241.8	—	(934.8)	—
Other assets	19.5	122.0	19.3	(9.9)	150.9
Total assets	$792.1	$1,378.3	$388.6	$(1,055.5)	$1,503.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.3	$—	$24.3
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	2.3	59.3	39.9	—	101.5
Intercompany payables	—	11.7	8.1	(19.8)	—
Accrued expenses	17.7	89.6	44.4	(11.1)	140.6
Total current liabilities	20.0	172.9	116.7	(30.9)	278.7
Long-term debt	298.0	62.9	—	—	360.9
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	4.2	66.1	9.6	(79.9)	—
Other liabilities	10.1	112.4	20.5	(9.9)	133.1
Total liabilities	332.3	685.3	146.8	(120.7)	1,043.7
Shareholders’ equity	459.8	693.0	241.8	(934.8)	459.8
Total liabilities and equity	$792.1	$1,378.3	$388.6	$(1,055.5)	$1,503.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$114.9	$79.3	$—	$194.2
Accounts receivable, net	—	139.1	66.1	—	205.2
Intercompany receivables	—	6.3	2.1	(8.4)	—
Inventories	—	103.6	56.1	—	159.7
Prepaid expenses and other current assets	28.7	23.4	10.0	(18.1)	44.0
Total current assets	28.7	387.3	213.6	(26.5)	603.1
Property, plant and equipment, net	0.2	130.3	68.8	—	199.3
Goodwill	—	159.4	73.0	—	232.4
Other intangible assets	—	166.5	36.3	—	202.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	240.5	6.1	3.6	(250.2)	—
Investment in subsidiaries	685.6	285.6	—	(971.2)	—
Other assets	17.7	96.7	20.7	(6.9)	128.2
Total assets	$972.7	$1,468.8	$416.0	$(1,254.8)	$1,602.7
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$23.6	$—	$23.6
Notes payable to GST	—	11.7	—	—	11.7
Current maturities of long-term debt	22.4	0.1	—	—	22.5
Accounts payable	0.5	55.2	32.1	—	87.8
Intercompany payables	—	2.1	6.3	(8.4)	—
Accrued expenses	12.3	100.1	37.3	(18.1)	131.6
Total current liabilities	35.2	169.2	99.3	(26.5)	277.2
Long-term debt	297.7	0.7	0.2	—	298.6
Notes payable to GST	—	259.3	—	—	259.3
Intercompany payables	0.8	243.4	6.0	(250.2)	—
Other liabilities	14.2	110.6	24.9	(6.9)	142.8
Total liabilities	347.9	783.2	130.4	(283.6)	977.9
Temporary equity	1.0	—	—	—	1.0
Shareholders’ equity	623.8	685.6	285.6	(971.2)	623.8
Total liabilities and equity	$972.7	$1,468.8	$416.0	$(1,254.8)	$1,602.7

22.	Subsequent Events

See Note 19 “Garlock Sealing Technologies LLC and Garrison Litigation Management Group Ltd.” regarding our unconsolidated subsidiary GST joining negotiations in January 2016 to seek a potential consensual settlement with both the Current Asbestos Claimants’ Committee and Future Claimants’ Representative to resolve asbestos claims. In order to permit these parties to continue to focus on negotiation of a potential consensual settlement, these parties agreed to a postponement to March 10, 2016 of a Bankruptcy Court hearing that had been scheduled to commence on March 1, 2016.
On February 24, 2016 our Board of Directors declared a cash dividend of $0.21 per share payable on March 23, 2016 to shareholders of record at the close of business on March 9, 2016

23.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$277.5	$287.2	$298.4	$313.1	$306.6	$302.6	$321.9	$316.4
Gross profit	$89.8	$96.5	$101.3	$108.1	$101.4	$106.2	$103.0	$105.9
Net income (loss)	$(1.6)	$1.3	$(37.3)	$8.3	$11.4	$8.6	$6.6	$3.8
Basic earnings (loss) per share	$(0.07)	$0.06	$(1.66)	$0.36	$0.52	$0.36	$0.30	$0.16
Diluted earnings (loss) per share	$(0.07)	$0.05	$(1.66)	$0.32	$0.51	$0.33	$0.30	$0.15

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2015	$7.0	$(0.2)	$(1.4)	$—	$5.4
2014	$6.0	$2.5	$(1.1)	$(0.4)	$7.0
2013	$5.7	$1.7	$(1.4)	$—	$6.0

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2015	$19.9	$0.4	$(0.1)	$(2.6)	$17.6
2014	$17.6	$2.3	$(0.4)	$0.4	$19.9
2013	$17.7	$(1.8)	$(0.1)	$1.8	$17.6

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.