Form 10-Q
period 2016-03-31
ENPRO INDUSTRIES, INC
filed 2016-05-06
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016, there were 21,724,417 shares of common stock of the registrant outstanding, which does not include 195,068 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Three Months Ended March 31, 2016 and 2015
(in millions, except per share amounts)

	2016	2015
Net sales	$294.9	$277.5
Cost of sales	197.3	187.7
Gross profit	97.6	89.8
Operating expenses:
Selling, general and administrative	85.6	77.3
Asbestos settlement	80.0	—
Other	4.4	1.1
Total operating expenses	170.0	78.4
Operating income (loss)	(72.4)	11.4
Interest expense	(13.3)	(13.0)
Interest income	0.2	0.1
Other expense	(1.6)	(4.1)
Loss before income taxes	(87.1)	(5.6)
Income tax benefit	40.3	4.0
Net loss	$(46.8)	$(1.6)
Comprehensive loss	$(39.9)	$(17.8)

Basic loss per share	$(2.15)	$(0.07)
Diluted loss per share	$(2.15)	$(0.07)

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in millions)

	2016	2015
OPERATING ACTIVITIES
Net loss	$(46.8)	$(1.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7.4	7.2
Amortization	6.5	6.9
Loss on exchange and repurchase of convertible debentures	—	2.8
Asbestos settlement	80.0	—
Deferred income taxes	(44.5)	1.5
Stock-based compensation	1.6	1.3
Other non-cash adjustments	1.6	0.6
Change in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable, net	(0.9)	(4.1)
Inventories	(0.6)	(11.5)
Accounts payable	(15.8)	(1.2)
Other current assets and liabilities	(12.4)	(21.0)
Other non-current assets and liabilities	(4.5)	(2.4)
Net cash used in operating activities	(28.4)	(21.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6.1)	(9.1)
Payments for capitalized internal-use software	(1.0)	(1.1)
Acquisitions, net of cash acquired	—	(30.6)
Other	0.2	—
Net cash used in investing activities	(6.9)	(40.8)
FINANCING ACTIVITIES
Proceeds from debt	112.8	42.2
Repayments of debt	(52.2)	(23.3)
Repurchase of common stock	(8.5)	(47.4)
Dividends paid	(4.6)	(4.8)
Repurchase of convertible debentures conversion option	—	(21.6)
Other	(3.1)	(2.0)
Net cash provided by (used in) financing activities	44.4	(56.9)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(2.8)
Net increase (decrease) in cash and cash equivalents	7.4	(122.0)
Cash and cash equivalents at beginning of period	103.4	194.2
Cash and cash equivalents at end of period	$110.8	$72.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27.9	$27.0
Income taxes, net	$3.7	$2.2
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.6	$3.7
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$110.8	$103.4
Accounts receivable, net	215.3	212.5
Inventories	180.5	178.4
Prepaid expenses and other current assets	24.4	23.6
Total current assets	531.0	517.9
Property, plant and equipment, net	212.7	211.5
Goodwill	196.4	195.9
Other intangible assets, net	185.4	190.4
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	153.9	109.3
Other assets	37.7	36.9
Total assets	$1,554.0	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$27.5	$24.3
Notes payable to GST	295.9	12.2
Current maturities of long-term debt	0.1	0.1
Accounts payable	88.0	101.5
Accrued expenses	110.8	140.6
Total current liabilities	522.3	278.7
Long-term debt	414.1	356.2
Notes payable to GST	—	271.0
Asbestos liability	110.0	30.0
Other liabilities	101.2	103.1
Total liabilities	1,147.6	1,039.0
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,950,735 shares in 2016 and 22,046,647 shares in 2015	0.2	0.2
Additional paid-in capital	363.6	372.5
Retained earnings	91.1	142.5
Accumulated other comprehensive loss	(47.2)	(54.1)
Common stock held in treasury, at cost – 195,499 shares in 2016 and 196,593 shares in 2015	(1.3)	(1.3)
Total shareholders’ equity	406.4	459.8
Total liabilities and equity	$1,554.0	$1,498.8

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2015 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2015 included within our annual report on Form 10-K.
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
In the first quarter of 2016, we adopted a standard that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. As a result of adopting this standard retrospectively, $4.7 million of debt issuance costs previously presented in other assets on the Consolidated Balance Sheet as of December 31, 2015 were reclassified as a reduction of long-term debt.  In addition, we have revised our December 31, 2015 Condensed Consolidating Balance Sheet that is presented in our supplemental guarantor financial information.  Refer to Note 17, "Supplemental Guarantor Financial Information" for more details about this revision.
Recently Issued Authoritative Accounting Guidance

In March 2016, a standard was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. The full amount of excess tax benefits should be classified along with other income tax cash flows as an operating activity. When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In January 2016, a standard was issued that amends existing guidance around classification and measurement of certain financial assets and liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. For equity investments without readily determinable fair values, the cost method is also eliminated. However, most entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The standard also requires that financial assets and liabilities be disclosed separately in the notes to the financial statements based on measurement principle and form of financial asset. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2017. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.
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

We recorded income tax benefit of $40.3 million on pre-tax loss of $87.1 million in the first quarter of 2016, resulting in an effective tax rate for the quarter of 46.3%. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. In the first quarter of 2016, significant pre-tax losses were benefited in the US at a higher effective tax rate. Pre-tax profits outside the US resulted in proportionally lower tax expense, thus the overall rate becomes skewed. Additionally, because the year-to-date ordinary loss exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.
During the first quarter of 2015, our effective tax rate was 71.7% as we recorded an income tax benefit of $4.0 million on pre-tax loss of $5.6 million. The volatility in the 2015 tax rate is primarily the result of the near break-even pretax loss affected by normal permanent book and tax differences, plus a significant discrete item that was recorded during the period. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management determined it was more likely than not that all of the deferred tax asset would be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015.

3.	Loss Per Share

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net loss	$(46.8)	$(1.6)
Denominator:
Weighted-average shares – basic and diluted	21.8	23.8
Loss per share:
Basic	$(2.15)	$(0.07)
Diluted	$(2.15)	$(0.07)
In the three months ended March 31, 2016 and March 31, 2015, there was a loss attributable to common shares. There were 0.2 million and 1.6 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

4.	Inventories

	March 31, 2016	December 31, 2015
	(in millions)
Finished products	$111.1	$110.2
Work in process	26.1	25.6
Raw materials and supplies	48.7	49.0
	185.9	184.8
Reserve to reduce certain inventories to LIFO basis	(11.3)	(11.3)
Manufacturing inventories	174.6	173.5
Incurred costs relating to long-term contracts	12.7	10.9
Progress payments related to long-term contracts	(6.8)	(6.0)
Net balance associated with completed-contract inventories	5.9	4.9
Total inventories	$180.5	$178.4
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
Refer to Note 5, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

5.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$285.7	$215.0
Cumulative billings on uncompleted POC contracts	257.5	198.2
	$28.2	$16.8
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2016	December 31, 2015
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$32.0	$23.5
Accrued expenses (billings in excess of POC revenue recognized)	(3.8)	(6.7)
	$28.2	$16.8
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Incurred costs relating to long-term contracts	$0.1	$0.1
Progress payments related to long-term contracts	(1.0)	(1.0)
Net balance associated with completed-contract inventories	$(0.9)	$(0.9)
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
At March 31, 2016 and December 31, 2015, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 4, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At March 31, 2016 and December 31, 2015, deposits and progress payments for long lead time components totaled $1.9 million and $1.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2016, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2015	$179.7	$9.1	$7.1	$195.9
Change due to foreign currency translation	0.5	—	—	0.5
Goodwill as of March 31, 2016	$180.2	$9.1	$7.1	$196.4

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of March 31, 2016 and December 31, 2015.
Identifiable intangible assets are as follows:

	As of March 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$213.3	$116.1	$212.5	$112.0
Existing technology	62.9	28.0	63.0	26.9
Trademarks	35.8	19.1	35.3	18.4
Other	24.1	22.1	24.1	21.9
	336.1	185.3	334.9	179.2
Indefinite-Lived:
Trademarks	34.6	—	34.7	—
Total	$370.7	$185.3	$369.6	$179.2
Amortization expense for the three months ended March 31, 2016 and 2015 was $5.2 million and $5.3 million, respectively.

7.	Accrued Expenses

	March 31, 2016	December 31, 2015
	(in millions)
Salaries, wages and employee benefits	$33.6	$42.8
Interest	9.3	36.7
Customer advances	6.0	8.9
Income and other taxes	18.4	10.3
Other	43.5	41.9
	$110.8	$140.6

8.	Related Party Transactions
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

As of March 31, 2016 and December 31, 2015, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $27.5 million and $24.3 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently in the process of attempting to extend the maturity of the notes.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2016 and 2015, $18.4 million and $17.6 million, respectively, was paid in cash and PIK interest of $12.7 million and $12.2 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 9, "Long-Term Debt - Revolving Credit Facility" under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under such senior secured revolving credit facility.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Three Months Ended March 31,
Description		2016	2015
		(in millions)
Sales to GST	Net sales	$6.7	$6.1
Purchases from GST	Cost of sales	$4.6	$5.3
Interest expense to GST	Interest expense	$8.3	$7.8

Description	Consolidated Balance Sheets Caption	March 31, 2016	December 31, 2015
		(in millions)
Due from GST	Accounts receivable, net	$9.2	$16.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$106.3	$100.6
Due from GST	Other assets	$1.3	$1.3
Due to GST	Accounts payable	$7.7	$8.0
Accrued interest to GST	Accrued expenses	$8.1	$31.2

9.	Long-Term Debt
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
EnPro and Coltec are the permitted borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (other than GST and their respective subsidiaries, until they become consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee.
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
The borrowing availability under our Revolving Credit Facility at March 31, 2016 was $170.4 million after giving consideration to $9.8 million of outstanding letters of credit and $119.8 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2016 and 2015, are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(in millions)
Service cost	$1.3	$1.6	$0.1	$0.1
Interest cost	3.1	3.0	0.1	0.1
Expected return on plan assets	(4.4)	(4.7)	—	—
Amortization of net loss	1.7	1.9	—	—
Deconsolidation of GST	(0.1)	(0.2)	—	—
Net periodic benefit cost	$1.6	$1.6	$0.2	$0.2
We do not anticipate making any contributions to our U.S. defined benefit pension plans in the year ending December 31, 2016.

11.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $4.6 million were made during the three months ended March 31, 2016. Cash dividends declared per common share were $0.21 for the three months ended March 31, 2016.
On May 3, 2016, our board of directors authorized a dividend of $0.21 per share, payable on June 15, 2016 to all shareholders of record as of June 1, 2016.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2016, we repurchased 0.2 million shares for $8.8 million. $8.5 million of share repurchases settled during the quarter.
Subsequent to March 31, 2016, the remaining purchases above settled and we repurchased additional shares for $2.5 million through May 5, 2016.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy duty truck parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems.

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
Segment operating results and other financial data for three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(in millions)
Sales
Sealing Products	$172.2	$160.9
Engineered Products	73.7	77.2
Power Systems	50.0	40.2
	295.9	278.3
Intersegment sales	(1.0)	(0.8)
Net sales	$294.9	$277.5
Segment Profit
Sealing Products	$14.7	$18.0
Engineered Products	2.1	3.4
Power Systems	1.2	0.6
Total segment profit	18.0	22.0
Corporate expenses	(9.0)	(9.8)
Asbestos settlement	(80.0)	—
Interest expense, net	(13.1)	(12.9)
Other expense, net	(3.0)	(4.9)
Loss before income taxes	$(87.1)	$(5.6)
Segment assets are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Sealing Products	$637.2	$631.7
Engineered Products	239.8	231.5
Power Systems	161.0	162.2
Corporate	516.0	473.4
	$1,554.0	$1,498.8

13.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2016	December 31, 2015
	(in millions)
Assets
Cash equivalents:
Time deposits	27.3	24.2
Deferred compensation assets	6.0	5.4
	$33.3	$29.6
Liabilities
Deferred compensation liabilities	$7.2	$6.6
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$414.2	$430.9	$356.3	$360.3
Notes payable to GST	$295.9	$296.8	$283.2	$281.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

14.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive income before reclassifications	5.9	—	5.9
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.9	1.0	6.9
Ending balance	$1.0	$(48.2)	$(47.2)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive loss before reclassifications	(17.5)	—	(17.5)
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income (loss)	(17.5)	1.3	(16.2)
Ending balance	$(0.5)	$(49.8)	$(50.3)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2016	2015
Amortization of pension and other postretirement plans:
Actuarial losses	$1.7	$1.9	(1)
Tax benefit	(0.7)	(0.6)	Income tax expense
Net of tax	$1.0	$1.3

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10, “Pensions and Postretirement Benefits” for additional details).

15.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. As described below, on March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims.
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
In June 2014, the official committee representing current asbestos claimants (the "Current Asbestos Claimants' Committee") in GST's Chapter 11 proceedings filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Current Asbestos Claimants' Committee's motion to re-open.
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.
On January 14, 2015, we announced that GST and we had reached agreement with the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") in GST's Chapter 11 proceedings that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The Future Claimants' Representative agreed to support, recommend and vote in favor of the second amended plan.
The second amended plan would provide for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the "Parent Settlement" described below, upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The second amended plan would provide that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment will be made only to the extent the verdict becomes final). The second amended plan would provide that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $17.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan would provide that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would be $132 million. GST and we believe that initial contributions to the litigation fund under the second amended plan would likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $0. The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro would guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan.
Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC. The second amended plan would also provide for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not protect us or our other subsidiaries, including Coltec, from non-derivative asbestos claims. The Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization.
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All

Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”), would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede GST’s second amended plan of reorganization.
If the Joint Plan is approved by asbestos claimants, the settlement contemplates that, as an appropriate and necessary step to facilitate the implementation of the settlement and not to delay or hinder creditors or the resolution of claims, Coltec will, subject to the receipt of necessary consents, undergo a corporate restructuring in which all of its significant operating assets and subsidiaries, which include each of our major business units, would be transferred into a new direct EnPro subsidiary (“New Coltec”), which would also assume all of Coltec’s non-asbestos liabilities. The restructured Coltec (“OldCo”) would retain responsibility for all asbestos claims and rights to certain insurance assets. Upon completion of the restructuring, the settlement contemplates that OldCo will file a pre-packaged Chapter 11 bankruptcy petition, which we expect will be administered with GST’s Chapter 11 proceedings. While no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its present and former businesses based on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims, and several thousand cases currently pending have been stayed during the pendency of GST’s Chapter 11 proceedings.
The Joint Plan contemplated by the settlement will provide for the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan and (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date and the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and (iii) by the obligation under the Joint Plan of New Coltec (which would be the parent of OldCo immediately prior to the effective date and is to be the survivor of a merger of OldCo into New Coltec contemplated by the Joint Plan to be effective on the effective date) to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. It is contemplated that the Joint Plan will permit, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. In addition, EnPro, Coltec and GST’s obligations to proceed with the settlement are conditioned upon:

•
receipt of amendments, consents and waivers (the “Restructuring Consents”) as may be necessary under any binding agreements to permit the transactions and actions, including the restructuring of Coltec, outlined in an attachment to the settlement;

•
entry by EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving all remedies the Provincial Boards may possess under Canadian law or in the United States under U.S. law against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, which agreement is approved by the Bankruptcy Court following notice to interested parties (or the Bankruptcy Court concludes that its approval is not required); and

•
receipt of a private letter ruling from the IRS that the Trust will be recognized as a “designated settlement fund” or “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations (or, if such a ruling is not available, a legal opinion satisfactory in form and substance to us that the IRS will so recognize the Trust).

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan, as contemplated by the settlement, will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net sales	$51.1	$54.2
Cost of sales	32.5	33.8
Gross profit	18.6	20.4
Operating expenses:
Selling, general and administrative	10.7	10.7
Asbestos-related	49.8	(0.2)
Other	—	0.1
Total operating expenses	60.5	10.6
Operating income (loss)	(41.9)	9.8
Interest income, net	8.4	8.0
Income before reorganization expenses and income taxes	(33.5)	17.8
Reorganization expenses	(6.1)	(3.5)
Income (loss) before income taxes	(39.6)	14.3
Income tax benefit (expense)	14.2	(4.8)
Net income (loss)	$(25.4)	$9.5
Comprehensive income (loss)	$(22.3)	$6.5

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2016 and 2015
(in millions)

	2016	2015
Net cash provided by operating activities	$10.5	$11.1
Investing activities
Purchases of property, plant and equipment	(2.0)	(1.0)
Net payments on loans to affiliates	(2.9)	(0.8)
Other	(0.1)	0.1
Net cash used in investing activities	(5.0)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	1.4	(1.4)
Net increase in cash and cash equivalents	6.9	8.0
Cash and cash equivalents at beginning of period	71.9	66.0
Cash and cash equivalents at end of period	$78.8	$74.0

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	March 31, 2016	December 31, 2015
Assets:
Current assets	$679.2	$406.1
Asbestos insurance receivable	62.0	62.0
Deferred income taxes	127.4	105.6
Notes receivable from affiliate	—	271.0
Other assets	68.0	67.8
Total assets	$936.6	$912.5
Liabilities and Shareholder’s Equity:
Current liabilities	$31.5	$40.5
Other liabilities	120.2	114.4
Liabilities subject to compromise (A)	388.6	339.1
Total liabilities	540.3	494.0
Shareholder’s equity	396.3	418.5
Total liabilities and shareholder’s equity	$936.6	$912.5

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387.0 million as of March 31, 2016 for asbestos related claims. The accrual consists of of (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) an estimate of $17.0 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. See Note 16, “Commitments and Contingencies - Asbestos - Liability Estimate."

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2016 and December 31, 2015, we had accrued liabilities of $18.0 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower 8 miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged.

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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it had claims against Coltec related to investigation and remediation at the Onondaga Site, and on May 4, 2016, we received from Honeywell a summary of its claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including whether any potential remediation may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the year ended December 31, 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two sites identified by the EPA, including the cost of the investigative work to be conducted at such sites.
In connection with the former operation of a division of Colt Industries Inc., located in Water Valley, Mississippi, which Coltec divested to Borg Warner in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations, with the findings all being below the applicable screening level. The parties have since entered into a new order stating that MDEQ will perform a second round of seasonable vapor intrusion testing in the summer of 2016 and including negotiated time frames for groundwater remediation. As a result of these recent developments, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government have engaged legal counsel to separately evaluate potential vapor intrusion and possible legal action.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
	(in millions)
Balance at beginning of year	$4.8	$3.5
Net charges to expense	1.3	1.1
Settlements made	(1.6)	(0.4)
Balance at end of period	$4.5	$4.2
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court at Brive-la-Gaillarde rejected BorgWarner's request for "fast track" proceedings. The final report of the expert panel is anticipated to be issued in or around the third quarter of 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.
AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. (“AVL”) filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract dated August 28, 2008 between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin during the 2010 to 2012 time period. AVL claimed that it was unable to conduct its desired level of engine testing and asserted alternative damages theories based on rescission and lost profits. On April 21, 2016, Fairbanks Morse agreed to pay AVL $2.7 million to settle the lawsuit, in advance of a jury trial scheduled to begin on April 25, 2016 in the United States District Court for the Western District of Wisconsin.  Our settlement decision followed certain negative developments that occurred in the weeks prior to the scheduled trial, including adverse pre-trial rulings and information obtained during the latter stages of discovery. The effect of this settlement is reflected in selling, general and administrative expense on the accompanying Consolidated Statements of Operations.
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

Claims Filed in GST Chapter 11. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the claims bar date established in connection with the second amended plan of reorganization in GST's Chapter 11 proceedings. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in GST's Chapter 11 proceedings. Approximately 10,000 of the claims filed in GST's Chapter 11 proceedings allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations. The Joint Plan will provide for a new claims bar date by which proofs of claims for asbestos-related diseases allegedly caused by Coltec must be filed with the Bankruptcy Court or be subject to being forever barred by order of the Bankruptcy Court.
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
Insurance Coverage. At March 31, 2016 we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.6 million since the Petition Date. There were no insurance collections during the first quarter of 2016. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of the ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015 in connection with its contribution to be made pursuant to the Parent Settlement included in the second amended plan. GST’s estimate of this $337.5 million amount did not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believed that initial contributions to the litigation fund would likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $0.
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value by OldCo upon the effective date of consummation of the Joint Plan and $60 million by New Coltec (the survivor of a merger with OldCo to be effective on the effective date) one year after the effective date. In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is now $387.0 million. GST has revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at March 31, 2016 at that amount and Coltec has accrued a liability of $110.0 million at March 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 15, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the proposed Joint Plan contemplated by the comprehensive consensual settlement reached with the Future Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan, as contemplated by the settlement, will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.

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
Our December 31, 2015 Condensed Consolidating Balance Sheet that was presented in our Supplemental Guarantor Financial Information footnote in the SEC Form 10-K for the year ended December 31, 2015 reflects the retrospective adoption of a standard in the first quarter of 2016 that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The impact on the Parent's and the Consolidated column's previously issued financial information is a decrease of $4.7 million to Other assets and Long-term debt. The adjustments had no impact on the Condensed Consolidating Statement of Operations or Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015. Refer to Note 1, "Overview, Basis of Presentation, and Recently Issued Authoritative Accounting Guidance" for more information about this revision.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$205.0	$112.2	$(22.3)	$294.9
Cost of sales	—	144.6	75.0	(22.3)	197.3
Gross profit	—	60.4	37.2	—	97.6
Operating expenses:
Selling, general and administrative	8.9	46.1	30.6	—	85.6
Asbestos settlement	—	80.0	—	—	80.0
Other	0.1	1.3	3.0	—	4.4
Total operating expenses	9.0	127.4	33.6	—	170.0
Operating income (loss)	(9.0)	(67.0)	3.6	—	(72.4)
Interest expense, net	(4.6)	(8.5)	—	—	(13.1)
Other expense	—	(1.6)	—	—	(1.6)
Income (loss) before income taxes	(13.6)	(77.1)	3.6	—	(87.1)
Income tax benefit (expense)	4.5	39.3	(3.5)	—	40.3
Income (loss) before equity in earnings of subsidiaries	(9.1)	(37.8)	0.1	—	(46.8)
Equity in earnings of subsidiaries, net of tax	(37.7)	0.1	—	37.6	—
Net income (loss)	$(46.8)	$(37.7)	$0.1	$37.6	$(46.8)
Comprehensive income (loss)	$(39.9)	$(30.8)	$5.9	$24.9	$(39.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$189.0	$99.2	$(10.7)	$277.5
Cost of sales	—	135.4	63.0	(10.7)	187.7
Gross profit	—	53.6	36.2	—	89.8
Operating expenses:
Selling, general and administrative	9.3	37.0	31.0	—	77.3
Other	0.1	0.2	0.8	—	1.1
Total operating expenses	9.4	37.2	31.8	—	78.4
Operating income (loss)	(9.4)	16.4	4.4	—	11.4
Interest income (expense), net	0.1	(12.9)	(0.1)	—	(12.9)
Other expense	(2.8)	(1.3)	—	—	(4.1)
Income (loss) before income taxes	(12.1)	2.2	4.3	—	(5.6)
Income tax benefit (expense)	3.7	(0.7)	1.0	—	4.0
Income (loss) before equity in earnings of subsidiaries	(8.4)	1.5	5.3	—	(1.6)
Equity in earnings of subsidiaries, net of tax	6.8	5.3	—	(12.1)	—
Net income (loss)	$(1.6)	$6.8	$5.3	$(12.1)	$(1.6)
Comprehensive loss	$(17.8)	$(9.4)	$(12.0)	$21.4	$(17.8)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9.8)	$(25.5)	$6.9	$—	$(28.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(5.3)	(0.8)	—	(6.1)
Payments for capitalized internal-use software	—	(1.0)	—	—	(1.0)
Other	—	—	0.2	—	0.2
Net cash used in investing activities	—	(6.3)	(0.6)	—	(6.9)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	26.0	(26.6)	0.6	—	—
Proceeds from debt	—	109.8	3.0	—	112.8
Repayments of debt	—	(52.1)	(0.1)	—	(52.2)
Repurchase of common stock	(8.5)			—	(8.5)
Dividends paid	(4.6)			—	(4.6)
Other	(3.1)	—	—	—	(3.1)
Net cash provided by financing activities	9.8	31.1	3.5	—	44.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	8.1	—	7.4
Cash and cash equivalents at beginning of period	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of period	$—	$—	$110.8	$—	$110.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(7.8)	$(4.6)	$(9.1)	$—	$(21.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(4.9)	(4.1)	—	(9.1)
Payments for capitalized internal-use software	—	(0.9)	(0.2)	—	(1.1)
Acquisitions, net of cash acquired	—	(30.6)	—	—	(30.6)
Net cash used in investing activities	(0.1)	(36.4)	(4.3)	—	(40.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	107.0	(115.3)	8.3	—	—
Proceeds from debt	—	41.4	0.8	—	42.2
Repayments of debt	(23.3)	—	—	—	(23.3)
Repurchase of common stock	(47.4)	—	—	—	(47.4)
Dividends paid	(4.8)	—	—	—	(4.8)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.0)	—	—	—	(2.0)
Net cash provided by (used in) financing activities	7.9	(73.9)	9.1	—	(56.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.8)	—	(2.8)
Net decrease in cash and cash equivalents	—	(114.9)	(7.1)	—	(122.0)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$—	$72.2	$—	$72.2

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$110.8	$—	$110.8
Accounts receivable, net	—	150.6	64.7	—	215.3
Intercompany receivables	—	9.8	8.3	(18.1)	—
Inventories	—	125.6	54.9	—	180.5
Prepaid expenses and other current assets	5.8	11.9	11.4	(4.7)	24.4
Total current assets	5.8	297.9	250.1	(22.8)	531.0
Property, plant and equipment, net	0.2	136.2	76.3	—	212.7
Goodwill	—	167.6	28.8	—	196.4
Other intangible assets	—	158.4	27.0	—	185.4
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	35.6	10.0	1.4	(47.0)	—
Investment in subsidiaries	673.9	248.0	—	(921.9)	—
Other assets	15.9	156.8	18.9	—	191.6
Total assets	$731.4	$1,411.8	$402.5	$(991.7)	$1,554.0
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$27.5	$—	$27.5
Notes payable to GST	—	295.9	—	—	295.9
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	1.3	52.1	34.6	—	88.0
Intercompany payables	—	8.3	9.8	(18.1)	—
Accrued expenses	18.3	46.1	51.1	(4.7)	110.8
Total current liabilities	19.6	402.5	123.0	(22.8)	522.3
Long-term debt	293.5	120.6	—	—	414.1
Intercompany payables	—	36.8	10.2	(47.0)	—
Other liabilities	11.9	178.0	21.3	—	211.2
Total liabilities	325.0	737.9	154.5	(69.8)	1,147.6
Shareholders’ equity	406.4	673.9	248.0	(921.9)	406.4
Total liabilities and equity	$731.4	$1,411.8	$402.5	$(991.7)	$1,554.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.7	$102.7	$—	$103.4
Accounts receivable, net	0.1	153.2	59.2	—	212.5
Intercompany receivables	—	8.1	11.7	(19.8)	—
Inventories	—	126.4	52.0	—	178.4
Prepaid expenses and other current assets	13.6	11.2	9.9	(11.1)	23.6
Total current assets	13.7	299.6	235.5	(30.9)	517.9
Property, plant and equipment, net	0.1	135.1	76.3	—	211.5
Goodwill	—	167.6	28.3	—	195.9
Other intangible assets	—	162.6	27.8	—	190.4
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	65.8	12.7	1.4	(79.9)	—
Investment in subsidiaries	693.0	241.8	—	(934.8)	—
Other assets	14.8	122.0	19.3	(9.9)	146.2
Total assets	$787.4	$1,378.3	$388.6	$(1,055.5)	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.3	$—	$24.3
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	2.3	59.3	39.9	—	101.5
Intercompany payables	—	11.7	8.1	(19.8)	—
Accrued expenses	17.7	89.6	44.4	(11.1)	140.6
Total current liabilities	20.0	172.9	116.7	(30.9)	278.7
Long-term debt	293.3	62.9	—	—	356.2
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	4.2	66.1	9.6	(79.9)	—
Other liabilities	10.1	112.4	20.5	(9.9)	133.1
Total liabilities	327.6	685.3	146.8	(120.7)	1,039.0
Shareholders’ equity	459.8	693.0	241.8	(934.8)	459.8
Total liabilities and equity	$787.4	$1,378.3	$388.6	$(1,055.5)	$1,498.8

18.	Subsequent Events
On April 29, 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries with annual revenues of approximately $17 million. Rubber Fab will become part of EnPro’s Garlock division within the Sealing Products segment. The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015, which include:

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
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy duty truck parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
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
The historical business operations of certain subsidiaries of our consolidated subsidiary, Coltec Industries Inc (“Coltec”), principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 16 to our Consolidated Financial Statements.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2016 and December 31, 2014 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 15 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached agreement with the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") in GST's Chapter 11 proceedings that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The Future Claimants' Representative agreed to support, recommend and vote in favor of the second amended plan. On January 14, 2015, GST filed the second amended plan of reorganization which provides for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The second amended plan of reorganization provides for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the "Parent Settlement" described below, upon consummation of the second amended plan and additional contributions by GST aggregating $77.5 million over the seven years and a litigation fund (which would receive $30 million from GST to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The second amended plan provides that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.5 million. GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the second amended plan would provide that if the actual amount is less than $10.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan would provide that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would be $132 million. The second amended plan includes provisions referred to as the “Parent Settlement” for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro would guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan.
Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC. The second amended plan would also provide for the extinguishment of all derivative claims against us based on GST asbestos products and operations; but would not protect us or our other subsidiaries, including Coltec, from non-derivative claims. The official committee representing current asbestos claimants (the “Current Asbestos Claimants’ Committee”) in GST’s Chapter 11 proceedings and their law firms opposed the second amended plan of reorganization.

While the Future Claimants’ Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”), would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede GST’s second amended plan of reorganization.

If the Joint Plan is approved by asbestos claimants, the settlement contemplates that, as an appropriate and necessary step to facilitate the implementation of the settlement and not to delay or hinder creditors or the resolution of claims, Coltec will, subject to the receipt of necessary consents, undergo a corporate restructuring in which all of its significant operating assets and subsidiaries, which include each of our major business units, would be transferred into a new direct EnPro subsidiary (“New Coltec”), which would also assume all of Coltec’s non-asbestos liabilities. The restructured Coltec (“OldCo”) would retain responsibility for all asbestos claims and rights to certain insurance assets. Upon completion of the restructuring, the settlement contemplates that OldCo will file a pre-packaged Chapter 11 bankruptcy petition, which we expect will be administered with GST’s Chapter 11 proceedings. While no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its present and former businesses based on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims, and several thousand cases currently pending have been stayed during the pendency of GST’s Chapter 11 proceedings.

The Joint Plan contemplated by the settlement will provide for the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan and (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date and the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and (iii) by the obligation under the Joint Plan of New Coltec (which would be the parent of OldCo immediately prior to the effective date and is to be the survivor of a merger of OldCo into New Coltec contemplated by the Joint Plan to be effective on the effective date) to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. It is contemplated that the Joint Plan will permit, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.

The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. Additional conditions are described in “Contingencies - Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency back-up power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision of $6.2 million as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected if we are not timely in performing our obligations under the contract and the penalties apply.
On December 17, 2014, AVL Powertrain Engineering, Inc. (“AVL”) filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract dated August 28, 2008 between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin during the 2010 to 2012 time period. AVL claimed that it was unable to conduct its desired level of engine testing and asserted alternative damages theories based on rescission and lost profits. On April 21, 2016, Fairbanks Morse agreed to pay AVL $2.7 million to settle the lawsuit, in advance of a jury trial scheduled to begin on April 25, 2016 in the United States District Court for the Western District of Wisconsin.  Our settlement decision followed certain negative developments that occurred in the weeks prior to the scheduled trial, including adverse pre-trial rulings and information obtained during the latter stages of discovery.
On April 29, 2016, we acquired all of the assets of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries. Rubber Fab will become part of EnPro’s Garlock division within the Sealing Products segment. The purchase price allocation is still subject to the completion of the valuation of certain assets and liabilities. Headquartered in Sparta, New Jersey, Rubber

Fab is a recognized supplier of critical process consumables for the pharmaceutical, bio-processing and food and beverage sectors.
Outlook

Market conditions remain soft, and global economic volatility and sluggish oil and gas markets have resulted in lower demand levels in several of our businesses. We have stable demand levels in the automotive, aerospace, petrochemical, and engine parts and service markets. However, softer conditions in many of our other markets and the strong dollar continue to affect our results.Despite current challenging market conditions, longer term, we expect continued benefits from our strategic growth initiatives including growth from recent and future strategic acquisitions, such as the recently announced acquisition of Rubber Fab, and continued emphasis on improving operational efficiencies. Now that we have a consensual comprehensive settlement for current and future asbestos claims, we look forward to being able to reconsolidate GST and to operate unencumbered by asbestos-related financial constraints.
Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can by magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions, affected by normal permanent book and tax differences. Based on the expected mix of domestic losses and foreign earnings, we anticipate our annual effective tax rate for 2016 will be skewed higher, between 38% and 42%.
Unusual or discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
We estimate annual pension expense for the full year of 2016 will be approximately $5.5 million, which would be $0.4 million more than in 2015.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions in 2016; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Three Months Ended March 31,
	2016	2015
	(in millions)
Sales
Sealing Products	$172.2	$160.9
Engineered Products	73.7	77.2
Power Systems	50.0	40.2
	295.9	278.3
Intersegment sales	(1.0)	(0.8)
Net sales	$294.9	$277.5
Segment Profit
Sealing Products	$14.7	$18.0
Engineered Products	2.1	3.4
Power Systems	1.2	0.6
Total segment profit	18.0	22.0
Corporate expenses	(9.0)	(9.8)
Asbestos settlement	(80.0)	—
Interest expense, net	(13.1)	(12.9)
Other expense, net	(3.0)	(4.9)
Loss before income taxes	$(87.1)	$(5.6)
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 with the exception of $4.3 million and $1.0 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the three months ended March 31, 2016 and 2015 also includes $1.3 million, $0.7 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
First Quarter of 2016 Compared to the First Quarter of 2015
Sales of $294.9 million in the first quarter of 2016 increased 6.3% from $277.5 million in the first quarter of 2015. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change 1st Quarter 2016 vs. First Quarter 2015
increase/(decrease)	Acquisitions	Foreign Currency	Organic	Total
EnPro Industries, Inc.	7.4%	(1.2)%	0.1%	6.3%
Sealing Products	12.7%	(0.8)%	(4.9)%	7.0%
Engineered Products	—%	(2.6)%	(1.9)%	(4.5)%
Power Systems	—%	—%	24.4%	24.4%
Following are the key points regarding changes in sales for the first quarter of 2016 compared to the same period in 2015:

•	Unfavorable foreign currency exchange rates during the first quarter of 2016 as compared to the same period in 2015.

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment.

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first quarter of 2016 decreased $0.8 million as compared to the same period in 2015. The decrease was driven primarily by lower legal and consulting costs.
Interest expense, net in the first quarter of 2016 increased by $0.2 million as compared to the same period of 2015, primarily due to higher average outstanding indebtedness.
Other expense, net in the first quarter of 2016 decreased by $1.9 million as compared to the same period of 2015, primarily due to loss on the convertible debentures purchase transactions in the first quarter of 2015 ($2.8 million), offset mainly by an increase in environmental remediation costs accrued in the first quarter of 2016 versus 2015 ($1.5 million).
The Joint Plan contemplated by the consensual settlement of asbestos claims will provide for total contributions by Coltec (and its successors) of $110.0 million as part of the Parent Settlement, compared to contributions of $30.0 million by Coltec previously contemplated in the second amended plan of reorganization. As a result, asbestos expense of $80.0 million was accrued in the first quarter of 2016.
We recorded income tax benefit of $40.3 million on pre-tax loss from continuing operations of $87.1 million in the first quarter of 2016, resulting in an effective tax rate for the quarter of 46.3%. In the first quarter of 2016, significant pre-tax losses were benefited in the US at a higher effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus the overall rate becomes skewed. Additionally, because the year-to-date ordinary loss exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year. Without this limitation, we would have recorded income tax benefit of $51.4 million, resulting in an effective tax rate for the quarter of 59.0%.
During the first quarter of 2015, our effective tax rate was 71.7% as we recorded an income tax benefit of $4.0 million on pre-tax loss of $5.6 million. The volatility in the 2015 tax rate is primarily the result of the near break-even pretax loss affected by normal permanent book and tax differences, plus a significant discrete item that was recorded during the period. We released a valuation allowance in France where an entity has demonstrated sustained earnings to overcome a history of negative evidence. Although realization is not assured, management determined it was more likely than not that all of the deferred tax asset would be realized. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015.
Net loss was $46.8 million, or $2.15 per share, in the first quarter of 2016 compared to net loss of $1.6 million, or $0.07 per share, in the same quarter of 2015. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $172.2 million in the first quarter of 2016 reflect a 7.0% increase compared to the $160.9 million reported in the same quarter of 2015. Excluding the benefit of acquisitions ($20.4 million), and unfavorable foreign exchange translation ($1.3 million), sales were down 4.8% or $7.8 million due to softer demand from oil and gas, OEM truck parts, nuclear, and semiconductor markets which were partially offset by the aerospace and industrial gas turbines markets, which have seen strong bookings year to date.
Segment profit of $14.7 million in the first quarter of 2016 decreased 18.3% from $18.0 million reported in the first quarter of 2015. Excluding the favorable impact of acquisitions and acquisition-related costs ($1.7 million), and of current year restructuring costs ($1.4 million) associated with downsizing the Garlock division's presence in the U.K., segment profit was down $3.6 million or 18.8%. The decrease was largely due to lower sales and increased operating expenses, offset partially by lower raw material costs. Operating margins for the segment declined from 11.2% in the first quarter of 2015 to 8.5% in the first quarter of 2016. The restructuring activities are expected to result in future cash outflows of approximately $0.5 million in the remainder of 2016.
Engineered Products. Sales in the first quarter of 2016 decreased 4.5% to $73.7 million from $77.2 million reported in the first quarter of 2015. Excluding the impact of unfavorable foreign exchange translation ($2.0 million), sales were down 1.9% or $1.5 million primarily due to weakness in compressor parts and services demand from the U.S. and Asia/Pacific market and decrease in volume due to locations exited in CPI Canada in the fourth quarter of 2015 and first quarter of 2016 offset by higher sales of bearings, particularly in the automotive market.
Segment profit in the first quarter of 2016 was $2.1 million compared to $3.4 million in the first quarter of 2015, a decrease of $1.3 million, or 38.2%. Excluding increased restructuring costs ($1.9 million) associated with the aforementioned exited locations and current quarter foreign exchange translation, segment profit increased $0.6 million or 13.6%, primarily driven by lower manufacturing and raw material costs and overall cost savings associated with the exited locations. Operating margins for the segment were 2.8%, which was down from the 4.4% reported in the first quarter of 2015. The restructuring activities are expected to result in future cash outflows of approximately $1.9-2.2 million, approximately half of which is expected to take place in the remainder of 2016 and the balance in 2017 and 2018.
Power Systems. Sales of $50.0 million in the first quarter of 2016 increased $9.8 million, or 24.4%, from $40.2 million in the first quarter of 2015. The increase includes higher engine and repair parts revenues partially offset by a decrease in service revenues for the period.
The segment reported a profit of $1.2 million in the first quarter of 2016 compared to $0.6 million in the first quarter of 2015, a increase of 100.0%. Excluding the year-over-year impact of the loss provision on a multi-year contract for engines with EDF that arose in the first quarter of 2015 primarily as a result of the strengthening of the U.S. dollar vs. the Euro, segment profit decreased $5.5 million, or 91.7%. The quarter-over-quarter decrease in segment profit excluding this effect primarily results from total costs associated with the AVL matter ($3.0 million, inclusive of the $2.7 million settlement) and from increased manufacturing and research and development costs.
Operating margins for the segment increased from 1.5% in the first quarter 2015 to 2.4% in the first quarter of 2016.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand, revolver borrowings and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”
As of March 31, 2016, we held all of our $110.8 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities used $28.4 million of cash in the first three months of 2016 compared to using $21.5 million in the same period last year. The increase in cash used in operating activities was primarily due to increased segment working capital requirements ($2.6 million), lower segment earnings ($4.0 million), and higher tax payments ($1.5 million).
Investing activities used $6.9 million and $40.8 million of cash during the first three months of 2016 and 2015, respectively. The acquisition of ATDynamics, Inc. in the first quarter of 2015 was the primary driver of the decrease in cash used for investing activities, along with a $3.0 million decrease in capital expenditures.
Financing activities provided $44.4 million in cash in the first three months of 2016, primarily from $60.6 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares and for dividends. Financing activities in the first three months of 2015 used cash of $56.9 million,  primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $47.4 million spent to repurchase 0.8 million shares of our outstanding common stock and the payment of $4.8 million of dividends. These activities were funded by cash on hand and additional borrowings of $41.4 million from our revolving credit facility.
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

We were in compliance with all covenants of the Credit Facility Amendment as of March 31, 2016.
The borrowing availability at March 31, 2016, under the Revolving Credit Facility was $170.4 million, representing the full $300 million amount of the Revolving Credit Facility less $9.8 million reserved for outstanding letters of credit and $119.8 million of outstanding borrowings.
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

Related Party Notes
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently in the process of attempting to extend the maturity of the notes.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2016 and 2015, $18.4 million and $17.6 million, respectively, was paid in cash and PIK interest of $12.7 million and $12.2 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.

The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under the Revolving Credit Facility under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under the Revolving Credit Facility.

Share Repurchase Program.

In October 2015, our board of directors authorized the purchase of up to $50 million of our outstanding common shares from time to time. The authorization expires on October 28, 2017. During the three months ended March 31, 2016, we repurchased 0.2 million shares for $8.8 million. $8.5 million of share repurchases settled during the quarter.
Subsequent to March 31, 2016, the remaining purchases above settled and we repurchased additional shares for $2.5 million through May 5, 2016.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2016, this amount was $106.3 million. This receivable is expected to be collected after our plan of reorganization is completed.
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
Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2015, for a complete list of our critical accounting policies and estimates.
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

Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during the fourth quarter of 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it had claims against Coltec related to investigation and remediation at the Onondaga Site, and on May 4, 2016, we received from Honeywell a summary of its claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of March 31, 2016 and December 31, 2015, we had accrued liabilities of $18.0 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, we have limited information regarding the sites, including whether any potential remediation may be required. As such, we cannot estimate a reasonably possible range of loss associated with cleanup at these sites, however, during the year ended December 31, 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two sites identified by the EPA, including the cost of the investigative work to be conducted at such sites.
In connection with the former operation of a division of Colt Industries Inc., located in Water Valley, Mississippi, which Coltec divested to Borg Warner in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations, with the findings all being below the applicable screening level. The parties have since entered into a new order stating that MDEQ will perform a second round of seasonable vapor intrusion testing in the summer of 2016 and including negotiated time frames for groundwater remediation. As a result of these recent developments, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government have engaged legal counsel to separately evaluate potential vapor intrusion and possible legal action.
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

BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”) with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in the bearings and whether any defect caused the damages claimed by BorgWarner, which technical review is a required predicate to the commencement of a legal proceeding for damages. On October 14, 2014, BorgWarner filed a writ of claims with the Commercial Court of Brive-la-Gaillarde in France seeking monetary damages. On December 19, 2014, BorgWarner initiated “fast track” proceedings, which is a French legal process typically used for uncontested claims. On January 30, 2015, GGB France filed a writ of response challenging BorgWarner’s attempt to use the “fast track” process and, on February 4, 2015, GGB France filed a writ of response seeking to stay the proceedings on the merits pending the completion of the technical review. On April 2, 2015, the Commercial Court at Brive-la-Gaillarde rejected BorgWarner's request for "fast track" proceedings. The final report of the expert panel is anticipated to be issued in or around the third quarter of 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. At this point in the technical review process we are unable to estimate a reasonably possible range of loss related to these claims.

AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. (“AVL”) filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract dated August 28, 2008 between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin during the 2010 to 2012 time period. AVL claimed that it was unable to conduct its desired level of engine testing and asserted alternative damages theories based on rescission and lost profits. On April 21, 2016, Fairbanks Morse agreed to pay AVL $2.7 million to settle the lawsuit, in advance of a jury trial scheduled to begin on April 25, 2016 in the United States District Court for the Western District of Wisconsin.  Our settlement decision followed certain negative developments that occurred in the weeks prior to the scheduled trial, including adverse pre-trial rulings and information obtained during the latter stages of discovery.
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
On January 14, 2015, we announced that GST and we had reached agreement with the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") in GST's Chapter 11 proceedings that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The Future Claimants' Representative agreed to support, recommend and vote in favor of the second amended plan.
The second amended plan would provide for the establishment of two facilities – a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the "Parent Settlement" described below, upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The second amended plan would provide that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The second amended plan would provide that if the actual amount of claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date is less than $17.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan would provide that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would be $132 million. GST and we believe that initial contributions to the litigation fund under the second amended plan would likely be sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $0. The second amended plan includes provisions referred to as the "Parent Settlement" for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro would guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan.
Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC. The second amended plan would also provide for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not protect us or our other subsidiaries, including Coltec, from non-derivative asbestos claims. The Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization.
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede GST’s second amended plan of reorganization.
If the Joint Plan is approved by asbestos claimants, the settlement contemplates that, as an appropriate and necessary step to facilitate the implementation of the settlement and not to delay or hinder creditors or the resolution of claims, Coltec will, subject to the receipt of necessary consents, undergo a corporate restructuring in which all of its significant operating assets and subsidiaries, which include each of our major business units, would be transferred into a new direct EnPro subsidiary (“New Coltec”), which would also assume all of Coltec’s non-asbestos liabilities. The restructured Coltec (“OldCo”) would retain responsibility for all asbestos claims and rights to certain insurance assets. Upon completion of the restructuring, the settlement contemplates that OldCo will file a pre-packaged Chapter 11 bankruptcy petition, which we expect will be administered with GST’s Chapter 11 proceedings. While no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its present and former businesses based on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims, and several thousand cases currently pending have been stayed during the pendency of GST’s Chapter 11 proceedings.
The Joint Plan contemplated by the settlement will provide for the establishment of a Trust to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan and (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date and the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and (iii) by the obligation under the Joint Plan of New Coltec (which would be the parent of OldCo immediately prior to the effective date and is to be the survivor of a merger of OldCo into New Coltec contemplated by the Joint Plan to be effective on the effective date) to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. It is contemplated that the Joint Plan will permit, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. In addition, EnPro, Coltec and GST’s obligations to proceed with the settlement are conditioned upon:

•
receipt of amendments, consents and waivers (the “Restructuring Consents”) as may be necessary under any binding agreements to permit the transactions and actions, including the restructuring of Coltec, outlined in an attachment to the settlement;

•
entry by EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving all remedies the Provincial Boards may possess under Canadian law or in the United States under U.S. law against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, which agreement is approved by the Bankruptcy Court following notice to interested parties (or the Bankruptcy Court concludes that its approval is not required); and

•
receipt of a private letter ruling from the IRS that the Trust will be recognized as a “designated settlement fund” or “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations (or, if such a ruling is not available, a legal opinion satisfactory in form and substance to us that the IRS will so recognize the Trust).

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan, as contemplated by the settlement, will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate. These risks and uncertainties are described in Part II, Item 1A of this Form 10-Q.
From the Petition Date through March 31, 2016, GST has recorded Chapter 11 case-related fees and expenses totaling $150.2 million. The total includes $78.4 million for fees and expenses of GST’s counsel and experts; $58.2 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $13.6 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $6.1 million of those case-related fees and expenses in the first quarter of 2016 compared to $3.5 million in the first quarter of 2015. EnPro has recorded an additional $9.0 million of expenses related to these Chapter 11 proceedings from the Petition Date, $1.8 million of which was recorded in 2015. The increase in case-related fees and expenses in 2016 is attributable to the negotiations to reach the consensual settlement.
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
Claims Filed in GST Chapter 11. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the claims bar date established in connection with the second amended plan of reorganization in GST's Chapter 11 proceedings. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in GST's Chapter 11 proceedings. Approximately 10,000 of the claims filed in GST's Chapter 11 proceedings allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the Petition Date, had been dismissed with prejudice prior to the Petition Date or are time-barred under applicable statutes of limitations. The Joint Plan will provide for a new claims bar date by which proofs of claims for asbestos-related diseases allegedly caused by Coltec must be filed with the Bankruptcy Court or be subject to being forever barred by order of the Bankruptcy Court.
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
Insurance Coverage. At March 31, 2016, we had $80.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $116.6 million since the Petition Date. There were no insurance collections during the first quarter of 2016. We consider the $80.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $80.0 million, $43.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $46.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $80.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceedings and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2016 – $18 million
2017 – $13 million
2018 – $11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $80.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of the ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which will be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future asbestos claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015 in connection with its contribution to be made pursuant to the Parent Settlement included in the second amended plan. GST’s estimate of this $337.5 million did not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believed that initial contributions to the litigation fund would likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $0.
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value by OldCo upon the effective date of consummation of the Joint Plan and $60 million by New Coltec (the survivor of a merger with OldCo to be effective on the effective date) one year after the effective date. In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is now $387.0 million. GST has revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at March 31, 2016 at that amount and Coltec has accrued a liability of $110 million at March 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 15 to Consolidated Financial Statements for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the proposed Joint Plan contemplated by the comprehensive consensual settlement reached with the Future Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for

Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan, as contemplated by the settlement, will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2015, and the following section.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.1 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The resolution of asbestos claims against certain of our subsidiaries pursuant to the recently announced settlement agreement is subject to a number of risks and uncertainties that may prevent or delay implementation of the resolution of these claims on the terms set forth in the settlement agreement.

On March 17, 2016, we announced that we had reached a comprehensive settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan, which when filed with the Bankruptcy Court will be subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. We anticipate that the Joint Plan will be filed with the Bankruptcy Court during the second quarter of 2016. When filed, the Joint Plan will supersede all prior plans of reorganization filed by GST in its Chapter 11 proceedings.

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan, as contemplated by the settlement, will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate. These risks and uncertainties include:

•
the risk that EnPro, Coltec, GST, the Current Asbestos Claimants' Committee, the Future Claimants' Representative and the Coltec Representatives are unable to approve the final plan documents, including the Joint Plan, to effect the settlement, though the settlement provides that no such party may unreasonably withhold its approval;

•	the risk that the Joint Plan is not approved by a favorable vote of 75% of the holders of asbestos claims;

•	the risk that the Joint Plan is not approved by the Bankruptcy Court and the District Court and that orders so approving the Joint Plan do not become final;

•
risks and uncertainties whether any interested parties may object to the Joint Plan or appeal any order issued by the Bankruptcy Court or District Court approving the Joint Plan, which objections and appeals, even if favorably resolved, may delay the consummation of the Joint Plan and increase our costs in connection with the settlement and related proceedings;

•
risks and uncertainties whether the Trust will be recognized as “designated settlement funds” or “qualified settlement funds” under section 468B of the Internal Revenue Code, and any related regulations, which affects the benefits to us of the settlement to be effected by the Joint Plan;

•	risks and uncertainties whether we are able to timely receive the Restructuring Consents; and

•
risks and uncertainties related to whether we are able to secure agreements with the Provincial Boards on terms acceptable to us and whether any such agreements are approved by the Bankruptcy Court to the extent such approval is required.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, as well as the settlement and the Joint Plan, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Outlook,” “- Contingencies - Asbestos” and “- Contingencies - Subsidiary Bankruptcy,” and Notes 15 and 16 to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	93,300	(1)	$42.50	(1)	93,300	(1)	40,766,122	(1)
February 1 - February 29, 2016	58,560	(1)	41.98	(1)	58,560	(1)	38,306,479	(1)
March 1 – March 31, 2016	35,881	(1)(2)	$57.00	(1)(2)	35,450	(1)	36,293,239	(1)
Total	187,741	(1)(2)	$45.10	(1)(2)	187,310	(1)	36,293,239	(1)

(1)
On October 28, 2015, or board of directors authorized the repurchase up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 93,300 shares at an average purchase price of $42.50 per share during January 2016, 58,560 shares at an average purchase price of $41.98 per share during February 2016 and 35,450 shares at an average purchase price of $56.99 per share during March 2016 (with $36,293,239 remaining authority at quarter end).

(2)
In March 2016, a total of 431 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 106 of these shares were valued at a price of $56.76, the closing trading price of our common stock on March 23, 2016, and 325 of these shares were valued at a price of $57.68 per share, the closing trading price of our common stock on March 31, 2016. Accordingly, the total 431 shares were valued at a weighted average price of $57.45. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of May, 2016.

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