Form 10-Q
period 2016-06-30
ENPRO INDUSTRIES, INC
filed 2016-08-03
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were 21,510,084 shares of common stock of the registrant outstanding, which does not include 194,517 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2016 and 2015
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$313.2	$298.4	$608.1	$575.9
Cost of sales	205.3	197.1	402.6	384.8
Gross profit	107.9	101.3	205.5	191.1
Operating expenses:
Selling, general and administrative	75.2	74.1	160.8	151.4
Goodwill and other intangible asset impairment	—	47.0	—	47.0
Asbestos settlement	—	—	80.0	—
Other	3.6	0.5	8.0	1.6
Total operating expenses	78.8	121.6	248.8	200.0
Operating income (loss)	29.1	(20.3)	(43.3)	(8.9)
Interest expense	(14.1)	(13.1)	(27.4)	(26.1)
Interest income	0.2	0.2	0.4	0.3
Other expense	(2.5)	(0.2)	(4.1)	(4.3)
Income (loss) before income taxes	12.7	(33.4)	(74.4)	(39.0)
Income tax benefit (expense)	(9.1)	(3.9)	31.2	0.1
Net income (loss)	$3.6	$(37.3)	$(43.2)	$(38.9)
Comprehensive loss	$(5.3)	$(29.2)	$(45.2)	$(47.0)

Basic earnings (loss) per share	$0.17	$(1.66)	$(1.99)	$(1.68)
Diluted earnings (loss) per share	$0.17	$(1.66)	$(1.99)	$(1.68)

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in millions)

	2016	2015
OPERATING ACTIVITIES
Net loss	$(43.2)	$(38.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15.0	14.8
Amortization	13.1	14.1
Loss on exchange and repurchase of convertible debentures	—	2.8
Goodwill and other intangible asset impairment	—	47.0
Asbestos settlement	80.0	—
Deferred income taxes	(37.9)	(5.6)
Stock-based compensation	3.4	1.4
Other non-cash adjustments	2.0	0.8
Change in assets and liabilities, net of effects of acquisitions and sale of businesses:
Accounts receivable, net	(16.9)	(5.1)
Inventories	(0.5)	(12.2)
Accounts payable	(11.7)	(5.7)
Other current assets and liabilities	(1.7)	(10.9)
Other non-current assets and liabilities	(4.6)	(4.9)
Net cash used in operating activities	(3.0)	(2.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.3)	(16.2)
Payments for capitalized internal-use software	(2.0)	(2.3)
Acquisitions, net of cash acquired	(28.3)	(30.6)
Other	0.8	0.1
Net cash used in investing activities	(46.8)	(49.0)
FINANCING ACTIVITIES
Proceeds from debt	214.4	113.2
Repayments of debt	(110.7)	(66.0)
Repurchase of common stock	(17.7)	(80.0)
Dividends paid	(9.1)	(9.4)
Repurchase of convertible debentures conversion option	—	(21.6)
Other	(3.1)	(2.1)
Net cash provided by (used in) financing activities	73.8	(65.9)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	0.6
Net increase (decrease) in cash and cash equivalents	15.1	(116.7)
Cash and cash equivalents at beginning of period	103.4	194.2
Cash and cash equivalents at end of period	$118.5	$77.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29.2	$27.6
Income taxes, net	$15.0	$11.4
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$3.1	$5.9
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$118.5	$103.4
Accounts receivable, net	231.7	212.5
Inventories	181.4	178.4
Prepaid expenses and other current assets	24.6	23.6
Total current assets	556.2	517.9
Property, plant and equipment, net	214.6	211.5
Goodwill	202.8	195.9
Other intangible assets, net	190.3	190.4
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	153.4	109.3
Other assets	37.7	36.9
Total assets	$1,591.9	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$27.6	$24.3
Notes payable to GST	295.9	12.2
Current maturities of long-term debt	0.1	0.1
Accounts payable	93.3	101.5
Accrued expenses	116.0	140.6
Total current liabilities	532.9	278.7
Long-term debt	455.9	356.2
Notes payable to GST	—	271.0
Asbestos liability	110.0	30.0
Other liabilities	104.3	103.1
Total liabilities	1,203.1	1,039.0
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,758,193 shares in 2016 and 22,046,647 shares in 2015	0.2	0.2
Additional paid-in capital	355.9	372.5
Retained earnings	90.1	142.5
Accumulated other comprehensive loss	(56.1)	(54.1)
Common stock held in treasury, at cost – 195,068 shares in 2016 and 196,593 shares in 2015	(1.3)	(1.3)
Total shareholders’ equity	388.8	459.8
Total liabilities and equity	$1,591.9	$1,498.8

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
In the first quarter of 2016, we adopted a standard that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. As a result of adopting this standard retrospectively, $4.7 million of debt issuance costs previously presented in other assets on the Consolidated Balance Sheet as of December 31, 2015 were reclassified as a reduction of long-term debt.  In addition, we have revised our December 31, 2015 Condensed Consolidating Balance Sheet that is presented in our supplemental guarantor financial information.  Refer to Note 18, "Supplemental Guarantor Financial Information" for more details about this revision.
Recently Issued Authoritative Accounting Guidance

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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
In August 2014, a standard was issued that requires management of entities to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued. The new standard will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have an impact on our consolidated financial statements or disclosures.
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
On April 29, 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries with annual revenues of approximately $17 million. Rubber Fab is managed as part of EnPro’s Garlock division within the Sealing Products segment.

In July 2015, we purchased the Veyance North American air spring business (the "Air Spring Business") through the purchase of 100% of the stock of Veyance's Mexico business and of all of the assets of its U.S. business. In the second quarter of 2016, we finalized and agreed upon the acquisition date balance sheet of the Air Spring Business with the seller and made an additional cash payment for the final agreed-upon acquisition date working capital balance.

In total, we paid $28.3 million in the six months ended June 30, 2016 for these businesses.

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

We recorded income tax benefit of $31.2 million on pre-tax loss of $74.4 million in the six months ended June 30, 2016, resulting in an effective tax rate of 41.9%. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. During the six months ended June 30, 2016, significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate. Additionally, because the year-to-date ordinary loss exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.

During the first six months of 2015, our effective tax rate was 0.3% as we recorded an income tax benefit of $0.1 million on pre-tax loss of $39.0 million. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first six months of 2015. We released a valuation allowance in France where an entity had demonstrated sustained earnings to overcome a history of negative evidence. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $47.0 million goodwill and other intangible asset impairment.

During the second quarter of 2016, our effective tax rate was 71.6% as we recorded an income tax expense of $9.1 million on pre-tax income of $12.7 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income, as applied to a year-to-date ordinary loss that exceeds the anticipated ordinary loss for the full year. The combination of mix, overall loss limitations, and small denominators result in a high effective quarterly rate. During the second quarter of 2015, our effective tax rate was negative 11.7% as we recorded an income tax expense of $3.9 million on pre-tax loss of $33.4 million. The unusual tax expense in the prior year primarily resulted from our inability to record tax benefits related to the largely nondeductible goodwill impairment charge, all of which was recorded in the second quarter as a discrete item.

4.	Earnings (Loss) Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$3.6	$(37.3)	$(43.2)	$(38.9)
Denominator:
Weighted-average shares – basic	21.7	22.5	21.7	23.1
Share-based awards	0.2	—	—	—
Weighted-average shares – diluted	21.9	22.5	21.7	23.1
Earnings (loss) per share:
Basic	$0.17	$(1.66)	$(1.99)	$(1.68)
Diluted	$0.17	$(1.66)	$(1.99)	$(1.68)
In the six months ended June 30, 2016 and the quarter and six months ended June 30, 2015, there were losses attributable to common shares. There were 1.1 million of potentially dilutive shares excluded from the calculation of diluted earnings per share for the quarter ended June 30, 2015 and 0.2 million and 1.4 million, respectively, excluded for the six months ended June 30, 2016 and 2015 since they were antidilutive.

5.	Inventories

	June 30, 2016	December 31, 2015
	(in millions)
Finished products	$111.3	$110.2
Work in process	25.9	25.6
Raw materials and supplies	49.9	49.0
	187.1	184.8
Reserve to reduce certain inventories to LIFO basis	(11.3)	(11.3)
Manufacturing inventories	175.8	173.5
Incurred costs relating to long-term contracts	13.0	10.9
Progress payments related to long-term contracts	(7.4)	(6.0)
Net balance associated with completed-contract inventories	5.6	4.9
Total inventories	$181.4	$178.4
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

6.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$303.6	$215.0
Cumulative billings on uncompleted POC contracts	267.7	198.2
	$35.9	$16.8
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2016	December 31, 2015
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$40.2	$23.5
Accrued expenses (billings in excess of POC revenue recognized)	(4.3)	(6.7)
	$35.9	$16.8
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Incurred costs relating to long-term contracts	$0.2	$0.1
Progress payments related to long-term contracts	(1.2)	(1.0)
Net balance associated with completed-contract inventories	$(1.0)	$(0.9)
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
At June 30, 2016 and December 31, 2015, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 5, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At June 30, 2016 and December 31, 2015, deposits and progress payments for long lead time components totaled $1.9 million and $1.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2016, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2015	$179.7	$9.1	$7.1	$195.9
Change due to acquisitions	7.1	—	—	7.1
Change due to foreign currency translation	(0.2)	—	—	(0.2)
Goodwill as of June 30, 2016	$186.6	$9.1	$7.1	$202.8

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of June 30, 2016 and December 31, 2015.

Identifiable intangible assets are as follows:

	As of June 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$222.2	$118.5	$212.5	$112.0
Existing technology	62.7	28.9	63.0	26.9
Trademarks	36.0	19.3	35.3	18.4
Other	24.1	22.2	24.1	21.9
	345.0	188.9	334.9	179.2
Indefinite-Lived:
Trademarks	34.2	—	34.7	—
Total	$379.2	$188.9	$369.6	$179.2
Amortization expense for the quarters ended June 30, 2016 and 2015 was $5.3 million and $5.7 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $10.5 million and $11.0 million, respectively.

8.	Accrued Expenses

	June 30, 2016	December 31, 2015
	(in millions)
Salaries, wages and employee benefits	$37.0	$42.8
Interest	21.7	36.7
Customer advances	7.8	8.9
Income and other taxes	13.3	10.3
Other	36.2	41.9
	$116.0	$140.6

9.	Related Party Transactions
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
As of June 30, 2016 and December 31, 2015, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $27.6 million and $24.3 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently in the process of attempting to extend the maturity of the Notes Payable to GST.

The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2016 and 2015, $18.4 million and $17.6 million, respectively, was paid in cash and PIK interest of $12.7 million and $12.2 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, it can require Coltec and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by Coltec’s pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by Coltec and secured by Coltec’s pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 10, "Long-Term Debt - Revolving Credit Facility" under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under such senior secured revolving credit facility.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended June 30,		Six Months Ended June 30,
Description		2016	2015	2016	2015
		(in millions)
Sales to GST	Net sales	$6.9	$7.3	$13.6	$13.4
Purchases from GST	Cost of sales	$4.6	$5.4	$9.2	$10.7
Interest expense to GST	Interest expense	$8.3	$7.9	$16.6	$15.7

Description	Consolidated Balance Sheets Caption	June 30, 2016	December 31, 2015
		(in millions)
Due from GST	Accounts receivable, net	$12.5	$16.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$111.7	$100.6
Due from GST	Other assets	$1.4	$1.3
Due to GST	Accounts payable	$7.8	$8.0
Accrued interest to GST	Accrued expenses	$16.2	$31.2

10.	Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of June 30, 2016.
The borrowing availability under our Revolving Credit Facility at June 30, 2016 was $128.4 million after giving consideration to $10.1 million of outstanding letters of credit and $161.5 million of outstanding revolver borrowings.

11.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2016 and 2015, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$0.9	$1.6	$0.1	$0.1	$2.2	$3.2	$0.2	$0.2
Interest cost	3.2	3.1	0.1	—	6.3	6.1	0.2	0.1
Expected return on plan assets	(4.0)	(4.7)	—	—	(8.4)	(9.4)	—	—
Amortization of net loss	1.7	1.7	—	—	3.4	3.6	—	—
Deconsolidation of GST	(0.4)	(0.2)	—	—	(0.5)	(0.4)	—	—
Net periodic benefit cost	$1.4	$1.5	$0.2	$0.1	$3.0	$3.1	$0.4	$0.3

Based on currently available data, which is subject to change, we have estimated we will contribute approximately $14 million to our U.S. defined benefit pension plans in the year ending December 31, 2016, which we anticipate contributing in the third quarter.

12.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $9.1 million were made during the six months ended June 30, 2016. Cash dividends declared per common share for the quarter and six months ended June 30, 2016 were $0.21 and $0.42, respectively.
On July 27, 2016, our board of directors authorized a dividend of $0.21 per share, payable on September 15, 2016 to all shareholders of record as of September 1, 2016.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2016, we repurchased 0.4 million shares for $17.7 million.
Subsequent to June 30, 2016, we repurchased additional shares for $2.8 million through August 2, 2016.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy duty truck parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems.

Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, and precision engineered components and lubrication systems for reciprocating compressors.

Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines and ancillary products.

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

Segment operating results and other financial data for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Sales
Sealing Products	$185.1	$173.0	$357.3	$333.9
Engineered Products	74.1	78.5	147.8	155.7
Power Systems	54.7	47.9	104.7	88.1
	313.9	299.4	609.8	577.7
Intersegment sales	(0.7)	(1.0)	(1.7)	(1.8)
Net sales	$313.2	$298.4	$608.1	$575.9
Segment Profit
Sealing Products	$24.6	$21.2	$39.3	$39.2
Engineered Products	5.4	4.0	7.5	7.4
Power Systems	7.0	6.3	8.2	6.9
Total segment profit	37.0	31.5	55.0	53.5
Corporate expenses	(6.5)	(3.4)	(15.5)	(13.2)
Asbestos settlement	—	—	(80.0)	—
Goodwill and other intangible asset impairment	—	(47.0)	—	(47.0)
Interest expense, net	(13.9)	(12.9)	(27.0)	(25.8)
Other expense, net	(3.9)	(1.6)	(6.9)	(6.5)
Income (loss) before income taxes	$12.7	$(33.4)	$(74.4)	$(39.0)
Segment assets are as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Sealing Products	$656.4	$631.7
Engineered Products	230.1	231.5
Power Systems	179.1	162.2
Corporate	526.3	473.4
	$1,591.9	$1,498.8

14.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2016	December 31, 2015
	(in millions)
Assets
Time deposits	$27.4	$24.2
Deferred compensation assets	6.4	5.4
	$33.8	$29.6
Liabilities
Deferred compensation liabilities	$7.2	$6.6
Our cash equivalents and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$456.0	$465.4	$356.3	$360.3
Notes payable to GST	$295.9	$298.5	$283.2	$281.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

15.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended June 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$1.0	$(48.2)	$(47.2)
Other comprehensive loss before reclassifications	(9.8)	—	(9.8)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	1.1	0.9
Net current-period other comprehensive income (loss)	(10.0)	1.1	(8.9)
Ending balance	$(9.0)	$(47.1)	$(56.1)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended June 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(0.5)	$(49.8)	$(50.3)
Other comprehensive income before reclassifications	7.1	—	7.1
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	7.1	1.0	8.1
Ending balance	$6.6	$(48.8)	$(42.2)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive loss before reclassifications	(3.9)	—	(3.9)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	2.1	1.9
Net current-period other comprehensive income (loss)	(4.1)	2.1	(2.0)
Ending balance	$(9.0)	$(47.1)	$(56.1)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive loss before reclassifications	(10.4)	—	(10.4)
Amounts reclassified from accumulated other comprehensive loss	—	2.3	2.3
Net current-period other comprehensive income (loss)	(10.4)	2.3	(8.1)
Ending balance	$6.6	$(48.8)	$(42.2)
Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
(in millions)	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of pension and other postretirement plans:
Actuarial losses	$1.7	$1.7	$3.4	$3.6	(1)
Tax benefit	(0.6)	(0.7)	(1.3)	(1.3)	Income tax expense
Net of tax	$1.1	$1.0	$2.1	$2.3
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$(0.2)	$—	$(0.2)	$—	Other non-operating expense

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 11, “Pensions and Postretirement Benefits” for additional details).

16.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
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
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
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

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.

Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$50.6	$57.0	$101.7	$111.2
Cost of sales	31.5	34.6	64.0	68.4
Gross profit	19.1	22.4	37.7	42.8
Operating expenses:
Selling, general and administrative	10.6	11.7	21.3	22.4
Asbestos-related	0.2	0.3	50.0	0.1
Other	0.3	—	0.3	0.1
Total operating expenses	11.1	12.0	71.6	22.6
Operating income (loss)	8.0	10.4	(33.9)	20.2
Interest income, net	8.5	8.0	16.9	16.0
Income (loss) before reorganization expenses and income taxes	16.5	18.4	(17.0)	36.2
Reorganization expenses	(1.9)	(8.2)	(8.0)	(11.7)
Income (loss) before income taxes	14.6	10.2	(25.0)	24.5
Income tax benefit (expense)	(4.6)	(2.7)	9.6	(7.5)
Net income (loss)	$10.0	$7.5	$(15.4)	$17.0
Comprehensive income (loss)	$8.3	$6.5	$(14.0)	$13.0

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2016 and 2015
(in millions)

	2016	2015
Net cash provided by operating activities	$38.0	$36.4
Investing activities
Purchases of property, plant and equipment	(3.3)	(2.0)
Net payments on loans to affiliates	(4.5)	(2.3)
Net purchase of held-to-maturity securities	—	(29.8)
Other	(0.2)	—
Net cash used in investing activities	(8.0)	(34.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	(1.6)
Net increase in cash and cash equivalents	31.5	0.7
Cash and cash equivalents at beginning of period	71.9	66.0
Cash and cash equivalents at end of period	$103.4	$66.7

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	June 30, 2016	December 31, 2015
Assets:
Notes receivable from affiliate - current	$295.9	$12.2
Other current assets	$409.7	$393.9
Asbestos insurance receivable	49.0	62.0
Deferred income taxes	129.7	105.6
Notes receivable from affiliate	—	271.0
Other assets	67.5	67.8
Total assets	$951.8	$912.5
Liabilities and Shareholder’s Equity:
Current liabilities	$32.8	$40.5
Other liabilities	125.6	114.4
Liabilities subject to compromise (A)	388.6	339.1
Total liabilities	547.0	494.0
Shareholder’s equity	404.8	418.5
Total liabilities and shareholder’s equity	$951.8	$912.5

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387.0 million as of June 30, 2016 for asbestos related claims. The accrual consists of of (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) an estimate of $17.0 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. See Note 17, “Commitments and Contingencies - Asbestos - Liability Estimate."

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 10 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and water contamination.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2016 and December 31, 2015, we had accrued liabilities of $20.0 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA in April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower 8 miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged.

No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the sites and cannot estimate a reasonably possible range of loss associated with remediation or other costs at these sites. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two sites identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional sites, which includes estimated costs of investigative work to be conducted at such sites, resulting in a total reserve of $2.2 million.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations, with the findings all being below the applicable screening level. The parties have since entered into a new order stating that MDEQ will perform a second round of seasonable vapor intrusion testing in the summer of 2016 and including negotiated time frames for groundwater remediation. As a result of these recent developments, in the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination.

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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2016 and 2015 are as follows:

	2016	2015
	(in millions)
Balance at beginning of year	$4.8	$3.5
Net charges to expense	2.0	1.0
Settlements made	(2.8)	(0.8)
Balance at end of period	$4.0	$3.7
BorgWarner
A subsidiary of BorgWarner Inc. (“BorgWarner”) has asserted claims against GGB France E.U.R.L. (“GGB France”), with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. The preliminary report concluded that the change in the source of the raw material was a technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. A preliminary report of the expert panel on related financial matters is anticipated to be issued in or around the third quarter of 2016, which would be followed by a final report of the expert panel, which is anticipated to be issued later in 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would limit GGB France’s liability to replacing the bearings at issue at a cost of approximately 0.4 million EUR, and that the determination of any duty to notify is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR based on GGB's legal defenses described above. Accordingly, GGB France accrued $0.4 million during the second quarter of 2016 associated with this matter.

AVL
On December 17, 2014, AVL Powertrain Engineering, Inc. (“AVL”) filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract dated August 28, 2008 between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin during the 2010 to 2012 time period. AVL claimed that it was unable to conduct its desired level of engine testing and asserted alternative damages theories based on rescission and lost profits. On April 21, 2016, Fairbanks Morse agreed to pay AVL $2.7 million to settle the lawsuit, in advance of a jury trial scheduled to begin on April 25, 2016 in the United States District Court for the Western District of Wisconsin.  Our settlement decision followed certain negative developments that occurred in the weeks prior to the scheduled trial, including adverse pre-trial rulings and information obtained during the latter stages of discovery. The $2.7 million settlement is reflected in selling, general and administrative expense in the first quarter of 2016 in the accompanying Consolidated Statements of Operations.
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

Insurance Coverage. At June 30, 2016 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the Petition Date, including $18.0 million collected in the first six months of 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2017 – $13 million
2018 – $11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $62.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is now $387.0 million. GST has revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at June 30, 2016 at that amount and Coltec has accrued a liability of $110.0 million at June 30, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the Joint Plan contemplated by the comprehensive consensual settlement reached with the Future Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.

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
Our December 31, 2015 Condensed Consolidating Balance Sheet that was presented in our Supplemental Guarantor Financial Information footnote in the SEC Form 10-K for the year ended December 31, 2015 reflects the retrospective adoption of a standard in the first quarter of 2016 that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The impact on the Parent's and the Consolidated column's previously issued financial information is a decrease of $4.7 million to Other assets and Long-term debt. The adjustments had no impact on the Condensed Consolidating Statement of Operations or Condensed Consolidating Statement of Cash Flows for the three and six months ended June 30, 2015. Refer to Note 1, "Overview, Basis of Presentation, and Recently Issued Authoritative Accounting Guidance" for more information about this revision.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$218.1	$116.6	$(21.5)	$313.2
Cost of sales	—	152.6	74.2	(21.5)	205.3
Gross profit	—	65.5	42.4	—	107.9
Operating expenses:
Selling, general and administrative	5.6	40.2	29.4	—	75.2
Other	1.2	1.5	0.9	—	3.6
Total operating expenses	6.8	41.7	30.3	—	78.8
Operating income (loss)	(6.8)	23.8	12.1	—	29.1
Interest expense, net	(4.6)	(9.1)	(0.2)	—	(13.9)
Other expense	—	(2.3)	(0.2)	—	(2.5)
Income (loss) before income taxes	(11.4)	12.4	11.7	—	12.7
Income tax benefit (expense)	0.2	(2.8)	(6.5)	—	(9.1)
Income (loss) before equity in earnings of subsidiaries	(11.2)	9.6	5.2	—	3.6
Equity in earnings of subsidiaries, net of tax	14.8	5.2	—	(20.0)	—
Net income	$3.6	$14.8	$5.2	$(20.0)	$3.6
Comprehensive income (loss)	$(5.3)	$5.9	$(4.7)	$(1.2)	$(5.3)
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$423.1	$228.8	$(43.8)	$608.1
Cost of sales	—	297.2	149.2	(43.8)	402.6
Gross profit	—	125.9	79.6	—	205.5
Operating expenses:
Selling, general and administrative	14.5	86.3	60.0	—	160.8
Asbestos settlement	—	80.0	—	—	80.0
Other	1.3	2.8	3.9	—	8.0
Total operating expenses	15.8	169.1	63.9	—	248.8
Operating income (loss)	(15.8)	(43.2)	15.7	—	(43.3)
Interest expense, net	(9.2)	(17.6)	(0.2)	—	(27.0)
Other expense	—	(3.9)	(0.2)	—	(4.1)
Income (loss) before income taxes	(25.0)	(64.7)	15.3	—	(74.4)
Income tax benefit (expense)	4.7	36.5	(10.0)	—	31.2
Income (loss) before equity in earnings of subsidiaries	(20.3)	(28.2)	5.3	—	(43.2)
Equity in earnings of subsidiaries, net of tax	(22.9)	5.3	—	17.6	—
Net income (loss)	$(43.2)	$(22.9)	$5.3	$17.6	$(43.2)
Comprehensive income (loss)	$(45.2)	$(24.9)	$1.2	$23.7	$(45.2)
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13.8)	$(3.8)	$14.6	$—	$(3.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(14.5)	(2.8)	—	(17.3)
Payments for capitalized internal-use software	—	(1.9)	(0.1)	—	(2.0)
Acquisitions, net of cash acquired	—	(25.3)	(3.0)	—	(28.3)
Other	—	—	0.8	—	0.8
Net cash used in investing activities	—	(41.7)	(5.1)	—	(46.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	43.7	(54.4)	10.7	—	—
Proceeds from debt	—	209.3	5.1	—	214.4
Repayments of debt	—	(110.1)	(0.6)	—	(110.7)
Repurchase of common stock	(17.7)	—	—	—	(17.7)
Dividends paid	(9.1)	—	—	—	(9.1)
Other	(3.1)	—	—	—	(3.1)
Net cash provided by financing activities	13.8	44.8	15.2	—	73.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.9)	—	(8.9)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	15.8	—	15.1
Cash and cash equivalents at beginning of period	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of period	$—	$—	$118.5	$—	$118.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(21.1)	$20.6	$(1.9)	$—	$(2.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(12.8)	(3.3)	—	(16.2)
Payments for capitalized internal-use software	—	(1.6)	(0.7)	—	(2.3)
Acquisitions, net of cash acquired	—	(30.6)	—	—	(30.6)
Other	—	—	0.1	—	0.1
Net cash used in investing activities	(0.1)	(45.0)	(3.9)	—	(49.0)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	157.6	(152.8)	(4.8)	—	—
Proceeds from debt	—	110.9	2.3	—	113.2
Repayments of debt	(23.3)	(42.7)	—	—	(66.0)
Repurchase of common stock	(80.0)	—	—	—	(80.0)
Dividends paid	(9.4)	—	—	—	(9.4)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	21.2	(84.6)	(2.5)	—	(65.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Net decrease in cash and cash equivalents	—	(109.0)	(7.7)	—	(116.7)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$5.9	$71.6	$—	$77.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of June 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$118.5	$—	$118.5
Accounts receivable, net	—	170.5	61.2	—	231.7
Intercompany receivables	—	8.3	6.3	(14.6)	—
Inventories	—	127.1	54.3	—	181.4
Prepaid expenses and other current assets	6.4	12.2	10.0	(4.0)	24.6
Total current assets	6.4	318.1	250.3	(18.6)	556.2
Property, plant and equipment, net	0.1	142.1	72.4	—	214.6
Goodwill	—	174.7	28.1	—	202.8
Other intangible assets	—	165.4	24.9	—	190.3
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	17.9	18.6	2.8	(39.3)	—
Investment in subsidiaries	679.9	243.3	—	(923.2)	—
Other assets	17.2	158.6	15.3	—	191.1
Total assets	$721.5	$1,457.7	$393.8	$(981.1)	$1,591.9
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$27.6	$—	$27.6
Notes payable to GST	—	295.9	—	—	295.9
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	1.4	56.6	35.3	—	93.3
Intercompany payables	—	6.3	8.3	(14.6)	—
Accrued expenses	25.5	58.0	36.5	(4.0)	116.0
Total current liabilities	26.9	416.9	107.7	(18.6)	532.9
Long-term debt	293.7	162.2	—	—	455.9
Intercompany payables	—	17.6	21.7	(39.3)	—
Other liabilities	12.1	181.1	21.1	—	214.3
Total liabilities	332.7	777.8	150.5	(57.9)	1,203.1
Shareholders’ equity	388.8	679.9	243.3	(923.2)	388.8
Total liabilities and equity	$721.5	$1,457.7	$393.8	$(981.1)	$1,591.9

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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2016 and December 31, 2015 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 16 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
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

While the Future Claimants’ Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.

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

The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date at consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.

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
In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency back-up power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision of $6.2 million as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected if we are not timely in performing our obligations under the contract and the penalties apply. In addition, our profitability could be adversely affected if we do not realize certain internal efficiency gains that we anticipate achieving while performing under the contract.
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
On April 29, 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries with annual revenues of approximately $17 million. Rubber Fab is managed as part of EnPro’s Garlock division within the Sealing Products segment.
In 2015, we launched a focused effort to restructure underperforming units. The initial effort focused on exiting and consolidating facilities in the Engineered Products segment and selectively reducing cost in the Sealing Products segment. The associated activities were substantially completed by the end of the second quarter of 2016. During the quarter ended June 30,

2016, an additional company-wide initiative to reduce cost across all operating segments and the corporate office was initiated. The associated headcount reductions and other cost reduction measures are anticipated to generate approximately $18 million of annualized savings. Results for the second quarter of 2016 include approximately $2 million of restructuring charges associated with these Q2 2016 actions. Restructuring costs in the second half of 2016 related to future headcount reductions are expected to be approximately $4 million.
Outlook

Given the headwinds that we are facing in many of the markets we serve, we are very pleased with our performance this quarter. Our efforts over the past year to manage the business through this challenging business cycle have begun to bear fruit, as recent restructuring activities boosted segment profit significantly in Engineered Products despite a further market-driven sales decline and helped offset the negative impact of lower sales in Sealing Products in the quarter. We also benefited from lower input costs and increased production efficiencies in the same segments. Finally, Power Systems enjoyed a record quarter of aftermarket parts sales that further enhanced our overall results. While market conditions continue to be taxing, we are confident that our leadership position in each of our businesses remains strong and we expect increased demand for our products as the markets recover.
We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. We continued to execute on this strategy in the second quarter through our cost reduction activities, R&D investments in Power Systems and Sealing Products, the acquisition of Rubber Fab, a $9.5 million repurchase of shares and a $.21 per share dividend. In addition, we are working diligently to bring a close to our company’s asbestos chapter, and we remain on track for the confirmation and ultimate consummation of the joint plan of reorganization filed pursuant to the consensual comprehensive settlement announced on March 17, 2016. We expect to reconsolidate GST into EnPro late next summer.

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
We estimate annual pension expense for the full year of 2016 will be approximately $6.0 million, which would be $0.9 million more than in 2015. Based on currently available data, which is subject to change, we have estimated we will contribute approximately $14 million to our U.S. defined benefit pension plans in 2016, which we anticipate contributing in the third quarter.
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

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Sales
Sealing Products	$185.1	$173.0	$357.3	$333.9
Engineered Products	74.1	78.5	147.8	155.7
Power Systems	54.7	47.9	104.7	88.1
	313.9	299.4	609.8	577.7
Intersegment sales	(0.7)	(1.0)	(1.7)	(1.8)
Net sales	$313.2	$298.4	$608.1	$575.9
Segment Profit
Sealing Products	$24.6	$21.2	$39.3	$39.2
Engineered Products	5.4	4.0	7.5	7.4
Power Systems	7.0	6.3	8.2	6.9
Total segment profit	37.0	31.5	55.0	53.5
Corporate expenses	(6.5)	(3.4)	(15.5)	(13.2)
Asbestos settlement	—	—	(80.0)	—
Goodwill and other intangible asset impairment	—	(47.0)	—	(47.0)
Interest expense, net	(13.9)	(12.9)	(27.0)	(25.8)
Other expense, net	(3.9)	(1.6)	(6.9)	(6.5)
Income (loss) before income taxes	$12.7	$(33.4)	$(74.4)	$(39.0)
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015 with the exception of $2.8 million, $0.4 million, $7.1 million, and $1.4 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the the quarters ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015 also includes $0.6 million, $1.3 million, $1.9 million, and $2.0 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2016 Compared to the Second Quarter of 2015
Sales of $313.2 million in the second quarter of 2016 increased 5.0% from $298.4 million in the second quarter of 2015. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change Second Quarter 2016 vs. Second Quarter 2015
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	8.5%	—%	(3.5)%	5.0%
Sealing Products	14.6%	—%	(7.6)%	7.0%
Engineered Products	(0.5)%	0.3%	(5.4)%	(5.6)%
Power Systems	—%	—%	14.2%	14.2%

Following are the key points regarding changes in sales for the second quarter of 2016 compared to the same period in 2015:

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment.

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2016 increased $3.1 million as compared to the same period in 2015. The increase was driven primarily by the impact of an incentive compensation accrual reductions taken in the second quarter of 2015, causing a year-over-year increase of $3.4 million, partially offset by lower consulting costs in the second quarter of 2016 ($0.4 million).
Interest expense, net in the second quarter of 2016 increased by $1.0 million as compared to the same period of 2015, primarily due to higher average outstanding indebtedness.
Other expense, net in the second quarter of 2016 increased by $2.3 million as compared to the same period of 2015, primarily due to an increase in environmental remediation costs accrued in the second quarter of 2016 versus 2015 ($2.5 million).
We recorded income tax expense of $9.1 million on pre-tax income from continuing operations of $12.7 million in the second quarter of 2016, resulting in an effective tax rate for the quarter of 71.6%. The unusual quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income. In the second quarter of 2016, significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate. Additionally, because the year-to-date ordinary loss exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.
During the second quarter of 2015, our effective tax rate was negative 11.7% as we recorded an income tax expense of $3.9 million on pre-tax loss of $33.4 million. The unusual tax expense in the prior year primarily resulted from our inability to record tax benefits related to the largely nondeductible goodwill impairment charge, all of which was recorded in the second quarter as a discrete item. Without discrete items, our effective tax rate would have been 30.1% in the second quarter of 2015.
Net income was $3.6 million, or $0.17 per share, in the second quarter of 2016 compared to net loss of $37.3 million, or $1.66 per share, in the same quarter of 2015. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $185.1 million in the second quarter of 2016 reflect a 7.0% increase compared to the $173.0 million reported in the same quarter of 2015. Excluding the benefit of acquisitions ($25.2 million), and unfavorable foreign exchange translation ($0.1 million), sales were down 7.6% or $13.1 million due to volume decreases, caused by increased demand in mid-stream oil & gas and semiconductor being more than offset by weak demand in nuclear, gas turbine power generation, and general industrial. Aerospace was relatively flat while heavy duty trucking was down slightly. Especially robust nuclear activity in the second quarter of 2015 further impacted year-over-year comparisons.
Segment profit of $24.6 million in the second quarter of 2016 increased 16.0% from $21.2 million reported in the second quarter of 2015. Operating margins for the segment increased from 12.3% in the second quarter of 2015 to 13.3% in the second quarter of 2016. Excluding the favorable impact of acquisitions and acquisition-related costs ($3.3 million), and the impact of current year restructuring costs ($1.4 million) associated with downsizing the Garlock division's presence in the U.K. along with the aforementioned company-wide cost reduction initiative, segment profit was up $1.6 million or 7.3%. A favorable product mix, lower raw material costs, gains in production efficiencies, and other cost reduction measures along with a $0.8 million benefit associated with a legal settlement drove the increase.
Engineered Products. Sales in the second quarter of 2016 decreased 5.6% to $74.1 million from $78.5 million reported in the second quarter of 2015. Excluding the impact of favorable foreign exchange translation ($0.2 million) and the divestiture of our Compressor Products International (CPI) Thailand operations ($0.4 million), sales were down 5.4% or $4.2 million primarily due to volume decreases associated with weakness in the fluid power, oil and gas, and industrial markets and a reduction in sales to the automotive market, and to locations exited in CPI Canada completed during the past twelve months, offset slightly by growth in European compressor parts and service and by increased pricing.
Segment profit in the second quarter of 2016 was $5.4 million compared to $4.0 million in the second quarter of 2015, an increase of $1.4 million, or 35.0%. Operating margins for the segment were 7.3%, which was up from the 5.1% reported in the second quarter of 2015. Excluding increased restructuring costs ($0.1 million), and current quarter foreign exchange translation, segment profit increased $1.5 million or 33.3%, primarily driven by overall cost savings associated with the exited locations including employee costs associated with reduced headcount, material cost savings, labor efficiencies and pricing increases, offset partially by a $0.4 million charge associated with a reserve provided for associated with claims made against us by a subsidiary of BorgWarner.
Power Systems. Sales of $54.7 million in the second quarter of 2016 increased $6.8 million, or 14.2%, from $47.9 million in the second quarter of 2015. The increase includes higher aftermarket parts revenues due to higher volume and slightly higher pricing ($7.9 million) partially offset by a decrease in engine and service revenues for the period.
The segment reported a profit of $7.0 million in the second quarter of 2016 compared to $6.3 million in the second quarter of 2015, an increase of 11.1%. Operating margins for the segment decreased from 13.2% in the second quarter 2015 to 12.8% in the second quarter of 2016. Excluding the impact of restructuring ($0.5 million) and the year-over-year impact of the loss provision on a multi-year contract for engines with EDF, segment profit increased $2.1 million, or 34.4%. The provision initially arose in the first quarter of 2015 primarily as a result of the strengthening of the U.S. Dollar versus the Euro. In the second quarter of 2016, an additional $1.7 million loss on the EDF contract was recognized due to strengthening of the U.S. dollar versus the Euro. The increase in segment profit net of those effects was due mainly to the increased sales of aftermarket parts noted above.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Sales of $608.1 million in the first six months of 2016 increased 5.6% from $575.9 million in the first six months of 2015. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	7.9%	(0.6)%	(1.7)%	5.6%
Sealing Products	13.7%	(0.4)%	(6.3)%	7.0%
Engineered Products	(0.2)%	(1.2)%	(3.7)%	(5.1)%
Power Systems	—%	—%	18.8%	18.8%
Following are the key points regarding changes in sales first six months of of 2016 compared to the same period in 2015:

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment.

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment.

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first six months of 2016 increased $2.3 million as compared to the same period in 2015. The increase was driven primarily by the impact of an incentive compensation accrual reductions taken in the second quarter of 2015, causing a year-over-year increase of $3.6 million, partially offset by lower consulting costs in the first six months of 2016 ($0.7 million).
Interest expense, net in the first six months of 2016 increased by $1.2 million as compared to the same period of 2015, primarily due to higher average outstanding indebtedness.
Other expense, net in the first six months of 2016 increased by $0.4 million as compared to the same period of 2015, due mainly to an increase in environmental remediation costs accrued in the first six months of 2016 versus 2015 ($4.0 million), offset primarily by a loss on the convertible debentures purchase transactions in the first quarter of 2015 ($2.8 million).
The Joint Plan contemplated by the consensual settlement of asbestos claims will provide for total contributions by Coltec of $110.0 million as part of the Parent Settlement, compared to contributions of $30.0 million by Coltec previously contemplated in the second amended plan of reorganization. As a result, asbestos expense of $80.0 million was accrued in the first six months of of 2016.

We recorded income tax benefit of $31.2 million on pre-tax loss from continuing operations of $74.4 million in the first six months of 2016, resulting in an effective tax rate for the quarter of 41.9%. In the first quarter of 2016, significant pre-tax losses were benefited in the U.S. at a higher effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate. Additionally, because the year-to-date ordinary loss exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.
During the first six months of 2015, our effective tax rate was 0.3% as we recorded an income tax benefit of $0.1 million on pre-tax loss of $39.0 million. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first six months of 2015. We released a valuation allowance in France where an entity had demonstrated sustained earnings to overcome a history of negative evidence. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. In the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $47.0 million goodwill and other intangible asset impairment. Without discrete items, our effective tax rate would have been 29.9% in the first six months of 2015.
Net loss was $43.2 million, or $1.99 per share, in the first six months of 2016 compared to net loss of $38.9 million, or $1.68 per share, in the same period of 2015. Loss per share is expressed on a diluted basis.
Following is a discussion of operating results for each segment during the the first six months of 2016:
Sealing Products. Sales of $357.3 million in the first six months of 2016 reflect a 7.0% increase compared to the $333.9 million reported in the same period of 2015. Excluding the benefit of acquisitions ($45.7 million), and unfavorable foreign exchange translation ($1.4 million), sales were down 6.3% or $20.9 million due to volume decreases associated with softer demand from oil and gas, OEM truck parts, and nuclear markets which were partially offset by the aerospace markets, which have seen strong bookings year to date.
Segment profit of $39.3 million in the first six months of 2016 increased 0.3% from $39.2 million reported in the same period of 2015. Operating margins for the segment declined from 11.7% in the first six months of 2015 to 11.0% in the first six months of 2016. Excluding the favorable impact of acquisitions and acquisition-related costs ($5.0 million), and of restructuring costs ($2.8 million) associated with downsizing the Garlock division's presence in the U.K. along with the aforementioned company-wide cost reduction initiative, segment profit was down $2.0 million or 4.8%. The decrease was largely due to lower sales and increased operating expenses, offset partially by lower raw material costs and the benefit of a legal settlement.
Engineered Products. Sales in the first six months of 2016 decreased 5.1% to $147.8 million from $155.7 million reported in the same period of 2015. Excluding the impact of unfavorable foreign exchange translation ($1.8 million) and of the divestiture of our CPI Thailand operations ($0.4 million), sales were down 3.9% or $5.7 million primarily due to weakness in compressor parts and services demand from the U.S. and Asia/Pacific markets and a decrease in volume due to locations exited in CPI Canada in the fourth quarter of 2015 and first quarter of 2016, offset slightly by pricing increases.
Segment profit in the first six months of 2016 was $7.5 million compared to $7.4 million in the same period of 2015, an increase of 0.1 million, or 1.4%. Operating margins for the segment were 5.1%, which was up from the 4.8% reported in the first six months of 2015. Excluding increased restructuring costs ($2.0 million) associated with the aforementioned exited and consolidated locations within the segment at CPI along with the company-wide cost reduction initiative commenced in the second quarter of 2016, and favorable current year foreign exchange translation ($0.1 million), segment profit increased $2.1 million or 23.6%, primarily driven by lower manufacturing and raw material costs, pricing increases, and overall cost savings associated with the exited locations including lower employee costs due to reduced headcount.
Power Systems. Sales of $104.7 million in the first six months of 2016 increased $16.6 million, or 18.8%, from $88.1 million in the same period of 2015. The increase includes higher engine and aftermarket parts revenues ($17.6 million) partially offset by a decrease in service revenues ($1.0 million) for the the first six months of 2016 compared to the the first six months of 2015.
The segment reported a profit of $8.2 million in the first six months of 2016 compared to $6.9 million in the first six months of 2015, a increase of 18.8%. Operating margins for the segment were 7.8% in first six months of 2016, essentially flat to prior year. Excluding the year-over-year impact of the loss provision on a multi-year contract for engines with EDF that arose in the first quarter of 2015 primarily as a result of the strengthening of the U.S. Dollar versus the Euro, as well as $0.5 million of current year restructuring costs, segment profit decreased $3.2 million, or 26.7%. In the six months ended June 30, 2016, an additional $1.7 million loss on the EDF contract was recognized, compared to $6.2 million of loss recognized associated with the contract in the corresponding prior year period. The year-over-year decrease in segment profit excluding the above effects primarily results from total costs incurred in the first quarter of 2016 associated with the AVL matter ($3.0 million, inclusive of the $2.7 million settlement) and from increased manufacturing and research and development costs.
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
As of June 30, 2016, we held all of our $118.5 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities used $3.0 million of cash in the first six months of 2016 compared to using $2.4 million in the same period last year.
Investing activities used $46.8 million and $49.0 million of cash during the first six months of 2016 and 2015, respectively. The decrease was mainly due to lower spend in 2016 associated with acquisitions ($2.3 million) and net cash received for the sale of CPI Thailand ($0.5 million) offset partially by increased capital expenditures ($1.1 million).
Financing activities provided $73.8 million in cash in the first six months of 2016, primarily from $99.3 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares ($17.7 million) and for dividends ($9.1 million). Financing activities in the first six months of 2015 used cash of $65.9 million,  primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $80.0 million spent to repurchase 1.2 million shares of our outstanding common stock and the payment of $9.4 million of dividends. These activities were funded by cash on hand and additional borrowings of $68.3 million from our revolving credit facility.
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

We were in compliance with all covenants of the Credit Facility Amendment as of June 30, 2016.
The borrowing availability at June 30, 2016, under the Revolving Credit Facility was $128.4 million, representing the full $300 million amount of the Revolving Credit Facility less $10.1 million reserved for outstanding letters of credit and $161.5 million of outstanding borrowings.
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
Related Party Notes
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently in the process of attempting to extend the maturity of the Notes Payable to GST.
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

Share Repurchase Program.

In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2016, we repurchased 0.4 million shares for $17.7 million. Through June 30, 2016, we have purchased $23.6 million of the $50.0 million authorized, including purchases in 2015.
Subsequent to June 30, 2016, we repurchased additional shares for $2.8 million through August 2, 2016.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2016, this amount was $111.7 million. This receivable is expected to be collected after our plan of reorganization is completed.
We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 17 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “- Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 14 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 10 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects at former operating facilities that were sold or closed and primarily deal with soil and water contamination.
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA in April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged.
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has notified the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of June 30, 2016 and December 31, 2015, we had accrued liabilities of $20.0 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the sites and cannot estimate a reasonably possible range of loss associated with remediation or other costs at these sites. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two sites identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional sites, which includes estimated costs of investigative work to be conducted at such sites, resulting in a total reserve of $2.2 million.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. (BorgWarner) in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations, with the findings all being below the applicable screening level. The parties have since entered into a new order stating that MDEQ will perform a second round of seasonable vapor intrusion testing in the summer of 2016 and including negotiated time frames for groundwater remediation. As a result of these recent developments, in the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination.
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

BorgWarner
A subsidiary of BorgWarner has asserted claims against GGB France E.U.R.L. (“GGB France”), with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. The preliminary report concluded that the change in the source of the raw material was a technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. A preliminary report of the expert panel on related financial matters is anticipated to be issued in or around the third quarter of 2016, which would be followed by a final report of the expert panel, which is anticipated to be issued later in 2016. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would limit GGB France’s liability to replacing the bearings at issue at a cost of approximately 0.4 million EUR, and that the determination of any duty to notify is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR based on GGB's legal defenses described above. Accordingly, GGB France accrued $0.4 million during the second quarter of 2016 associated with this matter.

AVL
On December 17, 2014, AVL filed a lawsuit against Fairbanks Morse alleging damages in connection with a contract dated August 28, 2008 between AVL and Fairbanks Morse pursuant to which AVL conducted engine testing services for certain AVL customers at certain of Fairbanks Morse’s facilities in Beloit, Wisconsin during the 2010 to 2012 time period. AVL claimed that it was unable to conduct its desired level of engine testing and asserted alternative damages theories based on rescission and lost profits. On April 21, 2016, Fairbanks Morse agreed to pay AVL $2.7 million to settle the lawsuit, in advance of a jury trial scheduled to begin on April 25, 2016 in the United States District Court for the Western District of Wisconsin.

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
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
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
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one-year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
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

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate. These risks and uncertainties are described in Part II, Item 1A of our Form 10-Q for the period ended March 31, 2016.
From the Petition Date through June 30, 2016, GST has recorded Chapter 11 case-related fees and expenses totaling $152.1 million. The total includes $79.7 million for fees and expenses of GST’s counsel and experts; $58.5 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $13.9 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $8.0 million of those case-related fees and expenses in the first six months of 2016 compared to $11.7 million in the first six months of 2015. EnPro has recorded an additional $9.9 million of expenses related to these Chapter 11 proceedings from the Petition Date, $0.9 million of which was recorded in 2016.
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
Insurance Coverage. At June 30, 2016 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the Petition Date, including $18.0 million collected in the first six months of 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2017 – $13 million
2018 – $11 million
GST LLC has received $8.6 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $62.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover Coltec and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is $387.0 million. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at June 30, 2016 at that amount and Coltec has accrued a liability of $110 million at June 30, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the Joint Plan contemplated by the comprehensive consensual settlement reached with the Future Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by a vote of at least 75% of asbestos claimants in favor of the plan and by the Bankruptcy Court and the District Court and, if so pproved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and Coltec in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan. In light of these risks and uncertainties, we cannot assure you that the Joint Plan will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan that we anticipate.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.4 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2016	36,950	(1)	$57.92	(1)	36,950	(1)	$34,153,076	(1)
May 1 - May 31, 2016	66,300	(1)	$49.42	(1)	66,300	(1)	$30,876,236	(1)
June 1 – June 30, 2016	75,551	(1)(2)	$48.31	(1)(2)	75,000	(1)	$27,251,722	(1)
Total	178,801	(1)(2)	$50.70	(1)(2)	178,250	(1)	$27,251,722	(1)

(1)
On October 28, 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 36,950 shares at an average purchase price of $57.92 per share during April 2016, 66,300 shares at an average purchase price of $49.42 per share during May 2016 and 75,000 shares at an average purchase price of $48.32 per share during June 2016 (with $27,251,722 remaining authority at quarter end).

(2)
In June 2016, a total of 551 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 129 of these shares were valued at a price of $47.46, the closing trading price of our common stock on June 15, 2016, and 422 of these shares were valued at a price of $44.39 per share, the closing trading price of our common stock on June 30, 2016. Accordingly, the total 551 shares were valued at a weighted average price of $45.11. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of August, 2016.

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