Form 10-Q
period 2016-09-30
ENPRO INDUSTRIES, INC
filed 2016-11-03
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2016, there were 21,361,118 shares of common stock of the registrant outstanding, which does not include 194,073 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2016 and 2015
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$292.7	$306.6	$900.8	$882.5
Cost of sales	194.1	205.2	596.7	590.0
Gross profit	98.6	101.4	304.1	292.5
Operating expenses:
Selling, general and administrative	70.9	74.8	231.7	226.2
Goodwill and other intangible asset impairment	—	—	—	47.0
Asbestos settlement	—	—	80.0	—
Other	2.4	1.7	10.4	3.3
Total operating expenses	73.3	76.5	322.1	276.5
Operating income (loss)	25.3	24.9	(18.0)	16.0
Interest expense	(14.3)	(12.9)	(41.7)	(39.0)
Interest income	0.3	0.1	0.7	0.4
Other income (expense)	(1.3)	0.1	(5.4)	(4.2)
Income (loss) before income taxes	10.0	12.2	(64.4)	(26.8)
Income tax benefit (expense)	(4.0)	(0.8)	27.2	(0.7)
Net income (loss)	$6.0	$11.4	$(37.2)	$(27.5)
Comprehensive income (loss)	$6.6	$7.5	$(38.6)	$(39.5)

Basic earnings (loss) per share	$0.28	$0.52	$(1.71)	$(1.21)
Diluted earnings (loss) per share	$0.28	$0.51	$(1.71)	$(1.21)
Cash dividends per share	$0.21	$0.20	$0.63	$0.60

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in millions)

	2016	2015
OPERATING ACTIVITIES
Net loss	$(37.2)	$(27.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22.8	22.4
Amortization	19.9	20.9
Loss on exchange and repurchase of convertible debentures	—	2.8
Goodwill and other intangible asset impairment	—	47.0
Asbestos settlement	80.0	—
Deferred income taxes	(38.7)	0.3
Stock-based compensation	4.8	3.6
Other non-cash adjustments	0.8	1.1
Change in assets and liabilities, net of effects of acquisitions and sale of businesses:
Accounts receivable, net	(8.3)	(2.1)
Inventories	2.0	(12.6)
Accounts payable	(17.4)	(9.5)
Other current assets and liabilities	(4.7)	—
Other non-current assets and liabilities	(16.1)	(14.4)
Net cash provided by operating activities	7.9	32.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.6)	(23.4)
Payments for capitalized internal-use software	(3.1)	(3.6)
Acquisitions, net of cash acquired	(28.5)	(45.5)
Other	3.7	0.3
Net cash used in investing activities	(52.5)	(72.2)
FINANCING ACTIVITIES
Proceeds from debt	303.3	181.3
Repayments of debt	(192.7)	(123.1)
Repurchase of common stock	(26.2)	(80.0)
Dividends paid	(13.6)	(13.8)
Repurchase of convertible debentures conversion option	—	(21.6)
Other	(3.1)	(2.1)
Net cash provided by (used in) financing activities	67.7	(59.3)
Effect of exchange rate changes on cash and cash equivalents	(11.7)	(2.7)
Net increase (decrease) in cash and cash equivalents	11.4	(102.2)
Cash and cash equivalents at beginning of period	103.4	194.2
Cash and cash equivalents at end of period	$114.8	$92.0
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39.7	$35.8
Income taxes, net	$26.8	$22.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$4.8	$7.6
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$114.8	$103.4
Accounts receivable, net	222.6	212.5
Inventories	178.9	178.4
Prepaid expenses and other current assets	36.6	23.6
Total current assets	552.9	517.9
Property, plant and equipment, net	216.2	211.5
Goodwill	203.5	195.9
Other intangible assets, net	184.8	190.4
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	149.1	109.3
Other assets	38.1	36.9
Total assets	$1,581.5	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$27.8	$24.3
Notes payable to GST	295.9	12.2
Current maturities of long-term debt	0.1	0.1
Accounts payable	89.1	101.5
Accrued expenses	121.5	140.6
Total current liabilities	534.4	278.7
Long-term debt	462.5	356.2
Notes payable to GST	—	271.0
Asbestos liability	110.0	30.0
Other liabilities	90.5	103.1
Total liabilities	1,197.4	1,039.0
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,598,399 shares in 2016 and 22,046,647 shares in 2015	0.2	0.2
Additional paid-in capital	349.2	372.5
Retained earnings	91.5	142.5
Accumulated other comprehensive loss	(55.5)	(54.1)
Common stock held in treasury, at cost – 194,517 shares in 2016 and 196,593 shares in 2015	(1.3)	(1.3)
Total shareholders’ equity	384.1	459.8
Total liabilities and equity	$1,581.5	$1,498.8

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
Recently Issued Authoritative Accounting Guidance

In August 2016, a standard was issued to eliminate diversity in practice in the classification of certain cash receipts and cash payments within the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The guidance requires application through a retrospective transition method. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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
In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard will become effective for us beginning with the first quarter 2018. We are currently evaluating the new guidance, including possible transition alternatives, to determine the impact it will have on our consolidated financial statements. The guidance has the potential to affect our current practice of accounting for certain engine contracts as single profit centers under existing guidance in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract. Additionally, we are reviewing our engine contracts where significant costs are incurred to procure specialized equipment to review whether such costs will be eligible to be included in measuring progress toward satisfying the performance obligations in the contracts.

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

In total, we paid $28.5 million in the nine months ended September 30, 2016 for these businesses.

Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This effective tax rate is generally lower than U.S. statutory tax rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can be magnified by pre-tax losses in high jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions.

We recorded income tax benefit of $27.2 million on pre-tax loss of $64.4 million in the nine months ended September 30, 2016, resulting in an effective tax rate of 42.3%. During the nine months ended September 30, 2016, significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate.

During the first nine months of 2015, our effective tax rate was negative 2.4% as we recorded an income tax expense of $0.7 million on pre-tax loss of $26.8 million. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first six months of 2015. We released a valuation allowance in France where an entity had demonstrated sustained earnings to overcome a history of negative evidence. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. Additionally, in the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $47.0 million goodwill and other intangible asset impairment.

During the third quarter of 2016, our effective tax rate was 39.6% as we recorded an income tax expense of $4.0 million on pre-tax income of $10.0 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income. The combination of mix, overall loss limitations, and small denominators result in a high effective quarterly rate. During the third quarter of 2015, our effective tax rate was 6.3% as we recorded an income tax expense of $0.8 million on pre-tax income of $12.2 million. The unusual tax expense in the prior year primarily resulted from our inability to record tax benefits related to the largely nondeductible goodwill impairment charge, all of which was recorded in the second quarter as a discrete item.

4.	Earnings (Loss) Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$6.0	$11.4	$(37.2)	$(27.5)
Denominator:
Weighted-average shares – basic	21.5	22.0	21.7	22.7
Share-based awards	0.2	0.1	—	—
Weighted-average shares – diluted	21.7	22.1	21.7	22.7
Earnings (loss) per share:
Basic	$0.28	$0.52	$(1.71)	$(1.21)
Diluted	$0.28	$0.51	$(1.71)	$(1.21)
In the nine months ended September 30, 2016 and September 30, 2015, there were losses attributable to common shares. There were 0.2 million and 1.0 million potentially dilutive shares, respectively, excluded for the nine months ended September 30, 2016 and 2015 since they were antidilutive.

5.	Inventories

	September 30, 2016	December 31, 2015
	(in millions)
Finished products	$106.5	$110.2
Work in process	25.0	25.6
Raw materials and supplies	52.7	49.0
	184.2	184.8
Reserve to reduce certain inventories to LIFO basis	(11.3)	(11.3)
Manufacturing inventories	172.9	173.5
Incurred costs relating to long-term contracts	13.4	10.9
Progress payments related to long-term contracts	(7.4)	(6.0)
Net balance associated with completed-contract inventories	6.0	4.9
Total inventories	$178.9	$178.4
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

6.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$328.3	$215.0
Cumulative billings on uncompleted POC contracts	293.9	198.2
	$34.4	$16.8
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2016	December 31, 2015
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$38.8	$23.5
Accrued expenses (billings in excess of POC revenue recognized)	(4.4)	(6.7)
	$34.4	$16.8
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Incurred costs relating to long-term contracts	$—	$0.1
Progress payments related to long-term contracts	(0.9)	(1.0)
Net balance associated with completed-contract inventories	$(0.9)	$(0.9)
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
At September 30, 2016 and December 31, 2015, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 5, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At September 30, 2016 and December 31, 2015, deposits and progress payments for long lead time components totaled $1.3 million and $1.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2016, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2015	$179.7	$9.1	$7.1	$195.9
Change due to acquisitions	7.8	—	—	7.8
Change due to foreign currency translation	(0.2)	—	—	(0.2)
Goodwill as of September 30, 2016	$187.3	$9.1	$7.1	$203.5

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of September 30, 2016 and December 31, 2015.
Identifiable intangible assets are as follows:

	As of September 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$221.7	$122.8	$212.5	$112.0
Existing technology	62.6	29.0	63.0	26.9
Trademarks	36.0	19.5	35.3	18.4
Other	24.1	22.4	24.1	21.9
	344.4	193.7	334.9	179.2
Indefinite-Lived:
Trademarks	34.1	—	34.7	—
Total	$378.5	$193.7	$369.6	$179.2
Amortization expense for the quarters ended September 30, 2016 and 2015 was $5.3 million and $5.4 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $15.8 million and $16.4 million, respectively.

8.	Accrued Expenses

	September 30, 2016	December 31, 2015
	(in millions)
Salaries, wages and employee benefits	$38.8	$42.8
Interest	25.3	36.7
Customer advances	7.2	8.9
Income and other taxes	15.9	10.3
Other	34.3	41.9
	$121.5	$140.6

9.	Related Party Transactions
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
As of September 30, 2016 and December 31, 2015, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $27.8 million and $24.3 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the

“Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently in the process of attempting to extend the maturities of the Notes Payable to GST.
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Quarters Ended September 30,		Nine Months Ended September 30,
Description		2016	2015	2016	2015
		(in millions)
Sales to GST	Net sales	$6.8	$8.9	$20.4	$22.3
Purchases from GST	Cost of sales	$4.0	$5.2	$13.2	$15.9
Interest expense to GST	Interest expense	$8.4	$8.0	$25.0	$23.8

Description	Consolidated Balance Sheets Caption	September 30, 2016	December 31, 2015
		(in millions)
Due from GST	Accounts receivable, net	$15.4	$16.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$113.1	$100.6
Due from GST	Other assets	$1.4	$1.3
Due to GST	Accounts payable	$7.2	$8.0
Accrued interest to GST	Accrued expenses	$24.4	$31.2

10.	Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of September 30, 2016.
The borrowing availability under our Revolving Credit Facility at September 30, 2016 was $121.6 million after giving consideration to $10.4 million of outstanding letters of credit and $168.0 million of outstanding revolver borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 16 - Garlock Sealing Technologies LLC. Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary, New Coltec, Inc. ("New Coltec"), in addition to EnPro and Coltec. Each of our domestic consolidated subsidiaries (other than GST and their respective subsidiaries, until they become consolidated subsidiaries in the future) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee, including, as part of the contemplated Coltec restructuring, newly formed subsidiaries, Fairbanks Morse, LLC and OldCo, LLC ("OldCo").

11.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for the Company’s U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2016 and 2015, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$1.0	$1.2	$0.1	$0.1	$3.2	$4.4	$0.3	$0.3
Interest cost	3.2	2.6	—	0.1	9.5	8.7	0.2	0.2
Expected return on plan assets	(4.3)	(4.7)	—	—	(12.7)	(14.1)	—	—
Amortization of net loss	1.7	1.7	—	—	5.1	5.3	—	—
Deconsolidation of GST	(0.2)	(0.2)	—	—	(0.7)	(0.6)	—	—
Net periodic benefit cost	$1.4	$0.6	$0.1	$0.2	$4.4	$3.7	$0.5	$0.5

For the nine months ended September 30, 2016, we contributed $14.8 million to our U.S. defined benefit pension plan. Based upon available information, which is subject to change, no further contributions to our U.S defined benefit pension plan are anticipated in the remainder of 2016.

12.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $13.6 million were made during the nine months ended September 30, 2016. Cash dividends declared per common share for the quarter and nine months ended September 30, 2016 were $0.21 and $0.63, respectively.
On November 2, 2016, our board of directors authorized a dividend of $0.21 per share, payable on December 15, 2016 to all shareholders of record as of December 1, 2016.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2016, we repurchased 0.5 million shares for $25.8 million. Cash payments for repurchases that settled during the same period were $26.2 million.
Subsequent to September 30, 2016, we repurchased additional shares for $2.4 million through November 1, 2016.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty truck parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems.

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
Segment operating results and other financial data for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Sales
Sealing Products	$175.3	$186.3	$532.6	$520.2
Engineered Products	65.7	72.1	213.5	227.8
Power Systems	52.5	49.1	157.2	137.2
	293.5	307.5	903.3	885.2
Intersegment sales	(0.8)	(0.9)	(2.5)	(2.7)
Net sales	$292.7	$306.6	$900.8	$882.5
Segment Profit
Sealing Products	$23.1	$22.5	$62.4	$61.7
Engineered Products	2.9	1.5	10.4	8.9
Power Systems	7.3	9.2	15.5	16.1
Total segment profit	33.3	33.2	88.3	86.7
Corporate expenses	(6.4)	(6.3)	(21.9)	(19.5)
Asbestos settlement	—	—	(80.0)	—
Goodwill and other intangible asset impairment	—	—	—	(47.0)
Interest expense, net	(14.0)	(12.8)	(41.0)	(38.6)
Other expense, net	(2.9)	(1.9)	(9.8)	(8.4)
Income (loss) before income taxes	$10.0	$12.2	$(64.4)	$(26.8)
Segment assets are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Sealing Products	$653.6	$631.7
Engineered Products	223.5	231.5
Power Systems	172.3	162.2
Corporate	532.1	473.4
	$1,581.5	$1,498.8

14.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2016	December 31, 2015
	(in millions)
Assets
Time deposits	$27.5	$24.2
Deferred compensation assets	6.4	5.4
	$33.9	$29.6
Liabilities
Deferred compensation liabilities	$7.5	$6.6
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$462.6	$478.5	$356.3	$360.3
Notes payable to GST	$295.9	$299.1	$283.2	$281.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

15.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended September 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(9.0)	$(47.1)	$(56.1)
Other comprehensive loss before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income (loss)	(0.4)	1.0	0.6
Ending balance	$(9.4)	$(46.1)	$(55.5)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended September 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$6.6	$(48.8)	$(42.2)
Other comprehensive loss before reclassifications	(4.9)	—	(4.9)
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income (loss)	(4.9)	1.0	(3.9)
Ending balance	$1.7	$(47.8)	$(46.1)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive loss before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	3.1	2.9
Net current-period other comprehensive income (loss)	(4.5)	3.1	(1.4)
Ending balance	$(9.4)	$(46.1)	$(55.5)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2015 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$17.0	$(51.1)	$(34.1)
Other comprehensive loss before reclassifications	(15.3)	—	(15.3)
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current-period other comprehensive income (loss)	(15.3)	3.3	(12.0)
Ending balance	$1.7	$(47.8)	$(46.1)
Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
(in millions)	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of pension and other postretirement plans:
Actuarial losses	$1.7	$1.7	$5.1	$5.3	(1)
Tax benefit	(0.7)	(0.7)	(2.0)	(2.0)	Income tax expense
Net of tax	$1.0	$1.0	$3.1	$3.3
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$—	$(0.2)	$—	Other non-operating expense

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 11, “Pensions and Postretirement Benefits” for additional details).

16.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
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
In June 2014, the official committee representing current asbestos claimants (the "Current Asbestos Claimants' Committee") in GST's Chapter 11 proceedings filed a motion with the Bankruptcy Court asking the court to reopen the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Current Asbestos Claimants' Committee's motion to reopen.
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs.
On January 14, 2015, we announced that GST and we had reached an agreement with the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") in GST's Chapter 11 proceedings that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The Future Claimants' Representative agreed to support, recommend and vote in favor of the second amended plan.
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
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad-hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by the favorable vote of at least 75% of asbestos claimants who vote on the approval of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
If the Joint Plan is approved by asbestos claimants, the settlement contemplates that, as an appropriate and necessary step to facilitate the implementation of the settlement and not to delay or hinder creditors or the resolution of claims, Coltec will, subject to the receipt of necessary consents, undergo a corporate restructuring in which all of its significant operating assets and subsidiaries, which include each of our major business units, would be transferred into a new direct EnPro subsidiary, New Coltec”), which would also assume all of Coltec’s non-asbestos liabilities. The restructured Coltec, OldCo, would retain responsibility for all asbestos claims and rights to certain insurance assets. Upon completion of the restructuring, the settlement contemplates that OldCo will file a pre-packaged Chapter 11 bankruptcy petition, which we expect will be administered with GST’s Chapter 11 proceedings. While no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its present and former businesses based on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims, and several thousand cases currently pending have been stayed during the pendency of GST’s Chapter 11 proceedings.
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims who vote on the approval of the Joint Plan vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. In addition, EnPro, Coltec and GST’s obligations to proceed with the settlement are conditioned upon:

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
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$49.2	$54.0	$150.9	$165.2
Cost of sales	31.3	33.8	95.3	102.2
Gross profit	17.9	20.2	55.6	63.0
Operating expenses:
Selling, general and administrative	10.0	10.6	31.3	33.0
Asbestos-related	0.1	0.3	50.1	0.4
Other	0.1	0.4	0.4	0.5
Total operating expenses	10.2	11.3	81.8	33.9
Operating income (loss)	7.7	8.9	(26.2)	29.1
Interest income, net	8.4	7.8	25.3	23.8
Income (loss) before reorganization expenses and income taxes	16.1	16.7	(0.9)	52.9
Reorganization expenses	(6.8)	(5.0)	(14.8)	(16.7)
Income (loss) before income taxes	9.3	11.7	(15.7)	36.2
Income tax benefit (expense)	(3.7)	(5.1)	5.9	(12.6)
Net income (loss)	$5.6	$6.6	$(9.8)	$23.6
Comprehensive income (loss)	$5.0	$0.6	$(9.0)	$13.6

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2016 and 2015
(in millions)

	2016	2015
Net cash provided by operating activities	$32.9	$44.5
Investing activities
Purchases of property, plant and equipment	(5.1)	(3.6)
Net payments on loans to affiliates	(5.2)	(3.6)
Net purchase of held-to-maturity securities	(50.5)	(29.6)
Other	(0.2)	—
Net cash used in investing activities	(61.0)	(36.8)
Effect of exchange rate changes on cash and cash equivalents	1.4	(3.3)
Net increase (decrease) in cash and cash equivalents	(26.7)	4.4
Cash and cash equivalents at beginning of period	71.9	66.0
Cash and cash equivalents at end of period	$45.2	$70.4

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	September 30, 2016	December 31, 2015
Assets:
Notes receivable from affiliate - current	$295.9	$12.2
Other current assets	410.5	393.9
Asbestos insurance receivable	49.0	62.0
Deferred income taxes	126.8	105.6
Notes receivable from affiliate	—	271.0
Other assets	67.7	67.8
Total assets	$949.9	$912.5
Liabilities and Shareholder’s Equity:
Current liabilities	$33.9	$40.5
Other liabilities	117.6	114.4
Liabilities subject to compromise (A)	388.6	339.1
Total liabilities	540.1	494.0
Shareholder’s equity	409.8	418.5
Total liabilities and shareholder’s equity	$949.9	$912.5

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387.0 million as of September 30, 2016 for asbestos related claims. The accrual consists of of (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) an estimate of $17.0 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. See Note 17, “Commitments and Contingencies - Asbestos - Liability Estimate."

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2016 and December 31, 2015, we had accrued liabilities of $20.7 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. In the quarter ended September 30, 2016, we accrued a $1.2 million liability to reflect our most current estimate of our share of certain EPA oversight costs associated with one site. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA in April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River

Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
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
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. The parties have entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August. Results from sampling outside of three residences were above screening levels. Follow up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Results from one more residential sampling location are pending. In addition, vapor intrusion sampling at the facility owned by BorgWarner is planned, with results expected to be received in the fourth quarter. As a result of these developments, in the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. The remaining reserve at September 30, 2016 is $1.1 million. Based on the results of the pending and planned vapor intrusion testing and ongoing groundwater sampling, further modifications to the remediation system at the site may be required. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. Based upon limited information regarding any further remediation that may be required at the site, we cannot estimate a reasonably possible range of loss.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2016 and 2015 are as follows:

	2016	2015
	(in millions)
Balance at beginning of year	$4.8	$3.5
Net charges to expense	3.3	2.0
Settlements made	(3.4)	(1.9)
Balance at end of period	$4.7	$3.6
BorgWarner
A subsidiary of BorgWarner has asserted claims against GGB France E.U.R.L. (“GGB France”), with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. The preliminary report concluded that the change in the source of the raw material was a technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. A preliminary report of the expert panel on related financial matters is anticipated to be issued in or around the fourth quarter of 2016, which would be followed by a final report of the expert panel, which is anticipated to be issued relatively soon thereafter. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would limit GGB France’s liability to replacing the bearings at issue at a cost of approximately 0.4 million EUR, and that the determination of any duty to notify is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR based on GGB's legal defenses described above. Accordingly, GGB France accrued $0.4 million during the second quarter of 2016 associated with this matter.

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
Insurance Coverage. At September 30, 2016 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the Petition Date, including $18.0 million collected in the first nine months of 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
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
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is now $387.0 million. GST has revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at September 30, 2016 at that amount and Coltec has accrued a liability of $110.0 million at September 30, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the Joint Plan contemplated by the comprehensive consensual settlement reached with the Future Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by the favorable vote of at least 75% of asbestos claimants who vote on the approval of the plan and by the Bankruptcy Court and the District Court and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
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
Our December 31, 2015 Condensed Consolidating Balance Sheet that was presented in our Supplemental Guarantor Financial Information footnote in the SEC Form 10-K for the year ended December 31, 2015 reflects the retrospective adoption of a standard in the first quarter of 2016 that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The impact on the Parent's and the Consolidated column's previously issued financial information is a decrease of $4.7 million to Other assets and Long-term debt. The adjustments had no impact on the Condensed Consolidating Statement of Operations or Condensed Consolidating Statement of Cash Flows for the three and nine months ended September 30, 2015. Refer to Note 1, "Overview, Basis of Presentation, and Recently Issued Authoritative Accounting Guidance" for more information about this revision.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207.1	$105.1	$(19.5)	$292.7
Cost of sales	—	144.8	68.8	(19.5)	194.1
Gross profit	—	62.3	36.3	—	98.6
Operating expenses:
Selling, general and administrative	6.3	37.9	26.7	—	70.9
Other	0.4	0.1	1.9	—	2.4
Total operating expenses	6.7	38.0	28.6	—	73.3
Operating income (loss)	(6.7)	24.3	7.7	—	25.3
Interest expense, net	(4.7)	(9.3)	—	—	(14.0)
Other expense	—	(1.2)	(0.1)	—	(1.3)
Income (loss) before income taxes	(11.4)	13.8	7.6	—	10.0
Income tax benefit (expense)	8.4	(8.2)	(4.2)	—	(4.0)
Income (loss) before equity in earnings of subsidiaries	(3.0)	5.6	3.4	—	6.0
Equity in earnings of subsidiaries, net of tax	9.0	3.4	—	(12.4)	—
Net income	$6.0	$9.0	$3.4	$(12.4)	$6.0
Comprehensive income	$6.6	$9.5	$3.0	$(12.5)	$6.6
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$630.2	$333.9	$(63.3)	$900.8
Cost of sales	—	442.0	218.0	(63.3)	596.7
Gross profit	—	188.2	115.9	—	304.1
Operating expenses:
Selling, general and administrative	20.8	124.2	86.7	—	231.7
Asbestos settlement	—	80.0	—	—	80.0
Other	1.7	2.9	5.8	—	10.4
Total operating expenses	22.5	207.1	92.5	—	322.1
Operating income (loss)	(22.5)	(18.9)	23.4	—	(18.0)
Interest expense, net	(13.9)	(26.9)	(0.2)	—	(41.0)
Other expense	—	(5.1)	(0.3)	—	(5.4)
Income (loss) before income taxes	(36.4)	(50.9)	22.9	—	(64.4)
Income tax benefit (expense)	13.1	28.3	(14.2)	—	27.2
Income (loss) before equity in earnings of subsidiaries	(23.3)	(22.6)	8.7	—	(37.2)
Equity in earnings of subsidiaries, net of tax	(13.9)	8.7	—	5.2	—
Net income (loss)	$(37.2)	$(13.9)	$8.7	$5.2	$(37.2)
Comprehensive income (loss)	$(38.6)	$(15.4)	$4.2	$11.2	$(38.6)
ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$609.7	$312.6	$(39.8)	$882.5
Cost of sales	—	426.1	203.7	(39.8)	590.0
Gross profit	—	183.6	108.9	—	292.5
Operating expenses:
Selling, general and administrative	18.7	118.0	89.5	—	226.2
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	0.9	0.6	1.8	—	3.3
Total operating expenses	19.6	124.2	132.7	—	276.5
Operating income (loss)	(19.6)	59.4	(23.8)	—	16.0
Interest expense, net	(8.5)	(29.9)	(0.2)	—	(38.6)
Other expense	(2.8)	(1.4)	—	—	(4.2)
Income (loss) before income taxes	(30.9)	28.1	(24.0)	—	(26.8)
Income tax benefit (expense)	8.0	(5.1)	(3.6)	—	(0.7)
Income (loss) before equity in earnings of subsidiaries	(22.9)	23.0	(27.6)	—	(27.5)
Equity in earnings of subsidiaries, net of tax	(4.6)	(27.6)	—	32.2	—
Net loss	$(27.5)	$(4.6)	$(27.6)	$32.2	$(27.5)
Comprehensive loss	$(39.5)	$(16.6)	$(42.7)	$59.3	$(39.5)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(51.6)	$33.9	$25.6	$—	$7.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(19.5)	(5.1)	—	(24.6)
Payments for capitalized internal-use software	—	(2.8)	(0.3)	—	(3.1)
Acquisitions, net of cash acquired	—	(25.5)	(3.0)	—	(28.5)
Other	—	2.9	0.8	—	3.7
Net cash used in investing activities	—	(44.9)	(7.6)	—	(52.5)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	94.5	(95.2)	0.7	—	—
Proceeds from debt	—	297.2	6.1	—	303.3
Repayments of debt	—	(191.7)	(1.0)	—	(192.7)
Repurchase of common stock	(26.2)	—	—	—	(26.2)
Dividends paid	(13.6)	—	—	—	(13.6)
Other	(3.1)	—	—	—	(3.1)
Net cash provided by financing activities	51.6	10.3	5.8	—	67.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.7)	—	(11.7)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	12.1	—	11.4
Cash and cash equivalents at beginning of period	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of period	$—	$—	$114.8	$—	$114.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(36.6)	$45.7	$22.9	$—	$32.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(17.8)	(5.5)	—	(23.4)
Payments for capitalized internal-use software	—	(2.5)	(1.1)	—	(3.6)
Acquisitions, net of cash acquired	—	(42.4)	(3.1)	—	(45.5)
Other	—	0.1	0.2	—	0.3
Net cash used in investing activities	(0.1)	(62.6)	(9.5)	—	(72.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	177.5	(175.9)	(1.6)	—	—
Proceeds from debt	—	177.7	3.6	—	181.3
Repayments of debt	(23.3)	(99.8)	—	—	(123.1)
Repurchase of common stock	(80.0)	—	—	—	(80.0)
Dividends paid	(13.8)	—	—	—	(13.8)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	36.7	(98.0)	2.0	—	(59.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.7)	—	(2.7)
Net increase (decrease) in cash and cash equivalents	—	(114.9)	12.7	—	(102.2)
Cash and cash equivalents at beginning of period	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of period	$—	$—	$92.0	$—	$92.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$114.8	$—	$114.8
Accounts receivable, net	—	162.6	60.0	—	222.6
Intercompany receivables	—	8.2	5.9	(14.1)	—
Inventories	—	124.9	54.0	—	178.9
Prepaid expenses and other current assets	26.9	8.5	13.8	(12.6)	36.6
Total current assets	26.9	304.2	248.5	(26.7)	552.9
Property, plant and equipment, net	0.1	144.4	71.7	—	216.2
Goodwill	—	175.4	28.1	—	203.5
Other intangible assets	—	161.0	23.8	—	184.8
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	7.8	49.9	1.0	(58.7)	—
Investment in subsidiaries	689.4	246.2	—	(935.6)	—
Other assets	16.4	150.7	20.1	—	187.2
Total assets	$740.6	$1,468.7	$393.2	$(1,021.0)	$1,581.5
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$27.8	$—	$27.8
Notes payable to GST	—	295.9	—	—	295.9
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	1.0	52.2	35.9	—	89.1
Intercompany payables	—	5.9	8.2	(14.1)	—
Accrued expenses	7.6	83.4	43.1	(12.6)	121.5
Total current liabilities	8.6	437.5	115.0	(26.7)	534.4
Long-term debt	293.9	168.6	—	—	462.5
Intercompany payables	40.7	8.1	9.9	(58.7)	—
Other liabilities	13.3	165.1	22.1	—	200.5
Total liabilities	356.5	779.3	147.0	(85.4)	1,197.4
Shareholders’ equity	384.1	689.4	246.2	(935.6)	384.1
Total liabilities and equity	$740.6	$1,468.7	$393.2	$(1,021.0)	$1,581.5

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
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty truck parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
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
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of September 30, 2016 and December 31, 2015 was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 16 to our Consolidated Financial Statements in this Form 10-Q for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached an agreement with the court-appointed representative of future asbestos claimants (the "Future Claimants' Representative") in GST's Chapter 11 proceedings that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The Future Claimants' Representative agreed to support, recommend and vote in favor of the second amended plan. On January 14, 2015, GST filed the second amended plan of reorganization which provides for (a) the treatment of present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the Petition Date, and (b) administrative and litigation costs. The second amended plan of reorganization provides for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the "Parent Settlement" described below, upon consummation of the second amended plan and additional contributions by GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would provide the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the Petition Date and were not paid prior to the Petition Date. The second amended plan provides that GST would pay in full claims that had been resolved by settlement or verdict prior to the Petition Date that were not paid prior to the Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The amount of such claims resolved by verdict is $2.5 million. GST estimates the range of its aggregate liability for the unpaid settled asbestos claims to be from $3.1 million to $16.4 million, and the second amended plan would provide that if the actual amount is less than $10.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan would provide that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would be $132 million. The second amended plan includes provisions referred to as the “Parent Settlement” for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would contribute $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec will fund Anchor’s costs of dissolution (up to $500,000), (c) EnPro would guarantee all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would subordinate their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan.
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

While the Future Claimants’ Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by the favorable vote of at least 75% of asbestos claimants who vote on the approval of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.

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

The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date at consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.

The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims who vote on the approval of the Joint Plan vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. Additional conditions are described in “Contingencies - Subsidiary Bankruptcy” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency backup power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision on the contract as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected if we are not timely in performing our obligations under the contract and the penalties apply. In addition, our profitability could be adversely affected if we do not realize certain internal efficiency gains that we anticipate achieving while performing under the contract.
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
In 2015, we launched a focused effort to restructure underperforming units. The initial effort focused on exiting and consolidating facilities in the Engineered Products segment and selectively reducing cost in the Sealing Products segment. The associated activities were substantially completed by the end of the second quarter of 2016. During the quarter ended June 30,

2016, an additional company-wide initiative to reduce cost across all operating segments and the corporate office was initiated. The effort is progressing as planned The associated headcount reductions and other cost reduction measures are anticipated to generate approximately $18 million of annualized savings. The effort, along with previously announced restructuring in the Sealing Products and Engineered Products segments completed in the past year, resulted in a reduction in corporate and segment operating costs in the third quarter of approximately $3 million. Results for the nine months ended September 30, 2016 include approximately $4 million of restructuring charges associated with these second quarter 2016 actions. Restructuring costs in the fourth quarter of 2016 related to future headcount reductions are expected to be approximately $2 million, primarily associated with the completion of the above actions at certain of our foreign locations.
Outlook

Throughout the current industrial downturn, we have taken a very measured and balanced approach to managing our performance. Our focus has been on reducing costs and exiting underperforming businesses without undermining our long-term innovation and growth initiatives. These actions have significantly improved the profitability of our Engineered Products segment and have partially mitigated the negative effects of the market headwinds on our overall results while we have continued our new product development, commercial excellence and manufacturing excellence programs. Power Systems’ recent program win is an example of our focus on long-term value and further solidifies Fairbanks Morse as a key supplier to the U.S. Coast Guard.
We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. We continued to execute on this strategy in the third quarter through our cost reduction activities, R&D investments in Power Systems and Sealing Products, integration of our recent Rubber Fab acquisition, an $8.1 million repurchase of shares and a $0.21 per share dividend.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Based on the expected mix of domestic losses and foreign earnings, we anticipate our annual effective tax rate for 2016 will be skewed higher, between 38% and 42%.

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

We estimate annual pension expense for the full year of 2016 will be approximately $6 million, which would be approximately $1 million more than in 2015. For the nine months ended September 30, 2016, we contributed $14.8 million to our U.S. defined benefit pension plan. Based upon available information, which is subject to change, no further contributions to our U.S defined benefit pension plan are anticipated in the remainder of 2016.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

In addition, we continue to work diligently to bring a close to our company’s asbestos chapter, and we remain on track for the expected confirmation and ultimate consummation of the joint plan of reorganization filed pursuant to the consensual comprehensive settlement announced on March 17, 2016. We expect to reconsolidate GST into EnPro late next summer. We address our outlook regarding our actions to permanently resolve GST LLC’s asbestos litigation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Subsidiary Bankruptcy” sections.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Sales
Sealing Products	$175.3	$186.3	$532.6	$520.2
Engineered Products	65.7	72.1	213.5	227.8
Power Systems	52.5	49.1	157.2	137.2
	293.5	307.5	903.3	885.2
Intersegment sales	(0.8)	(0.9)	(2.5)	(2.7)
Net sales	$292.7	$306.6	$900.8	$882.5
Segment Profit
Sealing Products	$23.1	$22.5	$62.4	$61.7
Engineered Products	2.9	1.5	10.4	8.9
Power Systems	7.3	9.2	15.5	16.1
Total segment profit	33.3	33.2	88.3	86.7
Corporate expenses	(6.4)	(6.3)	(21.9)	(19.5)
Asbestos settlement	—	—	(80.0)	—
Goodwill and other intangible asset impairment	—	—	—	(47.0)
Interest expense, net	(14.0)	(12.8)	(41.0)	(38.6)
Other expense, net	(2.9)	(1.9)	(9.8)	(8.4)
Income (loss) before income taxes	$10.0	$12.2	$(64.4)	$(26.8)
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
Other expense, net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015 with the exception of $2.2 million, $0.8 million, $9.2 million, and $2.2 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015 also includes $1.4 million, $1.1 million, $3.2 million, and $3.1 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2016 Compared to the Third Quarter of 2015
Sales of $292.7 million in the third quarter of 2016 decreased 4.5% from $306.6 million in the third quarter of 2015. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change Third Quarter 2016 vs. Third Quarter 2015
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.5%	(0.5)%	(5.5)%	(4.5)%
Sealing Products	2.5%	(0.5)%	(7.9)%	(5.9)%
Engineered Products	(0.7)%	(0.8)%	(7.5)%	(9.0)%
Power Systems	—%	—%	6.9%	6.9%

We acquired Rubber Fab which is included in the Sealing Products segment in the second quarter of 2016.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the third quarter of 2016 increased $0.1 million as compared to the same period in 2015 as an increase in share-based compensation expense to directors driven by the increased fair value of certain awards accounted for as liabilities was offset in part by decreases in incentive compensation costs during the quarter due to lower attainment levels.
Interest expense, net in the third quarter of 2016 increased by $1.2 million as compared to the same period of 2015, primarily due to higher average outstanding indebtedness.
Other expense, net in the third quarter of 2016 increased by $1.0 million as compared to the same period of 2015, primarily due to an increase in costs associated with previously divested businesses, including environmental remediation and legal costs.
During the third quarter of 2016, our effective tax rate was 39.6% as we recorded an income tax expense of $4.0 million on pre-tax income of $10.0 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income. The combination of mix, overall loss limitations, and small denominators result in a high effective quarterly rate.
During the third quarter of 2015, our effective tax rate was 6.3% as we recorded an income tax expense of $0.8 million on pre-tax income of $12.2 million. The unusual tax expense in the prior year primarily resulted from our inability to record tax benefits related to the largely nondeductible goodwill impairment charge, all of which was recorded in the second quarter as a discrete item.
Net income was $6.0 million, or $0.28 per share, in the third quarter of 2016 compared to net income of $11.4 million, or $0.51 per share, in the same quarter of 2015. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $175.3 million in the third quarter of 2016 reflect a 5.9% decrease compared to the $186.3 million reported in the same quarter of 2015. Excluding the benefit of acquisitions ($4.6 million), and unfavorable foreign exchange translation ($0.8 million), sales were down 7.9% or $14.6 million due to volume decreases caused by weak demand in refining, steel, mining, nuclear, gas turbine equipment, heavy-duty trucking and general industrial, which more than offset strength in the semiconductor and food & pharma markets. Segment sales in the third quarter were further negatively impacted versus the same period in the prior year due to the exit from unprofitable original equipment business acquired as part of the Air Spring Business acquisition.
Segment profit of $23.1 million in the third quarter of 2016 increased 2.7% from $22.5 million reported in the third quarter of 2015. Operating margins for the segment increased from 12.1% in the third quarter of 2015 to 13.2% in the third quarter of 2016. Excluding the favorable impact of acquisitions and acquisition-related costs ($3.2 million), which include a $1.5 million reduction of an earnout accrual in the current quarter associated with the segment's previous acquisition of Fabrico, Inc. ("Fabrico"), and the unfavorable impact of current year restructuring costs ($0.5 million) associated with downsizing the Garlock division's presence in the U.K., along with the aforementioned company-wide cost reduction initiative, segment profit was down $2.1 million or 8.9%. The aforementioned sales volume decreases, an unfavorable product mix, and additional costs related to the Air Spring Business acquisition more than offset supply chain savings and the realization of the effects of cost reduction measures during the quarter.
Engineered Products. Sales in the third quarter of 2016 decreased 8.9% to $65.7 million from $72.1 million reported in the third quarter of 2015. Excluding the impact of unfavorable foreign exchange translation ($0.6 million) and the divestiture of our Compressor Products International (CPI) Thailand operations ($0.5 million), sales were down 7.5% or $5.4 million primarily due to volume decreases associated with weakness in the European fluid power and industrial markets, softening of European compressor parts and service, and continued weakness in the North American oil & gas market, and to locations exited in CPI Canada completed during the past twelve months, offset slightly by increased pricing.
Segment profit in the third quarter of 2016 was $2.9 million compared to $1.5 million in the third quarter of 2015, an increase of $1.4 million, or 93.3%. Operating margins for the segment were 4.4%, which was up from the 2.1% reported in the third quarter of 2015. Excluding increased restructuring costs ($0.6 million) and the unfavorable impact of current quarter foreign exchange translation ($0.1 million), in the face of the sales decline as a result of improved manufacturing efficiencies and other cost reductions related to the segment’s restructuring activites, including the exit from eight underperforming facilities over the past year and several footprint optimization moves.

.
Power Systems. Sales of $52.5 million in the third quarter of 2016 increased $3.4 million, or 6.9%, from $49.1 million in the third quarter of 2015. The increase includes higher engine revenues ($9.4 million) due to an increase in engine production for some of the segment's largest programs, offset by a decrease in aftermarket parts and services revenues ($5.9 million) driven by lower volume that was partially offset by price increases in 2016.
The segment reported a profit of $7.3 million in the third quarter of 2016 compared to $9.2 million in the third quarter of 2015, a decrease of 20.7%. Operating margins for the segment decreased from 18.7% in the third quarter 2015 to 13.9% in the third quarter of 2016. Excluding the impact of restructuring and of reflecting the total projected loss on the long-term EDF contract in proportion to the percentage of completion of the contract ($0.5 million favorable), segment profit decreased $2.5 million, or 27.8%. No adjustments were made to the reported projected loss on the EDF contract in the third quarter of 2016 or 2015. The decrease in segment profit was due mainly to the effect of a lower proportion of aftermarket parts sales to total sales, partially offset by the aforementioned price increases.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Sales of $900.8 million in the first nine months of 2016 increased 2.1% from $882.5 million in the first nine months of 2015. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	5.7%	(0.5)%	(3.1)%	2.1%
Sealing Products	9.7%	(0.5)%	(6.8)%	2.4%
Engineered Products	(0.4)%	(1.0)%	(4.9)%	(6.3)%
Power Systems	—%	—%	14.6%	14.6%
Following are the key effects of acquisitions on sales for the first nine months of of 2016 compared to the same period in 2015:

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first nine months of 2016 increased $2.4 million as compared to the same period in 2015. The increase was driven primarily by higher incentive compensation costs ($3.2 million) due mainly to the impact of an incentive compensation accrual reduction taken in the second quarter of 2015 and to higher share-based compensation expense to directors driven by the increased fair value of certain awards accounted for as liabilities ($1.1 million), partially offset by lower professional services fees in the first nine months of 2016 ($1.7 million).
Interest expense, net in the first nine months of 2016 increased by $2.4 million as compared to the same period of 2015, primarily due to higher average outstanding indebtedness.
Other expense, net in the first nine months of 2016 increased by $1.4 million as compared to the same period of 2015, due mainly to an increase in environmental remediation costs accrued in the first nine months of 2016 versus 2015 ($4.3 million), offset primarily by a loss on the convertible debentures purchase transactions in the first quarter of 2015 ($2.8 million).
The Joint Plan contemplated by the consensual settlement of asbestos claims will provide for total contributions by Coltec of $110.0 million, compared to contributions of $30.0 million by Coltec previously contemplated in the second amended plan of reorganization. As a result, asbestos expense of $80.0 million was accrued in the first nine months of of 2016.

We recorded income tax benefit of $27.2 million on pre-tax loss of $64.4 million in the nine months ended September 30, 2016, resulting in an effective tax rate of 42.3%. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. During the nine months ended September 30, 2016, significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate.

During the first nine months of 2015, our effective tax rate was negative (2.4)% as we recorded an income tax expense of $0.7 million on pre-tax loss of $26.8 million. The volatility in the tax rate is primarily the result of significant discrete items that were recorded during the first six months of 2015. We released a valuation allowance in France where an entity had demonstrated sustained earnings to overcome a history of negative evidence. The full $3.2 million benefit of this valuation allowance release was recorded as a discrete item in the first quarter of 2015. Additionally, in the second quarter of 2015, we recorded a discrete tax benefit of only $0.8 million on the $47.0 million goodwill and other intangible asset impairment.
Net loss was $37.2 million, or $1.71 per share, in the first nine months of 2016 compared to net loss of $27.5 million, or $1.21 per share, in the same period of 2015.
Following is a discussion of operating results for each segment during the the first nine months of 2016:
Sealing Products. Sales of $532.6 million in the first nine months of 2016 reflect a 2.4% increase compared to the $520.2 million reported in the same period of 2015. Excluding the benefit of acquisitions ($50.3 million), and unfavorable foreign exchange translation ($2.3 million), sales were down 6.8% or $35.6 million due to volume decreases associated with softer demand from oil and gas, heavy-duty trucking, nuclear, and general industrial markets, along with promotional and commodity price-driven price decreases in heavy-duty trucking.
Segment profit of $62.4 million in the first nine months of 2016 increased 1.1% from $61.7 million reported in the same period of 2015. Operating margins for the segment declined from 11.9% in the first nine months of 2015 to 11.7% in the first nine months of 2016. Excluding the favorable impact of acquisitions and acquisition-related costs ($8.2 million), which include the $1.5 million reduction of an earnout accrual in the current quarter associated with the segment's previous acquisition of Fabrico, and the unfavorable impact of restructuring costs ($3.3 million) associated with downsizing the Garlock division's presence in the U.K., along with the aforementioned company-wide cost reduction initiative, segment profit was down $4.1 million or 6.3%. The decrease was largely due to the aforementioned sales decline, offset partially by lower raw material costs and labor efficiencies.
Engineered Products. Sales in the first nine months of 2016 decreased 6.3% to $213.5 million from $227.8 million reported in the same period of 2015. Excluding the impact of unfavorable foreign exchange translation ($2.4 million) and of the divestiture of our CPI Thailand operations ($0.9 million), sales were down 4.9% or $11.1 million primarily due to weakness in compressor parts and services demand from the U.S. and Asia/Pacific markets, weakness in the European fluid power, industrial, and automotive markets, and a decrease in volume due to locations exited in CPI Canada in the fourth quarter of 2015 and first quarter of 2016.
Segment profit in the first nine months of 2016 was $10.4 million compared to $8.9 million in the same period of 2015, an increase of $1.5 million, or 16.9%. Operating margins for the segment were 4.9%, which was up from the 3.9% reported in the first nine months of 2015. Excluding increased restructuring costs ($2.6 million) associated with the aforementioned exited and consolidated locations within the segment at CPI, along with the company-wide cost reduction initiative commenced in the second quarter of 2016 and favorable current year foreign exchange translation ($0.1 million), segment profit increased $4.3 million, or 39.1%, primarily driven by lower manufacturing and raw material costs, overall cost savings associated with the exited locations including lower employee costs due to reduced headcount, labor efficiencies realized, and pricing increases.
Power Systems. Sales of $157.2 million in the first nine months of 2016 increased $20.0 million, or 14.6%, from $137.2 million in the same period of 2015. The increase includes higher engine revenues ($15.5 million) due to increased volume in engines and higher aftermarket parts revenues ($4.8 million) resulting from increased volume and pricing for parts for the the first nine months of 2016 compared to the the first nine months of 2015.
The segment reported a profit of $15.5 million in the first nine months of 2016 compared to $16.1 million in the first nine months of 2015, a decrease of 3.7%. Operating margins for the segment were 9.9% in the first nine months of 2016. Excluding the impact of reflecting the total projected loss on the long-term EDF contract in proportion to the percentage of completion of the contract in each nine month period ($5.6 million unfavorable), as well as $0.4 million of current year restructuring costs, segment profit decreased $5.7 million, or 27.0%. In the nine months ended September 30, 2016, an additional $1.8 million loss on the EDF contract was recognized, compared to $5.9 million of loss recognized associated with the contract in the corresponding prior year period. The year-over-year decrease in segment profit excluding the above effects primarily results from total costs incurred in the first quarter of 2016 associated with the AVL matter ($3.0 million, inclusive of the $2.7 million settlement), unfavorable product mix due to the high increase in engine sales relative to aftermarket parts, and to increased manufacturing and warranty costs.

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
As of September 30, 2016, we held all of our $114.8 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided $7.9 million of cash in the first nine months of 2016 compared to providing $32.0 million in the same period last year. The decrease was due mainly to a pension contribution made in the third quarter of 2016 ($14.8 million) and to higher payments for interest and taxes in 2016 compared to the prior year ($7.9 million).
Investing activities used $52.5 million and $72.2 million of cash during the first nine months of 2016 and 2015, respectively. The decrease was mainly due to lower spend in 2016 associated with acquisitions ($17.0 million) and to receipts of the payments held in escrow for our previous sale of our GRT business unit and from the 2016 sale of CPI Thailand ($3.4 million).
Financing activities provided $67.7 million in cash in the first nine months of 2016, primarily from $105.7 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares ($26.2 million) and for dividends ($13.6 million). Financing activities in the first nine months of 2015 used cash of $59.3 million, primarily from $44.9 million spent to repurchase the majority of our outstanding convertible debentures, $80.0 million spent to repurchase 1.2 million shares of our outstanding common stock and the payment of $13.8 million of dividends. These activities were funded by cash on hand, cash from operations, and from net additional borrowings of $77.9 million from our revolving credit facility.
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”).
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At September 30, 2016, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
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

We were in compliance with all covenants of the Credit Facility Amendment as of September 30, 2016.
The borrowing availability at September 30, 2016, under the Revolving Credit Facility was $121.6 million, representing the full $300 million amount of the Revolving Credit Facility less $10.4 million reserved for outstanding letters of credit and $168.0 million of outstanding borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 16 - Garlock Sealing Technologies LLC. Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary, New Coltec, Inc., in addition to EnPro and Coltec. Each of our domestic consolidated subsidiaries (other than GST and their respective subsidiaries, until they become consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee, including, as part of the contemplated Coltec restructuring, newly formed subsidiaries, Fairbanks Morse, LLC and OldCo, LLC.
Senior Notes. In September 2014, we issued $300 million aggregate principal amount of our senior notes. A portion of the net proceeds of the offering of the senior notes was used to repay outstanding borrowings.
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
Related Party Notes
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. We are currently seeking approval to extend the maturities of the Notes Payable to GST.
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

Share Repurchase Program.

In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2016, we repurchased 0.5 million shares for $25.8 million. Through September 30, 2016, we have purchased $31.7 million of the $50.0 million authorized, including purchases in 2015.
Subsequent to September 30, 2016, we repurchased additional shares for $2.4 million through November 1, 2016.
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
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At September 30, 2016, this amount was $113.1 million. This receivable is expected to be collected after our plan of reorganization is completed.

We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s bankruptcy proceeding, see Note 17 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcy,” and “Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 14 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA in April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of September 30, 2016 and December 31, 2015, we had accrued liabilities of $20.7 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. In the quarter ended September 30, 2016, we accrued a $1.2 million liability to reflect our most current estimate of our share of certain EPA oversight costs associated with one site. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 14 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 14 sites referred to above. In February 2016, the Mississippi

Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. The parties have entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August. Results from sampling outside of three residences were above screening levels. Follow up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Results from one more residential sampling location are pending. In addition, vapor intrusion sampling at the facility owned by BorgWarner is planned, with results expected to be received in the fourth quarter. As a result of these developments, in the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. The remaining reserve at September 30, 2016 is $1.1 million. Based on the results of the pending and planned vapor intrusion testing and ongoing groundwater sampling, further modifications to the remediation system at the site may be required. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. Based upon limited information regarding any further remediation that may be required at the site, we cannot estimate a reasonably possible range of loss.
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

BorgWarner
A subsidiary of BorgWarner has asserted claims against GGB France E.U.R.L. (“GGB France”), with respect to certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. The preliminary report concluded that the change in the source of the raw material was a technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. A preliminary report of the expert panel on related financial matters is anticipated to be issued in or around the fourth quarter of 2016, which would be followed by a final report of the expert panel, which is anticipated to be issued relatively soon thereafter. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would limit GGB France’s liability to replacing the bearings at issue at a cost of approximately 0.4 million EUR, and that the determination of any duty to notify is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR based on GGB's legal defenses described above. Accordingly, GGB France accrued $0.4 million during the second quarter of 2016 associated with this matter.

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
While the Future Claimants' Representative has agreed to support the second amended plan of reorganization, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the Future Claimants’ Representative and the Current Asbestos Claimants’ Committee, as well as with ad hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by the favorable vote of at least 75%

of asbestos claimants who vote on the approval of the plan and by the Bankruptcy Court and the U.S. District Court for the Western District of North Carolina (the “District Court”) and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
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
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. The Joint Plan permits, at our election, any of these contributions to be funded by EnPro or any affiliate of EnPro. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro would retain ownership of OldCo, GST LLC and Garrison.
The settlement includes a number of conditions to the consummation of the Joint Plan, including that the plan documents (including the Joint Plan) are approved by EnPro, Coltec, GST, Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives, that 75% of the holders of asbestos claims who vote on the approval of the Joint Plan vote in favor of the Joint Plan, and that the Joint Plan be approved by the Bankruptcy Court and the District Court. In addition, EnPro, Coltec and GST’s obligations to proceed with the settlement are conditioned upon:

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
From the Petition Date through September 30, 2016, GST has recorded Chapter 11 case-related fees and expenses totaling $158.9 million. The total includes $85.7 million for fees and expenses of GST’s counsel and experts; $59.1 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $14.1 million for the fees and expenses of the Future Claims Representative and his counsel and experts. GST recorded $14.8 million of those case-related fees and expenses in the first nine months of 2016 compared to $16.7 million in the first nine months of 2015. EnPro has recorded an additional $10.0 million of expenses related to these Chapter 11 proceedings from the Petition Date, $1.0 million of which was recorded in 2016.
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
Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts have aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believed that as billions of dollars of 524(g) trust assets became available to claimants, defendants in the state court tort system would obtain significant reductions in their costs to defend and resolve claims. As of the Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-

defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
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
Insurance Coverage. At September 30, 2016 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the Petition Date, including $18.0 million collected in the first nine months of 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of GST’s Chapter 11 proceeding and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
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
In light of the consensual settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan contemplated by the settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by Coltec (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is $387.0 million. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at September 30, 2016 at that amount and Coltec has accrued a liability of $110 million at September 30, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Proposed Plans of Reorganization. See Note 16, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for a description of the plans of reorganization filed and proposed to be filed in GST’s Chapter 11 proceedings, including the Joint Plan contemplated by the comprehensive consensual settlement reached with the Future

Claimants’ Representative, the Current Asbestos Claimants’ Committee and the Coltec Representatives. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the settlement, the Current Asbestos Claimants’ Committee, the Future Claimants’ Representative and the Coltec Representatives agreed to join GST and Coltec in proposing a Joint Plan for reorganization that incorporates the settlement and to ask asbestos claimants and the court to approve the plan. The Joint Plan is subject to approval by the favorable vote of at least 75% of asbestos claimants who vote on the approval of the plan and by the Bankruptcy Court and the District Court and, if so approved and consummated, would permanently resolve all current and future asbestos claims against GST and Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016 and July 29, 2016. On July 29, 2016, the Bankruptcy Court entered orders that, among other things, approved the disclosure statement for the Joint Plan, set December 9, 2016 as the deadline for asbestos claimants to vote on approving the Joint Plan, and scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in its Chapter 11 proceedings.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.4 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2016	58,936	(1)	$46.28	(1)	58,936	(1)	$23,870,340	(1)
August 1 - August 31, 2016	62,500	(1)	$51.43	(1)	62,500	(1)	$20,655,848	(1)
September 1 – September 30, 2016	43,459	(1)(2)	$55.31	(1)(2)	43,015	(1)	$18,277,173	(1)
Total	164,895	(1)(2)	$50.61	(1)(2)	164,451	(1)	$18,277,173	(1)

(1)
On October 28, 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 58,936 shares at an average purchase price of $46.28 per share during July 2016, 62,500 shares at an average purchase price of $51.43 per share during August 2016 and 43,015 shares at an average purchase price of $55.30 per share during September 2016 (with $18,277,173 remaining authority at quarter end).

(2)
In September 2016, a total of 444 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 114 of these shares were valued at a price of $55.03, the closing trading price of our common stock on September 15, 2016, and 330 of these shares were valued at a price of $56.82 per share, the closing trading price of our common stock on September 30, 2016. Accordingly, the total 444 shares were valued at a weighted average price of $56.36. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of November, 2016.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Chief Administrative Officer, General Counsel and
Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

10.1*	EnPro Industries, Inc. 2003 Long-Term Incentive Plan (2016 Amendment and Restatement)

23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith