Form 10-K
period 2016-12-31
ENPRO INDUSTRIES, INC
filed 2017-02-22
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2016 was $933,966,840. As of February 15, 2017, there were 21,414,181 shares of common stock of the registrant outstanding, which includes 193,699 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share. The terms “convertible debentures” and “debentures” mean the 3.9375% Convertible Senior Debentures due 2015 issued by the Company in October 2005. The term "senior notes" means the 5.875% Senior Notes due 2022 issued by the Company in September 2014. The term "Coltec" refers to our subsidiary Coltec Industries Inc prior to its merger with and into our OldCo, LLC subsidiary on December 31, 2016 and to its assigns and successor after such date.
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2016, we had 55 primary manufacturing facilities located in 12 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
Our sales by geographic region in 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in millions)
United States	$682.4	$696.2	$674.1
Europe	289.9	289.5	315.9
Other	215.4	218.7	229.3
Total	$1,187.7	$1,204.4	$1,219.3

On June 5, 2010 (the “GST Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and “Contingencies — Subsidiary Bankruptcies” and “— Contingencies — Asbestos,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries have been deconsolidated from our results since the GST Petition Date. The deconsolidated entities had sales for the years ended December 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
	(in millions)
United States	$101.6	$114.9	$125.9
Europe	9.4	11.4	14.6
Other	84.8	91.3	100.1
Total	$195.8	$217.6	$240.6

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

Acquisitions and Dispositions
On April 29, 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries. Rubber Fab is managed as part of EnPro's Garlock division within the Sealing Products segment. In total, we paid $22.6 million in 2016 for the acquisition of Rubber Fab.
In July 2015, we purchased the Veyance North American air spring business (the "Air Spring Business") through the purchase of 100% of the stock of Veyance's Mexico business and of all of the assets of its U.S. business. The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of our Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expands Stemco's presence and scale in the commercial vehicle suspension market. In the second quarter of 2016, we finalized and agreed upon the acquisition date balance sheet of the Air Spring Business with the seller and made an additional cash payment of $5.9 million for the agreed-upon acquisition date working capital balance.
In February 2015, we acquired 100% of the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. ATDynamics is managed as part of our Stemco division within the Sealing Products segment. ATDynamics, with operations in Texas, is a leading designer and manufacturer of a suite of aerodynamic products engineered to reduce fuel consumption in the global freight transportation industry.
We paid $45.5 million, net of cash acquired, in 2015 for the businesses acquired during that year.
In December 2014, we acquired Fabrico, Inc. ("Fabrico"), a privately-held company offering mission-critical components for the combustion and hot path sections of industrial gas and steam turbines. The business is headquartered in Oxford, Massachusetts with additional facilities in Charlton, Massachusetts and Greenville, South Carolina. The addition of Fabrico significantly expanded our presence and scale in the land-based turbine seal and combustion market.
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
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products. This acquisition added an established Asian marketing presence and manufacturing facilities for our gasket and sealing products business.
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. The acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million. The amount recognized as of December 31, 2016 is insignificant based on projected attainment.
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
In 2016, we sold all shares of our Franken Plastik business unit in the Sealing Products segment and of our CPI Thailand business unit in the Engineered Products segment. The Franken Plastic sale closed in late December, while the CPI Thailand sale closed in early June. We received $3.7 million for the sale of these businesses.

In December 2014, we sold substantially all of the assets and transferred certain liabilities of the GRT business unit. GRT, which was a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. It was previously managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses; $2.9 million of the sales proceeds being held in an escrow account for 18 months to fund indemnification payments, if any, to the buyer under the sale agreement. The escrow amount was received in 2016. GRT reported net sales of $31.3 million for the year ended December 31, 2014.
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
The Garlock family of companies designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; and modular sealing systems for sealing pipeline penetrations.
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
Stemco designs, manufactures and sells heavy-duty truck wheel-end components and systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products, such as brake drums, automatic brake adjusters, brake friction and shoes, hardware and brake kits; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings, other polymer bushing components, and air springs for tractor, trailer and cab suspensions; and RF-based tire pressure monitoring and inflation systems and automated mileage collection devices, as well as trailer end aerodynamic devices designed to increase fuel efficiency. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®, STEMCO Duroline®, STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Sentinel®, Data Trac®, DataTrac®, QwikKit®, Centrifuse®, AerisTM, BAT RF®, TrailerTail®, Spring Ride® and Super Cushion®.
Garlock Sealing Technologies LLC (“GST LLC”) is one of three of our subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on the GST Petition Date. GST LLC is one of the businesses within our broader Garlock group. GST LLC and its subsidiaries operate five primary facilities, including facilities in Palmyra, New York and Houston, Texas. Because GST LLC and its subsidiaries remain wholly-owned indirect subsidiaries of ours, we have continued to include a description of their products, customers, competition, and raw materials in this segment discussion.
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 37% of sales delivered to customers outside the United States in 2016. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, Hendrickson, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2016, the largest customer accounted for approximately 8% of segment revenues.
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
GGB designs, manufactures and sells self-lubricating, non-rolling, metal polymer, engineered plastics, and fiber reinforced composite bearing products, as well as aluminum bushing blocks for hydraulic applications. The bearing surfaces are often made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. GGB's bearing products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, aerospace, pump and compressor, construction, power generation and general industrial markets. GGB has approximately 20,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well recognized brand name and sells products under the DU®, DP®, DX®, DS®, HI-EX®, EP™, SY™, HPMB™, and GAR-MAX™ names.

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
Customers. The Engineered Products segment sells its products to a diverse customer base using a combination of direct sales and independent distribution networks worldwide, with approximately 72% of sales delivered to customers outside the United States in 2016. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2016, the largest customer accounted for approximately 2% of segment revenues.
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
Power Systems Segment
Overview. Our Power Systems segment (formerly Engine Products and Services) is composed of our Fairbanks Morse business, which designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse® brand name. Products in this segment include licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to our own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. These products are used in marine, oil and gas, and power generation markets. We have been building engines for over 115 years under the Fairbanks Morse® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Fairbanks Morse has been a key supplier to the U.S. Navy for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 70 years.
Customers. Our Power Systems segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 14% of sales delivered to customers outside the United States in 2016. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Toshiba America Nuclear Energy Corp., Electricite de France, EcoPetrol, and Exelon. In 2016, the largest customer accounted for approximately 11% of segment revenues.
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
Backlog
At December 31, 2016, we had a backlog of orders valued at $347.7 million compared with $346.6 million at December 31, 2015. Approximately 34% of the backlog, primarily in our Power Systems segment, is expected to be filled beyond 2017. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2016, 49 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Twenty-one of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products. For example, Fairbanks Morse licenses technology from MAN Diesel and its subsidiaries for certain of the four-stroke reciprocating engines it produces. The terms of the licenses vary by engine type. The renewal terms of a set of licenses for certain engine types are currently being negotiated, and such licenses would expire if renewal terms cannot be agreed upon. Licenses for the remaining engine types have terms, subject to potential renewal, expiring in 2018 or 2019. A loss of these licenses or a failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated for a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
Employees and Labor Relations
We currently have approximately 5,000 employees worldwide in our consolidated operations. Approximately 2,700 employees are located within the U.S., and approximately 2,300 employees are located outside the U.S., primarily in Europe, Mexico, Canada and China. Approximately 22% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract expiration dates from August 2017 to February 2021. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices. Our deconsolidated subsidiaries, primarily GST LLC, have about 850 additional employees worldwide.

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
Risks Related to Our Business
Certain of our subsidiaries have filed Chapter 11 petitions to resolve asbestos litigation.
The historical business operations of certain of our subsidiaries, principally GST LLC and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing products, which contained encapsulated asbestos fibers. Anchor is inactive and insolvent, there is no remaining insurance coverage available to Anchor and it has no assets. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers has been actively managed through another subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison,” collectively with GST LLC and Anchor, “GST”). On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”) to address these claims (the “GST Chapter 11 Case”). These subsidiaries have been deconsolidated from our financial statements since the GST Petition Date.
Although no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec Industries Inc (“Coltec”), a subsidiary which has since been merged into our OldCo, LLC subsidiary (“OldCo”), and its former businesses based principally on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims. At the GST Petition Date, thousands of claims alleging exposure to asbestos contained in products sold by Coltec and its former businesses were pending, but have been stayed by the Bankruptcy Court during the pendency of the GST Chapter 11 Case.
On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the official committee representing current asbestos claimants (the “GST Current Asbestos Claimants’ Committee”) in the GST Chapter 11 Case and the court-appointed representative of future asbestos claimants (the “GST Future Claimants’ Representative”) in the GST Chapter 11 Case, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and OldCo as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court in the GST Chapter 11 Case on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016 and December 2, 2016. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the

Bankruptcy Court and the District Court and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec will undertake the Coltec Restructuring (described below) and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc., which was formerly named New Coltec, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in 2016 of approximately $0.4 million.
In connection with the Coltec Restructuring, the obligations of OldCo, as the successor by merger to Coltec, under an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2018 (the “Coltec Note”) in favor of GST LLC, and Coltec’s guaranty of an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2018 entered into by our Stemco LP subsidiary in favor of GST LLC (the “Stemco Note”) were assumed by EnPro Holdings, and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018. Following the Coltec Restructuring and prior to the filing of the Chapter 11 bankruptcy petition by OldCo described below, OldCo was released from its obligations under our senior secured revolving credit facility and designated as an “unrestricted subsidiary” under the indenture governing our 5.875% Senior Notes due 2022, as a result of which it was automatically released from its obligations under such indenture. In connection with the restructuring, EnPro Holdings entered into a keep well agreement with OldCo, which is enforceable by third-party beneficiaries. Under the keep well agreement, EnPro Holdings agreed to make equity contributions to OldCo sufficient, together with other funds available to OldCo, to permit OldCo to pay and discharge its liabilities as they become due and payable, other than under the Coltec Note, the guarantee of the Stemco Note, the senior secured revolving credit facility and the indenture governing our 5.875% Senior Notes due 2022 (OldCo having been separately released from its obligations under each of those instruments).
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017 (the “OldCo Petition Date”), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017 and set, as the deadlines for filing objections to the Joint Plan, December 9, 2016 in the GST Chapter 11 Case and March 24, 2017 in the OldCo Chapter 11 Case.
Although no asbestos claimant or creditor filed any objection to the Joint Plan in the GST Chapter 11 Case, objections have been filed by the appointed bankruptcy administrator and by three insurers. The technical objection filed by the bankruptcy administrator, which is a non-judicial, federal appointee that is involved in cases from a perspective independent of an interested party, concerns the scope of the Joint Plan’s “exculpatory” provisions that would extend limited protection to the debtors in the case, their affiliates, committees appointed in the case, the future claimants’ representative and their respective professional advisors from liability for ancillary claims related to their actions or failure to act in connection with the case. The objections of the three insurers primarily concern the impact of the Joint Plan on insurance policies and related contracts to which they are parties. The hearing on objections to the Joint Plan filed in both proceedings will be part of the confirmation hearings for approval of the Joint Plan by the Bankruptcy Court scheduled to commence on May 15, 2017.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
The Consensual Settlement includes as an additional condition to our obligations to proceed with the settlement that we receive a private letter ruling from the IRS that the Trust will be recognized as a “designated settlement fund” or “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations (or, if such a ruling is not available, a legal opinion satisfactory in form and substance to us that the IRS will so recognize the Trust). On February 6, 2017, the IRS issued a private letter ruling satisfying this condition.
Under the Consensual Settlement and Joint Plan, GST and OldCo will retain their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. As of December 31, 2016, approximately $62.0 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed to cover claims against both GST and OldCo from solvent carriers with investment grade ratings. The Joint Plan provides that GST and OldCo are entitled to collect and retain 100% of any settlements and judgments related to these insurance policies.
In addition, Coltec purchased a number of primary and excess general liability insurance policies that were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976.
OldCo may have rights against primary and excess general liability insurance policies in the Pre-Garlock Coverage Block to recover its contributions to the Trust. Such rights, however, are disputed and uncertain. Of the Pre-Garlock Coverage Block, the bulk of the primary coverage was provided under six policies issued by Insurance Company of North America (“INA”). INA disputes that coverage exists under these policies, claiming that Coltec released such coverage when it settled coverage under separate policies INA issued to GST and Anchor. In addition, $7.2 million of the primary coverage in the Pre-Garlock Coverage Block was issued by American Motorists Insurance Co., which is in insolvency proceedings.
The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million.

The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and OldCo in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the Consensual Settlement, the Canadian Settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan and the Canadian Settlement. In light of these risks and uncertainties, we cannot assure you that the Joint Plan and the Canadian Settlement will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan and the Canadian Settlement that we anticipate. These risks and uncertainties include:

•	the risk that the Joint Plan is not approved by the Bankruptcy Court and the District Court and that orders so approving the Joint Plan do not become final; and

•
risks and uncertainties about whether any interested parties may further object to the Joint Plan or appeal any order issued by the Bankruptcy Court or District Court approving the Joint Plan, which objections and appeals, even if favorably resolved, may delay the consummation of the Joint Plan and increase our costs in connection with such proceedings.

In addition, our subsidiaries’ filing of Chapter 11 bankruptcy petitions and matters related to asbestos claims exposes us to a number of other risks and uncertainties, including:

•
Possible changes in the value of the deconsolidated subsidiaries reflected in our financial statements. Our investment in GST is, and for periods ending after the OldCo Petition Date our investment in OldCo will be, subject to periodic reviews for impairment. To estimate the fair value, the Company considers many factors and uses both discounted cash flow and market valuation approaches. The asbestos claims value is an important part of the value of that investment. The actual value will be determined in the Chapter 11 process, and accordingly adverse developments with respect to the terms of the resolution of such claims that differ from the terms of the Joint Plan and the Canadian Settlement may materially adversely affect the value of our investments in GST and OldCo.

•
The financial viability of our subsidiaries’ insurance carriers and their reinsurance carriers, and our subsidiaries’ ability to collect on claims from them. Agreements with certain of these insurance carriers and the terms of applicable policies define specific annual amounts to be paid or limit the amount that can be recovered in any one year, and accordingly substantial insurance payments for submitted claims have been deferred and are payable in installments through 2018, and an additional $38.0 million of other insurance payments may be payable only upon the conclusion of the bankruptcy process. OldCo’s ability to collect insurance from policies in the Pre-Garlock Coverage Block may depend on litigation, the outcome, cost, and timing of which is uncertain.

•
The costs of the bankruptcy proceedings and the length of time necessary to resolve the cases. Through December 31, 2016, GST has recorded Chapter 11 case-related fees and expenses totaling $159.9 million. We have recorded an additional $11.0 million in case-related fees and expenses incurred directly by EnPro, Coltec and OldCo.

For a further discussion of the filings and the asbestos exposure of our subsidiaries, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook,” “— Contingencies — Asbestos” and “—Contingencies – Subsidiary Bankruptcies,” and Notes 19 and 20 to our Consolidated Financial Statements, included in this report.
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
The prices for some of the raw materials we purchase increased in 2016. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
We have contingent liabilities related to discontinued operations, including previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.

Claims could arise relating to products, facilities or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, Coltec has received a notice from the Environmental Protection Agency asserting that Coltec is a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of eight uranium mines in Arizona. In addition, in connection with a facility located in Water Valley, Mississippi, which was divested in 1996 and at which Coltec has been managing trichloroethylene soil and groundwater contamination, the Mississippi Department of Environmental Quality issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation, and area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have reportedly engaged legal counsel to separately evaluate possible legal action. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. Coltec also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with Coltec’s periods of ownership of those operations. These and other potential liabilities of Coltec (other than with respect to claims related to asbestos exposure) have been assumed by EnPro Holdings in the Coltec Restructuring.
We have insurance and reserves to address some of these liabilities. However, if our insurance coverage is depleted or our reserves are not adequate, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2016, we derived approximately 43% of our net sales from sales of our products outside of the U.S. Our international operations are, and will continue to be, subject to a number of risks, including:

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
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. We may also incur charges to income to cover increases in the estimate of our subsidiaries’ future asbestos liability. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment in the value of our investment in GST or OldCo;

•	an impairment of goodwill at one of our reporting units;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability or environmental claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.

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
We are headquartered in Charlotte, North Carolina and have 55 primary manufacturing facilities located in 12 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York*	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Leased	160,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	171,000
Beloit, Wisconsin	Power Systems	Owned	433,000
Foreign
San Luis Potosi, Mexico	Sealing Products	Owned	387,250
Mexico City, Mexico*	Sealing Products	Owned	131,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Suzhou, China	Engineered Products	Owned	223,500
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000

*	These facilities are owned by GST LLC or one of its subsidiaries, which were deconsolidated from our Consolidated Financial Statements on the GST Petition Date.
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
On June 5, 2010, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”) as a result of tens of thousands of pending and expected future asbestos personal injury claims. The status of these proceedings is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Subsidiary Bankruptcies,” which is incorporated by reference. Other matters relevant to such proceedings are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies – Asbestos,” which is incorporated by reference herein. The Company is also subject to certain environmental and other legal matters which are included in Note 20 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
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

BorgWarner
A subsidiary of BorgWarner, Inc. ("BorgWarner") has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. In that report, the experts estimated the impact to BorgWarner arising from problems alleged to be caused by GGB France’s bearings to be within a range of 6.6 million EUR to 7.6 million EUR, while indicating that the lower end of this range was more probable and noting that BorgWarner had not provided to the experts certain evidence needed to substantiate BorgWarner's claims regarding performance problems and associated repair costs. It is not clear how this information, if provided, may affect the expert panel’s estimates. In their November 2016 preliminary report on financial matters, the experts also noted other possible technical causes of the performance problems unrelated to GGB France’s bearings, which contradicts the June 2016 preliminary report on technical matters. In response to these preliminary reports, we have made a number of filings which assert and clarify our positions, including that the bearings conformed to applicable specifications, there were other causes for the performance issues unrelated to the bearings supplied by GGB France and GGB France had no duty to notify BorgWarner regarding the change of source of raw material. The expert panel is expected to issue a final report on technical and financial matters in the first quarter of 2017. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would eliminate liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR, and that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR, based on the preliminary reports of the expert panel and GGB's legal defenses described above. Accordingly, in 2016, GGB France accrued $0.4 million associated with this matter.
Lower Passaic River Study Area of the Diamond Alkali Superfund Site
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) has notified Coltec that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during the 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper 9 miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
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
A&B Mines
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of 2 uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the sites and cannot estimate a reasonably possible range of loss associated with remediation or other costs at these sites. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first 2 sites identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional sites, which includes estimated costs of investigative work to be conducted at such sites, resulting in a total reserve of $2.2 million.
Water Valley
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. The parties have entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August. Results from sampling outside of three residences were above screening levels. Follow up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. MDEQ has requested that we develop and implement interim remedial measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures will be developed and implementation of them will begin in the first quarter of 2017. In addition, vapor intrusion sampling at the facility owned by BorgWarner was conducted in the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of responsive actions has begun. In the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. The remaining reserve at December 31, 2016 is $0.5 million. Based on the results of the pending and planned vapor intrusion testing and ongoing groundwater sampling, further modifications to the remediation system at the site may be required. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. Based upon limited information regarding any further remediation that may be required at the site, we cannot estimate a reasonably possible range of loss.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable
EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	56	President, Chief Executive Officer and Director
J. Milton Childress II	59	Senior Vice President and Chief Financial Officer
Todd L. Anderson	47	President, Stemco
Steven R. Bower	58	Vice President, Controller and Chief Accounting Officer
William A. Favenesi	53	President, CPI
Gilles Hudon	56	President, Technetics Group
Robert S. McLean	52	Chief Administrative Officer, General Counsel and Secretary
William C. O'Neal	41	Vice President, Strategy, Corporate Development and Investor Relations
Jon D. Rickers	43	Vice President, Human Resources
Marvin A. Riley	42	President, Fairbanks Morse
Susan E. Sweeney	53	President, GGB
Eric A. Vaillancourt	53	President, Garlock
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

William A. Favenesi is currently President, CPI division, and has held this position since November 2014. Mr. Favenesi served as Vice President of Global Commercial Development at CPI from October 2013 to November 2014 and served as Vice President at Technetics from August 2011 to October 2013. From May 2005 to August 2011, he held positions of increasing responsibility in sales and marketing for Garlock Helicoflex/Garlock HPS (now Technetics Group). Prior to joining EnPro, he served in various international sales management roles for The Lee Company and Advanced Products Company. Mr. Favenesi began his career as an officer in the U.S. Air Force where he flew EF-111A/F-111A aircraft.

Gilles Hudon is currently President, Technetics Group division, and has held this position since August 2011. In August 2013, Mr. Hudon accepted additional responsibility as Executive Vice President, EnPro Europe. Mr. Hudon previously served as Vice President and General Manager of Garlock’s High Performance Seals Group from August 2009 to 2011, as Vice President and General Manager of Garlock Helicoflex from 2007 to 2009, and as Vice President and General Manager of Garlock Canada from 2005 to 2007. Prior to joining EnPro, Mr. Hudon was President of Uniflex Technologies, a Canadian manufacturing company.

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

William C. O’Neal is currently Vice President, Strategy, Corporate Development and Investor Relations and has held this position since April 2015. Mr. O’Neal first joined EnPro in 2008 as Director, Mergers and Acquisitions. He then served as Vice President Strategy, Development and Finance, Technetics division, from January 2012 to March 2015.

Jon D. Rickers is currently Vice President, Human Resources and has held this position since February 2017.  Mr. Rickers previously served as Vice President, Human Resources of the Stemco division from November 2007 to September 2013, and as Global Vice President, Human Resources of the Technetics Group division and EnPro Europe from September 2013 to February 2017. Prior to joining EnPro Industries, Mr. Rickers was the Director of Human Resources with ITT Corporation.

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
As of December 31, 2016, there were 2,984 holders of record of our common stock. The price range of our common stock for each quarter from January 1, 2015 through December 31, 2016, and cash dividends declared on our common stock for these periods is listed below:

	Low Sale Price	High Sale Price	Dividend
Fiscal 2016:
Fourth Quarter	$52.00	$69.24	$0.21
Third Quarter	43.19	57.47	0.21
Second Quarter	42.56	60.47	0.21
First Quarter	37.53	63.82	0.21
Fiscal 2015:
Fourth Quarter	$38.20	$52.90	$0.20
Third Quarter	38.08	57.84	0.20
Second Quarter	56.87	69.26	0.20
First Quarter	58.99	70.23	0.20

For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2016	40,500	(1)	$55.62	(1)	40,500	(1)	16,024,563	(1)
November 1 – November 30, 2016	29,546	(1)	$56.90	(1)	29,546	(1)	14,343,492	(1)
December 1 – December 31, 2016	374	(2)	$67.00	(2)	—		—
Total	70,420	(1)(2)	$56.22	(1)(2)	70,046	(1)	14,343,492	(1)

(1)
On October 29, 2015, we announced that our Board of Directors had authorized the purchase, from time to time, of up to $50.0 million of our outstanding common stock. Pursuant to this authorization, we purchased 40,500 shares at an average purchase price of $55.62 per share in October 2016 and 29,546 shares at an average purchase price of $56.90 per share in November 2016. The share purchase authorization expires on October 28, 2017.

(2)
A total of 374 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. Coltec furnished these shares in exchange for management and other services provided by EnPro. 96 of these shares were valued at a price of $65.97, the average of the high and low trading price of our common stock on December 15, 2016, and 278 of these shares were valued at a price of $67.36 per share, the average of the high and low trading price of our common stock on December 31, 2016. Accordingly, the total 374 shares were valued at a weighted average price of $67.00. We do not consider the transfer of shares from Coltec in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index, a group of our peers (the “2015 Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., CLARCOR Inc., and Circor International, Inc., and a second peer group (the "2016 Peer Group") consisting of all of the companies in the 2015 Peer Group other than CLARCOR Inc. The 2015 Peer Group was used in the prior year presentation of this chart. We have elected to present a comparison with the 2016 Peer Group in light of CLARCOR Inc.'s announcement on December 1, 2016 of its agreement to be acquired by Parker Hannifin Corporation at a 17.8% premium to its closing share price on the date before the announcement.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2011, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2011, and continuing through December 31, 2016. Past performance is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from, and should be read together with, our Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015 (1) (2)	2014 (1) (2)	2013 (1) (2)	2012 (1) (2)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,187.7	$1,204.4	$1,219.3	$1,144.2	$1,184.2
Net income (loss)	$(40.1)	$(20.9)	$22.0	$27.4	$41.0
Balance Sheet Data:
Total assets	$1,546.4	$1,498.8	$1,597.5	$1,396.4	$1,356.3
Long-term debt (including current portion)	$425.0	$356.3	$315.9	$164.5	$184.3
Notes payable to GST	$295.9	$283.2	$271.0	$259.3	$248.1
Per Common Share Data – Basic:
Net income (loss)	$(1.86)	$(0.93)	$0.95	$1.31	$1.99
Per Common Share Data – Diluted:
Net income (loss)	$(1.86)	$(0.93)	$0.85	$1.17	$1.90
Cash dividends declared per share	$0.84	$0.80	$—	$—	$—
______________________________________________________________________________________________________

(1)	For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, see Item 1. Business-Acquisitions and Dispositions.
(2) In 2016, we adopted a standard that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. As a result of adopting this standard retrospectively, Total assets and Long-term debt (including current portion) in the above table have been recast as of December 31, 2012 through 2015.

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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 55 primary manufacturing facilities located in 12 countries, including the United States.

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
The historical business operations of certain of our subsidiaries, principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about GST LLC’s asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section.
On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and Garrison Litigation Management Group, Ltd. (“Garrison”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to collectively as “GST” in this report. The filings were the initial step in a claims resolution process. GST LLC is one of the businesses in our broader Garlock group. GST LLC and its subsidiaries operate five significant manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings did not include EnPro Industries, Inc., or any other EnPro Industries, Inc. operating subsidiary. GST LLC now operates in the ordinary course under court protection from asbestos claims. All pending litigation against GST is stayed during the GST Chapter 11 Case.
The financial results of GST and subsidiaries are included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date. However, U.S. generally accepted accounting principles require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of December 31, 2016 and 2015, was subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization. See Note 19 to the Consolidated Financial Statements in this Form 10-K for condensed financial information of GST and subsidiaries.
In January 2015, we announced that GST and we had reached an agreement with the court-appointed representative of future asbestos claimants (the “GST Future Claimants’ Representative”) in the GST Chapter 11 Case that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior reorganization plans filed by GST in the GST Chapter 11 Case. The GST Future Claimants’ Representative agreed to support, recommend and vote in favor of the second amended plan.

The second amended plan would have provided for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the “Parent Settlement” described below, upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would have provided the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the GST Petition Date and were not paid prior to the GST Petition Date. The second amended plan had provided that GST would pay in full claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The second amended plan had provided that if the actual amount of claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date was less than $17.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan had provided that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would have been $132 million. GST and we believe that initial contributions to the litigation fund under the second amended plan would likely have been sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would have been $1. The second amended plan included provisions referred to as the “Parent Settlement” for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would have contributed $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec would have funded Anchor’s costs of dissolution (up to $500,000), (c) EnPro would have guaranteed all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would have subordinated their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan. Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC.
The second amended plan would have provided for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not protect us or our other subsidiaries, including Coltec, from non-derivative asbestos claims. Although no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its former businesses based principally on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims. At the GST Petition Date, thousands of claims alleging exposure to asbestos contained in products sold by Coltec and its former businesses were pending, but have been stayed by the Bankruptcy Court during the pendency of the GST Chapter 11 Case.
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016 and December 2, 2016. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.

If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring (described below) and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc., which was formerly named New Coltec, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in 2016 of approximately $0.4 million.
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017 (the “OldCo Petition Date”), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. We do not anticipate recognizing any material gain or loss in connection with such deconsolidation of OldCo.
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370.0 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $(U.S.)20 million, payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue Enpro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
The Joint Plan remains subject to approval by the Bankruptcy Court and the District Court. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017.
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
However, as more time passed, the benefits of strategic measures and initiatives being implemented were no longer expected to sufficiently compensate for the financial impacts of the prolonged and significant weakness in the oil and gas markets served by CPI. Taking this into account, the forecasted results for CPI were lowered significantly at the end of May 2015 to such an extent that we thought it likely that the fair value of CPI would be less than its carrying value which necessitated an interim impairment test for goodwill. The interim step one analysis we performed, using a combination of discounted cash flow and market value approaches to determine the fair value of CPI consistent with our annual impairment testing, indicated that the fair value of CPI was less than the carrying value of its net assets. The required step two valuation analysis performed as of May 31, 2015 and completed in July 2015 indicated that $46.1 million of the CPI goodwill balance was impaired. Accordingly, CPI goodwill in the amount of $46.1 million was written-off in the second quarter of 2015
In 2015, we launched a focused effort to restructure underperforming units. The initial effort focused on exiting and consolidating facilities in the Engineered Products segment and selectively reducing cost in the Sealing Products segment. The associated activities were substantially completed by the end of the second quarter of 2016. During the quarter ended June 30, 2016, an additional company-wide initiative to reduce cost across all operating segments and the corporate office was initiated. The effort is progressing as planned. The associated headcount reductions and other cost reduction measures are anticipated to generate approximately $18 million of annualized savings. The effort, along with previously announced restructuring in the Sealing Products and Engineered Products segments completed in the past year, resulted in a reduction in corporate and segment operating costs in the second half of 2016 of approximately $9 million.
In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency backup power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision of $5.9 million on the contract primarily as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. During the fourth quarter of 2015 we recorded an additional loss on the EDF contract of $2.9 million primarily due to the strengthening of the U.S. Dollar against the Euro to $1.09. For the full year, the EDF loss was $8.8 million, $9.2 million of which was due to the strengthening of the U.S. Dollar against the Euro, partially offset by a $0.4 million reduction in total projected contract costs.
In 2016, the U.S. Dollar continued to strengthen against the Euro, ending at a Dollar to Euro exchange rate of $1.05. We recorded additional loss provisions of $1.8 million and $5.8 million in the second and fourth quarters, respectively. The full year loss on the contract in 2016 was $7.6 million. $3.5 million of the loss was attributable to the strengthening Dollar and $4.1 million was due to increases in total projected contract costs. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected if we are not timely in performing our obligations under the contract and the penalties apply. In addition, our profitability could be adversely affected if we do not realize certain internal efficiency gains that we anticipate achieving while performing under the contract.
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
During 2016, 2015, and 2014, we completed a number other acquisitions and a significant disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1 – Business for additional discussion regarding these transactions.
Outlook
Over the past year, we have taken a variety of actions to resolve our asbestos burden, strengthen our core business and create new growth opportunities. Throughout the year, we completed several major milestones in our plan to finalize our asbestos claims resolution process, and we remain on track for the confirmation and ultimate consummation of the joint plan of reorganization filed pursuant to the consensual comprehensive settlement announced on March 17, 2016. Assuming receipt of necessary court approvals, and absent any appeals, we expect consummation of the Joint Plan and the reconsolidation of GST into EnPro, to occur in the third quarter of the current year.
Our efforts to reduce costs and exit underperforming businesses have resulted in a leaner and more agile organization, and our ongoing investments in innovation are showing promise in many of our businesses. Power Systems’ sales focus has resulted in a series of program wins, including the U.S. Navy’s Tanker Oiler program, the U.S. Coast Guard’s Offshore Patrol Cutter, the U.S. Navy’s LHA-8 Amphibious Assault Ship and South Florida Water Management District’s engine diesel to dual fuel conversion program. We also remain committed to disciplined growth through acquisitions, as evidenced by Garlock’s acquisition of Rubber Fab in the second quarter of 2016, which is proving to be an excellent fit with our food and pharmaceutical strategy. We believe that all of these activities are driving shareholder value despite the market conditions, and are looking forward to additional benefits when our primary markets begin to recover
We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. We continued to execute on this strategy in 2016 through our cost reduction activities, research and development investments in Power Systems and Sealing Products, integration of our recent Rubber Fab acquisition, and our share repurchases and dividends.
Demand in nearly all of our markets continued to be soft in the year, with semiconductor and food and pharmaceutical being exceptions. Aside from those markets, the macroeconomic drivers that affect our businesses continue to suggest sluggish demand or a weak recovery over the next year. Our pace of growth could improve if our primary markets strengthen as the year progresses.  We are managing costs consistent with a low-growth economy, which we believe to be prudent given our experience over the last two years.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions. We also benefit from certain domestic tax incentives, such as the U.S. deduction for domestic production activities and credits for research and development. Based on the expected mix of domestic and foreign earnings in 2017, we anticipate our annual effective tax rate for 2017 will be between 35% and 40%. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
We contributed $14.8 million to our U.S. defined benefit pension plan in 2016 in order to meet a funding level sufficient to not incur variable fees from the PBGC on the underfunded portion of our pension liability. In addition, we contributed $0.8 million to our international plans. Based upon available information, which is subject to change, contributions to our U.S defined benefit pension plan are anticipated to be approximately $3.6 million in 2017. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2017 will be approximately $4.2 million, which would be $1.7 million lower than in 2016. This decrease is due mainly to the impact of the contributions made in 2016 as well as the effect of the projected contributions to be made in 2017.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2017; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Our actions to permanently resolve asbestos claims are discussed in greater detail below in “-Contingencies-Subsidiary Bankruptcies” and our estimate of the range of contingent liabilities associated with such claims and accruals in connection with changes in that estimate, including in connection with the January 2015 agreement with the GST Future Claimants’ Representative and the March 2016 Comprehensive Settlement, are discussed below in “-Contingencies-Asbestos-Liability Estimate.”

Results of Operations
The following table does not include results for GST and its subsidiaries. See Note 19 to our Consolidated Financial Statements in this Form 10-K for condensed financial information for GST and subsidiaries.

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Sales
Sealing Products	$705.6	$705.6	$664.3
Engineered Products	277.1	297.8	357.6
Power Systems	208.3	204.6	200.1
	1,191.0	1,208.0	1,222.0
Intersegment sales	(3.3)	(3.6)	(2.7)
Total sales	$1,187.7	$1,204.4	$1,219.3
Segment Profit
Sealing Products	$81.8	$84.3	$85.6
Engineered Products	12.4	6.4	26.8
Power Systems	17.0	27.1	28.5
Total segment profit	111.2	117.8	140.9
Corporate expenses	(30.0)	(28.2)	(42.9)
Asbestos settlement	(80.0)	—	(30.0)
Goodwill and other intangible asset impairment	—	(47.0)	—
Interest expense, net	(55.1)	(52.1)	(44.1)
Other income (expense), net	(14.8)	(9.1)	8.7
Income (loss) before income taxes	$(68.7)	$(18.6)	$32.6

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

Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense), net on our Consolidated Statements of Operations for the years ending December 31, 2016, 2015, and 2014 with the exception of $13.4 million, $6.1 million and $2.3 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other income (expense), net in the table above for the years ending December 31, 2016, 2015, and 2014 also includes $3.7 million, $3.0 million, and $3.1 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2016 Compared to 2015
Sales of $1,187.7 million in 2016 decreased 1.4% from $1,204.4 million in 2015. The following table summarizes the impact of acquisitions and divestitures, foreign currency, and organic growth by segment:

Sales	Percent Change 2016 vs. 2015
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	4.4%	(0.6)%	(5.2)%	(1.4)%
Sealing Products	7.8%	(0.5)%	(7.3)%	—%
Engineered Products	(0.5)%	(1.2)%	(5.2)%	(6.9)%
Power Systems	—%	—%	1.8%	1.8%

Following are the key effects of acquisitions on sales for 2016 compared to 2015:

•	Acquisition of ATDynamics in the first quarter of 2015 included in the Sealing Products segment

•	Acquisition of the Air Spring Business in the third quarter of 2015 included in the Sealing Products segment

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment
Segment profit, management’s primary measure of how our operations perform, decreased 5.6% to $111.2 million in 2016 from $117.8 million in 2015. See below for a discussion of the factors driving the change in segment profit for each of our reportable segments.
Corporate expenses for 2016 increased by $1.8 million compared to 2015. The increase was primarily driven by workforce reduction costs at the Corporate office ($2.9 million) offset partially by decreased professional fees ($0.7 million).
Net interest expense in 2016 was $55.1 million compared to $52.1 million in 2015. The overall increase of $3.0 million was due to higher average indebtedness in 2016 vs. 2015.
Other expense, net in 2016 was $14.8 million compared to $9.1 million in 2015. The increased expense was due primarily to higher additions to environmental reserves ($7.2 million) and increased costs associated with previously divested businesses ($1.3 million) offset by a loss on the convertible debenture exchange and purchase transactions in 2015 ($2.8 million).
Income tax benefit in 2016 was $28.6 million, resulting in an annual effective tax rate of 41.7%. This is compared to $2.3 million of tax expense in 2015, which resulted in an annual effective tax rate of negative 12.3%. The 2016 tax rate was impacted by losses incurred in higher tax rate jurisdictions and income earned in lower tax rate jurisdictions. Additionally, we recorded a valuation allowance of $1.8 million against losses incurred in lower tax rate jurisdictions because of a lack of history of positive evidence to support the realization of the deferred tax assets. Although the expiration of these losses before utilization may not occur, management does not believe it is more likely than not that these deferred tax assets will be realized and has recorded a valuation allowance against these losses. In the second half of 2016, we recorded a tax benefit of $0.8 million related to the reduction of an earnout accrual associated with the December 2014 acquisition of Fabrico, Inc. In the fourth quarter of 2016, we repatriated cash from a foreign subsidiary where the income had previously been taxed under U.S. income tax laws. Due to the weakening of the foreign entity’s functional currency relative to the U.S. dollar over the time the income was taxed, we recorded the benefit of a foreign exchange loss upon repatriation in the amount of $1.4 million.

The effective tax rates in 2016 (without the unusual items discussed above) and 2015 are lower than U.S. statutory rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed. In addition, we historically have benefited from income tax incentives such as the U.S. deduction for domestic production activities ($1.2 million in 2016 and $1.0 million in 2015) and various credits for research and development ($2.2 million in 2016 and $1.4 million in 2015.
Net loss was $40.1 million, or $1.86 per share, in 2016 compared to a net loss of $20.9 million, or $0.93 per share, in 2015. Loss per share is expressed on a diluted basis.
Following is a discussion of operating results for each segment during the year:

Sealing Products. Sales of $705.6 million in 2016 were essentially flat to 2015. Excluding the benefit of acquisitions ($54.9 million) and unfavorable foreign exchange ($3.8 million), sales were down 7.2% or $51.1 million. Sales were affected by weak demand in oil and gas, heavy-duty trucking, nuclear, and general industrial markets, which more than offset strength in the semiconductor and food and pharmaceutical markets.
Segment profit decreased 3.0% to $81.8 million in 2016 from $84.3 million in 2015. Excluding the benefit of acquisitions ($2.2 million), offset by unfavorable foreign exchange ($0.3 million) and increased restructuring costs ($2.9 million), segment profit decreased $8.6 million or 9.8%. The decrease was driven primarily by the aforementioned sales volume declines, which negatively impacted segment profit by approximately $20 million. This effect was offset partially by decreased raw material costs for our heavy duty truck parts driven by lower commodity prices ($8 million) and by a $2.5 million favorable year-over-year impact of adjustments to the earnout accrual associated with the segment's 2014 acquisition of Fabrico. Operating margins for the segment decreased to 11.6% in 2016 from 11.9% in 2015.
Engineered Products. Sales decreased 7.0% to $277.1 million in 2016 from $297.8 million in 2015. Excluding unfavorable foreign exchange effects ($3.7 million), and the effect of the 2016 disposition of CPI's Thailand location ($1.4 million) sales were down 5.2% or $15.6 million. Lower sales of bearings in Europe and Asia driven by weakness in general industrial and automotive and lower sales of reciprocating compressor parts and related services, particularly in the U.S. markets, more than offset sales increases in other European markets. Sales were also negatively impacted year over year by approximately $8 million due to locations exited in the U.S. and Canada associated with the restructuring actions at CPI in 2015.
Segment profit increased 93.8% to $12.4 million in 2016 from $6.4 million in 2015. Excluding the year-over-year impact of restructuring costs incurred in both years ($0.6 million higher in 2016) associated with the actions across the company in 2016 and at CPI in 2015 and 2016, along with the slightly unfavorable effect of foreign exchange, segment profit increased $6.9 million or 55.2%. Lower raw material costs driven by supply chain savings and lower manufacturing costs and general and administrative costs, which were due to initial savings from the above-mentioned actions and overall cost control, drove the increase. The effect of lower sales volumes partially offset these savings. Operating margins for the segment increased to 4.5% in 2016 from 2.1% in 2015.
Power Systems. Sales increased 1.8% to $208.3 million in 2016 from $204.6 million in 2015 as increased engine revenues ($7.2 million) from progress on percentage-of-completion contracts were offset by lower sales in aftermarket parts and services. The decrease in parts and service revenue was driven by lower volume in 2016 but was mitigated by price improvement, which had a positive effect of approximately $6 million year over year, limiting the overall decrease in parts and services revenue to $3.5 million.
Segment profit decreased 37.3% to $17.0 million in 2016 from $27.1 million in 2015. The lower margins were primarily due to a lower mix of parts and services in total sales ($9.5 million), total costs incurred in the first quarter of 2016 associated with the AVL matter ($3.0 million, inclusive of the $2.7 million settlement), and other manufacturing cost increases partially offset by the aforementioned pricing increases of approximately $6 million, and a lower loss on the EDF contract ($1.2 million).
Operating margins for the segment decreased to 8.2% in 2016 from 13.2% in 2015.
2015 Compared to 2014
Sales of $1,204.4 million in 2015 decreased 1.2% from $1,219.3 million in 2014. The following table summarizes the impact of acquisitions and divestitures, foreign currency, and organic growth by segment:

Sales	Percent Change 2015 vs. 2014
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	5.6%	(4.7)%	(2.1)%	(1.2)%
Sealing Products	10.3%	(3.4)%	(0.7)%	6.2%
Engineered Products	—%	(9.7)%	(7.0)%	(16.7)%
Power Systems	—%	—%	2.2%	2.2%
Following are key points regarding changes in sales for 2015 compared to 2014:

•	Challenging economic headwinds in many markets, particularly oil and gas

•	Unfavorable effect of foreign currency in the Sealing and Engineered Products segments

•	The acquisitions in 2015 included in the Sealing Products segment

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
Net interest expense in 2015 was $52.1 million compared to $44.1 million in 2014. The overall increase of $8.0 million due to higher average indebtedness in 2015 versus 2014, driven mainly by the issuance of our 5.875% senior notes in September 2014 and partially offset by 2015 settlements of our convertible debentures.
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
Segment profit decreased 4.9% to $27.1 million in 2015 from $28.5 million in 2014. Excluding the impact of reflecting the total projected loss on the long-term EDF contract at December 31, 2015 of $8.8 million in proportion to the percentage of completion of the contract in 2015 ($6.9 million), segment profit increased $5.5 million or 19.3%. The higher margins were primarily due to a more favorable mix of higher-margin engines, pricing, and a higher mix of parts and service revenues which more than offset increased selling, general and administrative expense. Operating margins for the segment decreased to 13.2% in 2015 from 14.2% in 2014.
Restructuring and Other Costs
We incurred $13.4 million, $6.6 million and $2.3 million of restructuring costs during the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, we conducted a number of restructuring activities throughout our operations, the most significant of which was a company-wide cost reduction initiative that began in the second quarter. Workforce reductions in 2016 totaled 192 administrative and manufacturing positions. Please see the Overview and Outlook section of Management's Discussion and Analysis and Note 3 to our Consolidated Financial Statements for further information.
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
As of December 31, 2016, we held $0.8 million of cash and cash equivalents in the United States and $110.7 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, as discussed in Note 4 to our Consolidated Financial Statements, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided cash in the amount of $64.5 million, $86.5 million and $32.2 million in 2016, 2015 and 2014, respectively. The decrease in operating cash flows in 2016 versus 2015 was primarily attributable to higher pension contributions ($14.9 million) made primarily to meet minimum funding requirements to avoid payment of variable fees to the PBGC, higher interest payments ($4.6 million) as a result of higher average outstanding borrowings, and lower segment profits. Lower segment working capital requirements ($6 million) as a result of increased company focus on working capital efficiency partially offset the decrease. The increase in operating cash flows in 2015 versus 2014 was primarily attributable to lower pension contributions ($48.3 million), lower income taxes paid ($29.9 million), and lower segment working capital requirements ($11.7 million) offset partially by decreased segment earnings ($23.1 million) and higher interest payments ($13.5 million).
We used $61.4 million, $86.5 million, and $74.7 million of cash in 2016, 2015 and 2014, respectively, for investing activities. In 2016, we used $28.5 million, net of cash acquired, to fund acquisitions as opposed to $45.5 million and $61.9 million, net of cash acquired, respectively in 2015 and 2014. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. We also sold two non-strategic businesses, Franken Plastic in our Sealing Products segment and CPI Thailand in our Engineered Products segment in 2016, receiving a combined $3.7 million, and also received $2.9 million previously in escrow as part of our sale of GRT in 2014. Capital expenditures in 2016 were slightly lower than in 2015. In 2014, we used $52.3 million primarily to fund capital expenditures and enterprise resource and planning system implementations, and received $39.3 million of proceeds from the sale of GRT in 2014.

Financing activities provided $22.0 million in cash in 2016, primarily from net borrowings on our revolving credit facility of $67.7 million, offset by cash used for share repurchases of $30.4 million, and dividends paid ($18.1 million). Throughout the current industrial downturn, we have maintained our commitment to a balanced capital allocation strategy even though our revenue and segment profit have been depressed.  Investments in capabilities that are required for future growth, including disciplined acquisitions and capital expenditures for equipment and facilities, have remained a top priority.  We have taken advantage of the opportunity to repurchase shares at valuations that we believe are attractive relative to a conservative view of the future, and we have continued to pay our quarterly dividend as a key mechanism to consistently return capital to shareholders. Financing activities used $85.2 million in 2015 primarily for share repurchases of $85.3 million, repurchase and repayment of our convertible debentures maturing in October 2015 ($47.1 million), and dividends ($18.0 million). These payments were offset primarily by net borrowings on our revolving credit facility of $62.2 million. Financing activities provided $177.0 million in 2014 primarily from proceeds on newly issued senior notes of $297.6 million, after giving effect to cash paid of $105.6 million in a cash tender offer to purchase convertible debentures and payment of the balance outstanding under our senior secured revolving credit facility of $7.6 million.
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
We were in compliance with all covenants of the Credit Facility Amendment as of December 31, 2016.
The borrowing availability under our Revolving Credit Facility at December 31, 2016 was $157.8 million after giving consideration to $12.2 million of outstanding letters of credit and $130.0 million of outstanding borrowings.

In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 20 "Commitments and Contingencies - Asbestos - Proposed Plans of Reorganization." Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary EnPro Holdings, in addition to EnPro. OldCo, as the successor by merger to Coltec, was released from its obligations under the Revolving Credit Agreement on January 29, 2017, and each of our other domestic consolidated subsidiaries (other than GST and their respective subsidiaries, until they become consolidated subsidiaries in the future) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of such existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee.

Senior Notes. In September 2014, we issued $300 million aggregate principal amount of our senior notes. A portion of the net proceeds of the offering of the senior notes was used to repay outstanding borrowings under the revolving credit facility, including borrowings made to fund the purchase of the convertible debentures in 2014.
The senior notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the senior notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing March 15, 2015. The senior notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the senior notes) of EnPro or any of the guarantors. On January 29, 2017, OldCo was declared an unrestricted subsidiary under the indenture governing the senior notes and was automatically released from its guarantee under the indenture.
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
In connection with the Coltec Restructuring, the obligations of OldCo, LLC ("OldCo"), as the successor by merger to Coltec, under these notes were assumed by EnPro Holdings, Inc. ("EnPro Holdings") and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require EnPro Holdings and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each of the Notes Payable to GST in any calendar month and 4.5% of the principal balance of each of the Notes Payable to GST in any year. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which the Company provides certain corporate services, makes available access to group insurance coverage to GST, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permits employees of GST to participate in certain of the Company’s benefit plans. In 2016, 2015, and 2014, PIK interest of $12.7 million, $12.2 million, and $11.7 million, respectively, was added to the principal balance of the Notes Payable to GST, resulting in a total balance of $295.9 million at December 31, 2016.
The Coltec Note is secured by EnPro Holdings’ pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 12, "Long-Term Debt - Revolving Credit Facility".
Anticipated Consummation of the Joint Plan. Subject to the risks and uncertainties discussed in the “Contingencies - Subsidiary Bankruptcies” section of this analysis, we anticipate that, assuming receipt of necessary court approvals and absent any appeals, the consummation of the Joint Plan will take place in the third quarter of 2017. As discussed further in that section, upon the effective date of the consummation of the plan, GST and OldCo will be required to fund $370.0 million and $30.0 million, respectively, in cash to the Trust. Additionally, GST could be required to pay approximately $17 million to the Provincial Boards under the Canadian Settlement, should the Provincial Boards elect to accelerate the payment.

We plan to fund the $400.0 million in total initial payments due at consummation of the Joint Plan using cash on hand in the United States at OldCo and GST, including cash from parent-entity capital contributions, along with borrowings under our Revolving Credit Facility, subject to its available borrowing capacity. If required in 2017, we plan to fund the payment to the Provincial Boards under the Canadian Settlement with cash on hand for GST in Canada, including cash from parent-entity capital contributions, and/or borrowings under our Revolving Credit Facility. We believe that we have the means to access additional capital under this facility or through other avenues should these sources not be sufficient at that time.
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
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims.
Prior to its deconsolidation effective on the GST Petition Date, GST LLC and its subsidiaries operated as part of the Garlock group of companies within EnPro’s Sealing Products segment. GST LLC designs, manufactures and sells sealing products, including metallic, non-metallic and composite material gaskets, rotary seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, and expansion joints. GST LLC and its subsidiaries operate five primary manufacturing facilities, including GST LLC’s operations in Palmyra, New York and Houston, Texas.
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
The financial results of GST and subsidiaries have been excluded from our consolidated results since the GST Petition Date. The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 19 to our Consolidated Financial Statements for condensed financial information for GST and subsidiaries.
GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST as if it were a separate taxpayer. As a result, we carry an income tax receivable from GST related to this allocation. At December 31, 2016, this amount was $119.0 million. This receivable is expected to be collected at a future date.
We have assessed GST LLC’s and Garrison’s liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC and Garrison to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, any amendment to the Joint Plan, or the failure of the Joint Plan to be confirmed and consummated, could change the amounts reported in the GST LLC and Garrison financial statements and cause a material change in the carrying amount of our investment. For additional information about the GST Chapter 11 Case, see Notes 19 and 20 to our Consolidated Financial Statements and the sections entitled “Contingencies – Subsidiary Bankruptcies,” and “-Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dividends
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2016, the Board declared a dividend of $0.21 per share in each quarter, and on February 15, 2017 we announced that the Board had increased the quarterly dividend to $0.22 per share, commencing with the dividend to be paid on March 15, 2017. Each of the agreements governing the Revolving Credit Facility and the indenture governing the senior notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $30.0 million per year. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the senior notes to permit the payment of dividends in excess of $30.0 million per year.
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
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity, the complexity of the work to be performed, the availability and future prices of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
Investment in GST
Our investment in GST is subject to periodic reviews for impairment. To estimate the fair value, we consider many factors and use both discounted cash flow and market valuation approaches. In the discounted cash flow approach, we use cash flow projections to calculate the fair value of GST. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, historical and projected growth rates, discount rates, estimated asbestos claim values and insurance collection projections. The asbestos claims value will be determined in the claims resolution process, either through negotiations with claimant representatives or, absent a negotiated resolution, by the Bankruptcy Court after contested proceedings. Our estimates are based upon assumptions we believe to be reasonable, but which by their nature are uncertain and unpredictable. For the market approach, we use recent acquisition multiples for businesses of similar size to

GST. We use a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indication of value since it reflects the specific cash flows anticipated to be generated in the future by GST.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Our actual remediation costs could be significantly greater than the $3.5 million we accrued. With respect to the upper 9 miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under CERCLA as the successor to a former operator in 1954 and 1955 of 2 uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the sites and cannot estimate a reasonably possible range of loss associated with remediation or other costs at these sites. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first 2 sites identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional sites, which includes estimated costs of investigative work to be conducted at such sites, resulting in a total reserve of $2.2 million.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 15 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality ("MDEQ") issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. The parties have entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August. Results from sampling outside of three residences were above screening levels. Follow up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. MDEQ has requested that we develop and implement interim remedial measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures will be developed and implementation of them will begin in the first quarter of 2017. In addition, vapor intrusion sampling at the facility owned by BorgWarner was conducted in the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of responsive actions has begun. In the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. The remaining reserve at December 31, 2016 is $0.5 million. Based on the results of the pending and planned vapor intrusion testing and ongoing groundwater sampling, further modifications to the remediation system at the site may be required. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. Based upon limited information regarding any further remediation that may be required at the site, we cannot estimate a reasonably possible range of loss.
In 2016, in addition to the accruals described above, we accrued $4.7 million in liabilities to reflect our estimated share of certain EPA oversight costs at one site, estimated costs to expand the remediation system at one site, estimated costs to construct the remedial system at one site and our most current estimate of costs for continued remediation at five sites based upon a reassessment of the expected duration of remedial activities at each of those sites. As of December 31, 2016 and 2015, we had accrued liabilities of $23.1 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies.
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

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. In that report, the experts estimated the impact to BorgWarner arising from problems alleged to be caused by GGB France’s bearings to be within a range of 6.6 million EUR to 7.6 million EUR, while indicating that the lower end of this range was more probable and noting that BorgWarner had not provided to the experts certain evidence needed to substantiate BorgWarner's claims regarding performance problems and associated repair costs. It is not clear how this information, if provided, may affect the expert panel’s estimates. In their November 2016 preliminary report on financial matters, the experts also noted other possible technical causes of the performance problems unrelated to GGB France’s bearings, which contradicts the June 2016 preliminary report on technical matters. In response to these preliminary reports, we have made a number of filings which assert and clarify our positions, including that the bearings conformed to applicable specifications, there were other causes for the performance issues unrelated to the bearings supplied by GGB France and GGB France had no duty to notify BorgWarner regarding the change of source of raw material. The expert panel is expected to issue a final report on technical and financial matters in the first quarter of 2017. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would eliminate liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR, and that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR, based on the preliminary reports of the expert panel and GGB's legal defenses described above. Accordingly, in 2016, GGB France accrued $0.4 million associated with this matter.
Subsidiary Bankruptcies
Our GST LLC, Anchor and Garrison subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the GST Petition Date with the Bankruptcy Court as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all asbestos claims.
In November 2011, GST filed an initial proposed plan of reorganization with the Bankruptcy Court. GST's initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants – those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim (any pending claim or one that arises between the GST Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement, pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any final judgment entered after trial in federal court.
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
The decision validates the positions that GST has been asserting for the more than four years it had been in the GST Chapter 11 Case. Following are several important findings in the opinion:
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
In June 2014, the GST Current Asbestos Claimants' Committee filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the Committee's motion to re-open.
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the GST Petition Date, and (b) administrative and litigation costs. The first amended plan revised and replaced the initial plan that had been filed in November 2011.
On January 14, 2015, we announced that GST and we had reached agreement with the GST Future Claimants’ Representative that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The GST Future Claimants’ Representative agreed to support, recommend and vote in favor of the second amended plan.
The second amended plan would have provided for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the “Parent Settlement” described below, upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would have provided the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the GST Petition Date and were not paid prior to the GST Petition Date. The second amended plan had provided that GST would pay in full claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The second amended plan had provided that if the actual amount of claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date was less than $17.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan had provided that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would have been $132 million. GST and we believe that initial contributions to the litigation fund under the second amended plan would likely have been sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would have been $1. The second amended plan included provisions referred to as the “Parent Settlement” for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would have contributed $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec would have funded Anchor’s costs of dissolution (up to $500,000), (c) EnPro would have guaranteed all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would have subordinated their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan. Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC.
The second amended plan would have provided for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not protect us or our other subsidiaries, including Coltec, from non-derivative asbestos claims. Although no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its former businesses based principally on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims. At the GST Petition Date, thousands of claims alleging exposure to asbestos contained in products sold by Coltec and its former businesses were pending, but have been stayed by the Bankruptcy Court during the pendency of the GST Chapter 11 Case.
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with Ad-hoc Representatives for current and future asbestos claimants against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the District Court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016 and December 2, 2016. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo the Coltec Restructuring in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System subsidiary, which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in 2016 of approximately $0.4 million.
In connection with the Coltec Restructuring, the obligations of OldCo, as the successor by merger to Coltec, under an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2018 (the “Coltec Note”) in favor of GST LLC, and Coltec’s guaranty of an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2018 entered into by our Stemco LP subsidiary in favor of GST LLC (the “Stemco Note”) were assumed by EnPro Holdings, and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018. Following the Coltec Restructuring and prior to the filing of the Chapter 11 bankruptcy petition by OldCo described below, OldCo was released from its obligations under our senior secured revolving credit facility and designated as an “unrestricted subsidiary” under the indenture governing our 5.875% Senior Notes due 2022, as a result of which it was automatically released from its obligations under such indenture. In connection with the restructuring, EnPro Holdings entered into a keep well agreement with OldCo, which is enforceable by third-party beneficiaries. Under the keep well agreement, EnPro Holdings agreed to make equity contributions to OldCo sufficient, together with other funds available to OldCo, to permit OldCo to pay and discharge its liabilities as they become due and payable, other than under the Coltec Note, the guarantee of the Stemco Note, the senior secured revolving credit facility and the indenture governing our 5.875% Senior Notes due 2022 (OldCo having been separately released from its obligations under each of those instruments).
The Joint Plan contemplates the establishment of the Trust to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370.0 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017, OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court. As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017 and set, as the deadlines for filing objections to the Joint Plan, December 9, 2016 in the GST Chapter 11 Case and March 24, 2017 in the OldCo Chapter 11 Case.
Although no asbestos claimant or creditor filed any objection to the Joint Plan in the GST Chapter 11 Case, objections have been filed by the appointed bankruptcy administrator and by three insurers. The technical objection filed by the bankruptcy administrator, which is a non-judicial, federal appointee that is involved in cases from a perspective independent of an interested party, concerns the scope of the Joint Plan’s “exculpatory” provisions that would extend limited protection to the debtors in the case, their affiliates, committees appointed in the case, the future claimants’ representative and their respective professional advisors from liability for ancillary claims related to their actions or failure to act in connection with the case. The objections of the three insurers primarily concern the impact of the Joint Plan on insurance policies and related contracts to which they are parties. The hearing on objections to the Joint Plan filed in both proceedings will be part of the confirmation hearings for approval of the Joint Plan by the Bankruptcy Court scheduled to commence on May 15, 2017.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Provincial Boards resolving remedies the Provincial Boards in Canada may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into the Canadian Settlement with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
The Consensual Settlement includes as an additional condition to our obligations to proceed with the settlement that we receive a private letter ruling from the IRS that the Trust will be recognized as a “designated settlement fund” or “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations (or, if such a ruling is not available, a legal opinion satisfactory in form and substance to us that the IRS will so recognize the Trust). On February 6, 2017, the IRS issued a private letter ruling satisfying this condition.
Under the Consensual Settlement and Joint Plan, GST and OldCo will retain their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. As of December 31, 2016, approximately $62.0 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed to cover claims against both GST and OldCo from solvent carriers with investment grade ratings. The Joint Plan provides that GST and OldCo are entitled to collect and retain 100% of any settlements and judgments related to these insurance policies.

In addition, Coltec purchased a number of primary and excess general liability insurance policies that were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976.
OldCo may have rights against primary and excess general liability insurance policies in the Pre-Garlock Coverage Block to recover its contributions to the Trust. Such rights, however, are disputed and uncertain. Of the Pre-Garlock Coverage Block, the bulk of the primary coverage was provided under six policies issued by Insurance Company of North America (“INA”). INA disputes that coverage exists under these policies, claiming that Coltec released such coverage when it settled coverage under separate policies INA issued to GST and Anchor. In addition, $7.2 million of the primary coverage in the Pre-Garlock Coverage Block was issued by American Motorists Insurance Co., which is in insolvency proceedings.
The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and OldCo in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the Consensual Settlement, the Canadian Settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan and the Canadian Settlement. In light of these risks and uncertainties, we cannot assure you that the Joint Plan and the Canadian Settlement will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan and the Canadian Settlement that we anticipate.
From the GST Petition Date through December 31, 2016, GST has recorded Chapter 11 case-related fees and expenses totaling $159.9 million. The total includes $86.5 million for fees and expenses of GST’s counsel and experts; $59.3 million for fees and expenses of counsel and experts for the Current Asbestos Claimants Committee, and $14.1 million for the fees and expenses of the Future Claimants' Representative and his counsel and experts. GST recorded $15.8 million of those case related fees and expenses in 2016 compared to $25.6 million in 2015 and $16.5 million in 2014. EnPro has recorded an additional $11.0 million of expenses related to the GST Chapter 11 Case from the GST Petition Date, $2.0 million of which was recorded in 2016.
See the additional information provided earlier under the heading “-Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.”, the discussion under the heading “-Asbestos”, which follows, and Notes 19 and 20 to our Consolidated Financial Statements.
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
Almost all of the top-tier defendants that sought bankruptcy relief in the early 2000s have now emerged, or are positioning to emerge, from bankruptcy. Their asbestos liabilities have been assumed by wealthy 524(g) trusts created in the bankruptcies with assets contributed by the emerging former defendants and their affiliates. With the emergence of these companies from bankruptcy, many plaintiffs seek compensation from the 524(g) trusts. These trusts were funded with aggregate assets exceeding $30 billion ($36.8 billion according to a study released in September 2011 by the United States Government Accountability Office) specifically set aside to compensate individuals with asbestos diseases caused by the friable products of those defendants. We believed that as billions of dollars of 524(g) trust assets became available to claimants, defendants in the state court tort system would obtain significant reductions in their costs to defend and resolve claims. As of the GST Petition Date, however, the establishment of these 524(g) trusts had taken longer than anticipated and the trusts had a significant backlog of claims that accumulated while the trusts were being established. Additionally, procedures adopted for the submissions of asbestos claims in bankruptcy cases and against 524(g) trusts make it difficult for GST LLC and other tort-system co-defendants to gain access to information about claims made against bankrupt defendants or the accompanying evidence of exposure to the asbestos-containing products of such bankrupt defendants. We believe that these procedures enable claimants to “double dip” by collecting payments from remaining defendants in the tort system under joint-and-several-liability principles for injuries caused by the former top-tier defendants while also collecting substantial additional amounts from 524(g) trusts established by those former defendants to pay asbestos claims. Because of these factors, while several 524(g) trusts had begun making substantial payments to claimants prior to the GST Petition Date, GST LLC had not yet experienced a significant reduction in damages being sought from GST LLC.
GST Chapter 11 Filing and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were the initial step in a claims resolution process, which is ongoing. See Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." for additional information about this process and its impact on us.
During the pendency of the GST Chapter 11 Case, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date.
As a result of the initiation of the GST Chapter 11 Case, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries have not changed since the GST Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcies” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and an update on the GST asbestos claims resolution process.
Pending Claims. On the GST Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. One cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the GST Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the GST Petition Date and many of them either did not establish exposure to GST products or had claims that are otherwise deficient.
Since the GST Petition Date, many asbestos-related lawsuits have been filed by claimants against other companies in state and federal courts, and many of those claimants might also have included GST LLC as a defendant but for the bankruptcy injunction.
Claims Filed in GST Chapter 11 Case. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the Claims Bar Date, in the GST Chapter 11 Case. All other potential claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in the GST Chapter 11 Case. Approximately 10,000 of the claims filed in the GST Chapter 11 Case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the GST Petition Date, had been dismissed with prejudice prior to the GST Petition Date or are time-barred under applicable statutes of limitations. The Joint Plan will provide for a new claims bar date by which proofs of claims for asbestos-related diseases allegedly caused by Coltec must be filed with the Bankruptcy Court or be subject to being forever barred by order of the Bankruptcy Court.
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
Trials and Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals.
Insurance Coverage Available to GST. At December 31, 2016, we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the GST Petition Date, including $18 million in 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the GST Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $62.0 million is in addition to the $18 million collected in 2016. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of the GST Chapter 11 Case and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

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
Liability Estimate. Our recorded asbestos liability as of the GST Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability. GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
From the GST Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the GST Petition Date.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which would be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015 in connection with its contribution to be made pursuant to the Parent Settlement included in the second amended plan. GST’s estimate of this $337.5 million amount did not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believed that initial contributions to the litigation fund would likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $1.
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as the successor by merger to Coltec, $370.0 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by OldCo (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result, GST believes the low end of the range of values that will be necessary for it to resolve its present and future asbestos claims is $387.0 million. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at December 31, 2016 at that amount and OldCo has accrued a liability of $110.0 million at December 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan.

Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2016, approximately $45.5 million of future minimum lease payments were outstanding under these agreements. See Note 20, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2016, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$430.8	$0.2	$130.3	$0.2	$300.1
Notes payable to GST	323.2	—	323.2	—	—
Interest on long-term debt	108.5	20.3	35.3	35.3	17.6
Interest on notes payable to GST	39.4	19.3	20.1	—	—
Operating leases	45.5	11.3	17.8	11.0	5.4
Other liabilities	28.7	4.6	6.1	5.9	12.1
Total	$976.1	$55.7	$532.8	$52.4	$335.2

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
The notes payable to GST LLC bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount as PIK interest. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, GST LLC can require us to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to a cap of 1% of the principal balance of each note in any calendar month and 4.5% of the principal balance of each note in any year. The interest due under the notes payable to GST LLC may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services and insurance coverages to GST LLC, makes advances to third party providers related to payroll and certain benefit plans sponsored by GST LLC, and permits employees of GST LLC to participate in certain of our benefit plans. The table above reflects $96.0 million of total PIK interest as principal payments at the due date of the notes.
Payments for other liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2016. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental, Contingencies – Colt Firearms and Central Moloney,” “Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 20 to the Consolidated Financial Statements.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2016. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$0.2	$296.1	$0.1	$0.1	$0.1	$300.1	$596.7	$741.8
Average interest rate	4.4%	11.0%	4.4%	4.4%	4.4%	5.9%	8.4%
Additionally, we had $130.0 million of outstanding borrowings on our revolving credit facility as of December 31, 2016, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.8 million and $4.6 million as of December 31, 2016 and 2015, respectively.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; transactions – Section 16(a) beneficial ownership reporting compliance” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock; transactions” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2016, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	596,006(1)	$36.31(2)	1,124,316
Equity compensation plans not approved by security holders	—	—	—
Total	596,006(1)	$36.31(2)	1,124,316

(1)
Includes shares issuable under restricted share unit awards and performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2014 – 2016 performance cycle and at the maximum levels payable for the 2015 – 2017 and 2016 – 2018 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices – Director compensation” and “Executive compensation – Grants of plan based awards – LTIP awards” in our definitive proxy statement for the 2017 annual meeting of shareholders.

Information concerning the inducement restricted share awards granted in 2008 to our Chief Executive Officer outside of our Amended and Restated 2002 Equity Compensation Plan is incorporated by reference to the information appearing under the caption “Executive compensation – Employment agreement” in our definitive proxy statement for the 2017 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2017 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014 appears on page 120.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 59 to 61.

ITEM 16.	FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 22nd day of February, 2017.

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

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2017
Stephen E. Macadam

/s/ J. Milton Childress II	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2017
J. Milton Childress II

/s/ Gordon D. Harnett	Chairman of the Board and Director	February 22, 2017
Gordon D. Harnett*

/s/ Thomas M. Botts	Director	February 22, 2017
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 22, 2017
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	February 22, 2017
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 22, 2017
Diane C. Creel*

/s/ Kees van der Graaf	Director	February 22, 2017
Kees van der Graaf*

/s/ David L. Hauser	Director	February 22, 2017
David L. Hauser*

/s/ John Humphrey	Director	February 22, 2017
John Humphrey*

* By:	/s/ Robert S. McLean
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

4.1
Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2
Indenture dated as of September 16, 2014 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amended and Restated Credit Agreement dated as of August 28, 2014 among EnPro Industries, Inc., Coltec Industries Inc, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Third Amendment to Amended and Restated Credit Agreement dated as of October 12, 2016 among Coltec Industries Inc, EnPro Industries, Inc., New Coltec, Inc., OldCo, LLC, the other Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 13, 2016 by EnPro Industries, Inc. (File No. 001-31225))

10.3
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.4+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.5+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 20, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2016 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	EnPro Industries, Inc. Management Purchase Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement for Management Stock Purchase Deferral Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and Gilles Hudon entered into on August 3 2011)

10.28+
Management Continuity Agreement dated as of February 10, 2014 between EnPro Industries, Inc. and Todd L. Anderson (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney entered into on February 10, 2014)

10.29+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+
Management Continuity Agreement dated as of July 31, 2015 between EnPro Industries, Inc. and William A. Favenesi (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)) (this exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and William C. O'Neal entered into on July 28, 2015)

10.31+
Enhanced Early Retirement Agreement and Release dated as of October 27, 2016 between EnPro Industries, Inc. and Jon A. Cox (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 28, 2016 by EnPro Industries, Inc. (File No. 001-31225))

10.32+
Transition Agreement and Release dated as of December 12, 2016 between EnPro Industries, Inc. and Kenneth D. Walker (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2016 by EnPro Industries, Inc. (File No. 001-31225))

10.33+
Consulting Agreement dated as of January 1, 2017 between EnPro Industries, Inc. and Kenneth D. Walker (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2016 by EnPro Industries, Inc. (File No. 001-31225))

10.34+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of August 4, 2010) (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 of the Form 10-K, present fairly, in all material respects, the financial position of EnPro Industries, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 21, 2017

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014
(in millions, except per share data)

	2016	2015	2014
Net sales	$1,187.7	$1,204.4	$1,219.3
Cost of sales	793.0	808.9	802.6
Gross profit	394.7	395.5	416.7
Operating expenses:
Selling, general and administrative	303.8	302.8	319.5
Goodwill and other intangible asset impairment	—	47.0	—
Asbestos settlement	80.0	—	30.0
Other	15.6	8.1	3.8
Total operating expenses	399.4	357.9	353.3
Operating income (loss)	(4.7)	37.6	63.4
Interest expense	(55.9)	(52.8)	(45.1)
Interest income	0.8	0.7	1.0
Other income (expense), net	(8.9)	(4.1)	13.3
Income (loss) before income taxes	(68.7)	(18.6)	32.6
Income tax benefit (expense)	28.6	(2.3)	(10.6)
Net income (loss)	$(40.1)	$(20.9)	$22.0
Basic earnings (loss) per share	$(1.86)	$(0.93)	$0.95
Diluted earnings (loss) per share	$(1.86)	$(0.93)	$0.85
Cash dividends per share	$0.84	$0.80	$—

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Net income (loss)	$(40.1)	$(20.9)	$22.0
Other comprehensive loss:
Foreign currency translation adjustments	(16.3)	(21.9)	(25.6)
Pension and post-retirement benefits adjustment (excluding amortization)	(7.8)	(3.4)	(39.9)
Amortization of pension and post-retirement benefits included in net income (loss)	6.9	7.1	2.6
Other comprehensive loss, before tax	(17.2)	(18.2)	(62.9)
Income tax benefit (expense) related to items of other comprehensive income (loss)	0.4	(1.8)	14.4
Other comprehensive loss, net of tax	(16.8)	(20.0)	(48.5)
Comprehensive loss	$(56.9)	$(40.9)	$(26.5)

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(40.1)	$(20.9)	$22.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30.4	30.3	29.9
Amortization	26.7	27.8	27.6
Loss on exchange and repurchase of convertible debentures	—	2.8	10.0
Goodwill and other intangible asset impairment	—	47.0	—
Asbestos settlement	80.0	—	30.0
Loss (gain) on sale of businesses	0.4	—	(27.7)
Deferred income taxes	(30.0)	(1.1)	(3.3)
Stock-based compensation	5.1	4.1	9.8
Other non-cash adjustments	0.7	3.7	6.0
Change in assets and liabilities, net of effects of acquisition and sale of businesses:
Accounts receivable, net	3.0	7.3	(14.6)
Inventories	2.4	(14.7)	(11.4)
Accounts payable	(2.9)	3.5	1.3
Other current assets and liabilities	8.4	19.3	10.7
Other non-current assets and liabilities	(19.6)	(22.6)	(58.1)
Net cash provided by operating activities	64.5	86.5	32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35.8)	(36.8)	(41.8)
Payments for capitalized internal-use software	(4.1)	(4.6)	(10.5)
Proceeds from sale of business	6.6	—	39.3
Acquisitions, net of cash acquired	(28.5)	(45.5)	(61.9)
Other	0.4	0.4	0.2
Net cash used in investing activities	(61.4)	(86.5)	(74.7)
FINANCING ACTIVITIES
Proceeds from debt	350.8	230.8	641.8
Repayments of debt	(278.1)	(189.0)	(400.4)
Debt issuance costs	—	—	(7.3)
Repurchase of common stock	(30.4)	(85.3)	—
Dividends paid	(18.1)	(18.0)	—
Repurchase of convertible debentures conversion option	—	(21.6)	(53.6)
Other	(2.2)	(2.1)	(3.5)
Net cash provided by (used in) financing activities	22.0	(85.2)	177.0
Effect of exchange rate changes on cash and cash equivalents	(17.0)	(5.6)	(4.7)
Net increase (decrease) in cash and cash equivalents	8.1	(90.8)	129.8
Cash and cash equivalents at beginning of year	103.4	194.2	64.4
Cash and cash equivalents at end of year	$111.5	$103.4	$194.2
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$41.0	$36.4	$22.9
Income taxes, net of refunds received	$19.6	$20.4	$50.3
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$5.4	$5.7	$2.4
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(in millions, except share amounts)

	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$111.5	$103.4
Accounts receivable, less allowance for doubtful accounts of $4.9 in 2016 and of $5.4 in 2015	208.1	212.5
Inventories	175.4	178.4
Prepaid expenses and other current assets	29.9	23.6
Total current assets	524.9	517.9
Property, plant and equipment, net	215.4	211.5
Goodwill	201.5	195.9
Other intangible assets, net	176.9	190.4
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	152.6	109.3
Other assets	38.2	36.9
Total assets	$1,546.4	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$26.2	$24.3
Notes payable to GST	12.7	12.2
Current maturities of long-term debt	0.2	0.1
Accounts payable	102.9	101.5
Accrued expenses	161.0	140.6
Total current liabilities	303.0	278.7
Long-term debt	424.8	356.2
Notes payable to GST	283.2	271.0
Asbestos liability	80.0	30.0
Other liabilities	96.9	103.1
Total liabilities	1,187.9	1,039.0
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,558,145 shares at December 31, 2016 and 22,046,647 shares at December 31, 2015	0.2	0.2
Additional paid-in capital	346.5	372.5
Retained earnings	84.0	142.5
Accumulated other comprehensive loss	(70.9)	(54.1)
Common stock held in treasury, at cost – 194,073 shares at December 31, 2016 and 196,593 shares at December 31, 2015	(1.3)	(1.3)
Total shareholders’ equity	358.5	459.8
Total liabilities and equity	$1,546.4	$1,498.8

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2013	21.0	$0.2	$410.9	$159.7	$14.4	$(1.3)	$583.9
Net income	—	—	—	22.0	—	—	22.0
Other comprehensive loss	—	—	—	—	(48.5)	—	(48.5)
Exchanges of convertible debentures	2.9	—	97.8	—	—	—	97.8
Repurchase of convertible debentures	—	—	(52.8)	—	—	—	(52.8)
Accretion of convertible debentures from temporary equity	—	—	14.9	—	—	—	14.9
Incentive plan activity	0.1	—	6.5	—	—	—	6.5
Balance, December 31, 2014	24.0	0.2	477.3	181.7	(34.1)	(1.3)	623.8
Net loss	—	—	—	(20.9)	—	—	(20.9)
Other comprehensive loss	—	—	—	—	(20.0)	—	(20.0)
Dividends paid	—	—	—	(18.0)	—	—	(18.0)
Repurchase of convertible debentures, including call option settlement	(0.9)	—	(21.6)	—	—	—	(21.6)
Accretion of convertible debentures from temporary equity	—	—	1.0	—	—	—	1.0
Share repurchases	(1.3)	—	(86.0)	—	—	—	(86.0)
Incentive plan activity	0.1	—	1.8	(0.3)	—	—	1.5
Balance, December 31, 2015	21.9	0.2	372.5	142.5	(54.1)	(1.3)	459.8
Net loss	—	—	—	(40.1)	—	—	(40.1)
Other comprehensive loss	—	—	—	—	(16.8)	—	(16.8)
Dividends paid	—	—	—	(18.1)	—	—	(18.1)
Share repurchases	(0.6)	—	(29.7)	—	—	—	(29.7)
Incentive plan activity	0.1	—	3.7	(0.3)	—	—	3.4
Balance, December 31, 2016	21.4	$0.2	$346.5	$84.0	$(70.9)	$(1.3)	$358.5

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating, non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services. The term "Coltec" refers to our subsidiary Coltec Industries Inc prior to its merger with and into our OldCo, LLC subsidiary on December 31, 2016 and to its assigns and successor after such date.
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
In the first quarter of 2016, we adopted a standard that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. As a result of adopting this standard retrospectively, $4.7 million of debt issuance costs previously presented in other assets on the Consolidated Balance Sheet as of December 31, 2015 were reclassified as a reduction of long-term debt.  We have also revised the table at the beginning of Note 12, "Long-Term Debt" to reflect the net balance in the Senior Notes as of December 31, 2015. In addition, we have revised our December 31, 2015 Condensed Consolidating Balance Sheet that is presented in our supplemental guarantor financial information.  Refer to Note 21, "Supplemental Guarantor Financial Information" for more details about this revision.
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
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity, the complexity of the work to be performed, the availability and future prices of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Contracts accounted for under the POC method represented revenues and margins of $86.3 million and $6.9 million, respectively, for the year ended December 31, 2016, $67.3 million and $8.9 million, respectively, for the year ended December 31, 2015, and $57.3 million and $3.1 million, respectively, for the year ended December 31, 2014.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains totaled $1.5 million and $1.8 million, respectively, in 2016 and 2015. Foreign currency transaction losses totaled $1.0 million for 2014.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Net research and development expenditures in 2016, 2015, and 2014 were $28.9 million, $22.5 million, and $20.0 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are due upon completion of the contracts and acceptance by the owner. At December 31, 2016, we had $1.3 million of retentions expected to be collected in 2017 recorded in accounts receivable and $1.8 million of retentions expected to be collected beyond 2017 recorded in other long-term assets in the Consolidated Balance Sheet. At December 31, 2015, we had $0.6 million of current retentions and $0.9 million of long-term retentions recorded in the Consolidated Balance Sheet.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or market. Approximately 38% and 37% of inventories were valued by the LIFO method in 2016 and 2015, respectively.
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
We completed our required annual impairment tests of goodwill as of October 1, 2016. This assessment did not indicate any impairment of the goodwill, and the fair values of each of our reporting units significantly exceeded their carrying values.
In our annual impairment test of goodwill as of October 1, 2014, the estimated fair value of our Compressor Products International ("CPI") reporting unit exceeded its book value at that time. CPI is included in our Engineered Products segment.
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
We completed our required annual impairment test of goodwill as of October 1, 2015, which did not indicate any additional impairment of our goodwill.
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
Investment in GST – The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST’s financial results were included in our consolidated results through

June 4, 2010, the day prior to the GST Petition Date. However, GAAP requires that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010. The cost method requires us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. The investment in GST is subject to periodic reviews for impairment. When GST emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of any plan of reorganization.
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
Debt – In October 2005, we issued $172.5 million in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Convertible Debentures”), which matured in October 2015. Applicable authoritative accounting guidance required that the liability component of the Convertible Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount was amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the years ended December 31, 2015 and 2014 included $0.4 million and $3.6 million, respectively, of contractual interest coupon and $0.2 million and $4.2 million, respectively, of debt discount amortization.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $2.8 million and $4.6 million at December 31, 2016 and 2015, respectively. All contracts outstanding at December 31, 2016 expired in January of 2017.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2016 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
Pensions and Post-retirement Benefits - Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. We amortize prior service cost using the straight-line basis over the average future service life of active participants.
For segment reporting purposes, we allocate service cost and the amortization of prior service cost to each location generating those costs. All other components of net periodic pension cost are allocated based on each segment's projected benefit obligation.
Recently Issued Accounting Guidance
In January, 2017, a standard was issued to simplify annual and interim goodwill impairment testing for public business entities. Under the standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is not currently expected to have a significant impact on our consolidated financial statements or disclosures.
In January 2017, a standard was issued to clarify the definition of a business in determining whether a purchase of an asset or group of assets is to be accounted for as a purchase of a business and thus subject to authoritative guidance on business combinations. The standard narrows the current definition of a business, stating that to be considered a business, an asset or group of assets must include an input and a substantive process that create outputs. An input is an economic resource, such as intellectual property or employees, used to create the goods or services that are considered outputs. The guidance is effective for fiscal years that begin after December 15, 2017 and is to be applied prospectively. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.
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
In March 2016, a standard was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. The full amount of excess tax benefits should be classified along with other income tax cash flows as an operating activity. When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We plan to elect the accounting policy alternative to account for forfeitures when they occur upon adoption of this standard. Neither this election nor the adoption of the remaining applicable changes in accounting guidance under this standard are expected to have a material impact on our consolidated financial statements or disclosures.
In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, the addition of lease assets and liabilities to our Consolidated Balance Sheets for leases currently accounted for as operating leases will increase both total assets and liabilities. Please see Note 20, "Commitments and Contingencies - Other Commitments" for the current amount of future lease payments under our existing operating lease agreements as of December 31, 2016. The amount of increase will depend on the size of our population of operating leases at the time of adoption, which could change significantly from the current size due to factors including future lease vs. buy decisions, acquisitions and dispositions, and the expected reconsolidation of GST in 2017.
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
In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard will become effective for us beginning with the first quarter 2018. We are currently evaluating the new guidance. The guidance has the potential to affect certain aspects of our current practice of accounting for engine contracts at our Power Systems segment. We expect that our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. Our current practice of accounting for such contracts as single profit centers under existing guidance could change in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract under the new standard. Identifying multiple performance obligations in a contract currently accounted for as a single profit center could make the rate at which we recognize revenue and margins under that contract faster or slower, depending on the contract, but the overall effect is not expected to be material for our existing engine contract portfolio as of December 31, 2016. Additionally, we are reviewing our engine contracts where significant costs are incurred to procure specialized equipment to review whether such costs will be eligible to be included in measuring progress toward satisfying the performance obligations in the contracts. If these costs are determined not to be eligible, the rate at which we recognize margins on such contracts would be slower than under current standards. We plan to adopt the guidance using the modified retrospective transition alternative provided in the standard.

2.	Acquisitions
On April 29, 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries. Rubber Fab is managed as part of EnPro’s Garlock division within the Sealing Products segment.
The following table presents the purchase price allocation of the Rubber Fab acquisition:

(in millions)
Accounts receivable	$2.2
Inventories	2.3
Property, plant and equipment	0.2
Goodwill	7.3
Other intangible assets	11.4
Other assets	0.1
Liabilities assumed	(0.9)
Total purchase price	$22.6
In July 2015, we purchased the Veyance North American air spring business (the "Air Spring Business") through the purchase of 100% of the stock of Veyance's Mexico business and of all of the assets of its U.S. business. The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of our Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expands Stemco's presence and scale in the commercial vehicle suspension market. In the second quarter of 2016, we finalized and agreed upon the acquisition date balance sheet of the Air Spring Business with the seller and made an additional cash payment of $5.9 million for the agreed-upon acquisition date working capital balance.
In February 2015, we acquired 100% of the stock of ATDynamics, Inc. ("ATDynamics"), a privately-held company offering innovative aerodynamic products to the commercial trucking industry. ATDynamics is managed as part of our Stemco division within the Sealing Products segment. ATDynamics, with operations in Texas, is a leading designer and manufacturer of a suite of aerodynamic products engineered to reduce fuel consumption in the global freight transportation industry.
We paid $45.5 million, net of cash acquired, in 2015 for the businesses acquired during that year. The acquisition of ATDynamics included an agreement that could require us to pay additional consideration based on the future gross profit of ATDynamics during the twelve months subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement was between $0 and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was $0.5 million. This amount was subsequently reduced to $0 as of December 31, 2015 based on projected attainment as of the end of the year, and none was ultimately paid.

In December 2014, we acquired Fabrico, Inc. ("Fabrico"), a privately-held company offering mission-critical components for the combustion and hot path sections of industrial gas and steam turbines. The business is headquartered in Oxford, Massachusetts with additional facilities in Charlton, Massachusetts and Greenville, South Carolina. The addition of Fabrico significantly expanded our presence and scale in the land-based turbine seal and combustion market.
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
In March 2014, we acquired the business of Strong-Tight Co. Ltd., a Taiwanese manufacturer and seller of gaskets and industrial sealing products, by acquiring certain assets and assuming certain liabilities of the business. This acquisition added an established Asian marketing presence and manufacturing facilities from which we can serve the Asian market.
All of the businesses acquired in 2014 are included in our Sealing Products segment. We paid $61.9 million in 2014, net of cash acquired, for these businesses. Additionally, the acquisition of Fabrico includes a contingent consideration arrangement that requires additional consideration to be paid based on the future gross profit of Fabrico during the two-years subsequent to the acquisition. The range of undiscounted amounts we could pay under the contingent consideration agreement is between $0 and $7.0 million. The fair value of the contingent consideration recognized on the acquisition date was $1.9 million. The amount of contingent consideration accrued as of December 31, 2016 is insignificant based on the actual gross profit of Fabrico during the two years subsequent to acquisition.
Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Other Income (Expense)
Operating
We incurred $13.4 million, $6.6 million and $2.3 million of restructuring costs during the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, a company-wide initiative to reduce cost across all operating segments and the corporate office was initiated, which accounted for a substantial portion of the costs incurred for 2016. All costs associated with this initiative were incurred in the current year. Workforce reductions in 2016 associated with our restructuring activities, including the above plan and other smaller targeted activities, totaled 192 administrative and manufacturing positions.
During 2015, we conducted a number of targeted restructuring activities throughout our operations, the most significant of which was at our CPI business. In October 2015, we approved a plan to restructure certain operations of our CPI unit in light of the prolonged and significant weakness in the markets served by CPI, particularly the oil and gas markets. In 2015 we incurred total expense related to the CPI restructuring plan of $3.8 million, including severance expense of $0.6 million, asset write-downs of $2.7 million, lease run-out costs of $0.1 million, and other associated costs of $0.4 million. These costs were incurred at our Engineered Products segment, and were reflected within other (operating) expense in our Consolidated Statements of Operations aside from inventory-related costs, which were reflected in cost of sales. The balance of the costs, $3.2 million, which consisted primarily of lease run-out costs, were recognized in 2016.
Restructuring reserves at December 31, 2016, as well as activity during the year, consisted of:

	Balance December 31, 2015	Provision	Payments	Balance December 31, 2016
	(in millions)
Personnel-related costs	$0.3	$8.3	$(5.1)	$3.5
Facility relocation and closure costs	—	4.3	(2.7)	1.6
	$0.3	$12.6	$(7.8)	$5.1

Also included in restructuring costs for 2016 were asset write-downs of approximately $0.8 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2015, as well as activity during the year, consisted of:

	Balance December 31, 2014	Provision	Payments	Balance December 31, 2015
	(in millions)
Personnel-related costs	$1.1	$3.0	$(3.8)	$0.3
Facility relocation and closure costs	0.7	0.9	(1.6)	—
	$1.8	$3.9	$(5.4)	$0.3

The above-mentioned asset write-downs at CPI did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2014, as well as activity during the year, consisted of:

	Balance, December 31, 2013	Provision	Payments	Balance December 31, 2014
	(in millions)
Personnel-related costs	$2.5	$1.3	$(2.7)	$1.1
Facility relocation and closure costs	0.7	1.0	(1.0)	0.7
	$3.2	$2.3	$(3.7)	$1.8

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Sealing Products	$3.3	$0.4	$2.4
Engineered Products	6.8	6.2	(0.1)
Power Systems	0.4	—	—
Corporate	2.9	—	—
	$13.4	$6.6	$2.3

Also included in other operating expense for the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $1.8 million and $1.5 million, respectively, primarily consisting of legal fees related to the bankruptcy of certain subsidiaries discussed further in Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd."
Non-Operating
During 2016, 2015 and 2014, we recorded expense of $8.6 million, $1.4 million and $4.4 million, respectively, due to environmental reserve increases based on additional information at several specific sites of previously owned businesses. Refer to Note 20, "Commitments and Contingencies - Environmental" for additional information about our environmental liabilities.
In 2016, we recorded a combined pre-tax loss of $0.4 million on the sale of all shares of our Franken Plastik business unit in the Sealing Products segment and our CPI Thailand business unit in the Engineered products segment. The Franken Plastic sale closed in late December, while the CPI Thailand sale closed in early June. We received $3.7 million for the sale of these businesses. The combined sales reported by the businesses were $7.3 million, $8.8 million, and $10.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations for GRT are not significant to our consolidated financial position or results of operations.
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
In December 2014 we recorded a pre-tax gain of $27.7 million in connection with the sale of substantially all of the assets and transfer of certain liabilities of the GRT business unit. GRT, with a single manufacturing facility in Paragould, Arkansas, manufactured and sold conveyor belts and sheet rubber for many applications across a diversified array of end markets. It had previously been managed as part of the Garlock operations in the Sealing Products segment. The business was sold for $42.3 million, net of transaction expenses, of which $2.9 million was held in an escrow account to fund indemnification payments, if any, to the buyer under the agreement governing the sale. This escrow amount was received in 2016. GRT reported net sales of $31.3 million for the year ended December 31, 2014. Additional disclosures are not presented since the assets, liabilities and results of operations for GRT are not significant to our consolidated financial position or results of operations.

4.	Income Taxes
Income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$(96.4)	$(3.0)	$(2.4)
Foreign	27.7	(15.6)	35.0
Total	$(68.7)	$(18.6)	$32.6

A summary of income tax benefit (expense) in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$(8.7)	$(4.0)	$1.3
Foreign	10.6	9.8	9.7
State	(0.5)	(2.4)	2.9
	1.4	3.4	13.9
Deferred:
Federal	(25.5)	3.6	(2.6)
Foreign	0.2	(6.0)	(0.5)
State	(4.7)	1.3	(0.2)
	(30.0)	(1.1)	(3.3)
Total	$(28.6)	$2.3	$10.6

Income tax benefits recorded directly to additional paid-in capital consist of the following:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Stock options exercised and restricted stock units vested	$—	$(1.8)	$(0.5)
Reacquisition of Convertible Debentures	—	—	(2.2)
	$—	$(1.8)	$(2.7)

Significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$13.8	$10.9
Accrual for post-retirement benefits other than pensions	4.5	3.2
Environmental reserves	8.7	6.4
Retained liabilities of previously owned businesses	2.1	2.4
Accruals and reserves	8.7	6.4
Pension obligations	10.2	12.6
Inventories	5.1	5.6
Asbestos settlement	41.4	11.3
Interest	9.9	9.4
Compensation and benefits	10.8	13.7
Gross deferred income tax assets	115.2	81.9
Valuation allowance	(20.2)	(17.6)
Total deferred income tax assets	95.0	64.3
Deferred income tax liabilities:
Depreciation and amortization	(44.2)	(44.9)
GST deconsolidation gain	(21.4)	(21.4)
Total deferred income tax liabilities	(65.6)	(66.3)
Net deferred tax assets (liabilities)	$29.4	$(2.0)

We offset deferred tax assets and liabilities against one another only to the extent they relate to the same tax jurisdiction. If this condition is not satisfied, the balances are classified independently on the balance sheet. In 2015, we adopted authoritative guidance that simplifies the presentation of deferred income taxes through requiring all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The net deferred tax assets are reflected on the December 31, 2016 and 2015 Consolidated Balance Sheets as follows:

	2016	2015
	(in millions)
Deferred income taxes and income tax receivable	$33.6	$8.7
Other liabilities (non-current)	(4.2)	(10.7)
Net deferred tax assets (liabilities)	$29.4	$(2.0)

At December 31, 2016, we had $42.5 million of foreign tax net operating loss carryforwards (tax effect of $12.3 million) of which $13.7 million expire at various dates beginning in 2017, and $28.8 million have an indefinite carryforward period. We also had state tax net operating loss carryforwards with a tax effect of $0.6 million which expire at various dates between 2017 through 2020. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.
We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of $20.2 million and $17.6 million have been recorded as of December 31, 2016 and 2015, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. A portion of the valuation allowance may be associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	1.1	1.1	5.8
Research and employment tax credits	3.2	7.7	(4.0)
State and local taxes	4.9	4.1	5.5
Domestic production activities	1.8	5.5	(4.8)
Nondeductible goodwill impairment	—	(48.6)	—
Foreign tax rate differences	4.3	(10.2)	(5.9)
Uncertain tax positions	(1.4)	4.3	(2.7)
Statutory changes in tax rates	0.2	1.4	—
Valuation allowance	(6.7)	(2.1)	(0.5)
Nondeductible expenses	(1.1)	(6.6)	4.5
Other items, net	0.4	(3.9)	(0.5)
Effective income tax rate	41.7%	(12.3)%	32.4%

We have not provided for the federal and foreign withholding taxes on approximately $254 million of foreign subsidiaries’ undistributed earnings as of December 31, 2016, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would be approximately $2.3 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be negated by the availability of corresponding dividends received deductions and foreign tax credits.
As of December 31, 2016 and 2015, we had $2.8 million and $1.5 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2016 and 2015, $2.8 million and $1.5 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.2 million and $0.1 million accrued for interest and penalties at December 31, 2016 and 2015, respectively. Income tax expense for the years ended December 31, 2016, 2015 and 2014, includes $0.1 million, $0.1 million and $0.1 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2016	2015	2014
Balance at beginning of year	$1.5	$3.1	$5.9
Additions based on tax positions related to the current year	0.4	0.3	0.4
Additions for tax positions of prior years	1.1	0.2	—
Reductions for tax positions of prior years	—	—	(1.5)
Reductions as a result of a lapse in the statute of limitations	(0.2)	(2.0)	(0.2)
Reductions as a result of audit settlements	—	—	(1.0)
Changes due to fluctuations in foreign currency	—	(0.1)	(0.5)
Balance at end of year	$2.8	$1.5	$3.1

U.S. federal income tax returns after 2012 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2012 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $0.3 million. In addition, another $0.1 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

5.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	2016	2015	2014
Numerator (basic and diluted):
Net income (loss)	$(40.1)	$(20.9)	$22.0
Denominator:
Weighted-average shares – basic	21.6	22.5	23.1
Share-based awards	—	—	0.1
Convertible debentures and related warrants	—	—	2.6
Weighted-average shares – diluted	21.6	22.5	25.8
Earnings (loss) per share:
Basic	$(1.86)	$(0.93)	$0.95
Diluted	$(1.86)	$(0.93)	$0.85
In the years ended December 31, 2016 and December 31, 2015, there was a loss attributable to common shares. There were 0.2 million and 0.8 million, respectively of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

6.	Inventories

	As of December 31,
	2016	2015
	(in millions)
Finished products	$108.1	$110.2
Work in process	23.7	25.6
Raw materials and supplies	49.3	49.0
	181.1	184.8
Reserve to reduce certain inventories to LIFO basis	(12.1)	(11.3)
Manufacturing inventories	169.0	173.5
Incurred costs related to long-term contracts	13.6	10.9
Progress payments related to long-term contracts	(7.2)	(6.0)
Net balance associated with completed-contract inventories	6.4	4.9
Total inventories	$175.4	$178.4
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method, where costs incurred exceed customer billings.
Refer to Note 7, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

7.	Long-Term Contracts

See Note 1, "Revenue Recognition" for information regarding engine contracts accounted for under the POC method.

Additional information regarding engine contracts accounted for under the POC method is as follows:

	As of December 31,
	2016	2015
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$260.7	$215.0
Cumulative billings on uncompleted POC contracts	231.6	198.2
	$29.1	$16.8

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2016	2015
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$31.4	$23.5
Accrued expenses (billings in excess of POC revenue recognized)	(2.3)	(6.7)
	$29.1	$16.8

Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	As of December 31,
	2016	2015
	(in millions)
Incurred costs relating to long-term contracts	$0.1	$0.1
Progress payments related to long-term contracts	(1.0)	(1.0)
Net balance associated with completed-contract inventories	$(0.9)	$(0.9)

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
At December 31, 2016 and 2015, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses in the accompanying Consolidated Balance Sheets. Refer to Note 6, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At December 31, 2016 and 2015, deposits and progress payments for long lead time components totaled $0.8 million and $1.8 million. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

8.	Property, Plant and Equipment

	As of December 31,
	2016	2015
	(in millions)
Land	$11.0	$11.1
Buildings and improvements	112.8	100.0
Machinery and equipment	367.8	362.6
Construction in progress	31.2	30.1
	522.8	503.8
Less accumulated depreciation	(307.4)	(292.3)
Total	$215.4	$211.5

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2016 and 2015 are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2014	$169.0	$56.3	$7.1	$232.4
Foreign currency translation	(2.1)	(1.1)	—	(3.2)
Impairment	—	(46.1)	—	(46.1)
Acquisitions	12.8	—	—	12.8
Goodwill as of December 31, 2015	179.7	9.1	7.1	195.9
Foreign currency translation	(1.5)	—	—	(1.5)
Acquisitions	7.8	—	—	7.8
Sale of businesses	(0.7)	—	—	(0.7)
Goodwill as of December 31, 2016	$185.3	$9.1	$7.1	$201.5

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of December 31, 2016, 2015 and 2014, $154.8 million for the Engineered Products segment as of December 31, 2016 and 2015, and $108.7 million of accumulated impairment losses for the Engineered Products segment as of December 31, 2014.

Identifiable intangible assets are as follows:

	As of December 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$216.2	$122.0	$212.5	$112.0
Existing technology	63.0	31.0	63.0	26.9
Trademarks	35.4	19.6	35.3	18.4
Other	23.2	22.1	24.1	21.9
	337.8	194.7	334.9	179.2
Indefinite-Lived:
Trademarks	33.8	—	34.7	—
Total	$371.6	$194.7	$369.6	$179.2

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $21.0 million, $21.9 million and $23.0 million, respectively.
The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2017	$19.7
2018	$19.2
2019	$18.4
2020	$18.4
2021	$15.8

10.	Accrued Expenses

	As of December 31,
	2016	2015
	(in millions)
Salaries, wages and employee benefits	$40.0	$42.8
Interest	38.1	36.7
Customer advances	5.3	8.9
Income and other taxes	11.2	10.3
Asbestos liability	30.0	—
Other	36.4	41.9
	$161.0	$140.6

11.	Related Party Transactions
The deconsolidation of GST from our financial results, discussed more fully in Note 1, "Summary of Significant Accounting Policies - Investment in GST" and Note 19, "Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd." required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of December 31, 2016 and 2015, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $26.2 million and $24.3 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2018, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which expired on January 1, 2010.
In connection with the Coltec Restructuring (described in Note 20, "Commitments and Contingencies - Asbestos - Proposed Plans of Reorganization"), the obligations of OldCo, LLC ("OldCo"), as the successor by merger to Coltec, under these notes were assumed by EnPro Holdings, Inc. ("EnPro Holdings") and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2016 and 2015, $18.4 million and $17.6 million, respectively, was paid in cash and PIK interest of $12.7 million and $12.2 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require EnPro Holdings and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by EnPro Holdings’ pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 12, "Long-Term Debt - Revolving Credit Facility".
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
Amounts included in our consolidated financial statements arising from transactions with GST include the following:

	Consolidated Statements of Operations Caption	Years Ended December 31,
Description		2016	2015	2014
		(in millions)
Sales to GST	Net sales	$28.0	$30.6	$31.1
Purchases from GST	Cost of sales	$17.7	$20.7	$24.7
Interest expense to GST	Interest expense	$33.5	$31.6	$30.5

	Consolidated Balance Sheets Caption	As of December 31,
Description		2016	2015
		(in millions)
Due from GST	Accounts receivable	$21.4	$16.5
Income tax receivable from GST	Deferred income taxes and income tax receivable	$119.0	$100.6
Due from GST	Other assets	$1.4	$1.3
Due to GST	Accounts payable	$6.3	$8.0
Accrued interest to GST	Accrued expenses	$32.6	$31.2

12.	Long-Term Debt

	As of December 31,
	2016	2015
	(in millions)
Senior Notes	294.1	293.3
Revolving debt	130.0	62.2
Other notes payable	0.9	0.8
	425.0	356.3
Less current maturities of long-term debt	0.2	0.1
	$424.8	$356.2
Senior Notes
In September 2014, we issued $300.0 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million and debt issuance costs of $5.4 million.
A portion of the net proceeds of the Senior Notes was used to repay outstanding borrowings under our senior secured revolving credit facility, including borrowings made to fund a purchase of the Convertible Debentures in 2014.
The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the Senior Notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount is being amortized through interest expense until the maturity date resulting in an effective interest rate of 6.0%. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors. On January 29, 2017, OldCo, as successor by merger to Coltec, was declared an unrestricted subsidiary under the indenture governing the Senior Notes and was automatically released from its guarantee under the indenture.
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

Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Credit Facility Amendment contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. The Credit Facility Amendment contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all covenants of the Credit Facility Amendment as of December 31, 2016.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 20, "Commitments and Contingencies - Asbestos - Proposed Plans of Reorganization." Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary, EnPro Holdings, in addition to EnPro. OldCo, as successor by merger to Coltec, was released from its obligations under the Revolving Credit Agreement on January 29, 2017, and each of our other domestic consolidated subsidiaries (other than GST and their respective subsidiaries, until they become consolidated subsidiaries in the future) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of such existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST) has provided such a guarantee.
The borrowing availability under our Revolving Credit Facility at December 31, 2016 was $157.8 million after giving consideration to $12.2 million of outstanding letters of credit and $130.0 million of outstanding borrowings.
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2017	$0.2
2018	0.2
2019	130.1
2020	0.2
2021	0.1
Thereafter	300.1
$430.9

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In the Consolidated Balance Sheets, these amounts are shown net of unamortized debt discounts aggregating $5.9 million pursuant to applicable accounting rules.

Debt Issuance Costs
During 2014, we capitalized $7.3 million of debt issuance costs in connection with the amendment to the Revolving Credit Facility and the issuance of the Senior Notes. The capitalized debt issuance costs are amortized to interest expense over the respective lives of the debt instruments.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2016	December 31, 2015
	(in millions)
Assets
Time deposits	$26.0	$24.2
Deferred compensation assets	7.0	5.4
	$33.0	$29.6
Liabilities
Deferred compensation liabilities	$8.3	$6.6
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$425.0	$439.1	$356.3	$360.3
Notes payable to GST	$295.9	$302.7	$283.2	$281.7

The fair values for long-term debt are based on quoted market prices, but this would be considered a Level 2 computation because the market is not active. The notes payable to GST computation would be considered Level 2 since it is based on rates available to us for debt with similar terms and maturities.

14.	Pensions and Post-retirement Benefits
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
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $9.6 million, $9.2 million and $8.4 million in expenses in 2016, 2015 and 2014, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2016 and 2014, we contributed $14.8 million and $48.5 million, respectively, in cash to our U.S. pension plans. The contribution was made in 2016 in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. The 2014 contribution fully funded expected regulatory contributions for 2014. We made no contribution to our U.S. pension plans during 2015. We anticipate that we will make total contributions of $3.6 million in 2017 to our U.S. defined benefit pension plans. Additionally, we expect to make total contributions of approximately $0.4 million in 2017 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $286.7 million, $279.7 million and $254.3 million at December 31, 2016, and $283.4 million, $275.3 million and $242.5 million at December 31, 2015, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2016 and 2015.

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$283.4	$291.5	$3.4	$3.0
Service cost	4.3	4.9	0.1	0.1
Interest cost	12.7	12.0	0.2	0.2
Actuarial loss (gain)	8.9	(18.1)	(0.3)	(0.4)
Amendments	—	—	—	0.6
Benefits paid	(18.1)	(9.9)	(0.2)	(0.1)
Benefit obligations assumed in business combination	—	5.2	—	—
Other	(1.5)	(2.2)	—	—
Projected benefit obligations at end of year	289.7	283.4	3.2	3.4

Change in Plan Assets
Fair value of plan assets at beginning of year	242.5	253.1
Actual return on plan assets	17.3	(3.8)
Administrative expenses	(0.4)	(0.5)
Benefits paid	(18.1)	(9.9)
Company contributions	15.6	0.7
Plan assets acquired in business combination	—	2.9
Fair value of plan assets at end of year	256.9	242.5

Underfunded Status at End of Year	$(32.8)	$(40.9)	$(3.2)	$(3.4)

Amounts Recognized in the Consolidated Balance Sheets
Current liabilities	$(0.4)	$(0.2)	$(0.1)	$(0.1)
Long-term liabilities	(32.4)	(40.7)	(3.1)	(3.3)
	$(32.8)	$(40.9)	$(3.2)	$(3.4)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2016 and 2015 consist of:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(in millions)
Net actuarial (gain) loss	$78.4	$77.1	$(0.4)	$(0.5)
Prior service cost	1.2	1.4	0.4	0.7
	$79.6	$78.5	$—	$0.2

The accumulated benefit obligation for all defined benefit pension plans was $281.6 million and $275.3 million at December 31, 2016 and 2015, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2016, 2015 and 2014.

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.3	$4.9	$5.2	$0.1	$0.1	$0.1
Interest cost	12.7	12.0	11.8	0.2	0.2	0.1
Expected return on plan assets	(17.2)	(18.2)	(16.3)	—	—	—
Amortization of prior service cost	0.2	0.2	0.1	0.1	—	—
Amortization of net loss	6.9	6.9	2.5	—	—	—
Curtailment	(0.1)	—	—	(0.3)	—	—
Deconsolidation of GST	(0.9)	(0.7)	(0.3)	—	—	—
Net periodic benefit cost	5.9	5.1	3.0	0.1	0.3	0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	8.2	3.3	39.9	(0.4)	(0.4)	(0.2)
Prior service cost	—	—	0.5	—	0.6	—
Amortization of net loss	(6.9)	(6.9)	(2.5)	—	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.1)	(0.1)	—	—
Other adjustment	—	(0.1)	(0.3)	0.3	—	—
Total recognized in other comprehensive income	1.1	(3.9)	37.5	(0.2)	0.2	(0.2)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$7.0	$1.2	$40.5	$(0.1)	$0.5	$—

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $7.2 million and $0.1 million, respectively. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million.

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.25%	4.63%	4.25%	4.25%	4.63%	4.25%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.63%	4.25%	5.0%	4.63%	4.25%	5.0%
Expected long-term return on plan assets	7.25%	7.25%	8.0%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.25% at December 31, 2016. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2017. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $1.1 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to EnPro's current investment policy.
We use the RP-2014 mortality table with the MP-2016 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2016	2015
Health care cost trend rate assumed for next year	8.0%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2024	2025

A one percentage point change in the assumed health-care cost trend rate would have an insignificant impact on net periodic benefit cost and on benefit obligations.
Plan Assets
The asset allocation for pension plans at the end of 2016 and 2015, and the target allocation for 2017, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2017	2016	2015
Asset Category
Equity securities	40%	40%	39%
Fixed income	60%	60%	61%
	100%	100%	100%

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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(in millions)
Mutual funds – U.S. equity	$65.7	$63.5
Fixed income treasury and money market	153.3	146.4
Mutual funds – international equity	37.0	31.8
Cash equivalents	0.9	0.8
	$256.9	$242.5

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2017	$12.4	$0.7
2018	12.9	0.2
2019	13.8	0.3
2020	15.0	1.1
2021	15.6	0.3
Years 2021 – 2025	89.5	0.8

15.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $18.1 million and $18.0 million were made during the years ended December 31, 2016 and December 31, 2015, respectively.
In February 2017, our Board of Directors declared a cash dividend of $0.22 per share payable on March 15, 2017 to shareholders of record at the close of business on March 1, 2017.
In October 2015, our Board of Directors authorized the purchase of up to $50.0 million of our outstanding common shares from time to time. During 2016, we repurchased 0.6 million shares for $29.7 million under this authorization. The shares were retired upon purchase. Cash payments for purchases under this authorization that settled during 2016 were $30.4 million.
During 2015, we repurchased 0.1 million additional shares for $6.0 million under the above authorization. Cash payments for purchases under this authorization that settled during 2015 were $5.3 million.
In February 2015, our board of directors authorized the repurchase of up to $80.0 million of our outstanding common shares. The repurchase plan was completed in April 2015 after purchasing 1.2 million shares at an average price of $66.76 per share.

16.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$42.6	$(28.2)	$14.4
Other comprehensive loss before reclassifications	(25.6)	(24.5)	(50.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	1.6
Net current-period other comprehensive loss	(25.6)	(22.9)	(48.5)
Balance at December 31, 2014	17.0	(51.1)	(34.1)
Other comprehensive loss before reclassifications	(21.9)	(1.8)	(23.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.7	3.7
Net current-period other comprehensive income (loss)	(21.9)	1.9	(20.0)
Balance at December 31, 2015	(4.9)	(49.2)	(54.1)
Other comprehensive loss before reclassifications	(16.1)	(5.0)	(21.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	4.5	4.3
Net current-period other comprehensive loss	(16.3)	(0.5)	(16.8)
Balance at December 31, 2016	$(21.2)	$(49.7)	$(70.9)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Statement of Operations Caption
	Years Ended December 31,
	2016	2015	2014
	(in millions)
Amortization of pension and other postretirement plans:
Actuarial losses	$6.6	$6.9	$2.5	(1)
Prior service costs	0.3	0.2	0.1	(1)
Total before tax	6.9	7.1	2.6
Tax benefit	(2.4)	(3.4)	(1.0)	Income tax expense
Net of tax	$4.5	$3.7	$1.6
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$(0.2)	$—	$—	Other non-operating expense

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 14, "Pensions and Postretirement Benefits" for additional details).

17.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 6.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2016, there are 0.7 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.
The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2016, there was $4.7 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.3 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2016, 2015 and 2014. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued (if any) in cash, and shares are forfeited if a grantee terminates employment. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the current achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period. As of December 31, 2016, there was $1.7 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.5 years.
Restricted shares, with three or four-year restriction periods from the initial grant date were issued in 2013 and 2012 to executives and other key employees. Compensation expense related to the restricted shares is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-line method. As of December 31, 2016, there was no unrecognized compensation cost related to restricted shares.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	216,316	$41.77	266,778	$41.62	30,080	$46.32
Granted	127,054	71.83	102,060	71.83	—	—
Vested	(35,142)	42.14	(31,091)	37.65	(3,750)	39.25
Forfeited	(19,545)	57.19	(32,144)	51.90	(15,000)	41.47
Achievement level adjustment	—	—	(78,383)	37.65	—	—
Shares settled for cash	(19,098)	42.83	—	—	—	—
Nonvested at December 31, 2014	269,585	54.60	227,220	55.65	11,330	55.09
Granted	94,623	63.98	115,197	68.31	—	—
Vested	(38,457)	37.67	(98,230)	44.63	—	—
Forfeited	(34,157)	59.34	(3,398)	60.09	—	—
Achievement level adjustment	—	—	(42,387)	44.63	—	—
Shares settled for cash	(27,563)	37.65	—	—	—	—
Nonvested at December 31, 2015	264,031	61.74	198,402	67.22	11,330	55.09
Granted	111,320	44.29	199,965	49.68	—	—
Vested	(59,104)	45.20	—	—	(11,330)	55.09
Forfeited	(42,090)	58.48	(37,542)	54.66	—	—
Achievement level adjustment	—	—	(77,310)	71.83	—	—
Shares settled for cash	(12,135)	44.63	—	—	—	—
Nonvested at December 31, 2016	262,022	$59.43	283,515	$54.84	—	$—

The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued.
Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2016, there was no unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2016:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $40.00	61,318	61,318	$34.55	1.3
Over $40.00	18,187	18,187	$42.24	4.1
Total	79,505	79,505	$36.31	1.8

A summary of option activity under the Plan as of December 31, 2016, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2015	111,872	$35.96
Exercised	(32,367)	35.11
Balance at December 31, 2016	79,505	$36.31

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2016	2015	2014
Options outstanding	$2.5	$0.9	$3.0
Options exercisable	$2.5	$0.9	$2.7
Options exercised	$0.7	$0.1	$0.4
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2016	2015	2014
Compensation expense	$5.1	$4.1	$9.8
Related income tax benefit	$1.9	$1.5	$3.7

Each non-employee director receives an annual grant of phantom shares equal in value to $90,000. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2016, 2015 and 2014 related to these phantom share grants was $1.2 million, $0.7 million and $0.9 million, respectively. No cash payments were used to settle phantom shares in 2016, 2015, or 2014.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire & mileage optimization systems.

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
Segment operating results and other financial data for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Sales
Sealing Products	$705.6	$705.6	$664.3
Engineered Products	277.1	297.8	357.6
Power Systems	208.3	204.6	200.1
	1,191.0	1,208.0	1,222.0
Intersegment sales	(3.3)	(3.6)	(2.7)
Total sales	$1,187.7	$1,204.4	$1,219.3
Segment Profit
Sealing Products	$81.8	$84.3	$85.6
Engineered Products	12.4	6.4	26.8
Power Systems	17.0	27.1	28.5
Total segment profit	111.2	117.8	140.9
Corporate expenses	(30.0)	(28.2)	(42.9)
Goodwill and other intangible asset impairment	—	(47.0)	—
Asbestos settlement	(80.0)	—	(30.0)
Interest expense, net	(55.1)	(52.1)	(44.1)
Other income (expense), net	(14.8)	(9.1)	8.7
Income (loss) before income taxes	$(68.7)	$(18.6)	$32.6

No customer accounted for 10% or more of net sales in 2016, 2015 or 2014.

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Capital Expenditures
Sealing Products	$22.9	$17.0	$19.7
Engineered Products	7.2	14.8	11.8
Power Systems	5.7	4.9	10.2
Corporate	—	0.1	0.1
Total capital expenditures	$35.8	$36.8	$41.8

Depreciation and Amortization Expense
Sealing Products	$35.1	$34.3	$31.0
Engineered Products	17.5	19.4	22.5
Power Systems	4.4	4.1	3.7
Corporate	0.1	0.3	0.3
Total depreciation and amortization	$57.1	$58.1	$57.5

Net Sales by Geographic Area
United States	$682.4	$696.2	$674.1
Europe	289.9	289.5	315.9
Other foreign	215.4	218.7	229.3
Total	$1,187.7	$1,204.4	$1,219.3

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2016	2015
	(in millions)
Assets
Sealing Products	$636.4	$631.7
Engineered Products	210.0	231.5
Power Systems	164.8	162.2
Corporate	535.2	473.4
	$1,546.4	$1,498.8

Long-Lived Assets
United States	$148.6	$135.2
France	23.0	24.6
Other Europe	20.7	24.2
Other foreign	23.1	27.5
Total	$215.4	$211.5

Corporate assets include all of our cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

19.	Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Bankruptcy Case") in the U.S. Bankruptcy Court (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. As described below, on March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. Details of the plans of reorganization filed in GST's Chapter 11 Case, including the joint plan of reorganization filed pursuant to the comprehensive consensual settlement that we announced on March 17, 2016, are described below in Note 20, "Commitments and Contingencies — Asbestos — Proposed Plans of Reorganization.
During the pendency of the GST Chapter 11 Case, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date.
Financial Results
Condensed combined financial information for GST is set forth below, presented on a historical cost basis. In 2016, GST revised certain amounts in its Combined Statements of Operations for the year ended December 31, 2015 and in its Combined Balance Sheet as of December 31, 2015 to correct errors primarily related to the computation of deferred tax assets related to its pension benefit obligation and minimum pension liability. These corrections, reflected in the information set forth below, include a $4.3 million decrease to deferred income taxes and a $4.3 million decrease to shareholder's equity in the Condensed Combined Balance Sheet as of December 31, 2015, and a $2.0 million decrease to income tax expense in the Condensed Combined Statement of Operations for the year ended December 31, 2015.
GST
(Debtor-in-Possession)
Condensed Combined Statements of Operations
Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015 (as revised)	2014
Net sales	$195.8	$217.6	$240.6
Cost of sales	124.7	137.1	146.5
Gross profit	71.1	80.5	94.1
Operating expenses:
Selling, general and administrative	40.9	43.5	47.5
Asbestos-related	50.3	0.6	(127.2)
Other	0.8	0.3	1.6
Total operating expenses	92.0	44.4	(78.1)
Operating income (loss)	(20.9)	36.1	172.2
Interest income, net	34.3	32.1	31.0
Income before reorganization expenses and income taxes	13.4	68.2	203.2
Reorganization expenses	(15.8)	(25.6)	(16.5)
Income before income taxes	(2.4)	42.6	186.7
Income tax benefit (expense)	1.4	(14.2)	(72.9)
Net income (loss)	$(1.0)	$28.4	$113.8
Comprehensive income	$(5.4)	$19.0	$101.9

GST
(Debtor-in-Possession)
Condensed Combined Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Net cash flows from operating activities	$50.1	$57.7	$63.0
Investing activities
Purchases of property, plant and equipment	(6.7)	(5.3)	(7.0)
Net payments from loans to affiliates	(5.2)	(5.2)	(3.4)
Net purchases of held-to-maturity securities	(50.3)	(36.7)	(28.3)
Other	(0.2)	(0.7)	1.3
Net cash used in investing activities	(62.4)	(47.9)	(37.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(3.9)	(2.4)
Net increase (decrease) in cash and cash equivalents	(12.4)	5.9	23.2
Cash and cash equivalents at beginning of year	71.9	66.0	42.8
Cash and cash equivalents at end of year	$59.5	$71.9	$66.0

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheets
As of December 31, 2016 and 2015
(in millions)

	2016	2015 (as revised)
Assets:
Current assets	$438.6	$406.1
Asbestos insurance receivable	49.0	62.0
Deferred income taxes	126.0	101.3
Notes receivable from affiliate	283.2	271.0
Other assets	67.0	67.8
Total assets	$963.8	$908.2
Liabilities and Shareholder’s Equity:
Current liabilities	$40.3	$40.5
Other liabilities	126.0	114.4
Liabilities subject to compromise (A)	388.6	339.1
Total liabilities	554.9	494.0
Shareholder’s equity	408.9	414.2
Total liabilities and shareholder’s equity	$963.8	$908.2

(A)
Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387.0 million as of December 31, 2016 for asbestos related claims. The accrual consists of (a) $370.0 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) an estimate of $17.0 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. See Note 20, “Commitments and Contingencies - Asbestos - Liability Estimate."

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2016 and 2015, we had accrued liabilities of $23.1 million and $16.8 million, respectively, for estimated future expenditures relating to environmental contingencies. In 2016, in addition to the accruals described below, we accrued $4.7 million in liabilities to reflect our estimated share of certain EPA oversight costs at one site, estimated costs to expand the remediation system at one site, estimated costs to construct the remedial system at one site and our most current estimate of costs for continued remediation at five sites based upon a reassessment of the expected duration of remedial activities at each of those sites. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted the Company and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, the Company has received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved approximately $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the sites and cannot estimate a reasonably possible range of loss associated with remediation or other costs at these sites. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two sites identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional sites, which includes estimated costs of investigative work to be conducted at such sites, resulting in a total reserve of $2.2 million.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site, which is included in the 15 sites referred to above. In February 2016, the Mississippi Department of Environmental Quality ("MDEQ") issued an order against EnPro requiring evaluation of potential vapor intrusion into residential homes and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. The parties have entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August. Results from sampling outside of three residences were above screening levels. Follow up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. MDEQ has requested that we develop and implement interim remedial measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures will be developed and implementation of them will begin in the first quarter of 2017. In addition, vapor intrusion sampling at the facility owned by BorgWarner was conducted in the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of responsive actions has begun. In the first quarter of 2016, we reserved an additional $1.3 million to account for the investigation, additional remediation and long-term active monitoring necessary to comply with the orders. The remaining reserve at December 31, 2016 is $0.5 million. Based on the results of the pending and planned vapor intrusion testing and ongoing groundwater sampling, further modifications to the remediation system at the site may be required. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. Based upon limited information regarding any further remediation that may be required at the site, we cannot estimate a reasonably possible range of loss.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015	2014
	(in millions)
Balance at beginning of year	$4.8	$3.5	$3.8
Charges to expense	4.4	3.3	2.9
Settlements made	(4.2)	(2.0)	(3.2)
Balance at end of year	$5.0	$4.8	$3.5

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France are participating in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review is a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. In that report, the experts estimated the impact to BorgWarner arising from problems alleged to be caused by GGB France’s bearings to be within a range of 6.6 million EUR to 7.6 million EUR, while indicating that the lower end of this range was more probable and noting that BorgWarner had not provided to the experts certain evidence needed to substantiate BorgWarner's claims regarding performance problems and associated repair costs. It is not clear how this information, if provided, may affect the expert panel’s estimates. In their November 2016 preliminary report on financial matters, the experts also noted other possible technical causes of the performance problems unrelated to GGB France’s bearings, which contradicts the June 2016 preliminary report on technical matters. In response to these preliminary reports, we have made a number of filings which assert and clarify our positions, including that the bearings conformed to applicable specifications, there were other causes for the performance issues unrelated to the bearings supplied by GGB France and GGB France had no duty to notify BorgWarner regarding the change of source of raw material. The expert panel is expected to issue a final report on technical and financial matters in the first quarter of 2017. We believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses is a contractual disclaimer of consequential damages, which, if controlling, would eliminate liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR, and that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court. We cannot estimate GGB France’s reasonably possible range of loss associated with this matter, but we estimate the minimum amount to be approximately 0.4 million EUR, based on the preliminary reports of the expert panel and GGB's legal defenses described above. Accordingly, in 2016, GGB France accrued $0.4 million associated with this matter.
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
GST Chapter 11 Filing and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case"). The filings were the initial step in a claims resolution process, which is ongoing. See “— Proposed Plans of Reorganization,” below, for a description of the comprehensive consensual settlement that we announced on March 17, 2016 to resolve current and future asbestos claims and the joint plan of reorganization filed in the GST Chapter 11 Case to implement such settlement, which joint plan of reorganization supersedes all other plans of reorganization previously filed in the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case, certain actions proposed to be taken by GST not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date.
As a result of the initiation of the GST Chapter 11 Case, the resolution of asbestos claims is subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries have not changed since the GST Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.
Proposed Plans of Reorganization. In November 2011, GST filed an initial proposed plan of reorganization with the Bankruptcy Court. GST’s initial plan called for a trust to be formed, to which GST and affiliates would contribute $200 million and which would be the exclusive remedy for future asbestos personal injury claimants - those whose claims arise after confirmation of the plan. The initial proposed plan provided that each present asbestos personal injury claim (any pending claim or one that arises between the GST Petition Date and plan confirmation) would be assumed by reorganized GST and resolved either by settlement, pursuant to a matrix contained in the proposed plan or as otherwise agreed, or by payment in full of any final judgment entered after trial in federal court.
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
In his opinion, Judge Hodges wrote, “The best evidence of Garlock’s aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products.”
The decision validates the positions that GST has been asserting for the more than four years it had been in the GST Chapter 11 Case. Following are several important findings in the opinion:

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

In June 2014, the official committee representing current asbestos claimants (the “GST Current Asbestos Claimants’ Committee”) in the GST Chapter 11 Case filed a motion with the Bankruptcy Court asking the court to re-open the estimation process for further discovery and alleging that GST misled the court in various respects during the estimation trial. On December 4, 2014, the Bankruptcy Court denied the GST Current Asbestos Claimants’ Committee’s motion to re-open.
In May 2014, GST filed its first amended proposed plan of reorganization. The first amended plan provided $275 million in total funding for (a) present and future asbestos claims against GST that have not been resolved by settlement or verdict prior to the GST Petition Date, and (b) administrative and litigation costs. The first amended plan revised and replaced the initial plan that had been filed in November 2011.
On January 14, 2015, we announced that GST and we had reached agreement with the court-appointed representative of future asbestos claimants (the “GST Future Claimants’ Representative”) in the GST Chapter 11 Case that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The GST Future Claimants’ Representative agreed to support, recommend and vote in favor of the second amended plan.
The second amended plan would have provided for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from Coltec, as part of the “Parent Settlement” described below, upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would have provided the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the GST Petition Date and were not paid prior to the GST Petition Date. The second amended plan had provided that GST would pay in full claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date (with respect to claims resolved by verdict, such payment would be made only to the extent the verdict becomes final). The second amended plan had provided that if the actual amount of claims that had been resolved by settlement or verdict prior to the GST Petition Date that were not paid prior to the GST Petition Date was less than $17.0 million GST would contribute the difference to the settlement facility. In addition, the second amended plan had provided that, during the 40-year period following confirmation of the second amended plan, GST would, if necessary, make supplementary annual contributions, subject to specified maximum annual amounts that decline over the period, to maintain a specified balance at specified dates of the litigation fund. Under the second amended plan, the maximum aggregate amount of all such contingent supplementary contributions over that period would have been $132 million. GST and we believe that initial contributions to the litigation fund under the second amended plan would likely have been sufficient to permit the balance of that facility to exceed the specified thresholds over the 40-year period and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would have been $1. The second amended plan included provisions referred to as the “Parent Settlement” for the resolution and extinguishment of any and all alleged derivative claims against us based on GST asbestos products and entry of an injunction that would permanently protect us from the assertion of such claims. As consideration for the Parent Settlement, (a) Coltec would have contributed $30 million of the amount proposed to be paid into the settlement facility to pay future claimants, (b) Coltec would have funded Anchor’s costs of dissolution (up to $500,000), (c) EnPro would have guaranteed all contributions to the settlement facility and litigation fund by GST after the effective date of consummation of the second amended plan, and (d) Coltec and its affiliates would have subordinated their interests in certain insurance coverage to GST’s obligations to make payments to the settlement facility and litigation fund after the effective date of consummation of the second amended plan. Under the terms of the second amended plan, we would retain 100% of the equity interests of GST LLC.
The second amended plan would have provided for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not protect us or our other subsidiaries, including Coltec, from non-derivative asbestos claims. Although no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its former businesses based principally on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims. At the GST Petition Date, thousands of claims alleging exposure to asbestos contained in products sold by Coltec and its former businesses were pending, but have been stayed by the Bankruptcy Court during the pendency of the GST Chapter 11 Case.
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”)

against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016 and December 2, 2016. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc., which was formerly named New Coltec, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in 2016 of approximately $0.4 million.
In connection with the Coltec Restructuring, the obligations of OldCo, as the successor by merger to Coltec, under the Coltec Note, and Coltec’s guaranty of the Stemco Note were assumed by EnPro Holdings, and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018. Following the Coltec Restructuring and prior to the filing of the Chapter 11 bankruptcy petition by OldCo described below, OldCo was released from its obligations under our senior secured revolving credit facility and designated as an “unrestricted subsidiary” under the indenture governing our 5.875% Senior Notes due 2022, as a result of which it was automatically released from its obligations under such indenture. In connection with the restructuring, EnPro Holdings entered into a keep well agreement with OldCo, which is enforceable by third-party beneficiaries. Under the keep well agreement, EnPro Holdings agreed to make equity contributions to OldCo sufficient, together with other funds available to OldCo, to permit OldCo to pay and discharge its liabilities as they become due and payable, other than under the Coltec Note, the guarantee of the Stemco Note, the senior secured revolving credit facility and the indenture governing our 5.875% Senior Notes due 2022 (OldCo having been separately released from its obligations under each of those instruments).
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370.0 million made at the effective date of the Joint Plan, (ii) by the contribution made by OldCo at the effective date of consummation of the Joint Plan of $30 million in cash and an option, exercisable one year after the effective date of consummation of the Joint Plan, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the effective date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the effective date and with the option terminating on the second anniversary of the effective date of consummation of the Joint Plan in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the effective date of the Joint Plan. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017 (the “OldCo Petition Date”), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017 and set, as the deadlines for filing objections to the Joint Plan, December 9, 2016 in the GST Chapter 11 Case and March 24, 2017 in the OldCo Chapter 11 Case.
Although no asbestos claimant or creditor filed any objection to the Joint Plan in GST Chapter 11 Case, objections have been filed by the appointed bankruptcy administrator and by three insurers. The technical objection filed by the bankruptcy administrator, which is a non-judicial, federal appointee that is involved in cases from a perspective independent of an interested party, concerns the scope of the Joint Plan’s “exculpatory” provisions that would extend limited protection to the debtors in the case, their affiliates, committees appointed in the case, the future claimants’ representative and their respective professional advisors from liability for ancillary claims related to their actions or failure to act in connection with the case. The objections of the three insurers primarily concern the impact of the Joint Plan on insurance policies and related contracts to which they are parties. The hearing on objections to the Joint Plan filed in both proceedings will be part of the confirmation hearings for approval of the Joint Plan by the Bankruptcy Court scheduled to commence on May 15, 2017.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the effective date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17.0 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
The Consensual Settlement includes as an additional condition to our obligations to proceed with the settlement that we receive a private letter ruling from the IRS that the Trust will be recognized as a “designated settlement fund” or “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations (or, if such a ruling is not available, a legal opinion satisfactory in form and substance to us that the IRS will so recognize the Trust). On February 6, 2017, the IRS issued a private letter ruling satisfying this condition.
Under the Consensual Settlement and Joint Plan, GST and OldCo will retain their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. As of December 31, 2016, approximately $62.0 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed to cover claims against both GST and OldCo from solvent carriers with investment grade ratings. The Joint Plan provides that GST and OldCo are entitled to collect and retain 100% of any settlements and judgments related to these insurance policies.
In addition, Coltec purchased a number of primary and excess general liability insurance policies that were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976.

OldCo may have rights against primary and excess general liability insurance policies in the Pre-Garlock Coverage Block to recover its contributions to the Trust. Such rights, however, are disputed and uncertain. Of the Pre-Garlock Coverage Block, the bulk of the primary coverage was provided under six policies issued by Insurance Company of North America (“INA”). INA disputes that coverage exists under these policies, claiming that Coltec released such coverage when it settled coverage under separate policies INA issued to GST and Anchor. In addition, $7.2 million of the primary coverage in the Pre-Garlock Coverage Block was issued by American Motorists Insurance Co., which is in insolvency proceedings.
The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million.
The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and OldCo in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Joint Plan, increasing our costs in connection with effecting the Consensual Settlement, the Canadian Settlement and the consummation of the Joint Plan or reducing the benefit to us related to the consummation of the Joint Plan and the Canadian Settlement. In light of these risks and uncertainties, we cannot assure you that the Joint Plan and the Canadian Settlement will be consummated on the time schedule that we anticipate or at all, or if consummated that we will recognize all benefits from the consummation of the Joint Plan and the Canadian Settlement that we anticipate.
Pending Claims. On the GST Petition Date, according to Garrison's claim records, there were more than 90,000 total claims pending against GST LLC, of which approximately 5,800 were claims alleging the disease mesothelioma. Mesothelioma is a rare cancer of the protective lining of many of the body’s internal organs, principally the lungs. One cause of mesothelioma is believed to be exposure to asbestos. As a result of asbestos tort reform during the 2000s, most active asbestos-related lawsuits, and a large majority of the amount of payments made by our subsidiaries in the years immediately preceding the GST Petition Date, have been of claims alleging mesothelioma. In total, GST LLC has paid $563.2 million to resolve a total of 15,300 mesothelioma claims, and another 5,700 mesothelioma claims have been dismissed without payment.
In order to estimate the allowed amount for mesothelioma claims against GST, the Bankruptcy Court approved a process whereby all current GST LLC mesothelioma claimants were required to respond to a questionnaire about their claims. Questionnaires were distributed to the mesothelioma claimants identified in Garrison’s claims database. Many of the 5,800 claimants (over 500) did not respond to the questionnaire at all; many others (more than 1,900) clarified that: claimants do not have mesothelioma, claimants cannot establish exposure to GST products, claims were dismissed, settled or withdrawn, claims were duplicates of other filed claims, or claims were closed or inactive. Still others responded to the questionnaire but their responses were deficient in some material respect. As a result of this process, less than 3,300 claimants presented questionnaires asserting mesothelioma claims against GST LLC as of the GST Petition Date and many of them either did not establish exposure to GST products or had claims that are otherwise deficient.
Since the GST Petition Date, many asbestos-related lawsuits have been filed by claimants against other companies in state and federal courts, and many of those claimants might also have included GST LLC as a defendant but for the bankruptcy injunction.
Claims Filed in GST Chapter 11 Case. Proofs of claim involving approximately 180,000 claims were filed on or prior to October 6, 2015, the Claims Bar Date, in the GST Chapter 11 Case. All other potential claims based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in the GST Chapter 11 Case. Approximately 10,000 of the claims filed in the GST Chapter 11 Case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the GST Petition Date, had been dismissed with prejudice prior to the GST Petition Date or are time-barred under applicable statutes of limitations. The Joint Plan will provide for a new claims bar date by which proofs of claims for asbestos-related diseases allegedly caused by Coltec must be filed with the Bankruptcy Court or be subject to being forever barred by order of the Bankruptcy Court.
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
Trials and Appeals. GST LLC has a record of success in trials of asbestos cases, especially before the bankruptcies of many of the historically significant asbestos defendants that manufactured raw asbestos, asbestos insulation, refractory products or other dangerous friable asbestos products. However, it has on occasion lost jury verdicts at trial. GST has consistently appealed when it has received an adverse verdict and has had success in a majority of those appeals.
Insurance Coverage Available to GST. At December 31, 2016, we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.6 million since the GST Petition Date, including $18 million in 2016. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the GST Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. The $62.0 million is in addition to the $18 million collected in 2016. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of the GST Chapter 11 Case and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:

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
Liability Estimate. Our recorded asbestos liability as of the GST Petition Date was $472.1 million. We based that recorded liability on an estimate of probable and estimable expenditures to resolve asbestos personal injury claims under generally accepted accounting principles, made with the assistance of Garrison and an estimation expert, Bates White, retained by GST LLC’s counsel. The estimate developed was an estimate of the most likely point in a broad range of potential amounts that GST LLC might pay to resolve asbestos claims (by settlement in the majority of the cases except those dismissed or tried) over the ten-year period following the date of the estimate in the state court system, plus accrued but unpaid legal fees. The estimate, which was not discounted to present value, did not reflect GST LLC’s views of its actual legal liability. GST LLC has continuously maintained that its products could not have been a substantial contributing cause of any asbestos disease. Instead, the liability estimate reflected GST LLC’s recognition that most claims would be resolved more efficiently and at a significantly lower total cost through settlements without any actual liability determination.
From the GST Petition Date through the first quarter of 2014, neither we nor GST endeavored to update the accrual except as necessary to reflect payments of accrued fees and the disposition of cases on appeal. In each asbestos-driven Chapter 11 case that has been resolved previously, the amount of the debtor’s liability has been determined as part of a consensual plan of reorganization agreed to by the debtor, its asbestos claimants and a legal representative for its potential future claimants. GST did not believe that there was a reliable process by which an estimate of such a consensual resolution could be made and therefore believed that there was no basis upon which it could revise the estimate last updated prior to the GST Petition Date.
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
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to further revise its estimate of ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which would be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015 in connection with its contribution to be made pursuant to the Parent Settlement included in the second amended plan. GST’s estimate of this $337.5 million amount did not include any amount with respect to the contingent supplementary contributions to the litigation fund contemplated by the second amended plan because GST believed that initial contributions to the litigation fund would likely be sufficient to fund the litigation and, accordingly, that the low end of a range of reasonably possible loss associated with these contingent supplementary contributions would be $1.
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as successor by merger to Coltec, $370.0 million of which will be funded by GST LLC and Garrison and $110.0 million of which will be funded by OldCo (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result, GST believes the low end of the range of values that will be necessary for it to resolve its present and future asbestos claims is $387.0 million. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and has accrued its liability at December 31, 2016 at that amount and OldCo has accrued a liability of $110.0 million at December 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan.
Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2016 (in millions):

2017	$11.3
2018	9.7
2019	8.1
2020	6.2
2021	4.8
Thereafter	5.4
Total minimum payments	$45.5

Net rent expense was $12.6 million, $14.3 million and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Our December 31, 2015 Condensed Consolidating Balance Sheet that is presented in this Note reflects the retrospective adoption of a standard in the first quarter of 2016 that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The impact on the Parent's and the Consolidated column's previously issued financial information is a decrease of $4.7 million to Other assets and Long-term debt. The adjustments had no impact on the Condensed Consolidating Statement of Operations or Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015. Refer to Note 1, "Overview, Basis of Presentation, and Recently Issued Authoritative Accounting Guidance" for more information about this revision.

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$829.0	$439.7	$(81.0)	$1,187.7
Cost of sales	—	582.4	291.6	(81.0)	793.0
Gross profit	—	246.6	148.1	—	394.7
Operating expenses:
Selling, general and administrative	27.7	164.0	112.1	—	303.8
Asbestos settlement	—	80.0	—	—	80.0
Other	4.8	3.3	7.5	—	15.6
Total operating expenses	32.5	247.3	119.6	—	399.4
Operating income loss	(32.5)	(0.7)	28.5	—	(4.7)
Interest expense, net	(18.5)	(36.2)	(0.4)	—	(55.1)
Other expense, net	—	(8.4)	(0.5)	—	(8.9)
Income (loss) before income taxes	(51.0)	(45.3)	27.6	—	(68.7)
Income tax benefit (expense)	17.6	21.7	(10.7)	—	28.6
Income (loss) before equity in earnings of subsidiaries	(33.4)	(23.6)	16.9	—	(40.1)
Equity in earnings of subsidiaries, net of tax	(6.7)	16.9	—	(10.2)	—
Net income (loss)	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)
Other comprehensive (loss):
Foreign currency translation adjustments	(16.3)	(16.3)	(16.3)	32.6	(16.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(7.8)	(8.3)	0.6	7.7	(7.8)
Amortization of pension and post-retirement benefits included in net income	6.9	6.6	0.2	(6.8)	6.9
Other comprehensive loss, before tax	(17.2)	(18.0)	(15.5)	33.5	(17.2)
Income tax benefit (expense) related to items of other comprehensive loss	0.4	0.5	(0.2)	(0.3)	0.4
Other comprehensive loss, net of tax	(16.8)	(17.5)	(15.7)	33.2	(16.8)
Comprehensive income (loss)	$(56.9)	$(24.2)	$1.2	$23.0	$(56.9)

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(20.9)	$12.3	$(20.4)	$8.1	$(20.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.9)	(21.9)	(21.9)	43.8	(21.9)
Pension and post-retirement benefits adjustment (excluding amortization)	(3.4)	(3.6)	0.5	3.1	(3.4)
Amortization of pension and post-retirement benefits included in net income	7.1	7.1	0.2	(7.3)	7.1
Other comprehensive loss, before tax	(18.2)	(18.4)	(21.2)	39.6	(18.2)
Income tax expense related to items of other comprehensive loss	(1.8)	(1.7)	(0.2)	1.9	(1.8)
Other comprehensive loss, net of tax	(20.0)	(20.1)	(21.4)	41.5	(20.0)
Comprehensive loss	$(40.9)	$(7.8)	$(41.8)	$49.6	$(40.9)

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(45.9)	$82.9	$39.7	$(12.2)	$64.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(28.4)	(7.4)	—	(35.8)
Payments for capitalized internal-use software	—	(3.8)	(0.3)	—	(4.1)
Proceeds from sale of business	—	2.9	3.7	—	6.6
Acquisitions, net of cash acquired	—	(25.5)	(3.0)	—	(28.5)
Other	—	—	0.4	—	0.4
Net cash used in investing activities	—	(54.8)	(6.6)	—	(61.4)
FINANCING ACTIVITIES
Net payments between subsidiaries	96.6	(95.6)	(1.0)	—	—
Intercompany dividends	—	—	(12.2)	12.2	—
Proceeds from debt	—	344.7	6.1	—	350.8
Repayments of debt	—	(277.1)	(1.0)	—	(278.1)
Repurchase of common stock	(30.4)	—	—	—	(30.4)
Dividends paid	(18.1)	—	—	—	(18.1)
Other	(2.2)	—	—	—	(2.2)
Net cash provided by (used in) financing activities	45.9	(28.0)	(8.1)	12.2	22.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(17.0)	—	(17.0)
Net increase in cash and cash equivalents	—	0.1	8.0	—	8.1
Cash and cash equivalents at beginning of year	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of year	$—	$0.8	$110.7	$—	$111.5

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8	$110.7	$—	$111.5
Accounts receivable, net	0.2	151.2	56.7	—	208.1
Intercompany receivables	—	10.2	4.7	(14.9)	—
Inventories	—	125.9	49.5	—	175.4
Prepaid expenses and other current assets	21.3	8.9	17.4	(17.7)	29.9
Total current assets	21.5	297.0	239.0	(32.6)	524.9
Property, plant and equipment, net	0.1	148.5	66.8	—	215.4
Goodwill	—	175.5	26.0	—	201.5
Other intangible assets, net	—	156.5	20.4	—	176.9
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	—	43.6	1.5	(45.1)	—
Investment in subsidiaries	681.1	236.4	—	(917.5)	—
Other assets	16.4	156.2	18.2	—	190.8
Total assets	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—		$26.2	$—	$26.2
Notes payable to GST	—	12.7	—	—	12.7
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	61.9	38.7	—	102.9
Intercompany payables	—	4.7	10.2	(14.9)	—
Accrued expenses	15.3	130.1	33.3	(17.7)	161.0
Total current liabilities	17.6	209.6	108.4	(32.6)	303.0
Long-term debt	294.1	130.7	—	—	424.8
Notes payable to GST	—	283.2	—	—	283.2
Intercompany payables	35.0	1.4	8.7	(45.1)	—
Other liabilities	13.9	144.6	18.4	—	176.9
Total liabilities	360.6	769.5	135.5	(77.7)	1,187.9
Shareholders’ equity	358.5	681.1	236.4	(917.5)	358.5
Total liabilities and equity	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.7	$102.7	$—	$103.4
Accounts receivable, net	0.1	153.2	59.2	—	212.5
Intercompany receivables	—	8.1	11.7	(19.8)	—
Inventories	—	126.4	52.0	—	178.4
Prepaid expenses and other current assets	13.6	11.2	9.9	(11.1)	23.6
Total current assets	13.7	299.6	235.5	(30.9)	517.9
Property, plant and equipment, net	0.1	135.1	76.3	—	211.5
Goodwill	—	167.6	28.3	—	195.9
Other intangible assets, net	—	162.6	27.8	—	190.4
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	65.8	12.7	1.4	(79.9)	—
Investment in subsidiaries	693.0	241.8	—	(934.8)	—
Other assets	14.8	122.0	19.3	(9.9)	146.2
Total assets	$787.4	$1,378.3	$388.6	$(1,055.5)	$1,498.8
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$24.3	$—	$24.3
Notes payable to GST	—	12.2	—	—	12.2
Current maturities of long-term debt	—	0.1	—	—	0.1
Accounts payable	2.3	59.3	39.9	—	101.5
Intercompany payables	—	11.7	8.1	(19.8)	—
Accrued expenses	17.7	89.6	44.4	(11.1)	140.6
Total current liabilities	20.0	172.9	116.7	(30.9)	278.7
Long-term debt	293.3	62.9	—	—	356.2
Notes payable to GST	—	271.0	—	—	271.0
Intercompany payables	4.2	66.1	9.6	(79.9)	—
Other liabilities	10.1	112.4	20.5	(9.9)	133.1
Total liabilities	327.6	685.3	146.8	(120.7)	1,039.0
Shareholders’ equity	459.8	693.0	241.8	(934.8)	459.8
Total liabilities and equity	$787.4	$1,378.3	$388.6	$(1,055.5)	$1,498.8

22.	Subsequent Events
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017 (the “OldCo Petition Date”), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. We not anticipate recognizing any material gain or loss in connection with such deconsolidation of OldCo. The operations of OldCo are not material to our Consolidated Statements of Operations presented in this filing. Please refer to Note 20 - "Commitments and Contingencies - Asbestos - Proposed Plans of Reorganization" for further discussion of this matter.
In February 2017, our Board of Directors declared a cash dividend of $0.22 per share payable on March 15, 2017 to shareholders of record at the close of business on March 1, 2017.

23.	Selected Quarterly Financial Data (Unaudited)
The Company reports annual financial results on a calendar year basis ending on December 31. For quarterly interim financial reporting the Company reports the second and third quarters for the 91-day periods ending on the Saturday closest to the quarter-end dates of June 30 and September 30. The first and fourth fiscal quarters of each calendar year may be more or less than 91 calendar days depending on what day of the week December 31 falls on each year. In 2016, the first and fourth quarter periods were 93 and 91 days, respectively. In 2015, the first and fourth quarter periods were 87 and 96 days, respectively.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$294.9	$277.5	$313.2	$298.4	$292.7	$306.6	$286.9	$321.9
Gross profit	$97.6	$89.8	$107.9	$101.3	$98.6	$101.4	$90.6	$103.0
Net income (loss)	$(46.8)	$(1.6)	$3.6	$(37.3)	$6.0	$11.4	$(2.9)	$6.6
Basic earnings (loss) per share	$(2.15)	$(0.07)	$0.17	$(1.66)	$0.28	$0.52	$(0.14)	$0.30
Diluted earnings (loss) per share	$(2.15)	$(0.07)	$0.17	$(1.66)	$0.28	$0.51	$(0.14)	$0.30

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2016	$5.4	$1.1	$(1.6)	$—	$4.9
2015	$7.0	$(0.2)	$(1.4)	$—	$5.4
2014	$6.0	$2.5	$(1.1)	$(0.4)	$7.0

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2016	$17.6	$4.6	$(0.1)	$(1.9)	$20.2
2015	$19.9	$0.4	$(0.1)	$(2.6)	$17.6
2014	$17.6	$2.3	$(0.4)	$0.4	$19.9

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.