Form 10-Q
period 2017-03-31
ENPRO INDUSTRIES, INC
filed 2017-05-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 21,357,790 shares of common stock of the registrant outstanding, which does not include 193,065 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in millions, except per share amounts)

	2017	2016
Net sales	$295.8	$294.9
Cost of sales	194.2	197.3
Gross profit	101.6	97.6
Operating expenses:
Selling, general and administrative	72.9	85.6
Asbestos settlement	—	80.0
Other	1.3	4.4
Total operating expenses	74.2	170.0
Operating income (loss)	27.4	(72.4)
Interest expense	(14.9)	(13.3)
Interest income	0.1	0.2
Other expense	(3.2)	(1.6)
Income (loss) before income taxes	9.4	(87.1)
Income tax benefit (expense)	(3.0)	40.3
Net income (loss)	$6.4	$(46.8)
Comprehensive income (loss)	$11.1	$(39.9)

Basic earnings (loss) per share	$0.30	$(2.15)
Diluted earnings (loss) per share	$0.30	$(2.15)
Cash dividends per share	$0.22	$0.21

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in millions)

	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$6.4	$(46.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7.3	7.4
Amortization	6.5	6.5
Asbestos settlement	—	80.0
Deferred income taxes	(0.1)	(44.5)
Stock-based compensation	1.9	1.6
Other non-cash adjustments	1.2	1.6
Change in assets and liabilities, net of effects of deconsolidation of business:
Accounts receivable, net	(12.6)	(0.9)
Inventories	(7.8)	(0.6)
Accounts payable	(0.5)	(15.8)
Other current assets and liabilities	(19.0)	(12.4)
Other non-current assets and liabilities	(2.9)	(4.5)
Net cash used in operating activities	(19.6)	(28.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11.1)	(6.1)
Payments for capitalized internal-use software	(0.9)	(1.0)
Deconsolidation of OldCo	(4.8)	—
Other	0.2	0.2
Net cash used in investing activities	(16.6)	(6.9)
FINANCING ACTIVITIES
Proceeds from debt	254.8	112.8
Repayments of debt	(205.6)	(52.2)
Repurchase of common stock	(3.6)	(8.5)
Dividends paid	(4.7)	(4.6)
Other	(3.4)	(3.1)
Net cash provided by financing activities	37.5	44.4
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.7)
Net increase in cash and cash equivalents	2.2	7.4
Cash and cash equivalents at beginning of period	111.5	103.4
Cash and cash equivalents at end of period	$113.7	$110.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29.6	$27.9
Income taxes, net	$4.4	$3.7
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.4	$1.6
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$113.7	$111.5
Accounts receivable, net	221.9	208.1
Inventories	183.8	175.4
Prepaid expenses and other current assets	35.2	29.9
Total current assets	554.6	524.9
Property, plant and equipment, net	215.3	215.4
Goodwill	201.8	201.5
Other intangible assets, net	172.2	176.9
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	112.1	152.6
Other assets	36.7	38.2
Total assets	$1,529.6	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$32.1	$26.2
Notes payable to GST	309.3	12.7
Current maturities of long-term debt	0.2	0.2
Accounts payable	99.0	102.9
Asbestos liability	60.8	30.0
Accrued expenses	102.6	131.0
Total current liabilities	604.0	303.0
Long-term debt	468.8	424.8
Notes payable to GST	—	283.2
Asbestos liability	—	80.0
Other liabilities	94.5	96.9
Total liabilities	1,167.3	1,187.9
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,567,080 shares in 2017 and 21,558,145 shares in 2016	0.2	0.2
Additional paid-in capital	344.2	346.5
Retained earnings	85.4	84.0
Accumulated other comprehensive loss	(66.2)	(70.9)
Common stock held in treasury, at cost – 193,699 shares in 2017 and 194,073 shares in 2016	(1.3)	(1.3)
Total shareholders’ equity	362.3	358.5
Total liabilities and equity	$1,529.6	$1,546.4

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2016 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2016 included within our annual report on Form 10-K.
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
In the first quarter of 2017, we adopted a standard that was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement beginning in 2017. This adoption is made prospectively. Excess tax benefits/deficiencies recorded in income tax expense for the three months ended March 31, 2017 were insignificant.
We historically accounted for excess tax benefits on the Consolidated Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. We elected to adopt this portion of the standard on a prospective basis.
Additionally, with respect to forfeitures of awards, we made the accounting policy election under the standard to account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date. This election was adopted under a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of 2017. As a result of this transition, a $0.3 million reduction was recorded to the 2017 opening retained earnings for this effect.
Recently Issued Authoritative Accounting Guidance

In March 2017, a standard was issued that requires that an employer report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this standard also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and is to be applied retrospectively for the classification of pension costs on the income statement and prospectively for the criteria on capitalization of certain costs. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In January 2017, a standard was issued to simplify annual and interim goodwill impairment testing for public business entities. Under the standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is not currently expected to have a significant impact on our consolidated financial statements or disclosures.
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
In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, the addition of lease assets and liabilities to our Consolidated Balance Sheets for leases currently accounted for as operating leases will increase both total assets and liabilities. Please see Note 20, "Commitments and Contingencies - Other Commitments" in our Form 10-K for the year ended December 31, 2016 for the current amount of future lease payments under our existing operating lease agreements as of that time. The amount of increase will depend on the size of our population of operating leases at the time of adoption, which could change significantly from the current size due to factors including future lease versus buy decisions, acquisitions and dispositions, and the potential reconsolidation of deconsolidated subsidiaries in 2017.

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
In May 2014, a comprehensive new revenue recognition standard was issued that will supersede nearly all existing revenue recognition guidance. The new guidance introduces a five-step model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard will become effective for us beginning with the first quarter 2018. We are currently evaluating the new guidance. The guidance has the potential to affect certain aspects of our current practice of accounting for engine contracts in our Power Systems segment. We expect that our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. Our current practice of accounting for such contracts as single profit centers under existing guidance could change in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract under the new standard. Identifying multiple performance obligations in a contract currently accounted for as a single profit center could make the rate at which we recognize revenue and margins under that contract faster or slower, depending on the contract, but the overall effect is not expected to be material for our existing engine contract portfolio as of March 31, 2017. Additionally, we are reviewing our engine contracts where significant costs are incurred to procure specialized equipment to review whether such costs will be eligible to be included in measuring progress toward satisfying the performance obligations in the contracts. If these costs are determined not to be eligible, the rate at which we recognize margins on such contracts would be slower than under current standards. We plan to adopt the guidance using the modified retrospective transition alternative provided in the standard.

2.	Earnings (Loss) Per Share

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$6.4	$(46.8)
Denominator:
Weighted-average shares – basic	21.4	21.8
Share-based awards	0.4	—
Weighted-average shares – diluted	21.8	21.8
Earnings (loss) per share:
Basic	$0.30	$(2.15)
Diluted	$0.30	$(2.15)
In the three months ended March 31, 2016, there were losses attributable to common shares. There were 0.2 million potentially dilutive shares excluded for the three months ended March 31, 2016 since they were antidilutive.

3.	Inventories

	March 31, 2017	December 31, 2016
	(in millions)
Finished products	$106.4	$108.1
Work in process	27.2	23.7
Raw materials and supplies	55.1	49.3
	188.7	181.1
Reserve to reduce certain inventories to LIFO basis	(11.4)	(12.1)
Manufacturing inventories	177.3	169.0
Incurred costs relating to long-term contracts	13.7	13.6
Progress payments related to long-term contracts	(7.2)	(7.2)
Net balance associated with completed-contract inventories	6.5	6.4
Total inventories	$183.8	$175.4
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where costs incurred exceed customer billings.
Refer to Note 4, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.
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

4.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$285.9	$260.7
Cumulative billings on uncompleted POC contracts	258.4	231.6
	$27.5	$29.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2017	December 31, 2016
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$32.5	$31.4
Accrued expenses (billings in excess of POC revenue recognized)	(5.0)	(2.3)
	$27.5	$29.1
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:
:

	March 31, 2017	December 31, 2016
	(in millions)
Incurred costs relating to long-term contracts	$0.2	$0.1
Progress payments related to long-term contracts	(0.9)	(1.0)
Net balance associated with completed-contract inventories	$(0.7)	$(0.9)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where customer billings exceed costs incurred.
Progress payments related to long-term contracts in the table above are either advanced billings or milestone billings to the customer on a contract accounted for under the completed-contract method. Upon shipment of the completed engine, revenue associated with the engine is recognized, and the incurred inventoried costs and progress payments are relieved.
At March 31, 2017 and December 31, 2016, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 3, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At March 31, 2017 and December 31, 2016, deposits and progress payments for long lead time components totaled $1.5 million and $0.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

5.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2017, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2016	$185.3	$9.1	$7.1	$201.5
Change due to foreign currency translation	0.3	—	—	0.3
Goodwill as of March 31, 2017	$185.6	$9.1	$7.1	$201.8

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of March 31, 2017 and December 31, 2016.
Identifiable intangible assets are as follows:

	As of March 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$216.7	$125.8	$216.2	$122.0
Existing technology	63.1	32.5	63.0	31.0
Trademarks	35.6	20.1	35.4	19.6
Other	23.3	21.9	23.2	22.1
	338.7	200.3	337.8	194.7
Indefinite-Lived:
Trademarks	33.8	—	33.8	—
Total	$372.5	$200.3	$371.6	$194.7
Amortization expense for the three months ended March 31, 2017 and 2016 was $5.0 million and $5.2 million, respectively.

6.	Accrued Expenses

	March 31, 2017	December 31, 2016
	(in millions)
Salaries, wages and employee benefits	$34.9	$40.0
Interest	9.9	38.1
Customer advances	9.6	5.3
Income and other taxes	12.1	11.2
Other	36.1	36.4
	$102.6	$131.0

7.	Related Party Transactions
The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of EnPro Holdings. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another EnPro Holdings subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the "GST Petition Date"), GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code, which is ongoing. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 14, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC", required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of March 31, 2017 and December 31, 2016, Coltec Finance Company Ltd., a wholly-owned subsidiary of EnPro Holdings, had aggregate, short-term borrowings of $32.1 million and $26.2 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec Industries Inc ("Coltec") entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. In connection with the Coltec Restructuring described in Note 15, "Commitments and Contingencies — Asbestos — Proposed Plans of Reorganization", the obligations of OldCo, LLC ("OldCo"), as the successor by merger to Coltec, under the Notes Payable to GST were assumed by EnPro Holdings, Inc. ("EnPro Holdings") and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2017 and 2016, $19.3 million and $18.4 million, respectively, was paid in cash and PIK interest of $13.4 million and $12.7 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, it can require EnPro Holdings and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by EnPro Holdings' pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under our senior secured revolving credit facility described in Note 8, "Long-Term Debt - Revolving Credit Facility" under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under such senior secured revolving credit facility.
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
As discussed further in Note 15, "Commitments and Contingencies - Asbestos - Proposed Plans of Reorganization," on January 30, 2017 , OldCo filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We provide similar services to OldCo to those mentioned above for GST, but on a less extensive basis due to OldCo's limited operations.
Amounts included in our consolidated financial statements arising from transactions with GST and OldCo include the following:

	Consolidated Statements of Operations Caption	Three Months Ended March 31,
Description		2017	2016
		(in millions)
Sales to GST	Net sales	$9.2	$6.7
Purchases from GST	Cost of sales	$5.3	$4.6
Interest expense to GST	Interest expense	$8.7	$8.3

Description	Consolidated Balance Sheets Caption	March 31, 2017	December 31, 2016
		(in millions)
Due from GST and OldCo	Accounts receivable, net	$11.3	$21.4
Income tax receivable from GST	Deferred income taxes and income tax receivable	$91.9	$119.0
Due from GST	Other assets	$0.2	$1.4
Due to GST and OldCo	Accounts payable	$8.7	$6.3
Accrued interest to GST	Accrued expenses	$8.4	$32.6

8.	Long-Term Debt
Senior Notes
In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million.
The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on September 15, 2022. Interest on the Senior Notes accrues at a rate of 5.875% per annum and is payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount is being amortized through interest expense until the maturity date resulting in an effective interest rate of 6.00%. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.
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
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the notes inclusive of an original issue premium of $1.5 million. The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.

The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as for the Senior Notes. The debt premium is being amortized through interest expense until the maturity date resulting in an effective interest rate of 5.66%.

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility (described below) in order to increase availability to fund future capital requirements, including those funding requirements associated with the joint plan of reorganization of OldCo and GST, which are described in Note 15, "Commitments and Contingencies — Asbestos — Proposed Plans of Reorganization."
Revolving Credit Facility
We have a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases or decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility. The Revolving Credit Facility expires in August 2019.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of March 31, 2017.
The borrowing availability under our Revolving Credit Facility at March 31, 2017 was $263.1 million after giving consideration to $12.2 million of outstanding letters of credit and $24.7 million of outstanding revolver borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 15, "Commitments and Contingencies — Asbestos — Proposed Plans of Reorganization." Permitted borrowers under the Revolving Credit Facility now include our newly formed subsidiary, EnPro Holdings, in addition to EnPro. Each of our domestic consolidated subsidiaries (other than GST, OldCo and their respective subsidiaries, until they become consolidated subsidiaries in the future) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST and OldCo) has provided such a guarantee.

9.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2017 and 2016, are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(in millions)
Service cost	$1.0	$1.3	$0.1	$0.1
Interest cost	3.0	3.1	—	0.1
Expected return on plan assets	(4.5)	(4.4)	—	—
Amortization of net loss	1.8	1.7	—	—
Deconsolidation of GST	(0.1)	(0.1)	—	—
Net periodic benefit cost	$1.2	$1.6	$0.1	$0.2

For the three months ended March 31, 2017, we contributed $0.9 million to our U.S. defined benefit pension plan. No contributions were made in the corresponding prior year period. Based upon available information, which is subject to change, we expect to contribute an additional $2.7 million to our U.S defined benefit pension plan in the remainder of 2017.

10.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $4.7 million were made during the three months ended March 31, 2017.
In April 2017, our board of directors authorized a dividend of $0.22 per share, payable on June 15, 2017 to all shareholders of record as of June 1, 2017.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2017, we repurchased 0.1 million shares for $4.0 million. Cash payments for repurchases that settled during the same period were $3.6 million.
Subsequent to March 31, 2017, we repurchased additional shares for $2.5 million through May 1, 2017. The remaining amount of authorized purchases in the program at May 1, 2017 was $7.9 million.

11.	Business Segment Information

We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems.
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
Segment operating results and other financial data for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(in millions)
Sales
Sealing Products	$179.3	$172.2
Engineered Products	75.1	73.7
Power Systems	42.4	50.0
	296.8	295.9
Intersegment sales	(1.0)	(1.0)
Net sales	$295.8	$294.9
Segment Profit
Sealing Products	$20.3	$14.7
Engineered Products	9.5	2.1
Power Systems	6.2	1.2
Total segment profit	36.0	18.0
Corporate expenses	(7.5)	(9.0)
Asbestos settlement	—	(80.0)
Interest expense, net	(14.8)	(13.1)
Other expense, net	(4.3)	(3.0)
Income (loss) before income taxes	$9.4	$(87.1)
Segment assets are as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Sealing Products	$648.7	$636.4
Engineered Products	221.3	210.0
Power Systems	173.3	164.8
Corporate	486.3	535.2
	$1,529.6	$1,546.4

12.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2017	December 31, 2016
	(in millions)
Assets
Time deposits	$28.3	$26.0
Deferred compensation assets	7.1	7.0
	$35.4	$33.0
Liabilities
Deferred compensation liabilities	$8.4	$8.3
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$469.0	$487.4	$425.0	$439.1
Notes payable to GST	$309.3	$317.2	$295.9	$302.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

13.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	3.6	—	3.6
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Net current-period other comprehensive income	3.6	1.1	4.7
Ending balance	$(17.6)	$(48.6)	$(66.2)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive income before reclassifications	5.9	—	5.9
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.9	1.0	6.9
Ending balance	$1.0	$(48.2)	$(47.2)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2017	2016
Amortization of pension and other postretirement plans:
Actuarial losses	$1.8	$1.7	(1)
Tax benefit	(0.7)	(0.7)	Income tax expense
Net of tax	$1.1	$1.0

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9, “Pensions and Postretirement Benefits” for additional details).

14.	Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. This comprehensive consensual settlement and details of the plans of reorganization filed in the GST Chapter 11 Case, including the joint plan of reorganization (the "Joint Plan") filed pursuant to the comprehensive consensual settlement, are described below in Note 15, "Commitments and Contingencies — Asbestos — Proposed Plans of Reorganization." As contemplated by the Joint Plan, on January 30, 2017 (the "OldCo Petition Date"), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from the EnPro results, EnPro Holdings, a subsidiary of EnPro, has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of March 31, 2017 is $60.8 million, and is equivalent to the negative investment in OldCo at the time of its deconsolidation. The negative investment is primarily due to the $110.0 million asbestos liability recorded at OldCo, offset by a related $40.8 million deferred tax asset balance and cash at deconsolidation of $4.8 million. Due to the corporate restructuring of Coltec and the commencement of the OldCo Chapter 11 Case as contemplated by the Joint Plan to effect a comprehensive consensual settlement to resolve current and future asbestos claims, as well as the fact that nearly all of OldCo's liability balance consists of the asbestos reserves discussed further below and in Note 15, "Commitments and Contingencies - Asbestos," this liability is reported as asbestos liability on our Consolidated Balance Sheet.
As the GST Chapter 11 Case and OldCo Chapter 11 Case are being administered jointly by the Bankruptcy Court and the Joint Plan is applicable in both such cases, the financial information below combines the results of operations, cash flows, and financial position of OldCo with GST LLC and Garrison for periods after the OldCo Petition Date.

Financial Results
Condensed combined financial information for GST and OldCo is set forth below, presented on a historical cost basis. Note that because the OldCo Chapter 11 Case had not commenced as of December 31, 2016, OldCo's assets and liabilities are included in the Condensed Combined Balance Sheet as of March 31, 2017 and excluded as of December 31, 2016. Its results and operations and cash flows are not included in the Condensed Combined Statements of Operations and Cash Flows for the three months ended March 31, 2016.
GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net sales	$56.6	$51.1
Cost of sales	36.1	32.5
Gross profit	20.5	18.6
Operating expenses:
Selling, general and administrative	10.8	10.7
Asbestos-related	0.1	49.8
Other	0.1	—
Total operating expenses	11.0	60.5
Operating income (loss)	9.5	(41.9)
Interest income, net	9.0	8.4
Income (loss) before reorganization expenses and income taxes	18.5	(33.5)
Reorganization expenses	(2.1)	(6.1)
Income (loss) before income taxes	16.4	(39.6)
Income tax benefit (expense)	(5.8)	14.2
Net income (loss)	$10.6	$(25.4)
Comprehensive income (loss)	$15.4	$(22.3)

GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2017 and 2016
(in millions)

	2017	2016
Net cash provided by operating activities	$6.7	$10.5
Investing activities
Purchases of property, plant and equipment	(0.8)	(2.0)
Net payments on loans to affiliates	(2.9)	(2.9)
Opening cash from OldCo	4.8	—
Other	—	(0.1)
Net cash provided by (used in) investing activities	1.1	(5.0)
Effect of exchange rate changes on cash and cash equivalents	1.0	1.4
Net increase in cash and cash equivalents	8.8	6.9
Cash and cash equivalents at beginning of period	59.5	71.9
Cash and cash equivalents at end of period	$68.3	$78.8

GST and OldCo
(Debtors-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	March 31, 2017	December 31, 2016
Assets:
Notes receivable from affiliate - current	$309.3	$12.7
Other current assets	428.2	425.9
Asbestos insurance receivable	49.0	49.0
Deferred income taxes	136.0	126.0
Notes receivable from affiliate	—	283.2
Other assets	66.4	67.0
Total assets	$988.9	$963.8
Liabilities and Shareholder’s Equity:
Current liabilities	$29.3	$40.3
Other liabilities	97.4	126.0
Liabilities subject to compromise (A)	498.4	388.6
Total liabilities	625.1	554.9
Shareholder’s equity	363.8	408.9
Total liabilities and shareholder’s equity	$988.9	$963.8

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387 million as of March 31, 2017 for asbestos related claims. The accrual includes (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) an estimate of $17 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. Pursuant to the same settlement agreement, OldCo has accrued $110 million to be contributed to the trust. See Note 15, “Commitments and Contingencies — Asbestos — Liability Estimate."

15.	Commitments and Contingencies
General
A detailed description of environmental, asbestos and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at 14 of the 15 sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience of the Company and engaged specialists in the remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed at least once a quarter at the end of each quarter and adjusted to reflect additional technical data and additional legal information available. As of March 31, 2017 and December 31, 2016, we had accrued liabilities of $25.3 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec described below in "— Asbestos — Proposed Plans of Reorganization." The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River

Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to a Crucible environmental contingency referred to as the Lower Passaic River Study Area (for which we have accrued for a portion of the estimated environmental remediation costs as set forth above), we are unable to estimate a minimum environmental remediation liability or a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. The remaining reserve at March 31, 2017 is $2.1 million. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the eight mines and cannot estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system is anticipated to be constructed and operational by May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site will be set forth in an agreed Order that we and MDEQ expect to enter into during the second quarter. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017, we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at March 31, 2017 is $3.1 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended March 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders and the expected order with MDEQ described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
Colt Firearms and Central Moloney
We may have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that these potential contingent liabilities are not material to our financial condition, results of operation and cash flows. Ongoing obligations with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations are included in other liabilities in our Consolidated Balance Sheets.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
	(in millions)
Balance at beginning of year	$5.0	$4.8
Net charges to expense	0.3	1.3
Settlements made	(0.6)	(1.6)
Balance at end of period	$4.7	$4.5
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. In that report, the experts estimated the impact to BorgWarner arising from problems alleged to be caused by GGB France’s bearings to be within a range of 6.6 million EUR to 7.6 million EUR, while indicating that the lower end of this range was more probable and noting that BorgWarner had not provided to the experts certain evidence needed to substantiate BorgWarner's claims regarding performance problems and associated repair costs. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was also attributable to the insufficient design of the units by BorgWarner. The expert panel provided for an allocation of damages of BorgWarner’s customer, with 35% allocated to BorgWarner and 65% allocated to GGB France and indicated that, though it was for a court to ultimately determine and adequate proof of the damages had not been provided, the aggregate damages to BorgWarner’s customer was in the range of 7.9 million EUR to 10.2 million EUR, with the 7.9 million EUR amount being more likely. Applying a 65% liability allocation to GGB yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner.
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of $0.4 million associated with this matter which was established in the second quarter of 2016.
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
Subsidiary Chapter 11 Filing and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process, which is ongoing. See “— Proposed Plans of Reorganization,” below, for a description of the comprehensive consensual settlement that we announced on March 17, 2016 to resolve current and future asbestos claims and the Joint Plan filed in the GST Chapter 11 Case to implement such settlement, which Joint Plan supersedes all other plans of reorganization previously filed in the GST Chapter 11 Case. As contemplated by the Joint Plan, on the OldCo Petition Date, OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST and OldCo not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
As a result of the initiation of the GST Chapter 11 Case and the OldCo Chapter 11 Case, the resolution of asbestos claims against these companies is subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries have not changed since the GST Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010.
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
The decision validates GST's positions asserted in the GST Chapter 11 Case. Following are several important findings in the opinion:

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
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016 and April 3, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, which claims would be enjoined under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court (and, even after approval, parties with overruled objections could appeal) and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
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
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in the three months ended March 31, 2017 of approximately $0.2 million.
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
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan (the "Joint Plan Effective Date"), (ii) by the contribution made by OldCo at the Joint Plan Effective Date of $30 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the Joint Plan Effective Date. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
As contemplated by the Joint Plan and the Consensual Settlement, on the OldCo Petition Date, OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo was deconsolidated from our financial statements commencing on the OldCo Petition Date. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017 and set, as the deadlines for filing objections to the Joint Plan, December 9, 2016 in the GST Chapter 11 Case and March 24, 2017 in the OldCo Chapter 11 Case, which have now passed.
Although no asbestos claimant or creditor filed any objection to the Joint Plan, objections have been filed by the appointed bankruptcy administrator, by three insurers and by the purchaser of assets of the Quincy Compressor business formerly operated by Coltec. The technical objection filed by the bankruptcy administrator, which is a non-judicial, federal appointee that is involved in cases from a perspective independent of an interested party, concerns the scope of the Joint Plan’s “exculpatory” provisions that would extend limited protection to the debtors in the case, their affiliates, committees appointed in the case, the future claimants’ representative and their respective professional advisors from liability for ancillary claims related to their actions or failure to act in connection with the case. The objections of the three insurers primarily concern the impact of the Joint Plan on insurance policies and related contracts to which they are parties, though one of the insurers also included objections to the disclosure statement used by Coltec to solicit votes in favor of the Joint Plan and that its vote on the Joint Plan was not solicited. The objections filed by the purchaser of the Quincy Compressor business concern clarification of the Joint Plan with respect to its treatment as an “Asbestos Protected Party” under the Joint Plan and classification of its indemnification rights for asbestos claims under the terms of its acquisition agreement. On April 3, 2017, GST and OldCo amended the Joint Plan to address certain objections of the purchaser of the Quincy Compressor business and one of the insurers with respect to the impact of the Joint Plan on its insurance policies. The objections to the Joint Plan filed in both proceedings will be considered by the Bankruptcy Court as part of the confirmation hearings for the Joint Plan scheduled to commence on May 15, 2017.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the Joint Plan Effective Date of consummation of the Joint Plan, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint

Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17.0 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
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
OldCo believes it has rights, either directly or indirectly, against primary and excess general liability insurance policies in the Pre-Garlock Coverage Block to recover some of its contributions to the Trust. Negotiations regarding such rights are ongoing. Of the Pre-Garlock Coverage Block, the bulk of the primary coverage was provided under six policies issued by Insurance Company of North America (“INA”). INA disputes that coverage exists under these policies, claiming that Coltec released such coverage when it settled coverage under separate policies INA issued to GST LLC and Anchor. In addition, $7.2 million of the primary coverage in the Pre-Garlock Coverage Block was issued by American Motorists Insurance Co., which is in insolvency proceedings.
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
Claims Filed in Chapter 11 Cases. Proofs of claim involving approximately 180,000 claims were filed in the GST Chapter 11 Case on or prior to October 6, 2015, the Claims Bar Date in the GST Chapter 11 Case. All other potential claims against GST based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in GST Chapter 11 Case. Approximately 10,000 of the claims filed in the GST's Chapter 11 Case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the GST Petition Date, had been dismissed with prejudice prior to the GST Petition Date or are time-barred under applicable statutes of limitations.
By the December 9, 2016 voting deadline for approval of the Joint Plan by asbestos claimants, approximately 137,000 claimants cast ballots on whether to accept or reject the Joint Plan. Many of these voting asbestos claimants had previously filed proofs of claim against GST in the GST Chapter 11 Case. Approximately 128,000 ballots were cast with respect to GST asbestos claims, and approximately 74,000 ballots were cast with respect to Coltec asbestos claims (these totals sum to more than 137,000 because many claimants cast ballots with respect to both GST and Coltec asbestos claims).
Subsequently, approximately 15,000 additional proofs of claim were filed in the OldCo Chapter 11 Case on or prior to March 24, 2017, the Claims Bar Date in the OldCo Chapter 11 Case. A claimant was excused from having to file a proof of claim against OldCo based on an asbestos-related disease if such claimant (a) submitted a proof of claim with respect to a GST asbestos claim or a ballot with respect to the Second Amended Plan on or before October 6, 2015 or (b) submitted a ballot with respect to the Joint Plan on or before December 9, 2016. Any other potential claims against OldCo based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014 that were not filed by the March 24, 2017 Claims Bar Date, are subject to being forever barred by order of the Bankruptcy Court.
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
Insurance Coverage Available to GST. At March 31, 2017 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.7 million since the GST Petition Date. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of the GST’s Chapter 11 Case and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2017 – $13 million
2018 – $11 million
GST LLC has received $8.7 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $62.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as successor by merger to Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by OldCo (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is $387 million. GST revised its estimate of its ultimate asbestos expenditures to $387 million. As of March 31, 2017, GST has accrued a liability of $387 million. OldCo has accrued a liability of $110 million at March 31, 2017 in connection with its contributions to be made pursuant to the Joint Plan.

16.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of the Senior Notes and in March 2017 we completed the offering of the Additional Notes. The Senior Notes and the Additional Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100% owned direct and indirect domestic subsidiaries, which does not include GST and OldCo and their respective domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Senior Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204.4	$112.1	$(20.7)	$295.8
Cost of sales	—	143.6	71.3	(20.7)	194.2
Gross profit	—	60.8	40.8	—	101.6
Operating expenses:
Selling, general and administrative	7.1	40.0	25.8	—	72.9
Other	0.4	0.3	0.6	—	1.3
Total operating expenses	7.5	40.3	26.4	—	74.2
Operating income (loss)	(7.5)	20.5	14.4	—	27.4
Interest expense, net	(4.8)	(9.7)	(0.3)	—	(14.8)
Other expense	—	(3.2)	—	—	(3.2)
Income (loss) before income taxes	(12.3)	7.6	14.1	—	9.4
Income tax benefit (expense)	4.5	(3.5)	(4.0)	—	(3.0)
Income (loss) before equity in earnings of subsidiaries	(7.8)	4.1	10.1	—	6.4
Equity in earnings of subsidiaries, net of tax	14.2	10.1	—	(24.3)	—
Net income	$6.4	$14.2	$10.1	$(24.3)	$6.4
Comprehensive income	$11.1	$18.9	$13.7	$(32.6)	$11.1

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8.6)	$(13.9)	$2.9	$—	$(19.6)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(8.1)	(3.0)	—	(11.1)
Payments for capitalized internal-use software	—	(0.9)	—	—	(0.9)
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Other	—	—	0.2	—	0.2
Net cash used in investing activities	—	(13.8)	(2.8)	—	(16.6)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(131.2)	132.2	(1.0)	—	—
Proceeds from debt	151.5	99.8	3.5	—	254.8
Repayments of debt	—	(205.1)	(0.5)	—	(205.6)
Repurchase of common stock	(3.6)	—	—	—	(3.6)
Dividends paid	(4.7)	—	—	—	(4.7)
Other	(3.4)	—	—	—	(3.4)
Net cash provided by financing activities	8.6	26.9	2.0	—	37.5
Effect of exchange rate changes on cash and cash equivalents	—	—	0.9	—	0.9
Net increase (decrease) in cash and cash equivalents	—	(0.8)	3.0	—	2.2
Cash and cash equivalents at beginning of period	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of period	$—	$—	$113.7	$—	$113.7

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9.8)	$(25.5)	$6.9	$—	$(28.4)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(5.3)	(0.8)	—	(6.1)
Payments for capitalized internal-use software	—	(1.0)	—	—	(1.0)
Other	—	—	0.2	—	0.2
Net cash used in investing activities	—	(6.3)	(0.6)	—	(6.9)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	26.0	(26.6)	0.6	—	—
Proceeds from debt	—	109.8	3.0	—	112.8
Repayments of debt	—	(52.1)	(0.1)	—	(52.2)
Repurchase of common stock	(8.5)	—	—	—	(8.5)
Dividends paid	(4.6)	—	—	—	(4.6)
Other	(3.1)	—	—	—	(3.1)
Net cash provided by financing activities	9.8	31.1	3.5	—	44.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	8.1	—	7.4
Cash and cash equivalents at beginning of period	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of period	$—	$—	$110.8	$—	$110.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$113.7	$—	$113.7
Accounts receivable, net	0.1	154.5	67.3	—	221.9
Intercompany receivables	—	11.7	6.9	(18.6)	—
Inventories	—	128.4	55.4	—	183.8
Prepaid expenses and other current assets	9.5	7.8	22.7	(4.8)	35.2
Total current assets	9.6	302.4	266.0	(23.4)	554.6
Property, plant and equipment, net	0.1	148.8	66.4	—	215.3
Goodwill	—	175.4	26.4	—	201.8
Other intangible assets, net	—	152.2	20.0	—	172.2
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	96.2	4.3	1.0	(101.5)	—
Investment in subsidiaries	707.7	250.5	—	(958.2)	—
Other assets	16.4	115.5	16.9	—	148.8
Total assets	$830.0	$1,386.0	$396.7	$(1,083.1)	$1,529.6
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$32.1	$—	$32.1
Notes payable to GST	—	309.3	—	—	309.3
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	1.1	57.0	40.9	—	99.0
Intercompany payables	—	6.9	11.7	(18.6)	—
Accrued expenses	9.8	123.2	35.2	(4.8)	163.4
Total current liabilities	10.9	496.6	119.9	(23.4)	604.0
Long-term debt	443.5	25.3	—	—	468.8
Intercompany payables	—	94.3	7.2	(101.5)	—
Other liabilities	13.3	62.1	19.1	—	94.5
Total liabilities	467.7	678.3	146.2	(124.9)	1,167.3
Shareholders’ equity	362.3	707.7	250.5	(958.2)	362.3
Total liabilities and equity	$830.0	$1,386.0	$396.7	$(1,083.1)	$1,529.6

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8	$110.7	$—	$111.5
Accounts receivable, net	0.2	151.2	56.7	—	208.1
Intercompany receivables	—	10.2	4.7	(14.9)	—
Inventories	—	125.9	49.5	—	175.4
Prepaid expenses and other current assets	21.3	8.9	17.4	(17.7)	29.9
Total current assets	21.5	297.0	239.0	(32.6)	524.9
Property, plant and equipment, net	0.1	148.5	66.8	—	215.4
Goodwill	—	175.5	26.0	—	201.5
Other intangible assets, net	—	156.5	20.4	—	176.9
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	—	43.6	1.5	(45.1)	—
Investment in subsidiaries	681.1	236.4	—	(917.5)	—
Other assets	16.4	156.2	18.2	—	190.8
Total assets	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$26.2	$—	$26.2
Notes payable to GST	—	12.7	—	—	12.7
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	61.9	38.7	—	102.9
Intercompany payables	—	4.7	10.2	(14.9)	—
Accrued expenses	15.3	130.1	33.3	(17.7)	161.0
Total current liabilities	17.6	209.6	108.4	(32.6)	303.0
Long-term debt	294.1	130.7	—	—	424.8
Notes payable to GST	—	283.2	—	—	283.2
Intercompany payables	35.0	1.4	8.7	(45.1)	—
Other liabilities	13.9	144.6	18.4	—	176.9
Total liabilities	360.6	769.5	135.5	(77.7)	1,187.9
Shareholders’ equity	358.5	681.1	236.4	(917.5)	358.5
Total liabilities and equity	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, which include:

•	the value of pending claims and the number and value of future asbestos claims against our subsidiaries;

•
risks inherent and potential adverse developments that may occur in the Chapter 11 reorganization proceedings involving Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison,” and, together with GST LLC and Anchor, "GST"), and OldCo, LLC ("OldCo");

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.

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
The historical business operations of certain of our subsidiaries, principally GST LLC and Anchor, have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Information about asbestos litigation is contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Asbestos” subsection of the “Contingencies” section and in Note 15 to our Consolidated Financial Statements.
On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC is one of the businesses in our broader Garlock group and, prior to the Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five primary manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.
The filings were the initial step in a claims resolution process, which is ongoing. The goal of the process is an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization that will establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. This comprehensive consensual settlement and details of the plans of reorganization filed in the GST Chapter 11 Case, including the joint plan of reorganization (the “Joint Plan”) filed pursuant to the comprehensive consensual settlement, are described below and in "- Contingencies - Subsidiary Bankruptcies.” As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), our subsidiary, OldCo, as the successor by merger to our Coltec Industries Inc subsidiary (“Coltec”), filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date.
At deconsolidation, our investment in GST was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of March 31, 2017 and December 31, 2016 was subject to periodic reviews for impairment. Although our investment in OldCo was negative at the time that it was deconsolidated from EnPro, a subsidiary of EnPro has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of March 31, 2017 is $60.8 million. Due to the corporate restructuring of Coltec and the commencement of the OldCo Chapter 11 Case as contemplated by the Joint Plan to effect a comprehensive consensual settlement to resolve current and future asbestos claims, as well as the fact that nearly all of OldCo's liability balance consists of the asbestos reserves, this liability is reported as asbestos liability on our Consolidated Balance Sheet.
When these deconsolidated subsidiaries emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at such time, including the terms of the applicable plan of reorganization. See Note 14 to our Consolidated Financial Statements in this Form 10-Q for condensed combined financial information of GST and OldCo and their respective subsidiaries for periods after their respective deconsolidation.
As noted above, on March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. The settlement was reached with both the court-appointed representative of future asbestos claimants (the "GST Future Claimants' Representative") in the GST Chapter 11 Case and the official committee representing current asbestos claimants (the “GST Current Asbestos Claimants’ Committee”) in the GST Chapter 11 Case, as well as with ad hoc representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and OldCo, as the successor by merger to Coltec) in proposing the Joint Plan and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. Although no current EnPro subsidiary other than GST LLC and Anchor has ever made indemnity payments to asbestos claimants, thousands of claims have been made in the past against Coltec and its former businesses based principally on alleged exposure to asbestos-containing gaskets and other components in equipment sold by those businesses. Coltec and its insurers have spent several million dollars defending those claims. At the GST Petition Date, thousands of claims alleging exposure to asbestos contained in products sold by Coltec and its former businesses were pending, but have been stayed by the Bankruptcy Court during the pendency of the GST Chapter 11 Case.
The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016 and April 3, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, which claims would be enjoined under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court (and, even after approval, parties with overruled objections could appeal) and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring (as described below) and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues in the three months ended March 31, 2017 of approximately $0.2 million.
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan (the “Joint Plan Effective Date”), (ii) by the contribution made by OldCo at the Joint Plan Effective Date of $30 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the Joint Plan Effective Date. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.

The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017, at which time objections to the Joint Plan filed in the GST Chapter 11 Case and OldCo Chapter 11 Case will be considered by the Bankruptcy Court. The confirmation and consummation of the Joint Plan, and accordingly the final resolution of asbestos claims against GST and OldCo in accordance with the Joint Plan, are subject to a number of risks and uncertainties, which are described in “— Contingencies — Subsidiary Bankruptcies” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Outlook

In the first quarter of 2017, we experienced modestly strengthening conditions in many of the markets that we serve. Across all of our segments, we maintained and benefited from our focus on disciplined cost management. We are seeing positive results from our efforts over the past several years to strengthen our core businesses and create new growth opportunities, while entering the final stages of resolving the asbestos litigation.

We are encouraged by the positive performance to start the year, which was driven by improved volumes in Sealing Products and Engineered Products and a significant year-over-year reduction in SG&A costs. SG&A costs in the first quarter of 2016 were the highest of the year, with costs moderating considerably in the second through fourth quarters. We do not expect significant benefits from year-over-year SG&A cost comparisons for the rest of 2017, and therefore expect market growth, product mix, and cost discipline to be the key driver of our performance during the balance of the year.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. We continued to execute on this strategy in the first quarter through disciplined cost management, R&D investments in Power Systems and Sealing Products, a $4.0 million repurchase of shares and a $0.22 per share dividend.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Based on the expected mix of domestic losses and foreign earnings, we anticipate our annual effective tax rate for 2017 will be skewed higher, between 35% and 40%.

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

We estimate annual pension expense for the full year of 2017 will be approximately $5 million, which would be approximately $1 million less than in 2016. For the three months ended March 31, 2017, we contributed $0.9 million to our U.S. defined benefit pension plan. Based upon available information, which is subject to change, we expect to contribute a total of $3.6 million to our U.S. defined benefit pension plan in the full year 2017, inclusive of contributions to date.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Our actions to permanently resolve asbestos claims are discussed in greater detail below in “- Contingencies - Subsidiary Bankruptcies” and our estimate of the range of contingent liabilities associated with such claims and accruals in connection with changes in that estimate are discussed below in “— Contingencies — Asbestos — Liability Estimate.” Subject to the risks and uncertainties described in “— Contingencies — Subsidiary Bankruptcies,” we anticipate that, assuming timely receipt of necessary court approvals and absent any appeals, the consummation of the Joint Plan would occur during the third quarter of the current fiscal year. Upon consummation of the Joint Plan, GST and OldCo would be reconsolidated with our results for financial reporting purposes.
Results of Operations

	Three Months Ended March 31,
	2017	2016
	(in millions)
Sales
Sealing Products	$179.3	$172.2
Engineered Products	75.1	73.7
Power Systems	42.4	50.0
	296.8	295.9
Intersegment sales	(1.0)	(1.0)
Net sales	$295.8	$294.9
Segment Profit
Sealing Products	$20.3	$14.7
Engineered Products	9.5	2.1
Power Systems	6.2	1.2
Total segment profit	36.0	18.0
Corporate expenses	(7.5)	(9.0)
Asbestos settlement	—	(80.0)
Interest expense, net	(14.8)	(13.1)
Other expense, net	(4.3)	(3.0)
Income (loss) before income taxes	$9.4	$(87.1)
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
Other expense, net in the table above contains all items included in other (operating) expense and expense (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 with the exception of $0.8 million, and $4.3 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the three months ended March 31, 2017 and 2016 also includes $0.6 million and $1.3 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Sales of $295.8 million in the first three months of 2017 increased 0.3% from $294.9 million in the first three months of 2016. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.1%	(1.1)%	0.3%	0.3%
Sealing Products	1.9%	(0.9)%	3.1%	4.1%
Engineered Products	(0.2)%	(2.3)%	4.4%	1.9%
Power Systems	—%	—%	(15.2)%	(15.2)%
Following are the key effects of acquisitions and divestiture on sales for the first three months of 2017 compared to the same period in 2016:

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment;

•	Divestiture of our Franken Plastik business unit previously included in the Sealing Products segment at the end of 2016; and

•	Divestiture of our CPI Thailand business unit previously included in the Engineered Products segment in the second quarter of 2016.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first three months of 2017 decreased $1.5 million as compared to the same period in 2016. The decrease was driven primarily by lower professional fees and administrative costs as well as lower expenses for salaries and benefits due to headcount reductions initiated in 2016 after the first quarter.
Interest expense, net in the first three months of 2017 increased by $1.7 million as compared to the same period of 2016, primarily due to higher average outstanding indebtedness.
Other expense, net in the first three months of 2017 increased by $1.3 million as compared to the same period of 2016, due mainly to an increase in environmental remediation costs accrued in the first three months of 2017 versus 2016 ($1.7 million).

We recorded income tax expense of $3.0 million on pre-tax income of $9.4 million in the three months ended March 31, 2017, resulting in an effective tax rate of 31.8%. This rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions.

During the first three months of 2016, our effective tax rate was 46.3% as we recorded an income tax benefit of $40.3 million on pre-tax loss of $87.1 million. In the first quarter of 2016, significant pre-tax losses were benefited in the U.S. at a higher effective tax rate. Pre-tax profits outside the U.S. in 2016 resulted in proportionally lower tax expense, thus the overall rate was skewed. Additionally, because the year-to-date ordinary loss exceeded the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year. Without this limitation, we would have recorded income tax benefit of $51.4 million, resulting in an effective tax rate for the quarter of 59.0%.

Net income was $6.4 million, or $0.30 per share, in the first three months of 2017 compared to net loss of $46.8 million, or $2.15 per share, in the same period of 2016.
Following is a discussion of operating results for each segment during the first three months of 2017:
Sealing Products. Sales of $179.3 million in the first three months of 2017 reflect a 4.1% increase compared to the $172.2 million reported in the same period of 2016. Excluding the benefit of acquisitions net of the divestiture of Franken Plastik ($3.2 million), and unfavorable foreign exchange translation ($1.5 million), sales were up 3.1% or $5.4 million due to volume increases associated with strength in the semiconductor, food and pharmaceutical, and aerospace markets along with improvement in the oil and gas market. This strength was offset partially by modest weakness in heavy-duty trucking. Industrial gas turbines, general industrial, and nuclear demand were relatively flat.
Segment profit of $20.3 million in the first three months of 2017 increased 38.1% from $14.7 million reported in the same period of 2016. Operating margins for the segment increased from 8.5% in the first three months of 2016 to 11.3% in the first three months of 2017. Excluding the favorable impact of acquisitions and acquisition-related costs net of the Franken Plastik divestiture ($0.4 million), and a year over year decrease in restructuring costs ($1.1 million) due to downsizing the Garlock division's presence in the U.K. in 2016, segment profit was up $3.6 million or 21.5%. The increase was due to decreases in general and administrative costs partially attributable to cost-savings initiatives in 2016 ($3.5 million) as well as the aforementioned sales increase, partially offset by manufacturing cost increases over the prior year.
Engineered Products. Sales in the first three months of 2017 increased 1.9% to $75.1 million from $73.7 million reported in the same period of 2016. Excluding the impact of unfavorable foreign exchange translation ($1.7 million) and of the divestiture of our CPI Thailand operations ($0.1 million), sales were up 4.4% or $3.2 million primarily due to strength in the European automotive market, North American oil and gas market, and general demand in Asia. Sales to the general industrial market were relatively flat in the first quarter of 2017 compared to the prior year
Segment profit in the first three months of 2017 was $9.5 million compared to $2.1 million in the same period of 2016, an increase of $7.4 million, or 352.4%. Operating margins for the segment were 12.6%, which was up from the 2.8% reported in the first three months of 2016. Excluding decreased restructuring costs ($2.4 million) due to the costs incurred in 2016 for locations exited and consolidated in that year at CPI, unfavorable current year foreign exchange translation ($0.5 million), and the effect of our divestiture of CPI Thailand ($0.2 million negative impact to 2016) segment profit increased $5.3 million, or 103.0%. The increase was due to the higher sales volume ($2.4 million), cost improvements primarily from improved manufacturing efficiencies ($1.6 million), and positive impacts from the cost-reduction efforts in 2016.
Power Systems. Sales of $42.4 million in the first three months of 2017 decreased $7.6 million, or 15.2%, from $50.0 million in the same period of 2016. The decrease includes lower sales in engines ($5.8 million) due mainly to timing of shipments, and lower aftermarket parts sales than in the prior year period ($3.8 million). Decreased volume in parts sales was partially offset by pricing increases. Service revenues increased by $2.0 million for first three months of 2017 compared to the first three months of 2016 due to increased volume and a price increase on field services.
The segment reported a profit of $6.2 million in the first three months of 2017 compared to $1.2 million in the first three months of 2016, an increase of 416.7%. Operating margins for the segment were 14.6% in the first three months of 2017. The year-over-year increase in segment profit is mainly due to decreased operating costs primarily attributable to prior year cost-savings initiatives ($1.5 million), the aforementioned parts and services price increases ($1.6 million), lower warranty costs ($1.0 million), and to the impact to 2016 associated with the AVL legal matter ($3.0 million, inclusive of the $2.7 million settlement). Additionally, in the three months ended March 31, 2017, a $0.5 million reduction in the loss reserve on the EDF contract including foreign exchange effects was recognized compared to no adjustment to the total contract loss in the corresponding prior year period. These factors were offset mainly by the impact of the lower sales volume ($2.2 million). The assessment of total EDF contract loss for the first three months of 2016 included a positive foreign exchange effect of $3.3 million due to the weakening of the U.S. Dollar versus the Euro. The assessment for the first three months of 2017 included a positive foreign exchange effect of $1.6 million.
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

As of March 31, 2017, we held all of our $113.7 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities used $19.6 million of cash in the first three months of 2017 compared to using $28.4 million in the same period last year. The decrease was due mainly to the contributions from higher segment profit and lower corporate expense in 2017 as discussed in the previous section, offset partially by higher segment working capital requirements than in the prior year period.
Investing activities used $16.6 million and $6.9 million of cash during the first three months of 2017 and 2016, respectively. The increase was mainly due to increased capital expenditures in the first three months of 2017 compared to the prior year period ($5.0 million) as well as to the deconsolidation of OldCo at the OldCo Petition Date ($4.8 million).
Financing activities provided $37.5 million in cash in the first three months of 2017, primarily from $149.6 million in net proceeds from the offering of the Additional Notes, offset by net repayments on our revolving credit facility ($105.2 million), and by cash paid to repurchase shares ($3.6 million) and for dividends ($4.7 million). Financing activities in the first three months of 2016 provided cash of $44.4 million, primarily from $60.6 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares ($8.5 million) and for dividends ($4.6 million).
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Revolving Credit Facility expires in August 2019.
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At March 31, 2017, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
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
The Credit Facility Amendment contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:

•	grant liens on our assets;

•	incur additional indebtedness (including guarantees and other contingent obligations);

•	make certain investments (including loans and advances);

•	merge or make other fundamental changes;

•	sell or otherwise dispose of property or assets;

•	pay dividends and other distributions and prepay certain indebtedness;

•	make changes in the nature of our business;

•	enter into transactions with our affiliates;

•	enter into burdensome contracts;

•	make certain capital expenditures; and

•	modify or terminate documents related to certain indebtedness.

We were in compliance with all covenants of the Credit Facility Amendment as of March 31, 2017.

The borrowing availability at March 31, 2017, under the Revolving Credit Facility was $263.1 million, representing the full $300 million amount of the Revolving Credit Facility less $12.2 million reserved for outstanding letters of credit and $24.7 million of outstanding borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in " — Contingencies — Subsidiary Bankruptcies." Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary, EnPro Holdings, Inc., in addition to EnPro. Each of our domestic consolidated subsidiaries (other than GST, OldCo and their respective subsidiaries, until they become consolidated subsidiaries in the future) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries (which does not include the domestic entities of GST and OldCo) has provided such a guarantee.
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
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the notes inclusive of an original issue premium of $1.5 million. The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.

The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as for the Senior Notes. The debt premium is being amortized through interest expense until the maturity date resulting in an effective interest rate of 5.660%.

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility in order to increase availability to fund future capital requirements, including those funding requirements associated with the Joint Plan, which are described in "— Contingencies — Subsidiary Bankruptcies."
Related Party Notes
Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. In connection with the Coltec Restructuring (described in “— Contingencies — Subsidiaries Bankruptcies"), the obligations of OldCo, as the successor by merger to Coltec, under the Notes Payable to GST were assumed by EnPro Holdings, and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.

The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2017 and 2016, $19.3 million and $18.4 million, respectively, was paid in cash and PIK interest of $13.4 million and $12.7 million, respectively, was added to the principal balance of the Notes Payable to GST. If GST LLC is unable to pay ordinary course operating expenses, under certain conditions, they can require EnPro Holdings and Stemco to pay in cash the accrued PIK interest necessary to meet such ordinary course operating expenses, subject to certain caps. The interest due under the Notes Payable to GST may be satisfied through offsets of amounts due under intercompany services agreements pursuant to which we provide certain corporate services, make available access to group insurance coverage to GST, make advances to third party providers related to payroll and certain benefit plans sponsored by GST, and permit employees of GST to participate in certain of our benefit plans.
The Coltec Note is secured by EnPro Holdings' pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under the Revolving Credit Facility under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under the Revolving Credit Facility.

As a result of the balance in the notes, $309.3 million, being classified as current liabilities in the Consolidated Balance Sheet, our current liabilities exceed our current assets as of March 31, 2017. However, the most likely resolution of these notes is the anticipated consummation of the Joint Plan, as discussed below, which will involve no cash payment from us to GST for the resolution prior to GST's reconsolidation into EnPro. Management believes that the liquidities as of March 31, 2017 are sufficient to meet its future requirements.

Share Repurchase Program. In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2017, we repurchased 0.1 million shares for $4.0 million. Through March 31, 2017, we have purchased $39.6 million of the $50.0 million authorized, including purchases in 2015 and 2016.
Subsequent to March 31, 2017, we repurchased additional shares for $2.5 million through May 1, 2017. The remaining amount of authorized purchases in the program at May 1, 2017 was $7.9 million.
Anticipated Consummation of the Joint Plan. Subject to the risks and uncertainties discussed in the “Contingencies - Subsidiary Bankruptcies” section of this analysis, we anticipate that, assuming receipt of necessary court approvals and absent any appeals, the consummation of the Joint Plan would take place in the third quarter of 2017. As discussed further in that section, upon the effective date of the consummation of the plan, GST and OldCo will be required to fund $370.0 million and $30.0 million, respectively, in cash to the Trust. Additionally, GST could be required to pay approximately $17 million to the Provincial Boards under the Canadian Settlement, should the Provincial Boards elect to accelerate the payment.

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
Garrison’s principal business historically has been to manage the defense of all asbestos-related litigation affecting our subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to manage, bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims. Rather, it has assumed GST LLC’s liability for such claims and agreed to indemnify GST LLC from liability with respect to such claims. Anchor was a distributor of products containing asbestos and was acquired by GST LLC in 1987. Anchor has been inactive and insolvent since 1993. As contemplated by the Joint Plan, on OldCo Petition Date, OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. As required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from EnPro, a subsidiary of EnPro has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of March 31, 2017 is $60.8 million. See Note 14 to our Consolidated Financial Statements for condensed combined financial information for GST, OldCo and their respective subsidiaries.
GST and OldCo are included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST and OldCo to allocate group taxes to them based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST and OldCo as if they were separate taxpayers. As a result, we carry an income tax receivable from GST related to this allocation. At March 31, 2017, this amount was $91.9 million. This receivable is expected to be collected after our plan of reorganization is completed. Activity with OldCo under this arrangement for the three months ended March 31, 2017 was immaterial.
We have assessed GST LLC’s, Garrison’s, and OldCo's liquidity position as a result of the bankruptcy filing and believe they can continue to fund their operating activities, and those of their subsidiaries, and meet their capital requirements for the foreseeable future. However, the ability of GST LLC, Garrison, and OldCo to continue as going concerns is dependent upon their ability to resolve their ultimate asbestos liability in the bankruptcy from their net assets, future cash flows, and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there can be no assurance the carrying values of the assets, including the carrying value of the business and the tax receivable, will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the GST LLC, Garrison, and OldCo financial statements and cause a material change in the carrying amount of our investment. For additional information about GST’s and OldCo's bankruptcy proceedings, see Note 15 to our Consolidated Financial Statements and the sections entitled “— Contingencies — Subsidiary Bankruptcies,” and “Contingencies — Asbestos” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2016, for a complete list of our critical accounting policies and estimates.
Contingencies
General
A detailed description of environmental, asbestos and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at 14 of the 15 sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec described below in "— Subsidiary Bankruptcies." The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the

Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and agreed to begin discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to a Crucible environmental contingency referred to as the Lower Passaic River Study Area (for which we have accrued for a portion of the estimated environmental remediation costs as set forth above), we are unable to estimate a minimum environmental remediation liability or a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
As of March 31, 2017 and December 31, 2016, we had accrued liabilities of $25.3 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 15 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. The remaining reserve at March 31, 2017 is $2.1 million. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the eight mines and cannot estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system is anticipated to be constructed and operational by May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site will be set forth in an agreed Order that we and MDEQ expect to enter into during the second quarter. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017 we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at March 31, 2017 is $3.1 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended March 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders and the expected order with MDEQ described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
Colt Firearms and Central Moloney
We may have contingent liabilities related to divested businesses for which certain of our subsidiaries retained liability or are obligated under indemnity agreements. These contingent liabilities include, but are not limited to, potential product liability and associated claims related to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of Coltec, and for electrical transformers manufactured prior to May 1994 by Central Moloney, another former Coltec operation. We believe that these potential contingent liabilities are not material to our financial condition, results of operation and cash flows. Ongoing obligations with regard to workers’ compensation, retiree medical and other retiree benefit matters that relate to Coltec’s periods of ownership of these operations are included in other liabilities in our Consolidated Balance Sheets.
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

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. In that report, the experts estimated the impact to BorgWarner arising from problems alleged to be caused by

GGB France’s bearings to be within a range of 6.6 million EUR to 7.6 million EUR, while indicating that the lower end of this range was more probable and noting that BorgWarner had not provided to the experts certain evidence needed to substantiate BorgWarner's claims regarding performance problems and associated repair costs. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was also attributable to the insufficient design of the units by BorgWarner. The expert panel provided for an allocation of damages of BorgWarner’s customer, with 35% allocated to BorgWarner and 65% allocated to GGB France and indicated that, though it was for a court to ultimately determine and adequate proof of the damages had not been provided, the aggregate damages to BorgWarner’s customer was in the range of 7.9 million EUR to 10.2 million EUR, with the 7.9 million EUR amount being more likely. Applying a 65% liability allocation to GGB yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner.
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of $0.4 million associated with this matter which was established in the second quarter of 2016.
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
The decision validates GST's positions asserted in the GST Chapter 11 Case. Following are several important findings in the opinion:
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
On January 14, 2015, we announced that GST and we had reached agreement with the GST Future Claimants’ Representative in the GST Chapter 11 Case that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior plans filed by GST. The GST Future Claimants’ Representative agreed to support, recommend and vote in favor of the second amended plan.
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
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and technical amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016 and April 3, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
If approved and consummated, the Joint Plan would permanently resolve current and future asbestos claims against GST and OldCo, as the successor by merger to Coltec, and would protect all of EnPro and its subsidiaries from those claims, which claims would be enjoined under Section 524(g) of the U.S. Bankruptcy Code. Before the Joint Plan may be consummated, it is required to be approved by the Bankruptcy Court and the District Court (and, even after approval, parties with overruled objections could appeal) and by a vote of GST asbestos claimants and Coltec asbestos claimants by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that are actually voted.
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
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo and had revenues of approximately $0.4 million in 2016 and approximately $0.2 million in the three months ended March 31, 2017.
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
The Joint Plan contemplates the establishment of a trust (the “Trust”) to be fully funded within a year of consummation of the Joint Plan. The Trust is to be funded (i) with aggregate cash contributions by GST LLC and Garrison of $370 million made at the effective date of the Joint Plan (the "Joint Plan Effective Date"), (ii) by the contribution made by OldCo at the Joint Plan Effective Date of $30 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligation under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash no later than one year after the Joint Plan Effective Date. This deferred contribution is to be guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, the Trust would assume responsibility for all present and future asbestos claims arising from the operations or products of GST or Coltec/OldCo. Under the Joint Plan, all non-asbestos creditors would be paid in full and EnPro, through its subsidiaries, would retain ownership of OldCo, GST LLC and Garrison.
As contemplated by the Joint Plan and the Consensual Settlement, on January 30, 2017 (the “OldCo Petition Date”), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). As a result of that filing, OldCo will be deconsolidated from our financial statements commencing on the OldCo Petition Date. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Bankruptcy Court has scheduled the confirmation hearing on the Joint Plan to commence on May 15, 2017 and set, as the deadlines for filing objections to the Joint Plan, December 9, 2016 in the GST Chapter 11 Case and March 24, 2017 in the OldCo Chapter 11 Case, which have now passed.
Although no asbestos claimant or creditor filed any objection to the Joint Plan, objections have been filed by the appointed bankruptcy administrator, by three insurers and by the purchaser of assets of the Quincy Compressor business formerly operated by Coltec. The technical objection filed by the bankruptcy administrator, which is a non-judicial, federal appointee that is involved in cases from a perspective independent of an interested party, concerns the scope of the Joint Plan’s “exculpatory” provisions that would extend limited protection to the debtors in the case, their affiliates, committees appointed in the case, the future claimants’ representative and their respective professional advisors from liability for ancillary claims related to their actions or failure to act in connection with the case. The objections of the three insurers primarily concern the impact of the Joint Plan on insurance policies and related contracts to which they are parties, though one of the insurers also included objections to the disclosure statement used by Coltec to solicit votes in favor of the Joint Plan and that its vote on the Joint Plan was not solicited. The objections filed by the purchaser of the Quincy Compressor business concern clarification of the Joint Plan with respect to its treatment as an “Asbestos Protected Party” under the Joint Plan and classification of its indemnification rights for asbestos claims under the terms of its acquisition agreement. On April 3, 2017, GST and OldCo amended the Joint Plan to address certain objections of the purchaser of the Quincy Compressor business and one of the insurers with respect to the impact of the Joint Plan on its insurance policies. The objections to the Joint Plan filed in both proceedings will be considered by the Bankruptcy Court as part of the confirmation hearings for the Joint Plan scheduled to commence on May 15, 2017.
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd. for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards will have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of approximately $17.0 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of

EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement.
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
OldCo believes it has rights, either directly or indirectly, against primary and excess general liability insurance policies in the Pre-Garlock Coverage Block to recover some of its contributions to the Trust. Negotiations regarding such rights are ongoing. Of the Pre-Garlock Coverage Block, the bulk of the primary coverage was provided under six policies issued by Insurance Company of North America (“INA”). INA disputes that coverage exists under these policies, claiming that Coltec released such coverage when it settled coverage under separate policies INA issued to GST LLC and Anchor. In addition, $7.2 million of the primary coverage in the Pre-Garlock Coverage Block was issued by American Motorists Insurance Co., which is in insolvency proceedings.
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

•
risks and uncertainties about whether any interested parties may appeal any order issued by the Bankruptcy Court or District Court approving the Joint Plan, which, even if favorably resolved, may delay the consummation of the Joint Plan and increase our costs in connection with such proceedings.

From the GST Petition Date through March 31, 2017, GST has recorded Chapter 11 case-related fees and expenses totaling $161.8 million. The total includes $88.6 million for fees and expenses of counsel and experts of GST and OldCo; $59.1 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $14.1 million for the fees and expenses of the Future Claimants' Representative and his counsel and experts. GST and OldCo recorded $2.1 million of those case-related fees and expenses in the three months ended March 31, 2017 compared to $6.1 million in the three months ended March 31, 2016. EnPro has recorded an additional $11.4 million of expenses related to the GST Chapter 11 Case from the GST Petition Date and the OldCo Chapter 11 Case from the OldCo Petition Date, $0.4 million of which was recorded in the three months ended March 31, 2017 compared to $0.2 million million recorded in the three months ended March 31, 2016.
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
Subsidiary Chapter 11 Filings and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filings were the initial step in a claims resolution process, which is ongoing. As contemplated by the Joint Plan, on the OldCo Petition Date, OldCo, as successor by merger to Coltec, filed a Chapter 11 petition with the Bankruptcy Court.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST and OldCo not in the ordinary course of business are subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we do not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. See Note 14, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd. and OldCo, LLC" for condensed combined financial information of these deconsolidated subsidiaries.
As a result of the initiation of the GST Chapter 11 Case and the OldCo Chapter 11 Case, the resolution of asbestos claims against these companies is subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries have not changed since the GST Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. See the section entitled “Subsidiary Bankruptcies” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the asbestos claims resolution process.
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
Claims Filed in Chapter 11 Cases. Proofs of claim involving approximately 180,000 claims were filed in the GST Chapter 11 Case on or prior to October 6, 2015, the Claims Bar Date, in the GST Chapter 11 Case. All other potential claims against GST based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014, are subject to being forever barred by order of the Bankruptcy Court. Many of the more than 90,000 pre-petition claims are likely among the approximately 180,000 claims filed in GST Chapter 11 Case. Approximately 10,000 of the claims filed in the GST's Chapter 11 Case allege mesothelioma, many of the pre-petition mesothelioma claims likely among those claims.
Based on its preliminary analysis, GST believes that a significant number of such claims were resolved and paid by GST prior to the GST Petition Date, had been dismissed with prejudice prior to the GST Petition Date or are time-barred under applicable statutes of limitations.
By the December 9, 2016 voting deadline for approval of the Joint Plan by asbestos claimants, approximately 137,000 claimants cast ballots on whether to accept or reject the Joint Plan. Many of these voting asbestos claimants had previously filed proofs of claim against GST in the GST Chapter 11 Case. Approximately 128,000 ballots were cast with respect to GST asbestos claims, and approximately 74,000 ballots were cast with respect to Coltec asbestos claims (these totals sum to more than 137,000 because many claimants cast ballots with respect to both GST and Coltec asbestos claims).
Subsequently, approximately 15,000 additional proofs of claim were filed in the OldCo Chapter 11 Case on or prior to March 24, 2017, the Claims Bar Date in the OldCo Chapter 11 Case. A claimant was excused from having to file a proof of claim against OldCo based on an asbestos-related disease if such claimant (a) submitted a proof of claim with respect to a GST asbestos claim or a ballot with respect to the Second Amended Plan on or before October 6, 2015 or (b) submitted a ballot with respect to the Joint Plan on or before December 9, 2016. Any other potential claims against OldCo based on asbestos-related diseases diagnosed on or before August 1, 2014 for which lawsuits against any defendant or claims against any trusts were filed on or before August 1, 2014 that were not filed by the March 24, 2017 Claims Bar Date, are subject to being forever barred by order of the Bankruptcy Court.
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
Insurance Coverage Available to GST. At March 31, 2017 we had $62.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $134.7 million since the GST Petition Date. We consider the $62.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $62.0 million, $25.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $28.2 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $62.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $38.0 million will become collectible at the conclusion of the GST’s Chapter 11 Case and, assuming the insurers pay according to the agreements and policies, that the following amounts should be collected in the years set out below regardless of when the case concludes:
2017 – $13 million
2018 – $11 million
GST LLC has received $8.7 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $62.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as successor by merger to Coltec, $370 million of which will be funded by GST LLC and Garrison and $110 million of which will be funded by OldCo (an aggregate of $50 million of value upon the effective date of consummation of the Joint Plan and $60 million one year after the effective date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result, GST believes the low end of the range of values that will be necessary for it to resolve all present and future asbestos claims is $387 million. Accordingly, as of March 31, 2017, GST has accrued a liability of $387 million. OldCo has accrued a liability of $110 million at March 31, 2017 in connection with its contributions to be made pursuant to the Joint Plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2016, and the following section.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.5 million and $2.8 million at March 31, 2017 and December 31, 2016, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of environmental, asbestos and other legal matters is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. A description of the bankruptcy proceeding filed by certain of our subsidiaries, and an update on and discussion of the implications of that proceeding and related activities are included in Note 7, Note 14, and Note 15 to the Consolidated Financial Statements in this report, which are incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2017	—		—		—		—
February 1 - February 28, 2017	12,300	(1)	$65.31	(1)	12,300	(1)	$13,540,179	(1)
March 1 – March 31, 2017	49,134	(1)(2)	$65.15	(1)(2)	48,500	(1)	$10,384,022	(1)
Total	61,434	(1)(2)	$65.18	(1)(2)	60,800	(1)	$10,384,022	(1)

(1)
On October 28, 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 12,300 shares at an average purchase price of $65.31 per share during February 2017 and 48,500 shares at an average purchase price of $65.08 per share during March 2017 (with $10,384,022 remaining authority at quarter end).

(2)
In March 2017, a total of 634 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. 89 of these shares were valued at a price of $66.99, the closing trading price of our common stock on March 15, 2017, and 545 of these shares were valued at a price of $71.16 per share, the closing trading price of our common stock on March 31, 2017. Accordingly, the total 634 shares were valued at a weighted average price of $70.57. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of May, 2017.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Chief Administrative Officer, General Counsel and
Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

4.1
Eighth Supplemental Indenture dated as of March 24, 2017 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2017 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Registration Rights Agreement dated as of March 24, 2017 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, EnPro Holdings, Inc., Fairbanks Morse, LLC, Garlock Hygienic Technologies, LLC, Garlock Pipeline Technologies, Inc., GGB, Inc., GGB LLC, STEMCO Kaiser Incorporated, Stemco LP, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC, Technetics Group Oxford, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2017 by EnPro Industries, Inc. (File No. 001-31225))

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