Form 10-Q
period 2017-06-30
ENPRO INDUSTRIES, INC
filed 2017-08-01
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017, there were 21,323,312 shares of common stock of the registrant outstanding, which does not include 192,418 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2017 and 2016
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$307.6	$313.2	$603.4	$608.1
Cost of sales	203.1	205.3	397.3	402.6
Gross profit	104.5	107.9	206.1	205.5
Operating expenses:
Selling, general and administrative	74.1	75.2	147.0	160.8
Asbestos settlement	—	—	—	80.0
Other	3.1	3.6	4.4	8.0
Total operating expenses	77.2	78.8	151.4	248.8
Operating income (loss)	27.3	29.1	54.7	(43.3)
Interest expense	(16.1)	(14.1)	(31.0)	(27.4)
Interest income	—	0.2	0.1	0.4
Other expense	—	(2.5)	(3.2)	(4.1)
Income (loss) before income taxes	11.2	12.7	20.6	(74.4)
Income tax benefit (expense)	(2.2)	(9.1)	(5.2)	31.2
Net income (loss)	$9.0	$3.6	$15.4	$(43.2)
Comprehensive income (loss)	$19.7	$(5.3)	$30.8	$(45.2)

Basic earnings (loss) per share	$0.42	$0.17	$0.72	$(1.99)
Diluted earnings (loss) per share	$0.41	$0.17	$0.71	$(1.99)
Cash dividends per share	$0.22	$0.21	$0.44	$0.42

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in millions)

	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$15.4	$(43.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14.8	15.0
Amortization	13.2	13.1
Asbestos settlement	—	80.0
Deferred income taxes	(0.4)	(37.9)
Stock-based compensation	3.5	3.4
Other non-cash adjustments	2.9	2.0
Change in assets and liabilities, net of effects of acquisition and deconsolidation of businesses:
Accounts receivable, net	(20.8)	(16.9)
Inventories	(7.5)	(0.5)
Accounts payable	6.2	(11.7)
Other current assets and liabilities	12.0	(1.7)
Other non-current assets and liabilities	(11.3)	(4.6)
Net cash provided by (used in) operating activities	28.0	(3.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.2)	(17.3)
Payments for capitalized internal-use software	(1.9)	(2.0)
Acquisitions, net of cash acquired	(39.7)	(28.3)
Deconsolidation of OldCo	(4.8)	—
Other	0.3	0.8
Net cash used in investing activities	(61.3)	(46.8)
FINANCING ACTIVITIES
Proceeds from debt	351.6	214.4
Repayments of debt	(279.6)	(110.7)
Repurchase of common stock	(9.8)	(17.7)
Dividends paid	(9.6)	(9.1)
Other	(3.3)	(3.1)
Net cash provided by financing activities	49.3	73.8
Effect of exchange rate changes on cash and cash equivalents	4.6	(8.9)
Net increase in cash and cash equivalents	20.6	15.1
Cash and cash equivalents at beginning of period	111.5	103.4
Cash and cash equivalents at end of period	$132.1	$118.5
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30.4	$29.2
Income taxes, net	$5.5	$15.0
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$3.6	$3.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$132.1	$111.5
Accounts receivable, net	234.3	208.1
Inventories	188.6	175.4
Prepaid expenses and other current assets	34.8	29.9
Total current assets	589.8	524.9
Property, plant and equipment, net	219.0	215.4
Goodwill	213.2	201.5
Other intangible assets, net	189.5	176.9
Investment in GST	236.9	236.9
Deferred income taxes and income tax receivable	115.3	152.6
Other assets	36.4	38.2
Total assets	$1,600.1	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$33.2	$26.2
Notes payable to GST	309.3	12.7
Current maturities of long-term debt	0.2	0.2
Accounts payable	110.0	102.9
Asbestos liability	60.8	30.0
Accrued expenses	130.6	131.0
Total current liabilities	644.1	303.0
Long-term debt	492.4	424.8
Notes payable to GST	—	283.2
Asbestos liability	—	80.0
Other liabilities	90.2	96.9
Total liabilities	1,226.7	1,187.9
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,515,041 shares in 2017 and 21,558,145 shares in 2016	0.2	0.2
Additional paid-in capital	340.4	346.5
Retained earnings	89.6	84.0
Accumulated other comprehensive loss	(55.5)	(70.9)
Common stock held in treasury, at cost – 193,065 shares in 2017 and 194,073 shares in 2016	(1.3)	(1.3)
Total shareholders’ equity	373.4	358.5
Total liabilities and equity	$1,600.1	$1,546.4

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
In the first quarter of 2017, we adopted a standard that was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement beginning in 2017. This adoption is made prospectively. Excess tax benefits/deficiencies recorded in income tax expense for the quarter and six months ended June 30, 2017 were insignificant.
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
Recently Issued Authoritative Accounting Guidance

In March 2017, a standard was issued that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this standard also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and is to be applied retrospectively for the classification of pension costs on the income statement and prospectively for the criteria on capitalization of certain costs. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. For the year ended December 31, 2016, we expect that the application of this guidance would have resulted in an increase in operating income of approximately $1.6 million with a corresponding increase in nonoperating expenses.
In January 2017, a standard was issued to simplify annual and interim goodwill impairment testing for public business entities. Under the standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is not currently expected to have a significant impact on our consolidated financial statements or disclosures.
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
In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, the addition of lease assets and liabilities to our Consolidated Balance Sheets for leases currently accounted for as operating leases will increase both total assets and liabilities. At December 31, 2016, future minimum lease payments under non-cancelable operating leases were $45.5 million. The amount of increase will depend on the magnitude of our population of operating lease commitments at the time of adoption, which could change significantly from our current commitments due to factors including future lease versus buy decisions, acquisitions and dispositions, and the reconsolidation of deconsolidated subsidiaries in 2017.

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
The guidance has the potential to affect certain aspects of our current practice of accounting for engine contracts in our Power Systems segment. We expect that our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. Our current practice of accounting for such contracts as single profit centers under existing guidance could change in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract under the new standard. Identifying multiple performance obligations in a contract currently accounted for as a single profit center could make the rate at which we recognize revenue and margins under that contract faster or slower, depending on the contract. Additionally, we have certain service contracts where revenue is currently recognized using a milestone method. Under the new guidance, revenue on such contracts will likely be recognized more frequently throughout the contract using an input measure.
We plan to adopt the guidance using the modified retrospective transition alternative provided in the standard. Based upon review of our current contract portfolio, we do not expect the transition impact of adopting the new guidance will be material to EnPro. Many of the affected service contracts mentioned above are over relatively short periods of time and not for large amounts of consideration, and we currently only have a single engine contract that we have determined to have multiple performance obligations that are distinct within the context of the contract. However, to the extent we enter new contracts that fit the above criteria in the future, the standard's impact on the timing of our revenue recognition could be more significant.

2.	Acquisitions
In June 2017, we acquired certain assets and assumed certain liabilities of Qualiseal Technology (“Qualiseal”), a privately-held company offering custom-engineered mechanical face and circumferential seals for demanding aerospace and industrial applications with annual revenues of approximately $11 million. Qualiseal is managed as part of our Technetics division within the Sealing Products segment.
The following table presents the purchase price allocation of the Qualiseal acquisition:

(in millions)
Accounts receivable	$1.6
Inventories	3.4
Property, plant and equipment	1.5
Goodwill	10.4
Other intangible assets	23.3
Liabilities assumed	(0.5)
Total purchase price	$39.7
In April 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries with annual revenues of approximately $17 million. Rubber Fab is managed as part of our Garlock division within the Sealing Products segment.

Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

3.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This effective tax rate is generally lower than U.S. statutory tax rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions.

During the second quarter of 2017, our effective tax rate was 19.6% as we recorded income tax expense of $2.2 million on pre-tax income of $11.2 million. The effective tax rate in the current-year quarter decreased because more of our forecasted earnings are taxable in lower tax jurisdictions outside the U.S. During the second quarter of 2016, our effective tax rate was 71.6% as we recorded an income tax expense of $9.1 million on pre-tax income of $12.7 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income, as applied to a year-to-date ordinary loss in the prior-year quarter that exceeds the anticipated ordinary loss for the full year. The combination of mix, overall loss limitations, and small denominators resulted in an unusually high effective quarterly rate.
During the first six months of 2017, our effective tax rate was 25.2% as we recorded income tax expense of $5.2 million on pre-tax income of $20.6 million. During the first six months of 2016, our effective tax rate was 41.9% as we recorded an income tax benefit of $31.2 million on pre-tax loss of $74.4 million. Significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate during this period. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate. Additionally, because the year-to-date ordinary loss exceeded the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss in the prior-year period were the anticipated ordinary loss for the full year.
In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of one of our U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle the Company has experienced before, we cannot predict the final outcome or expected conclusion date of the audit.  Various foreign and state tax returns also are currently under examination and some of these exams may conclude within the next twelve months.  The final outcomes of these audits are not yet determinable; however, management believes assessments that may arise will not have a material effect on our financial condition or results of operations.

4.	Earnings (Loss) Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$9.0	$3.6	$15.4	$(43.2)
Denominator:
Weighted-average shares – basic	21.3	21.7	21.4	21.7
Share-based awards	0.5	0.2	0.4	—
Weighted-average shares – diluted	21.8	21.9	21.8	21.7
Earnings (loss) per share:
Basic	$0.42	$0.17	$0.72	$(1.99)
Diluted	$0.41	$0.17	$0.71	$(1.99)
In the six months ended June 30, 2016, there was a loss attributable to common shares. There were 0.2 million potentially dilutive shares excluded for the six months ended June 30, 2016 since they were antidilutive.

5.	Inventories

	June 30, 2017	December 31, 2016
	(in millions)
Finished products	$108.2	$108.1
Work in process	30.7	23.7
Raw materials and supplies	54.0	49.3
	192.9	181.1
Reserve to reduce certain inventories to LIFO basis	(10.7)	(12.1)
Manufacturing inventories	182.2	169.0
Incurred costs relating to long-term contracts	14.0	13.6
Progress payments related to long-term contracts	(7.6)	(7.2)
Net balance associated with completed-contract inventories	6.4	6.4
Total inventories	$188.6	$175.4
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

6.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$301.0	$260.7
Cumulative billings on uncompleted POC contracts	271.5	231.6
	$29.5	$29.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2017	December 31, 2016
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$35.5	$31.4
Accrued expenses (billings in excess of POC revenue recognized)	(6.0)	(2.3)
	$29.5	$29.1
Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Incurred costs relating to long-term contracts	$0.3	$0.1
Progress payments related to long-term contracts	(0.9)	(1.0)
Net balance associated with completed-contract inventories	$(0.6)	$(0.9)

Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where customer billings exceed costs incurred.
Progress payments related to the long term contract in the table above are either advanced billings or milestone billings to the customer on a contract accounted for under the completed-contract method. Upon shipment of the completed engine, revenue associated with the engine is recognized, and the incurred inventoried costs and progress payments are relieved.
At June 30, 2017 and December 31, 2016, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 5, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At June 30, 2017 and December 31, 2016, deposits and progress payments for long lead time components totaled $1.1 million and $0.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2017, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2016	$185.3	$9.1	$7.1	$201.5
Change due to acquisitions	10.4	—	—	10.4
Change due to foreign currency translation	1.3	—	—	1.3
Goodwill as of June 30, 2017	$197.0	$9.1	$7.1	$213.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of June 30, 2017 and December 31, 2016.
Identifiable intangible assets are as follows:

	As of June 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$229.7	$129.2	$216.2	$122.0
Existing technology	67.1	33.8	63.0	31.0
Trademarks	36.2	20.9	35.4	19.6
Other	24.0	22.2	23.2	22.1
	357.0	206.1	337.8	194.7
Indefinite-Lived:
Trademarks	38.6	—	33.8	—
Total	$395.6	$206.1	$371.6	$194.7
Amortization expense for the quarters ended June 30, 2017 and 2016 was $5.1 million and $5.3 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $10.2 million and $10.5 million, respectively.

8.	Accrued Expenses

	June 30, 2017	December 31, 2016
	(in millions)
Salaries, wages and employee benefits	$44.1	$40.0
Interest	24.9	38.1
Customer advances	11.3	5.3
Income and other taxes	16.7	11.2
Other	33.6	36.4
	$130.6	$131.0

9.	Related Party Transactions
The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor is an inactive and insolvent indirect subsidiary of EnPro Holdings. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another EnPro Holdings, Inc. ("EnPro Holdings") subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the "GST Petition Date"), GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 16, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC", required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of June 30, 2017 and December 31, 2016, Coltec Finance Company Ltd., a wholly-owned subsidiary of EnPro Holdings, had aggregate, short-term borrowings of $33.2 million and $26.2 million, respectively, from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bear interest based on the applicable one-month interbank offered rate for each foreign currency involved.
Effective as of January 1, 2010, Coltec Industries Inc ("Coltec") entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. In connection with the Coltec Restructuring described in Note 17, "Commitments and Contingencies — Asbestos — Plans of Reorganization", the obligations of OldCo, LLC ("OldCo"), as the successor by merger to Coltec, under the Notes Payable to GST were assumed by EnPro Holdings and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
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

We regularly transact business with GST through the purchase and sale of products. We have also provided services for GST including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current income tax accounting guidance. This method generally allocates taxes to GST as if it were a separate taxpayer. As a result, at June 30, 2017, we carried an income tax receivable from GST related to this allocation.
As discussed further in Note 17, "Commitments and Contingencies - Asbestos - Plans of Reorganization," on January 30, 2017, OldCo filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We have provided similar services to OldCo to those mentioned above for GST, but on a much less extensive basis due to OldCo's limited operations.
Amounts included in our consolidated financial statements arising from transactions with GST and OldCo include the following:

	Consolidated Statements of Operations Caption	Quarters Ended June 30,		Six Months Ended June 30,
Description		2017	2016	2017	2016
		(in millions)
Sales to GST	Net sales	$9.0	$6.9	$18.2	$13.6
Purchases from GST	Cost of sales	$5.5	$4.6	$10.8	$9.2
Interest expense to GST	Interest expense	$8.9	$8.3	$17.6	$16.6

Description	Consolidated Balance Sheets Caption	June 30, 2017	December 31, 2016
		(in millions)
Due from GST and OldCo	Accounts receivable, net	$13.8	$21.4
Income tax receivable from GST	Deferred income taxes and income tax receivable	$59.8	$119.0
Due from GST	Other assets	$0.2	$1.4
Due to GST and OldCo	Accounts payable	$8.8	$6.3
Accrued interest to GST	Accrued expenses	$16.9	$32.6

10.	Long-Term Debt
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

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility (described below) in order to increase availability to fund future capital requirements, including those funding requirements associated with the joint plan of reorganization of OldCo and GST, which are described in Note 17, "Commitments and Contingencies — Asbestos — Plans of Reorganization."
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of June 30, 2017.
The borrowing availability under our Revolving Credit Facility at June 30, 2017 was $237.9 million after giving consideration to $14.1 million of outstanding letters of credit and $48.0 million of outstanding revolver borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 17, "Commitments and Contingencies — Asbestos — Plans of Reorganization." Permitted borrowers under the Revolving Credit Facility now include our newly formed subsidiary, EnPro Holdings, in addition to EnPro. Each of our domestic consolidated subsidiaries (other than GST, OldCo and their respective subsidiaries, until they became consolidated subsidiaries) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has provided such a guarantee.

11.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2017 and 2016, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost	$1.0	$0.9	$—	$0.1	$2.1	$2.2	$—	$0.2
Interest cost	3.0	3.2	—	0.1	6.0	6.3	—	0.2
Expected return on plan assets	(4.5)	(4.0)	—	—	(9.0)	(8.4)	—	—
Amortization of net loss	1.8	1.7	—	—	3.6	3.4	—	—
Deconsolidation of GST	(0.1)	(0.4)	—	—	(0.3)	(0.5)	—	—
Net periodic benefit cost	$1.2	$1.4	$—	$0.2	$2.4	$3.0	$—	$0.4

For the six months ended June 30, 2017, we contributed $1.8 million to our U.S. defined benefit pension plan. No contributions were made in the corresponding prior year period. Based upon available information, which is subject to change, we expect to contribute an additional $1.8 million to our U.S. defined benefit pension plan in the second half of 2017.

12.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $9.6 million were made during the six months ended June 30, 2017.
In July 2017, our board of directors authorized a dividend of $0.22 per share, payable on September 20, 2017 to all shareholders of record as of September 6, 2017.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2017, we repurchased 0.15 million shares for $9.8 million, all of which settled during the period. The remaining amount of authorized purchases in the program at June 30, 2017 was $4.5 million.

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

Segment operating results and other financial data for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Sales
Sealing Products	$191.3	$185.1	$370.6	$357.3
Engineered Products	75.7	74.1	150.8	147.8
Power Systems	41.6	54.7	84.0	104.7
	308.6	313.9	605.4	609.8
Intersegment sales	(1.0)	(0.7)	(2.0)	(1.7)
Net sales	$307.6	$313.2	$603.4	$608.1
Segment Profit
Sealing Products	$21.2	$24.6	$41.5	$39.3
Engineered Products	8.2	5.4	17.7	7.5
Power Systems	6.2	7.0	12.4	8.2
Total segment profit	35.6	37.0	71.6	55.0
Corporate expenses	(7.1)	(6.5)	(14.6)	(15.5)
Asbestos settlement	—	—	—	(80.0)
Interest expense, net	(16.1)	(13.9)	(30.9)	(27.0)
Other expense, net	(1.2)	(3.9)	(5.5)	(6.9)
Income (loss) before income taxes	$11.2	$12.7	$20.6	$(74.4)
Segment assets are as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Sealing Products	$687.0	$636.4
Engineered Products	224.4	210.0
Power Systems	188.9	164.8
Corporate	499.8	535.2
	$1,600.1	$1,546.4

14.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2017	December 31, 2016
	(in millions)
Assets
Time deposits	$29.1	$26.0
Deferred compensation assets	7.1	7.0
	$36.2	$33.0
Liabilities
Deferred compensation liabilities	$8.2	$8.3
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$492.6	$512.5	$425.0	$439.1
Notes payable to GST	$309.3	$315.6	$295.9	$302.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.

15.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(17.6)	$(48.6)	$(66.2)
Other comprehensive income before reclassifications	9.8	—	9.8
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income	9.8	0.9	10.7
Ending balance	$(7.8)	$(47.7)	$(55.5)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$1.0	$(48.2)	$(47.2)
Other comprehensive loss before reclassifications	(9.8)	—	(9.8)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	1.1	0.9
Net current-period other comprehensive income (loss)	(10.0)	1.1	(8.9)
Ending balance	$(9.0)	$(47.1)	$(56.1)

Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	13.4	—	13.4
Amounts reclassified from accumulated other comprehensive loss	—	2.0	2.0
Net current-period other comprehensive income	13.4	2.0	15.4
Ending balance	$(7.8)	$(47.7)	$(55.5)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive loss before reclassifications	(3.9)	—	(3.9)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	2.1	1.9
Net current-period other comprehensive income (loss)	(4.1)	2.1	(2.0)
Ending balance	$(9.0)	$(47.1)	$(56.1)
Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Amortization of pension and other postretirement plans:
Actuarial losses	$1.8	$1.7	$3.6	$3.4	(1)
Tax benefit	(0.9)	(0.6)	(1.6)	(1.3)	Income tax expense
Net of tax	$0.9	$1.1	$2.0	$2.1
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$(0.2)	$—	$(0.2)	Other non-operating expense

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 11, “Pensions and Postretirement Benefits” for additional details).

16.	Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. This comprehensive consensual settlement and details of the plans of reorganization filed in the GST Chapter 11 Case, including the joint plan of reorganization (the "Joint Plan") filed pursuant to the comprehensive consensual settlement and consummated on July 31, 2017, are described below in Note 17, "Commitments and Contingencies — Asbestos — Plans of Reorganization." As contemplated by the Joint Plan, on January 30, 2017 (the "OldCo Petition Date"), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.

During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. GST and OldCo were reconsolidated upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017.
Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from the EnPro results, EnPro Holdings, a subsidiary of EnPro, has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of June 30, 2017 is $60.8 million, and is equivalent to the negative investment in OldCo at the time of its deconsolidation. The negative investment is primarily due to the $110.0 million asbestos liability recorded at OldCo, offset by a related $40.8 million deferred tax asset balance and cash at deconsolidation of $4.8 million. Due to the corporate restructuring of Coltec and the commencement of the OldCo Chapter 11 Case as contemplated by the Joint Plan to effect a comprehensive consensual settlement to resolve current and future asbestos claims, as well as the fact that nearly all of OldCo's liability balance consists of the asbestos reserves discussed further below and in Note 17, "Commitments and Contingencies - Asbestos," this liability is reported as asbestos liability on our Consolidated Balance Sheet.
As the GST Chapter 11 Case and OldCo Chapter 11 Case were being administered jointly by the Bankruptcy Court and the Joint Plan is applicable in both such cases, the financial information below combines the results of operations, cash flows, and financial position of OldCo with GST LLC and Garrison for periods after the OldCo Petition Date.
Financial Results
Condensed combined financial information for GST and OldCo is set forth below, presented on a historical cost basis. Note that because the OldCo Chapter 11 Case had not commenced as of December 31, 2016, OldCo's assets and liabilities are included in the Condensed Combined Balance Sheet as of June 30, 2017 and excluded as of December 31, 2016. Its results of operations and cash flows are excluded from the Condensed Combined Statements of Operations for the quarter and six months ended June 30, 2016, and the Condensed Combined Statement of Cash Flows for the six months ended June 30, 2016.
GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$54.0	$50.6	$110.6	$101.7
Cost of sales	32.2	31.5	68.3	64.0
Gross profit	21.8	19.1	42.3	37.7
Operating expenses:
Selling, general and administrative	10.0	10.6	20.8	21.3
Asbestos-related	(23.7)	0.2	(23.6)	50.0
Other	—	0.3	0.1	0.3
Total operating expenses	(13.7)	11.1	(2.7)	71.6
Operating income (loss)	35.5	8.0	45.0	(33.9)
Interest income, net	9.4	8.5	18.4	16.9
Income (loss) before reorganization expenses and income taxes	44.9	16.5	63.4	(17.0)
Reorganization expenses	(2.4)	(1.9)	(4.5)	(8.0)
Income (loss) before income taxes	42.5	14.6	58.9	(25.0)
Income tax benefit (expense)	(15.5)	(4.6)	(21.3)	9.6
Net income (loss)	$27.0	$10.0	$37.6	$(15.4)
Comprehensive income (loss)	$29.3	$8.3	$44.7	$(14.0)

GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2017 and 2016
(in millions)

	2017	2016
Net cash provided by operating activities	$35.4	$38.0
Investing activities
Purchases of property, plant and equipment	(1.7)	(3.3)
Net payments on loans to affiliates	(2.5)	(4.5)
Net purchase of held-to-maturity securities	(1.1)	—
Opening cash from OldCo	4.8	—
Other	—	(0.2)
Net cash provided by (used in) investing activities	(0.5)	(8.0)
Effect of exchange rate changes on cash and cash equivalents	1.5	1.5
Net increase in cash and cash equivalents	36.4	31.5
Cash and cash equivalents at beginning of period	59.5	71.9
Cash and cash equivalents at end of period	$95.9	$103.4

GST and OldCo
(Debtors-in-Possession)
Condensed Combined Balance Sheets (Unaudited)
(in millions)

	June 30, 2017	December 31, 2016
Assets:
Notes receivable from affiliate - current	$309.3	$12.7
Other current assets	487.0	425.9
Asbestos insurance receivable	37.1	49.0
Deferred income taxes	90.5	126.0
Notes receivable from affiliate	—	283.2
Other assets	65.8	67.0
Total assets	$989.7	$963.8
Liabilities and Shareholder’s Equity:
Current liabilities	$33.6	$40.3
Other liabilities	64.8	126.0
Liabilities subject to compromise (A)	498.4	388.6
Total liabilities	596.8	554.9
Shareholder’s equity	392.9	408.9
Total liabilities and shareholder’s equity	$989.7	$963.8

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheets. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST has accrued $387 million as of June 30, 2017 for asbestos related claims. The accrual includes (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) $16.8 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. Pursuant to the same settlement agreement, OldCo has accrued $110 million to be contributed to the trust. See Note 17, “Commitments and Contingencies — Asbestos — Liability Estimate."

17.	Commitments and Contingencies
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience of the Company and engaged specialists in the remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed at least once a quarter at the end of each quarter and adjusted to reflect additional technical data and additional legal information available. As of June 30, 2017 and December 31, 2016, we had accrued liabilities of $24.0 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec described below in "— Asbestos — Plans of Reorganization." The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. The remaining reserve at June 30, 2017 is $2.1 million. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the eight mines and cannot estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site will be set forth in an agreed Order that we and MDEQ expect to enter into this year. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017, we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at June 30, 2017 is $3.1 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
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

Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2017 and 2016 are as follows:

	2017	2016
	(in millions)
Balance at beginning of year	$5.0	$4.8
Net charges to expense	0.8	2.0
Settlements made	(1.3)	(2.8)
Balance at end of period	$4.5	$4.0
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
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of $0.4 million associated with this matter which was established in the second quarter of 2016.
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
Subsidiary Chapter 11 Filing and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process. See “— Plans of Reorganization,” below, for a description of the comprehensive consensual settlement that we announced on March 17, 2016 to resolve current and future asbestos claims and the Joint Plan filed in the GST Chapter 11 Case to implement such settlement, which Joint Plan supersedes all other plans of reorganization previously filed in the GST Chapter 11 Case and was confirmed by the United States District Court for the Western District of North Carolina (the "District Court") on June 12, 2017 and consummated on July 31, 2017. As contemplated by the Joint Plan, on the OldCo Petition Date, OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST and OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
As a result of the initiation of the GST Chapter 11 Case and the OldCo Chapter 11 Case, the resolution of asbestos claims against these companies was subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries have not changed since the GST Petition Date, and those numbers continue to be as reported in our 2009 Form 10-K and our quarterly reports for the first and second quarters of 2010. Under the Joint Plan, the responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo has been assumed by a trust established pursuant to the Joint Plan and the court order confirming the Joint Plan enjoins, under Section 524(g) of the U.S. Bankruptcy Code, any future action against EnPro and its subsidiaries with respect to such claims.
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
On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST’s liability for present and future mesothelioma claims. Judge Hodges adopted GST’s “legal liability” approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives’ approach, which focused solely on GST’s historical settlement history. The judge’s liability determination was for mesothelioma claims only. The court did not determine amounts for GST’s liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments.
In his opinion, Judge Hodges wrote, “The best evidence of Garlock’s aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products.”
The decision validated GST's positions asserted in the GST Chapter 11 Case. Following are several important findings in the opinion:

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
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the District Court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
Before the Joint Plan could be consummated, it was required to be approved by the Bankruptcy Court and the District Court after a vote of GST asbestos claimants and Coltec asbestos claimants in favor of the Joint Plan by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that were actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan was a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
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
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of $16.8 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement. The Provincial Boards have provided notice of their election to accelerate the payment, which is due on or about the tenth business day after the effective date of the Joint Plan.
On May 15, 2017, the Bankruptcy Court announced its decision recommending that the District Court confirm the Joint Plan. All remaining objections to the Joint Plan pending at the time of the Bankruptcy Court’s hearing were resolved prior to the confirmation hearing before the District Court and no new objections were raised at the District Court’s confirmation hearing. On June 12, 2017, the District Court issued an order confirming the Joint Plan. The period for the filing of notice of appeal of the District Court’s confirmation order has expired and no appeals have been filed. The Joint Plan has been consummated, effective as of 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan provided for the establishment of a trust (the “Trust”), which was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions are guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which has not conducted business operations for many years and had nominal assets, has been dissolved. Under the Joint Plan, the responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo has been assumed by the Trust, and the court order confirming the Joint Plan enjoins, under Section 524(g) of the U.S. Bankruptcy Code, any future action against EnPro and its subsidiaries with respect to such claims.
Under the Consensual Settlement and Joint Plan, GST and OldCo will retain their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. As of June 30, 2017, approximately $49.0 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed to cover claims against both GST and OldCo from solvent carriers with investment grade ratings. The Joint Plan provides that GST and OldCo are entitled to collect and retain 100% of any settlements and judgments related to these insurance policies.
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
On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to approximately $49.0 million of remaining available products hazard limits and insurance receivables covering claims against both GST and OldCo (the “Garlock Coverage Block”), the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the asbestos trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s $110 million of contributions to the Trust under the Joint Plan. The two carriers will make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan. The successor entities are entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims).
Insurance Coverage Available to GST. At June 30, 2017, we had $49.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $147.7 million since the GST Petition Date. We consider the $49.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $49.0 million, $12.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $34.0 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $49.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $19.2 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2017 – $4.6 million
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million
GST LLC has received $8.7 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $49.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as successor by merger to Coltec, $370 million of which will be funded by GST LLC and Garrison (an aggregate of $350 million of value upon the Joint Plan Effective Date and $20 million one year after the Joint Plan Effective Date) and $110 million of which will be funded by OldCo (an aggregate of $70 million of value upon the Joint Plan Effective Date and $40 million one year after the Joint Plan Effective Date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $16.8 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result of the confirmation and consummation of the Joint Plan, at June 30, 2017, GST had accrued a liability of $387 million and OldCo had accrued a liability of $110 million in connection with their respective contributions to be made pursuant to the Joint Plan.

18.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of the Senior Notes and in March 2017 we completed the offering of the Additional Notes. The Senior Notes and the Additional Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, which, at June 30 2017, did not include GST and OldCo and their respective domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United

States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes or the Additional Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Senior Notes and the Additional Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes and the Additional Notes; (iii) the legal defeasance or covenant defeasance of the Senior Notes and the Additional Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$214.7	$113.1	$(20.2)	$307.6
Cost of sales	—	148.8	74.5	(20.2)	203.1
Gross profit	—	65.9	38.6	—	104.5
Operating expenses:
Selling, general and administrative	6.9	41.1	26.1	—	74.1
Other	0.3	0.7	2.1	—	3.1
Total operating expenses	7.2	41.8	28.2	—	77.2
Operating income (loss)	(7.2)	24.1	10.4	—	27.3
Interest expense, net	(6.9)	(8.8)	(0.4)	—	(16.1)
Income (loss) before income taxes	(14.1)	15.3	10.0	—	11.2
Income tax benefit (expense)	5.5	(5.9)	(1.8)	—	(2.2)
Income (loss) before equity in earnings of subsidiaries	(8.6)	9.4	8.2	—	9.0
Equity in earnings of subsidiaries, net of tax	17.6	8.2	—	(25.8)	—
Net income	$9.0	$17.6	$8.2	$(25.8)	$9.0
Comprehensive income	$19.7	$28.3	$17.9	$(46.2)	$19.7

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$419.1	$225.2	$(40.9)	$603.4
Cost of sales	—	292.4	145.8	(40.9)	397.3
Gross profit	—	126.7	79.4	—	206.1
Operating expenses:
Selling, general and administrative	14.0	81.1	51.9	—	147.0
Other	0.7	1.0	2.7	—	4.4
Total operating expenses	14.7	82.1	54.6	—	151.4
Operating income (loss)	(14.7)	44.6	24.8	—	54.7
Interest expense, net	(11.7)	(18.5)	(0.7)	—	(30.9)
Other expense	—	(3.2)	—	—	(3.2)
Income (loss) before income taxes	(26.4)	22.9	24.1	—	20.6
Income tax benefit (expense)	10.0	(9.4)	(5.8)	—	(5.2)
Income (loss) before equity in earnings of subsidiaries	(16.4)	13.5	18.3	—	15.4
Equity in earnings of subsidiaries, net of tax	31.8	18.3	—	(50.1)	—
Net income	$15.4	$31.8	$18.3	$(50.1)	$15.4
Comprehensive income	$30.8	$47.2	$31.6	$(78.8)	$30.8

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12.0)	$18.7	$21.4	$(0.1)	$28.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(11.2)	(4.0)	—	(15.2)
Payments for capitalized internal-use software	—	(1.9)	—	—	(1.9)
Acquisitions, net of cash acquired	—	(39.7)	—	—	(39.7)
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Other	—	—	0.3	—	0.3
Net cash used in investing activities	—	(57.6)	(3.7)	—	(61.3)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(116.8)	120.1	(3.3)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	196.6	3.5	—	351.6
Repayments of debt	—	(278.6)	(1.0)	—	(279.6)
Repurchase of common stock	(9.8)	—	—	—	(9.8)
Dividends paid	(9.6)	—	—	—	(9.6)
Other	(3.3)	—	—	—	(3.3)
Net cash provided by (used in) financing activities	12.0	38.1	(0.9)	0.1	49.3
Effect of exchange rate changes on cash and cash equivalents	—	—	4.6	—	4.6
Net increase (decrease) in cash and cash equivalents	—	(0.8)	21.4	—	20.6
Cash and cash equivalents at beginning of period	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of period	$—	$—	$132.1	$—	$132.1

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$132.1	$—	$132.1
Accounts receivable, net	0.2	164.0	70.1	—	234.3
Intercompany receivables	—	16.0	7.5	(23.5)	—
Inventories	—	132.2	56.4	—	188.6
Prepaid expenses and other current assets	14.8	6.7	23.6	(10.3)	34.8
Total current assets	15.0	318.9	289.7	(33.8)	589.8
Property, plant and equipment, net	0.1	151.4	67.5	—	219.0
Goodwill	—	185.8	27.4	—	213.2
Other intangible assets, net	—	171.1	18.4	—	189.5
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	81.8	0.9	—	(82.7)	—
Investment in subsidiaries	735.9	267.9	—	(1,003.8)	—
Other assets	16.8	114.7	20.2	—	151.7
Total assets	$849.6	$1,447.6	$423.2	$(1,120.3)	$1,600.1
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$33.2	$—	$33.2
Notes payable to GST	—	309.3	—	—	309.3
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.5	65.0	42.5	—	110.0
Intercompany payables	0.2	7.5	15.8	(23.5)	—
Accrued expenses	16.7	144.9	40.1	(10.3)	191.4
Total current liabilities	19.4	526.9	131.6	(33.8)	644.1
Long-term debt	443.7	48.7	—	—	492.4
Intercompany payables	—	78.8	3.9	(82.7)	—
Other liabilities	13.1	57.3	19.8	—	90.2
Total liabilities	476.2	711.7	155.3	(116.5)	1,226.7
Shareholders’ equity	373.4	735.9	267.9	(1,003.8)	373.4
Total liabilities and equity	$849.6	$1,447.6	$423.2	$(1,120.3)	$1,600.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8	$110.7	$—	$111.5
Accounts receivable, net	0.2	151.2	56.7	—	208.1
Intercompany receivables	—	10.2	4.7	(14.9)	—
Inventories	—	125.9	49.5	—	175.4
Prepaid expenses and other current assets	21.3	8.9	17.4	(17.7)	29.9
Total current assets	21.5	297.0	239.0	(32.6)	524.9
Property, plant and equipment, net	0.1	148.5	66.8	—	215.4
Goodwill	—	175.5	26.0	—	201.5
Other intangible assets, net	—	156.5	20.4	—	176.9
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	—	43.6	1.5	(45.1)	—
Investment in subsidiaries	681.1	236.4	—	(917.5)	—
Other assets	16.4	156.2	18.2	—	190.8
Total assets	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$26.2	$—	$26.2
Notes payable to GST	—	12.7	—	—	12.7
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	61.9	38.7	—	102.9
Intercompany payables	—	4.7	10.2	(14.9)	—
Accrued expenses	15.3	130.1	33.3	(17.7)	161.0
Total current liabilities	17.6	209.6	108.4	(32.6)	303.0
Long-term debt	294.1	130.7	—	—	424.8
Notes payable to GST	—	283.2	—	—	283.2
Intercompany payables	35.0	1.4	8.7	(45.1)	—
Other liabilities	13.9	144.6	18.4	—	176.9
Total liabilities	360.6	769.5	135.5	(77.7)	1,187.9
Shareholders’ equity	358.5	681.1	236.4	(917.5)	358.5
Total liabilities and equity	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4

19.	Subsequent Events

On July 31, 2017, the Joint Plan was consummated and became effective. Consummation of the Joint Plan, which was confirmed by the U.S. District Court for the Western District of North Carolina on June 12, 2017, effects the substantive conclusion of the asbestos claims resolution proceedings involving GST and OldCo. The initial cash funding of the Trust by GST and OldCo on July 28, 2017 along with the granting of the option to the Trust to purchase EnPro stock, as described in Note 17 - "Commitments and Contingencies - Asbestos - Plans of Reorganization," took place in conjunction with the consummation.

Pursuant to applicable accounting rules, upon and as of the Joint Plan Effective Date, the assets and liabilities of both GST and OldCo are reconsolidated into the EnPro balance sheet at their estimated fair value in accordance with authoritative guidance on business acquisitions. In addition, EnPro’s consolidated financial statements will include the sales, income, expenses and cash flows of both GST and OldCo beginning on July 31, 2017. Periods prior to that date will not be restated to include GST and OldCo’s results.

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 56 primary manufacturing facilities located in 12 countries, including the United States.

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
On June 5, 2010 (the “GST Petition Date”), our subsidiaries, Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison,” and, together with GST LLC and Anchor, "GST") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC is one of the businesses in our broader Garlock group and, prior to the Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five primary manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.
The filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. This comprehensive consensual settlement and details of the plans of reorganization filed in the GST Chapter 11 Case, including the joint plan of reorganization (the “Joint Plan”) filed pursuant to the comprehensive consensual settlement and consummated on July 31, 2017, are described below and in "- Contingencies - Subsidiary Bankruptcies.” As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), our subsidiary, OldCo, LLC ("OldCo"), as the successor by merger to our Coltec Industries Inc subsidiary (“Coltec”), filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date. GST and OldCo were reconsolidated effective upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017.

At deconsolidation, our investment in GST was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method requires us to present our ownership interests in the net assets of GST at the Petition Date as an investment and not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Our investment of $236.9 million as of June 30, 2017 and December 31, 2016 was subject to periodic reviews for impairment. Although our investment in OldCo was negative at the time that it was deconsolidated from EnPro, a subsidiary of EnPro has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of June 30, 2017 is $60.8 million. Due to the corporate restructuring of Coltec and the commencement of the OldCo Chapter 11 Case as contemplated by the Joint Plan to effect a comprehensive consensual settlement to resolve current and future asbestos claims, as well as the fact that nearly all of OldCo's liability balance consists of the asbestos reserves, this liability is reported as asbestos liability on our Consolidated Balance Sheet.
See Note 16 to our Consolidated Financial Statements in this Form 10-Q for condensed combined financial information of GST and OldCo and their respective subsidiaries for periods after their respective deconsolidation.
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
The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
Before the Joint Plan could be consummated, it was required to be approved by the Bankruptcy Court and the District Court after a vote of GST asbestos claimants and Coltec asbestos claimants in favor of the Joint Plan by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that were actually voted.
The Consensual Settlement and Joint Plan provide that the Joint Plan was a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring (as described below) and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplate that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
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
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of $16.8 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement. The Provincial Boards have provided notice of their election to accelerate the payment, which is due on or about the tenth business day after the effective date of the Joint Plan.
On May 15, 2017, the Bankruptcy Court announced its decision recommending that the District Court confirm the Joint Plan. All remaining objections to the Joint Plan pending at the time of the Bankruptcy Court’s hearing were resolved prior to the confirmation hearing before the District Court and no new objections were raised at the District Court’s confirmation hearing. On June 12, 2017, the District Court issued an order confirming the Joint Plan. The period for the filing of notice of appeal of the District Court’s confirmation order has expired and no appeals have been filed. The Joint Plan has been consummated, effective as of 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan provided for the establishment of a trust (the “Trust”), which was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions are guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which has not conducted business operations for many years and had nominal assets, has been dissolved. Under the Joint Plan, the responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo has been assumed by the Trust, and the court order confirming the Joint Plan enjoins, under Section 524(g) of the U.S. Bankruptcy Code, any future action against EnPro and its subsidiaries with respect to such claims.

In February 2017, we received a private letter ruling from the Internal Revenue Service, in satisfaction of a condition of the Joint Plan, that the Trust will be recognized as a “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations, and that amounts contributed to the Trust as contemplated by the Joint Plan would be deductible for federal income tax purposes in the year in which the contribution is made. We have not yet completed our analysis of the specific amount of the tax refund that would accrue as a result of the deductions arising from contributions to the Trust.

In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency backup power at 20 of EDF’s nuclear power plants in France. Since the contract was signed, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision on the contract as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. For the six months ended June 30, 2017, we recognized a reduction in the loss provision of $3.7 million, which included $5.3 million of favorability related to the strengthening of the Euro versus the U.S. Dollar offset by $1.6 million in increased projected total contract costs.

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
In 2015, we launched a focused effort to restructure underperforming units. The initial effort focused on exiting and consolidating facilities in the Engineered Products segment and selectively reducing cost in the Sealing Products segment. The associated activities were substantially completed by the end of the second quarter of 2016. During the quarter ended June 30, 2016, an additional company-wide initiative to reduce cost across all operating segments and the corporate office was initiated. Although these company-wide cost reduction efforts launched in 2015 and 2016 have been completed, we continue to pursue numerous segment and corporate cost savings initiatives on an ongoing basis.
Outlook

We experienced strength relative to recent quarters in many of the markets that we serve, including semiconductor, food and pharmaceutical, metals and mining, and general industrial, partially offset by lower engine and aftermarket parts sales and continued softness in nuclear, industrial gas turbines and heavy-duty trucking.

We are encouraged by the positive sales and segment profit performance in our Sealing Products and Engineered Products segments in the second quarter, driven by improved volumes, year-over-year reduction in SG&A costs and improved manufacturing efficiencies. While we experienced year-over-year softness in our Power Systems segment due to production scheduling for key programs and the timing of aftermarket parts orders, we expect improved activity in the second half of the year.
We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. We continued to execute on this strategy in the second quarter through cost control, research and development investments in each of our segments, and the strategic bolt-on acquisition of Qualiseal Technology in Sealing Products. Additionally, we invested approximately $9.6 million in share repurchases for the six months ended June 30, 2017 and funded a $0.22 per share dividend in each of the first two quarters of this year.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Based on the expected mix of domestic losses and foreign earnings, we anticipate our annual effective tax rate for 2017 will be between 28% and 33%, excluding the gain to be recognized on the reconsolidation of GST and OldCo.

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

Excluding the impact of reconsolidating GST and OldCo, we estimate annual pension expense for the full year of 2017 will be approximately $5 million, which would be approximately $1 million less than in 2016. For the six months ended June 30, 2017, we contributed $1.8 million to our U.S. defined benefit pension plan. Based upon available information, which is subject to change, we expect to contribute a total of $3.6 million to our U.S. defined benefit pension plan in the full year 2017, inclusive of contributions to date but excluding post-reconsolidation contributions to the Garlock pension plan.
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

Pursuant to applicable accounting rules, upon and as of the Joint Plan Effective Date, the assets and liabilities of both GST and OldCo are reconsolidated into the EnPro balance sheet at their estimated fair value in accordance with authoritative guidance on business acquisitions. In addition, EnPro’s consolidated financial statements will include the sales, income, expenses and cash flows of both GST and OldCo beginning on July 31, 2017. Periods prior to that date will not be restated to include GST and OldCo’s results.
Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Sales
Sealing Products	$191.3	$185.1	$370.6	$357.3
Engineered Products	75.7	74.1	150.8	147.8
Power Systems	41.6	54.7	84.0	104.7
	308.6	313.9	605.4	609.8
Intersegment sales	(1.0)	(0.7)	(2.0)	(1.7)
Net sales	$307.6	$313.2	$603.4	$608.1
Segment Profit
Sealing Products	$21.2	$24.6	$41.5	$39.3
Engineered Products	8.2	5.4	17.7	7.5
Power Systems	6.2	7.0	12.4	8.2
Total segment profit	35.6	37.0	71.6	55.0
Corporate expenses	(7.1)	(6.5)	(14.6)	(15.5)
Asbestos settlement	—	—	—	(80.0)
Interest expense, net	(16.1)	(13.9)	(30.9)	(27.0)
Other expense, net	(1.2)	(3.9)	(5.5)	(6.9)
Income (loss) before income taxes	$11.2	$12.7	$20.6	$(74.4)
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016 with the exception of $2.5 million, $2.8 million, $3.4 million, and $7.1 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016 also includes $0.6 million, $0.6 million, $1.3 million and $1.9 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2017 Compared to the Second Quarter of 2016
Sales of $307.6 million in the second quarter of 2017 decreased 1.8% from $313.2 million in the second quarter of 2016. The following table summarizes the impact of acquisitions and divestitures and foreign currency by segment:

Sales	Percent Change Second Quarter 2017 vs. Second Quarter 2016
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.2%	(0.9)%	(1.1)%	(1.8)%
Sealing Products	0.4%	(0.8)%	3.7%	3.3%
Engineered Products	(0.3)%	(2.1)%	4.6%	2.2%
Power Systems	—%	—%	(23.9)%	(23.9)%
Following are the key effects of acquisitions and divestiture on sales for the second quarter of 2017 compared to the same period in 2016:

•	Acquisition of Qualiseal in the second quarter of 2017 in the Sealing Products segment;

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment;

•	Divestiture of our Franken Plastik business unit previously included in the Sealing Products segment at the end of 2016; and

•	Divestiture of our CPI Thailand business unit previously included in the Engineered Products segment in the second quarter of 2016.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2017 increased $0.6 million as compared to the same period in 2016 due primarily to increased incentive compensation costs during the quarter associated with higher projected attainment under the 2017 annual incentive plan as compared to the 2016 annual incentive plan.
Interest expense, net in the second quarter of 2017 increased by $2.2 million as compared to the same period of 2016, primarily due to higher average outstanding indebtedness.
Other expense, net in the second quarter of 2017 decreased by $2.7 million as compared to the same period of 2016, primarily due to an decrease in costs associated with previously divested businesses, including environmental remediation and legal costs.
During the second quarter of 2017, our effective tax rate was 19.6% as we recorded income tax expense of $2.2 million on pre-tax income of $11.2 million. Our effective tax rate generally fluctuates based on the portion of our profits earned within the U.S. versus lower rate foreign jurisdictions. The effective tax rate in the current quarter decreased because more of our forecasted earnings are taxable in lower tax jurisdictions outside the U.S.
During the second quarter of 2016, our effective tax rate was 71.6% as we recorded an income tax expense of $9.1 million on pre-tax income of $12.7 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income, as applied to a year-to-date ordinary loss for the 2016 period that exceeds the anticipated ordinary loss for that full year. The combination of mix, overall loss limitations, and small denominators resulted in a high effective quarterly rate.
Net income was $9.0 million, or $0.41 per share, in the second quarter of 2017 compared to net income of $3.6 million, or $0.17 per share, in the second quarter of 2016. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $191.3 million in the second quarter of 2017 reflect a 3.3% increase compared to the $185.1 million reported in the same quarter of 2016. Excluding the benefit of acquisitions, net of the divestiture of Franken Plastik ($0.7 million), and unfavorable foreign exchange translation ($1.3 million), sales were up 3.7% or $6.8 million due to strength in semiconductor, food & pharma, and general industrial, while industrial gas turbines, nuclear, and heavy-duty trucking experienced softness in the second quarter.
Segment profit of $21.2 million in the second quarter of 2017 decreased 13.8% from $24.6 million reported in the second quarter of 2016. Operating margins for the segment decreased from 13.3% in the second quarter of 2016 to 11.1% in the second quarter of 2017. Excluding the favorable year-over-year impact of acquisitions net of the divestiture of Franken Plastik and acquisition-related costs ($0.3 million), the unfavorable year-over-year impact of restructuring costs ($0.6 million), and the unfavorable impact of foreign exchange translation ($0.2 million), segment profit was down $2.9 million or 10.6%. The positive impact of the above-mentioned sales increase was more than offset by unfavorable mix when compared to the prior year and by increased manufacturing costs.
Engineered Products. Sales in the second quarter of 2017 increased 2.2% to $75.7 million from $74.1 million reported in the second quarter of 2016. Excluding the impact of unfavorable foreign exchange translation ($1.6 million) and the divestiture of our Compressor Products International (CPI) Thailand operations ($0.2 million) in the second quarter of 2016, sales were up 4.6% or $3.4 million primarily due to strength in the general industrial market and slight increases in the aerospace and automotive markets, while European oil & gas demand experienced some softness.
Segment profit in the second quarter of 2017 was $8.2 million compared to $5.4 million in the second quarter of 2016, an increase of $2.8 million, or 51.9%. Operating margins for the segment were 10.8%, which was up from the 7.3% reported in the second quarter of 2016. Excluding the unfavorable impact of current quarter foreign exchange translation ($0.2 million) and the divestiture of CPI Thailand, segment profit increased $3.2 million, or 52.7% due mainly to the aforementioned sales increase ($2.5 million) and lower labor costs ($1.7 million) mainly attributable to the cost reduction efforts and restructuring activities that occurred throughout 2016. These factors were partially offset by increased incentive compensation accruals related to higher projected attainment under 2017 annual incentive plans as compared to the prior year.
Power Systems. Sales of $41.6 million in the second quarter of 2017 decreased $13.1 million, or 23.9%, from $54.7 million in the second quarter of 2016. The decrease was driven mainly by lower aftermarket parts revenues ($12.4 million) and engine revenues ($3.1 million) partially offset by an increase in services revenue ($2.4 million). Year-over-year comparisons for aftermarket parts were unusually challenging due to record parts sales in the second quarter of 2016.
The segment reported a profit of $6.2 million in the second quarter of 2017 compared to $7.0 million in the second quarter of 2016, a decrease of 11.4%. Operating margins for the segment were 14.9% in the second quarter of 2017. Segment profit was negatively impacted by the aforementioned overall sales decline ($3.9 million), and further impacted by the lower mix of higher margin parts sales within total sales for the second quarter of 2017 ($2.7 million). These factors were offset by a decrease in the loss provision on the EDF contract of $3.3 million in the current quarter compared to a $1.8 million increase in the loss provision in the comparable prior year period. The assessment of total EDF contract loss for the second quarter of 2017 included a positive foreign exchange effect of $3.8 million due to the weakening of the U.S. Dollar versus the Euro. The assessment of EDF contract loss for the second quarter of 2016 included a negative foreign exchange effect of $2.5 million.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Sales of $603.4 million in the first six months of 2017 decreased 0.8% from $608.1 million in the first six months of 2016. The following table summarizes the impact of acquisitions and divestitures and foreign currency by segment:

Sales	Percent Change Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.6%	(1.0)%	(0.4)%	(0.8)%
Sealing Products	1.1%	(0.8)%	3.4%	3.7%
Engineered Products	(0.2)%	(2.3)%	4.5%	2.0%
Power Systems	—%	—%	(19.8)%	(19.8)%
Following are the key effects of acquisitions and divestiture on sales for the first six months of 2017 compared to the same period in 2016:

•	Acquisition of Qualiseal in the second quarter of 2017 in the Sealing Products segment;

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment;

•	Divestiture of our Franken Plastik business unit previously included in the Sealing Products segment at the end of 2016; and

•	Divestiture of our CPI Thailand business unit previously included in the Engineered Products segment in the second quarter of 2016.
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first six months of 2017 decreased $0.9 million as compared to the same period in 2016. The decrease was driven primarily by lower professional fees and administrative costs as well as lower expenses for salaries and benefits due to headcount reductions initiated in the second half of 2016, offset by increased incentive compensation costs during the current year associated with higher projected attainment under the 2017 annual incentive plan as compared to the 2016 annual incentive plan.
Interest expense, net in the first six months of 2017 increased by $3.9 million as compared to the same period of 2016, primarily due to higher average outstanding indebtedness.
Other expense, net in the first six months of 2017 decreased by $1.4 million as compared to the same period of 2016, due mainly to a decrease in costs associated with previously divested businesses, including environmental remediation and legal costs.

During first six months of 2017, our effective tax rate was 25.2% as we recorded income tax expense of $5.2 million on pre-tax income of $20.6 million. This rate generally fluctuates based on the geographic mix of our pre-tax losses and income earned within the U.S. versus lower rate foreign jurisdictions. During the first six months of 2016, our effective tax rate was 41.9% as we recorded an income tax benefit of $31.2 million on pre-tax loss of $74.4 million. Significant pre-tax losses were benefited in the U.S. at a higher annual effective tax rate during this period. Pre-tax profits outside the U.S. resulted in proportionally lower tax expense, thus skewing the overall rate. Additionally, because the year-to-date ordinary loss in the first six months of 2016 exceeded the anticipated ordinary loss for the full year, the tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.
Net income was $15.4 million, or $0.71 per share, in the first six months of 2017 compared to net loss of $43.2 million, or $1.99 per share, in the same period of 2016.
Following is a discussion of operating results for each segment during the first six months of 2017:
Sealing Products. Sales of $370.6 million in the first six months of 2017 reflect a 3.7% increase compared to the $357.3 million reported in the same period of 2016. Excluding the benefit of acquisitions net of the divestiture of Franken Plastik ($4.0 million) and unfavorable foreign exchange translation ($2.8 million), sales were up 3.7% or $12.1 million due to volume increases associated with strength in the semiconductor, food and pharmaceutical, and aerospace markets along with improvement in the oil and gas market. This strength was offset partially by softness in heavy-duty trucking, industrial gas turbines, and nuclear demand.
Segment profit of $41.5 million in the first six months of 2017 increased 5.6% from $39.3 million reported in the same period of 2016. Operating margins for the segment increased from 11.0% in the first six months of 2016 to 11.2% in the first six months of 2017. Excluding the favorable year-over-year impact of acquisitions and acquisition-related costs net of the Franken Plastik divestiture ($0.4 million), a year over year decrease in restructuring costs ($0.5 million), and unfavorable foreign exchange translation ($0.4 million), segment profit was up $0.8 million or 1.7%. The increase was due to decreases in general and administrative costs primarily attributable to cost-savings initiatives in 2016, as well as the aforementioned sales increase, partially offset by manufacturing cost increases over the prior year and an unfavorable change in sales mix.
Engineered Products. Sales in the first six months of 2017 increased 2.0% to $150.8 million from $147.8 million reported in the same period of 2016. Excluding the impact of unfavorable foreign exchange translation ($3.3 million) and of the divestiture of our CPI Thailand operations ($0.3 million unfavorable), sales were up 4.5% or $6.6 million primarily due to strength in the European automotive market, North American oil and gas market, general industrial market, and general demand in Asia.
Segment profit in the first six months of 2017 was $17.7 million compared to $7.5 million in the same period of 2016, an increase of $10.2 million, or 136.0%. Operating margins for the segment were 11.7%, which was up from the 5.1% reported in the first six months of 2016. Excluding decreased restructuring costs ($2.4 million) due to the costs incurred in 2016 for locations exited and unfavorable current year foreign exchange translation ($0.6 million), segment profit increased $8.4 million, or 75.5%. The increase was due primarily to the higher sales volume (approximately $5 million) and cost improvements primarily from the cost-reduction efforts in 2016 ($3.3 million).

Power Systems. Sales of $84.0 million in the first six months of 2017 decreased $20.7 million, or 19.8%, from $104.7 million in the same period of 2016. The decrease was driven mainly by lower aftermarket parts revenues ($16.2 million) and engine revenues ($8.9 million) partially offset by an increase in services revenue ($4.4 million). Year-over-year comparisons for aftermarket parts were challenging due to record parts sales in the second quarter of 2016.
The segment reported a profit of $12.4 million in the first six months of 2017 compared to $8.2 million in the first six months of 2016, an increase of 51.2%. Operating margins for the segment were 14.8% in the first six months of 2017. The year-over-year increase in segment profit is partly due to decreased manufacturing and administrative costs costs partially attributable to prior year cost-savings initiatives (approximately $3 million), parts and services price increases ($2.8 million), lower warranty costs ($1.1 million), and to the impact to 2016 associated with the AVL legal matter ($3.0 million, inclusive of the $2.7 million settlement). Additionally, in the six months ended June 30, 2017, a $3.7 million reduction in the loss reserve on the EDF contract was recognized compared to a $1.8 million increase to the total contract loss in the corresponding prior year period. These positive impacts were offset mainly by the aforementioned overall sales decline ($6.0 million), and further impacted by the lower mix of higher margin parts sales within total sales for the second quarter of 2017 ($2.4 million). The reduction of total EDF contract loss for the first six months of 2017 included a positive foreign exchange effect of $5.3 million due to the weakening of the U.S. Dollar versus the Euro. The assessment for the first six months of 2016 included a positive foreign exchange effect of $0.8 million.
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
As of June 30, 2017, we held all of our $132.1 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.
Cash Flows
Operating activities provided $28.0 million of cash in the first six months of 2017 compared to using $3.0 million in the same period last year. The improvement was due mainly to the contributions from higher segment profit and lower corporate expense ($17.5 million) as discussed in the previous section, lower payments for income taxes ($9.5 million) as a result of no estimated federal tax payments in having been made 2017 due to a projected federal tax loss, and a decrease in segment working capital requirements in the first six months of 2017 versus the comparable prior year period ($2.0 million).
Investing activities used $61.3 million and $46.8 million of cash during the first six months of 2017 and 2016, respectively. The increase was mainly due to the expenditures for the acquisition of Qualiseal in the first six months of 2017 ($39.7 million) compared to the acquisition of Rubber Fab in the comparable prior year period ($28.3 million), as well as to the deconsolidation of OldCo at the OldCo Petition Date ($4.8 million).
Financing activities provided $49.3 million in cash in the first six months of 2017, primarily from $149.2 million in net proceeds from the offering of the Additional Notes, offset by net repayments on our revolving credit facility ($82.0 million), and by cash paid to repurchase shares ($9.8 million) and for dividends ($9.6 million). Financing activities in the first six months of 2016 provided cash of $73.8 million, primarily from $99.3 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares ($17.7 million) and for dividends ($9.1 million).
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Revolving Credit Facility expires in August 2019.

The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At June 30, 2017, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
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

We were in compliance with all covenants of the Credit Facility Amendment as of June 30, 2017.
The borrowing availability at June 30, 2017, under the Revolving Credit Facility was $237.9 million, representing the full $300 million amount of the Revolving Credit Facility less $14.1 million reserved for outstanding letters of credit and $48.0 million of outstanding borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in " — Contingencies — Subsidiary Bankruptcies." Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary, EnPro Holdings, Inc., in addition to EnPro. Each of our domestic consolidated subsidiaries (other than GST, OldCo and their respective subsidiaries, until they became consolidated subsidiaries) are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has provided such a guarantee.
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
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the Additional Notes inclusive of an original issue premium of $1.5 million. The offer was made in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act.

The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as for the Senior Notes. The debt premium is being amortized as a reduction to interest expense until the maturity date resulting in an effective interest rate of 5.660%.

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

As a result of the balance in the notes, $309.3 million, being classified as current liabilities in the Consolidated Balance Sheet, our current liabilities exceed our current assets as of June 30, 2017. However, in light of the consummation of the Joint Plan, as discussed below, no cash payment from us to GST for the resolution of these notes was required prior to GST's reconsolidation into EnPro. Management believes that the liquidities as of June 30, 2017 are sufficient to meet its future requirements.

Share Repurchase Program. In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2017, we repurchased 0.15 million shares for $9.8 million. Through June 30, 2017, we have purchased $45.5 million of the $50.0 million authorized, including purchases in 2015 and 2016. The remaining amount of authorized purchases in the program at June 30, 2017 was $4.5 million.
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
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims.
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
The investment in GST is presented using the cost method during the reorganization period and is subject to periodic reviews for impairment. The cost method requires us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from EnPro, a subsidiary of EnPro has entered into a keep well agreement with OldCo under which it unconditionally agrees to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we have recorded a liability on our Consolidated Balance sheet that represents this obligation related to our investment in OldCo. The liability recorded as of June 30, 2017 is $60.8 million. See Note 16 to our Consolidated Financial Statements for condensed combined financial information for GST, OldCo and their respective subsidiaries.
GST and OldCo are included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST and OldCo to allocate group taxes to them based on the U.S. consolidated tax return regulations and current accounting guidance. This method generally allocates current and deferred taxes to GST and OldCo as if they were separate taxpayers. As a result, we carry an income tax receivable from GST related to this allocation. At June 30, 2017, this amount was $59.8 million. This receivable is expected to be collected after our plan of reorganization is completed. Activity with OldCo under this arrangement for the six months ended June 30, 2017 was immaterial.
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
As of June 30, 2017 and December 31, 2016, we had accrued liabilities of $24.0 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. The remaining reserve at June 30, 2017, 2017 is $2.1 million. At this time, although discussions with the EPA and other interested parties are ongoing, we have limited information regarding the eight mines and cannot estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site will be set forth in an agreed Order that we and MDEQ expect to enter into this year. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017 we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at June 30, 2017 is $3.1 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended March 31 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders and the expected order with MDEQ described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
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
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of $0.4 million associated with this matter which was established in the second quarter of 2016.
Subsidiary Bankruptcies
Our GST LLC, Anchor and Garrison subsidiaries filed voluntary Chapter 11 bankruptcy petitions on the GST Petition Date with the Bankruptcy Court as a result of tens of thousands of pending and estimated future asbestos personal injury claims. The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all asbestos claims.
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
On January 10, 2014, Bankruptcy Judge George Hodges announced his estimation decision in a 65-page order. Citing with approval the methodology put forth by GST at trial, the judge determined that $125 million is the amount sufficient to satisfy GST's liability for present and future mesothelioma claims. Judge Hodges adopted GST's "legal liability" approach to estimation, focused on the merits of claims, and rejected asbestos claimant representatives' approach, which focused solely on GST's historical settlement history. The judge's liability determination was for mesothelioma claims only. The court did not determine amounts for GST's liability for other asbestos claims and for administrative costs that would be required to review and process claims and payments.
In his opinion, Judge Hodges wrote, "The best evidence of Garlock's aggregate responsibility is the projection of its legal liability that takes into consideration causation, limited exposure and the contribution of exposures to other products."
The decision validated GST's positions asserted in the GST Chapter 11 Case. Following are several important findings in the opinion:
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
While the GST Future Claimants’ Representative had agreed to support the second amended plan of reorganization, the GST Current Asbestos Claimants Committee and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST Future Claimants’ Representative. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The Consensual Settlement was reached with both the GST Current Asbestos Claimants’ Committee and GST Future Claimants’ Representative, as well as with ad-hoc representatives for current and future asbestos claimants (the “Ad-hoc Representatives”) against Coltec. The terms of the settlement are set forth in the Term Sheet for Permanent Resolution of All Present and Future GST Asbestos Claims and Coltec Asbestos Claims dated March 17, 2016 among EnPro, Coltec, GST, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives included as Exhibit 99.2 to our Form 8-K furnished to the Securities and Exchange Commission on March 18, 2016. Under the Consensual Settlement, the GST Current Asbestos Claimants’ Committee, the GST Future Claimants’ Representative and the Ad-hoc Representatives agreed to join GST and Coltec (and our OldCo, LLC subsidiary, as the successor by merger to Coltec) in proposing a joint plan of reorganization (the “Joint Plan”) that incorporates the Consensual Settlement and to ask asbestos claimants and the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the “District Court”) to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. The Joint Plan supersedes all prior plans of reorganization filed by GST in the GST Chapter 11 Case.
Before the Joint Plan could be consummated, it was required to be approved by the Bankruptcy Court and the District Court after a vote of GST asbestos claimants and Coltec asbestos claimants in favor of the Joint Plan by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that were actually voted.
The Consensual Settlement and Joint Plan provided that the Joint Plan is a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake the Coltec Restructuring and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, which was formerly named New Coltec, Inc. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which is a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
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
The Consensual Settlement includes as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’

compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards have the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. This is consistent with the present value estimate of $16.8 million, before tax, that we committed for the resolution of these claims when entering into the Consensual Settlement. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement. The Provincial Boards have provided notice of their election to accelerate the payment, which is due on or about the tenth business day after the effective date of the Joint Plan.
On May 15, 2017, the Bankruptcy Court announced its decision recommending that the District Court confirm the Joint Plan. All remaining objections to the Joint Plan pending at the time of the Bankruptcy Court’s hearing were resolved prior to the confirmation hearing before the District Court and no new objections were raised at the District Court’s confirmation hearing. On June 12, 2017, the District Court issued an order confirming the Joint Plan. The period for the filing of notice of appeal of the District Court’s confirmation order has expired and no appeals have been filed. The Joint Plan has been consummated, effective as of 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan provided for the establishment of a trust (the “Trust”), which was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions are guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which has not conducted business operations for many years and had nominal assets, has been dissolved. Under the Joint Plan, the responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo has been assumed by the Trust, and the court order confirming the Joint Plan enjoins, under Section 524(g) of the U.S. Bankruptcy Code, any future action against EnPro and its subsidiaries with respect to such claims.
Under the Consensual Settlement and Joint Plan, GST and OldCo will retain their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. As of June 30, 2017, approximately $49.0 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed to cover claims against both GST and OldCo from solvent carriers with investment grade ratings. The Joint Plan provides that GST and OldCo are entitled to collect and retain 100% of any settlements and judgments related to these insurance policies.
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
On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to approximately $49.0 million of remaining available products hazard limits and insurance receivables covering claims against both GST and OldCo (the “Garlock Coverage Block”), the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the asbestos trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s $110 million of contributions to the Trust under the Joint Plan. The two carriers will make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan. The successor entities are entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims).
From the GST Petition Date through June 30, 2017, GST has recorded Chapter 11 case-related fees and expenses totaling $164.3 million. The total includes $89.5 million for fees and expenses of counsel and experts of GST and OldCo; $60.5 million for fees and expenses of counsel and experts for the Current Asbestos Claimants’ Committee, and $14.3 million for the fees and expenses of the Future Claimants' Representative and his counsel and experts. GST and OldCo recorded $4.5 million of those case-related fees and expenses in the six months ended June 30, 2017 compared to $8.0 million in the six months ended June 30, 2016. EnPro has recorded an additional $11.7 million of expenses related to the GST Chapter 11 Case from the GST Petition Date and the OldCo Chapter 11 Case from the OldCo Petition Date, $0.7 million of which was recorded in the six months ended June 30, 2017.
See the additional information provided earlier under the heading “Garlock Sealing Technologies LLC and Garrison Litigation Management Group, Ltd.” and Notes 16 and 17 to our Consolidated Financial Statements.
Asbestos
Insurance Coverage Available to GST. At June 30, 2017, we had $49.0 million of insurance coverage we believe is available to cover current and future GST asbestos claims payments and certain expense payments. GST has collected insurance payments totaling $147.7 million since the GST Petition Date. We consider the $49.0 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $49.0 million, $12.9 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $34.0 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $49.0 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $19.2 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2017 – $4.6 million
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million
GST LLC has received $8.7 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $49.0 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
In light of the Consensual Settlement announced on March 17, 2016, GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan, $480 million will be required to fund the resolution of all asbestos claims against GST and OldCo, as successor by merger to Coltec, $370 million of which will be funded by GST LLC and Garrison (an aggregate of $350 million of value upon the Joint Plan Effective Date and $20 million one year after the Joint Plan Effective Date) and $110 million of which will be funded by OldCo (an aggregate of $70 million of value upon the Joint Plan Effective Date and $40 million one year after the Joint Plan Effective Date). In addition, GST has estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $16.8 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. As a result of the confirmation and consummation of the Joint Plan, at June 30, 2017, GST had accrued a liability of $387 million and OldCo had accrued a liability of $110 million in connection with its contributions to be made pursuant to the Joint Plan.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.5 million and $2.8 million at June 30, 2017 and December 31, 2016, respectively.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of environmental and other legal matters is included in Note 17 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2017	35,195	(1)	$67.86	(1)	35,195	(1)	$7,995,466	(1)
May 1 - May 31, 2017	32,200	(1)	$69.08	(1)	32,200	(1)	$5,771,090	(1)
June 1 – June 30, 2017	18,861	(1)(2)	$68.82	(1)(2)	18,214	(1)	$4,519,735	(1)
Total	86,256	(1)(2)	$68.52	(1)(2)	85,609	(1)	$4,519,735	(1)

(1)
On October 28, 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 35,195 shares at an average purchase price of $67.86 per share during April 2017, 32,200 shares at an average purchase price of $69.08 per share during May 2017 and 18,214 shares at an average purchase price of $68.73 per share during June 2017 (with $4,519,735 remaining authority at quarter end).

(2)
In June 2017, a total of 647 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. 87 of these shares were valued at a price of $70.54, the closing trading price of our common stock on June 15, 2017, and 560 of these shares were valued at a price of $71.37 per share, the closing trading price of our common stock on June 30, 2017. Accordingly, the total 647 shares were valued at a weighted average price of $71.26. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 1st day of August, 2017.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Chief Administrative Officer, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller

EXHIBIT INDEX

10.1*	Management Continuity Agreement dated as of April 5, 2017 between EnPro Industries, Inc. and Jon D. Rickers
23.1*	Consent of Bates White, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith