Form 10-Q
period 2017-09-30
ENPRO INDUSTRIES, INC
filed 2017-11-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2017, there were 21,325,716 shares of common stock of the registrant outstanding, which does not include 191,838 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2017 and 2016
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$343.7	$292.7	$947.1	$900.8
Cost of sales	228.5	194.1	625.8	596.7
Gross profit	115.2	98.6	321.3	304.1
Operating expenses:
Selling, general and administrative	85.7	70.9	232.7	231.7
Asbestos settlement	—	—	—	80.0
Other	11.0	2.4	15.4	10.4
Total operating expenses	96.7	73.3	248.1	322.1
Operating income (loss)	18.5	25.3	73.2	(18.0)
Interest expense	(11.2)	(14.3)	(42.2)	(41.7)
Interest income	0.9	0.3	1.0	0.7
Gain on reconsolidation of GST and OldCo	534.4	—	534.4	—
Other expense	(1.9)	(1.3)	(5.1)	(5.4)
Income (loss) before income taxes	540.7	10.0	561.3	(64.4)
Income tax benefit (expense)	(50.5)	(4.0)	(55.7)	27.2
Net income (loss)	$490.2	$6.0	$505.6	$(37.2)
Comprehensive income (loss)	$494.9	$6.6	$525.7	$(38.6)

Basic earnings (loss) per share	$22.98	$0.28	$23.68	$(1.71)
Diluted earnings (loss) per share	$22.49	$0.28	$23.32	$(1.71)
Cash dividends per share	$0.22	$0.21	$0.66	$0.63

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in millions)

	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$505.6	$(37.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23.5	22.8
Amortization	21.8	19.9
Intangible asset impairment	10.1	—
Gain on reconsolidation of GST and OldCo	(534.4)	—
Asbestos settlement	—	80.0
Deferred income taxes	42.6	(38.7)
Stock-based compensation	5.2	4.8
Other non-cash adjustments	3.3	0.8
Change in assets and liabilities, net of effects of acquisition, deconsolidation and reconsolidation of businesses:
Asbestos liabilities	(16.7)	—
Asbestos insurance receivables	26.6	—
Accounts receivable, net	(22.8)	(8.3)
Inventories	0.6	2.0
Accounts payable	5.1	(17.4)
Other current assets and liabilities	0.5	(4.7)
Other non-current assets and liabilities	(6.6)	(16.1)
Net cash provided by operating activities	64.4	7.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.6)	(24.6)
Payments for capitalized internal-use software	(2.6)	(3.1)
Payments for acquisitions	(39.5)	(28.5)
Reconsolidation of GST and OldCo	41.1	—
Deconsolidation of OldCo	(4.8)	—
Capital contribution to OldCo	(45.2)	—
Other	0.4	3.7
Net cash used in investing activities	(74.2)	(52.5)
FINANCING ACTIVITIES
Proceeds from debt	503.0	303.3
Repayments of debt	(409.3)	(192.7)
Repurchase of common stock	(11.5)	(26.2)
Dividends paid	(14.3)	(13.6)
Other	(2.5)	(3.1)
Net cash provided by financing activities	65.4	67.7
Effect of exchange rate changes on cash and cash equivalents	9.0	(11.7)
Net increase in cash and cash equivalents	64.6	11.4
Cash and cash equivalents at beginning of period	111.5	103.4
Cash and cash equivalents at end of period	$176.1	$114.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44.8	$39.7
Income taxes, net	$8.9	$26.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$4.9	$4.8
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$176.1	$111.5
Accounts receivable, net	247.7	208.1
Inventories	210.8	175.4
Prepaid expenses and other current assets	71.4	29.9
Total current assets	706.0	524.9
Property, plant and equipment, net	284.2	215.4
Goodwill	344.7	201.5
Other intangible assets, net	353.3	176.9
Investment in GST	—	236.9
Deferred income taxes and income tax receivable	88.8	152.6
Other assets	65.4	38.2
Total assets	$1,842.4	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$26.2
Notes payable to GST	—	12.7
Current maturities of long-term debt	0.2	0.2
Accounts payable	111.8	102.9
Asbestos liability	80.0	30.0
Accrued expenses	119.7	131.0
Total current liabilities	311.7	303.0
Long-term debt	560.4	424.8
Notes payable to GST	—	283.2
Asbestos liability	—	80.0
Other liabilities	103.8	96.9
Total liabilities	975.9	1,187.9
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,517,554 shares in 2017 and 21,558,145 shares in 2016	0.2	0.2
Additional paid-in capital	343.4	346.5
Retained earnings	575.0	84.0
Accumulated other comprehensive loss	(50.8)	(70.9)
Common stock held in treasury, at cost – 192,418 shares in 2017 and 194,073 shares in 2016	(1.3)	(1.3)
Total shareholders’ equity	866.5	358.5
Total liabilities and equity	$1,842.4	$1,546.4

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
In the first quarter of 2017, we adopted a standard that was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the previous guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement beginning in 2017. This adoption is made prospectively. Excess tax benefits/deficiencies recorded in income tax expense for the quarter and nine months ended September 30, 2017 were insignificant.
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
Recently Issued Authoritative Accounting Guidance

In March 2017, a standard was issued that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this standard also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and is to be applied retrospectively for the classification of pension costs on the income statement and prospectively for the criteria on capitalization of certain costs. For the year ended December 31, 2016, the application of this guidance would have resulted in an increase in operating income of approximately $1.6 million with a corresponding increase in non-operating expenses. For the nine months ended

September 30, 2017, the application of this guidance would have resulted in an increase in operating income of approximately $0.4 million with a corresponding increase in non-operating expenses.
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
In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, the addition of lease assets and liabilities to our Consolidated Balance Sheets for leases currently accounted for as operating leases will increase both total assets and liabilities. At December 31, 2016, future minimum lease payments under non-cancelable operating leases were $45.5 million. The amount of increase will depend on the magnitude of our population of operating lease commitments at the time of adoption, which could change significantly from our current commitments due to factors including future lease versus buy decisions, acquisitions, and dispositions. At December 31, 2016, lease commitments of GST and OldCo, which were reconsolidated in the current quarter, were $3.9 million.

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
We plan to adopt the guidance using the modified retrospective transition alternative provided in the standard, meaning that contracts open during the transition period that will continue beyond the effective date are evaluated for impact in transition to the new guidance. Based upon review of our current contract portfolio, we do not expect the transition impact of adopting the new guidance will be material to EnPro. Many of the affected service contracts mentioned above are over relatively short periods of time and not for large amounts of consideration, and we currently have only a single engine contract that we have determined to have multiple performance obligations that are distinct within the context of the contract. However, to the extent we enter new contracts that fit the above criteria in the future, the standard's impact on the timing of our revenue recognition could be more significant.

2.	Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC
The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor was an inactive and insolvent indirect subsidiary of EnPro's then-direct subsidiary, Coltec Industries Inc ("Coltec"). Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers had been managed through another subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the "GST Petition Date"), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court"). The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated that Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of the Company’s major business units, would be distributed to a new direct subsidiary of the Company, which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017 (the "OldCo Petition Date"), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). On

February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Joint Plan was consummated on July 31, 2017. For more detail on the terms of the Joint Plan, see Note 17 - "Commitments and Contingencies - Asbestos - Joint Plan of Reorganization."
During the pendency of the GST Chapter 11 Case and the related OldCo Chapter 11 Case, which are described further in Note 17 – "Commitments and Contingencies – Asbestos," certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
Reconsolidation
GST and OldCo were reconsolidated upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017. The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. The primary businesses comprising GST will be managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST will be managed by the Technetics and Stemco divisions within this segment, by the Compressor Products International ("CPI") division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.

The following table presents the preliminary fair value of the net assets of GST and OldCo acquired. These estimates are subject to the final completion of the valuation process for GST and OldCo:

(in millions)
Accounts receivable	$22.9
Inventories	29.2
Property, plant and equipment	63.2
Goodwill	132.6
Other intangible assets	180.8
Other assets	167.0
Liabilities assumed	(110.5)
Total purchase price	$485.2
In accordance with GAAP, the purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. In the reconsolidation, the investment in GST and OldCo is deemed to be exchanged for our exclusive control of these businesses. No cash is transferred in the reconsolidation transaction, other than the reconsolidation of GST's and OldCo's cash and cash equivalents at that date. The purchase price was allocated to the assets and liabilities reconsolidated with these businesses based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $132.6 million, none of which is expected to be tax deductible given the nature of the transaction. See Note 8 - "Goodwill and Other Intangible Assets" for information on goodwill by reportable segment from this transaction. The goodwill recognized in this transaction is primarily attributable to intangible assets that do not qualify for separate recognition.
Identifiable intangible assets acquired as part of the acquisition were $180.8 million, including $40.4 million of indefinite-lived trade names and $140.4 million of definite-lived intangible assets. Definite-lived intangible assets included customer relationships of $85.4 million, proprietary technology of $50.8 million, and a favorable supply agreement valued at $4.2 million. The definite-lived intangible assets have an initial weighted average amortization period of 15 years for each class.

Post-reconsolidation sales of $35.5 million and income before taxes of $3.3 million attributable to GST and OldCo are included in our Consolidated Statement of Operations for the quarter and nine months ended September 30, 2017. The following unaudited supplemental pro forma condensed consolidated financial results of operations for the Company for the quarters and nine months ended September 30, 2017 and 2016, are presented as if the reconsolidation had been completed on January 1, 2016:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Pro forma net sales	$355.0	$331.1	$1,039.9	$1,018.1
Pro forma net income	$9.0	$14.5	$43.4	$515.2
Pro forma earnings per share - basic	$0.42	$0.67	$2.03	$23.74
Pro forma earnings per share - diluted	$0.41	$0.67	$2.00	$23.52

The 2017 supplemental pro forma net income was adjusted to exclude $3.8 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2016 supplemental pro forma net income was adjusted to include these charges. Pro forma net income for the nine months ended September 30, 2016 also includes the gain on reconsolidation discussed further below, as well as the tax impact of the reconsolidation discussed in Note 4 - "Income Taxes."

The supplemental pro forma net income for the quarters and nine months ended September 30, 2017 and 2016 was also adjusted to exclude a combined $1.3 million, $7.1 million, $(16.8) million and $145.9 million, respectively, of non-recurring expenses (credits) associated with the aforementioned asbestos claims resolution process recorded at EnPro and at GST and OldCo, as the process is assumed to have concluded in order for the reconsolidation to occur. The amount adjusted for the nine months ended September 30, 2017 is inclusive of $24.7 million of credits for insurance reimbursements that became realizable for GST and OldCo in the current year. The amount adjusted for the nine months ended September 30, 2016 is inclusive of charges of $80.0 million and $49.5 million recorded by EnPro and GST, respectively, in that year in association with the Joint Plan to resolve current and future asbestos claims and the agreement with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates. The remaining amount adjusted for each year consists of charges for Chapter 11 case-related fees and expenses including attorneys' and experts' fees and fees associated with the administration of Garrison. Please see Note 17 – "Commitments and Contingencies – Asbestos – Joint Plan of Reorganization" for further information on these settlements and insurance reimbursements.

These unaudited supplemental pro forma financial results have been prepared for comparative purposes only. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2016, or of future results of the consolidated entities.
Associated with the reconsolidation of GST and OldCo, we recorded a pretax gain of $534.4 million. The amounts comprising the gain include:

(in millions)
Gain on revaluation of investment in GST and OldCo	$248.3
Elimination of net amounts payable to GST and OldCo at reconsolidation date	286.1
Total	$534.4
The gain on revaluation of our investment in GST and OldCo is the difference between the above-noted fair value of the investment and its book value of $236.9 million as of the date of reconsolidation. Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from the EnPro results, EnPro Holdings, Inc. ("EnPro Holdings"), a subsidiary of EnPro, had entered into a keep well agreement with OldCo under which it unconditionally agreed to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we recorded a liability on our Consolidated Balance sheet that represented this obligation related to our investment in OldCo. The liability balance of $15.6 million at the reconsolidation date was reduced from its balance at June 30, 2017 due to equity funding provided by us to OldCo in order for it to fund its initial $50 million payment in July 2017 to the trust established under the Joint Plan.
The portion of the gain attributable to elimination of net amounts payable to GST and OldCo is based upon the balances in EnPro's amounts due to and from GST and OldCo as of that date, including the notes payable to GST and related accrued interest, income tax receivable from GST, and other payables to and receivables from GST that arose in the normal course of business.

Financial Results
As the GST Chapter 11 Case and OldCo Chapter 11 Case were being administered jointly and the Joint Plan is applicable in both such cases, the financial information below combines the results of operations and cash flows of OldCo with GST LLC and Garrison for periods after the OldCo Petition Date.
Condensed combined financial information for GST and OldCo is set forth below, presented on a historical cost basis. For 2017, the Condensed Combined Statements of Operations and Condensed Combined Statement of Cash Flows reflect the results of operations and cash flows for GST and OldCo for the period time where they were not consolidated in our reported results (from January 1, 2017 through July 31, 2017 for GST and, for OldCo, after the OldCo Petition Date through July 31, 2017). Likewise, as GST and OldCo were included in our reported balance sheet as of September 30, 2017, no Condensed Combined Balance Sheet is provided as of this date.
Note that because the OldCo Chapter 11 Case had not commenced as of December 31, 2016, OldCo's assets and liabilities are excluded as of December 31, 2016. Its results of operations and cash flows are excluded from the Condensed Combined Statements of Operations for the quarter and nine months ended September 30, 2016, and the Condensed Combined Statement of Cash Flows for the nine months ended September 30, 2016.
GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Operations (Unaudited)
(in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$15.3	$49.2	$125.9	$150.9
Cost of sales	9.6	31.3	77.9	95.3
Gross profit	5.7	17.9	48.0	55.6
Operating expenses:
Selling, general and administrative	3.7	10.0	24.5	31.3
Asbestos-related	(0.4)	0.1	(24.0)	50.1
Other	—	0.1	0.1	0.4
Total operating expenses	3.3	10.2	0.6	81.8
Operating income (loss)	2.4	7.7	47.4	(26.2)
Interest income, net	3.1	8.4	21.5	25.3
Income (loss) before reorganization expenses and income taxes	5.5	16.1	68.9	(0.9)
Reorganization expenses	(1.1)	(6.8)	(5.6)	(14.8)
Income (loss) before income taxes	4.4	9.3	63.3	(15.7)
Income tax benefit (expense)	(3.0)	(3.7)	(24.3)	5.9
Net income (loss)	$1.4	$5.6	$39.0	$(9.8)
Comprehensive income (loss)	$4.4	$5.0	$49.1	$(9.0)

GST and OldCo
(Debtors-in-Possession)
Condensed Combined Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2017 and 2016
(in millions)

	2017	2016
Net cash provided by (used in) operating activities	$(363.3)	$32.9
Investing activities
Purchases of property, plant and equipment	(1.8)	(5.1)
Proceeds from (payments on) loans to affiliates	43.6	(5.2)
Proceeds from (purchases of) held-to-maturity securities	250.3	(50.5)
Opening cash from OldCo	4.8	—
Other	0.1	(0.2)
Net cash provided by (used in) investing activities	297.0	(61.0)
Financing activities
Capital contribution from parent	45.2	—
Net cash provided by financing activities	45.2	—
Effect of exchange rate changes on cash and cash equivalents	2.4	1.4
Net decrease in cash and cash equivalents	(18.7)	(26.7)
Cash and cash equivalents at beginning of period	59.5	71.9
Cash and cash equivalents at end of period	$40.8	$45.2

GST
(Debtor-in-Possession)
Condensed Combined Balance Sheet (Unaudited)
(in millions)

December 31, 2016
Assets:
Notes receivable from affiliate - current	$12.7
Other current assets	425.9
Asbestos insurance receivable	49.0
Deferred income taxes	126.0
Notes receivable from affiliate	283.2
Other assets	67.0
Total assets	$963.8
Liabilities and Shareholder’s Equity:
Current liabilities	$40.3
Other liabilities	126.0
Liabilities subject to compromise (A)	388.6
Total liabilities	554.9
Shareholder’s equity	408.9
Total liabilities and shareholder’s equity	$963.8

(A) Liabilities subject to compromise include pre-petition unsecured claims which may be resolved at amounts different from those recorded in the condensed combined balance sheet. Liabilities subject to compromise consist principally of asbestos-related claims. Per the terms of the comprehensive settlement agreement with the appointed committee representing current asbestos claimants and the court-appointed representative of future claimants in the GST asbestos claims resolution process pending before the Bankruptcy Court, GST had accrued $387 million as of December 31, 2016 for asbestos-related claims. The accrual included (a) $370 million to be contributed to the trust for present and future asbestos claims against GST plus litigation and administrative expenses, and (b) $17 million for the resolution of all current and future Canadian asbestos claims alleging disease resulting in whole or in part from exposure to GST asbestos-containing products. See Note 17, “Commitments and Contingencies — Asbestos — Joint Plan of Reorganization."

3.	Acquisitions
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
The following table presents the purchase price allocation of the Qualiseal acquisition:

(in millions)
Accounts receivable	$1.6
Inventories	3.3
Property, plant and equipment	1.4
Goodwill	9.7
Other intangible assets	24.0
Liabilities assumed	(0.5)
Total purchase price	$39.5
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
On October 12, 2017, we acquired 100% of the stock of Commercial Vehicle Components Co., Ltd. ("CVC"), a manufacturer of air disc brake and medium duty hydraulic disc brake pads for the heavy duty and light commercial vehicle aftermarket. CVC will be managed as part of our Stemco division within the Sealing Products segment. Due to the recency of the transaction, the initial accounting for this acquisition is incomplete.

Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

4.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including the reconsolidation of the GST and OldCo entities and losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This effective tax rate is generally lower than U.S. statutory tax rates primarily due to the earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed, and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions.
During the third quarter of 2017, our effective tax rate was 9.3% as we recorded income tax expense of $50.5 million on pre-tax income of $540.7 million. The reduction in the effective tax rate is primarily due to the significant discrete items recorded in the current quarter including the $534.4 million non-taxable gain on the reconsolidation of the GST and OldCo entities and the $21.2 million benefit of the reversal of the deferred tax liability initially recorded on our investment in GST when GST was deconsolidated in June 2010. This reduction is partially offset by the $72.7 million tax charge associated with the step up of GST and OldCo's net assets to fair value upon the reconsolidation.
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
During the first nine months of 2017, our effective tax rate was 9.9% as we recorded income tax expense of $55.7 million on pre-tax income of $561.3 million. The lower effective tax rate is primarily due to the significant discrete items recorded in the third quarter of 2017 as discussed above.
During the first nine months of 2016, our effective tax rate was 42.3% as we recorded an income tax benefit of $27.2 million on pre-tax loss of $64.4 million. The volatility during this nine-month period is a result of our geographical mix of pre-tax losses in the U.S., a higher tax jurisdiction, and pre-tax profits in lower tax jurisdictions.
In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of one of our U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit.  Various foreign and state tax returns are also currently under examination and some of these exams may conclude within the next twelve months.  The final outcomes of these audits are not yet determinable; however, management believes assessments that may arise will not have a material effect on our financial results.
.

5.	Earnings (Loss) Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$490.2	$6.0	$505.6	$(37.2)
Denominator:
Weighted-average shares – basic	21.3	21.5	21.4	21.7
Share-based awards	0.5	0.2	0.3	—
Weighted-average shares – diluted	21.8	21.7	21.7	21.7
Earnings (loss) per share:
Basic	$22.98	$0.28	$23.68	$(1.71)
Diluted	$22.49	$0.28	$23.32	$(1.71)
In the nine months ended September 30, 2016, there was a loss attributable to common shares. There were 0.2 million potentially dilutive shares excluded for the nine months ended September 30, 2016 since they were antidilutive.

6.	Inventories

	September 30, 2017	December 31, 2016
	(in millions)
Finished products	$122.9	$108.1
Work in process	36.2	23.7
Raw materials and supplies	57.5	49.3
	216.6	181.1
Reserve to reduce certain inventories to LIFO basis	(9.8)	(12.1)
Manufacturing inventories	206.8	169.0
Incurred costs relating to long-term contracts	8.3	13.6
Progress payments related to long-term contracts	(4.3)	(7.2)
Net balance associated with completed-contract inventories	4.0	6.4
Total inventories	$210.8	$175.4
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

7.	Long-Term Contracts
Additional information regarding engine contracts accounted for under the percentage-of-completion (“POC”) method is as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$321.4	$260.7
Cumulative billings on uncompleted POC contracts	280.1	231.6
	$41.3	$29.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2017	December 31, 2016
	(in millions)
Accounts receivable, net (POC revenue recognized in excess of billings)	$45.3	$31.4
Accrued expenses (billings in excess of POC revenue recognized)	(4.0)	(2.3)
	$41.3	$29.1
Additional information regarding an engine contract accounted for under the completed-contract method is as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Incurred costs relating to long-term contract	$0.3	$0.1
Progress payments related to long-term contract	(0.9)	(1.0)
Net balance associated with completed-contract inventories	$(0.6)	$(0.9)

Incurred costs related to long-term contract in the table above represent inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where customer billings exceed costs incurred.
Progress payments related to the long term contract in the table above are either advanced billings or milestone billings to the customer on a contract accounted for under the completed-contract method. Upon shipment of the completed engine, revenue associated with the engine will be recognized, and the incurred inventoried costs and progress payments will be relieved.
At September 30, 2017 and December 31, 2016, progress payments related to long-term contract shown above were in excess of incurred costs resulting in net liability balances. As such, the net liability balances are reflected in accrued expenses on the accompanying Consolidated Balance Sheets. Refer to Note 6, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At September 30, 2017 and December 31, 2016, deposits and progress payments for long lead time components totaled $2.7 million and $0.8 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

8.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2017, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2016	$185.3	$9.1	$7.1	$201.5
Change due to acquisition	9.7	—	—	9.7
Reconsolidation of GST and OldCo	125.9	1.8	4.9	132.6
Change due to foreign currency translation	0.9	—	—	0.9
Goodwill as of September 30, 2017	$321.8	$10.9	$12.0	$344.7

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of September 30, 2017 and December 31, 2016.
Identifiable intangible assets are as follows:

	As of September 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$314.0	$134.7	$216.2	$122.0
Existing technology	110.5	35.5	63.0	31.0
Trademarks	35.7	21.6	35.4	19.6
Other	28.5	22.9	23.2	22.1
	488.7	214.7	337.8	194.7
Indefinite-Lived:
Trademarks	79.3	—	33.8	—
Total	$568.0	$214.7	$371.6	$194.7
Amortization expense for the quarters ended September 30, 2017 and 2016 was $6.9 million and $5.3 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $17.1 million and $15.8 million, respectively.

9.	Accrued Expenses

	September 30, 2017	December 31, 2016
	(in millions)
Salaries, wages and employee benefits	$53.8	$40.0
Interest	1.6	38.1
Customer advances	8.6	5.3
Income and other taxes	16.8	11.2
Other	38.9	36.4
	$119.7	$131.0

10.	Related Party Transactions
On the GST Petition Date, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC", required certain intercompany indebtedness described below to be reflected on our Consolidated Balance Sheets.
As of December 31, 2016, Coltec Finance Company Ltd., a wholly-owned subsidiary of EnPro Holdings, had aggregate, short-term borrowings of $26.2 million from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bore interest based on the applicable one-month interbank offered rate for each foreign currency involved. With the reconsolidation of GST in the third quarter, these borrowings are now intercompany and are therefore not reflected on our Consolidated Balance Sheet as of September 30, 2017.
Effective as of January 1, 2010, Coltec Industries Inc ("Coltec") entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. In connection with the Coltec Restructuring described in Note 17, "Commitments and Contingencies — Asbestos — Joint Plan of Reorganization", the obligations of OldCo, as the successor by merger to Coltec, under the Notes Payable to GST were assumed by EnPro Holdings and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
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
The Coltec Note is secured by EnPro Holdings' pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. With the reconsolidation of GST in the third quarter, these borrowings are now intercompany and are therefore not reflected on our Consolidated Balance Sheet as of September 30, 2017.
We regularly transacted business with GST through the purchase and sale of products while it was not consolidated in EnPro's financial statements. We also provided services for GST including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We have agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current income tax accounting guidance. This method generally allocates taxes to GST as if it were a separate taxpayer. As a result, at December 31, 2016 we carried an income tax receivable from GST related to this allocation. We did not carry a receivable at September 30, 2017 on our consolidated balance sheet as a result of the reconsolidation of GST.
As discussed further in Note 17, "Commitments and Contingencies - Asbestos - Joint Plan of Reorganization," on January 30, 2017, OldCo filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We provided similar services to OldCo to those mentioned above for GST during the period from the OldCo Petition Date through the consummation of the Joint Plan, when it was reconsolidated into EnPro, but on a much less extensive basis due to OldCo's limited operations.
Amounts included in our consolidated financial statements arising from transactions with GST and OldCo during the periods which they were not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Quarters Ended September 30,		Nine Months Ended September 30,
Description		2017	2016	2017	2016
		(in millions)
Sales to GST	Net sales	$2.5	$6.8	$20.8	$20.4
Purchases from GST	Cost of sales	$1.4	$4.0	$12.2	$13.2
Interest expense to GST	Interest expense	$3.0	$8.4	$20.6	$25.0

Description	Consolidated Balance Sheets Caption	December 31, 2016
		(in millions)
Due from GST	Accounts receivable, net	$21.4
Income tax receivable from GST	Deferred income taxes and income tax receivable	$119.0
Due from GST	Other assets	$1.4
Due to GST	Accounts payable	$6.3
Accrued interest to GST	Accrued expenses	$32.6

11.	Long-Term Debt
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

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility (described below) in order to increase availability to fund future capital requirements, including those funding requirements associated with the Joint Plan of OldCo and GST, which are described in Note 17, "Commitments and Contingencies — Asbestos — Joint Plan of Reorganization."
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of September 30, 2017.
The borrowing availability under our Revolving Credit Facility at September 30, 2017 was $169.7 million after giving consideration to $14.5 million of outstanding letters of credit and $115.8 million of outstanding revolver borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 17, "Commitments and Contingencies — Asbestos — Joint Plan of Reorganization." Permitted borrowers under the Revolving Credit Facility now include EnPro Holdings in addition to EnPro. Each of our domestic consolidated subsidiaries is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has provided such a guarantee.

12.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2017 and 2016, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost	$1.2	$1.0	$—	$0.1	$3.3	$3.2	$0.1	$0.3
Interest cost	3.3	3.2	—	—	9.3	9.5	0.1	0.2
Expected return on plan assets	(5.2)	(4.3)	—	—	(14.3)	(12.7)	—	—
Amortization of prior service cost	0.1	—	0.1	—	0.1	—	0.1	—
Amortization of net loss	1.8	1.7	—	—	5.4	5.1	—	—
Deconsolidation of GST	—	(0.2)	—	—	(0.3)	(0.7)	—	—
Net periodic benefit cost	$1.2	$1.4	$0.1	$0.1	$3.5	$4.4	$0.3	$0.5
For the nine months ended September 30, 2017, we contributed $8.8 million to our U.S. defined benefit pension plans. Contributions of $14.8 million were made in the corresponding prior year period. Based upon available information, which is subject to change, we do not expect to make further contributions to our U.S. defined benefit pension plan in the fourth quarter of 2017.

13.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $14.3 million were made during the nine months ended September 30, 2017.
In October 2017, our board of directors authorized a dividend of $0.22 per share, payable on December 20, 2017 to all shareholders of record as of December 6, 2017.
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2017, we repurchased 0.2 million shares for $11.5 million, all of which settled during the period. The remaining amount of authorized purchases in the program at September 30, 2017 was $2.8 million. The program authorization expired in October 2017, with no further purchases made after September 30, 2017.
Also in October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program authorization will expire in October 2020.

14.	Business Segment Information

We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, custom-engineered mechanical seals for applications in the aerospace industry and other markets, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems.

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

Segment operating results and other financial data for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Sales
Sealing Products	$213.7	$175.3	$584.3	$532.6
Engineered Products	75.5	65.7	226.3	213.5
Power Systems	55.4	52.5	139.4	157.2
	344.6	293.5	950.0	903.3
Intersegment sales	(0.9)	(0.8)	(2.9)	(2.5)
Net sales	$343.7	$292.7	$947.1	$900.8
Segment Profit
Sealing Products	$23.5	$23.1	$65.0	$62.4
Engineered Products	7.7	2.9	25.4	10.4
Power Systems	8.2	7.3	20.6	15.5
Total segment profit	39.4	33.3	111.0	88.3
Corporate expenses	(9.7)	(6.4)	(24.3)	(21.9)
Asbestos settlement	—	—	—	(80.0)
Gain on reconsolidation of GST and OldCo	534.4	—	534.4	—
Interest expense, net	(10.3)	(14.0)	(41.2)	(41.0)
Other expense, net	(13.1)	(2.9)	(18.6)	(9.8)
Income (loss) before income taxes	$540.7	$10.0	$561.3	$(64.4)
Segment assets are as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Sealing Products	$1,088.3	$636.4
Engineered Products	231.2	210.0
Power Systems	196.3	164.8
Corporate	326.6	535.2
	$1,842.4	$1,546.4

15.	Fair Value Measurements
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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2017	December 31, 2016
	(in millions)
Assets
Time deposits	$32.3	$26.0
Deferred compensation assets	7.3	7.0
	$39.6	$33.0
Liabilities
Deferred compensation liabilities	$8.5	$8.3
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$560.6	$587.1	$425.0	$439.1
Notes payable to GST	$—	$—	$295.9	$302.7
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active. The notes payable to GST computations would be considered Level 2 since they are based on rates available to us for debt with similar terms and maturities.
Assets measured on a nonrecurring basis

Long-lived Assets. We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the poor performance of the ATDynamics ("ATD") business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we determined that a test of ATD's recoverability was required.

An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value.  We estimated the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we used an income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain intangible assets.  We classified these fair value measurements as Level 3.

As a result of this test, certain of ATD's definite-lived intangible assets were determined to be impaired, and were valued in total at $1.7 million, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value. The loss is reflected in other expense (operating) in the Consolidated Statement of Operations.
Investment in GST and OldCo. As discussed further in Note 2 - "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC - Reconsolidation," the transaction to reconsolidate GST and OldCo into our reported financial results involved the measurement of the fair value of our investment in GST and OldCo as of July 31, 2017. The transaction is accounted for under the authoritative guidance for business combinations, and the investment's fair value of $485.2 million at this date is the deemed purchase price.
The fair value was determined using a combination of a market approach based upon a multiple of GST and OldCo's trailing forecasted financial performance for fiscal 2017, and an income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates and discount rates. As a result, the valuation of the investment in GST is considered Level 3 due to the absence of quoted market prices or observable inputs.

16.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(7.8)	$(47.7)	$(55.5)
Other comprehensive income before reclassifications	3.4	—	3.4
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income	3.4	1.3	4.7
Ending balance	$(4.4)	$(46.4)	$(50.8)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(9.0)	$(47.1)	$(56.1)
Other comprehensive loss before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income (loss)	(0.4)	1.0	0.6
Ending balance	$(9.4)	$(46.1)	$(55.5)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	16.8	—	16.8
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current-period other comprehensive income	16.8	3.3	20.1
Ending balance	$(4.4)	$(46.4)	$(50.8)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2016 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.9)	$(49.2)	$(54.1)
Other comprehensive loss before reclassifications	(4.3)	—	(4.3)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	3.1	2.9
Net current-period other comprehensive income (loss)	(4.5)	3.1	(1.4)
Ending balance	$(9.4)	$(46.1)	$(55.5)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Amortization of pension and other postretirement plans:
Actuarial losses	$1.8	$1.7	$5.4	$5.1	(1)
Prior service costs	0.2	—	0.2	—	(1)
Total before tax	2.0	1.7	5.6	5.1
Tax benefit	(0.7)	(0.7)	(2.3)	(2.0)	Income tax expense
Net of tax	$1.3	$1.0	$3.3	$3.1
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$—	$—	$(0.2)	Other non-operating expense

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 12, “Pensions and Postretirement Benefits” for additional details).

17.	Commitments and Contingencies
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience of the Company and engaged specialists in the remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed at least once a quarter at the end of each quarter and adjusted to reflect additional technical data and additional legal information available. As of September 30, 2017 and December 31, 2016, we had accrued liabilities of $24.8 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec described below in "— Asbestos — Joint Plan of Reorganization." The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed the Company that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. At September 30, 2017, we increased the reserve by $1.9 million to a balance of $4.0 million in anticipation of entering into an agreement with the EPA to perform investigations to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017, we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at September 30, 2017 is $1.8 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2017 and 2016 are as follows:

	2017	2016
	(in millions)
Balance at beginning of year	$5.0	$4.8
Net charges to expense	1.4	3.3
Settlements made	(1.7)	(3.4)
Balance at end of period	$4.7	$4.7
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France.

We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR plus a potential undetermined amount of apportioned proceeding expenses, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of 0.4 million EUR associated with this matter, which was established in the second quarter of 2016.
Asbestos
Background on Asbestos-Related Litigation. The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither we nor any of our subsidiaries other than GST LLC and Anchor had ever paid an asbestos claim.
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
Subsidiary Chapter 11 Filings and Effect. On the GST Petition Date, GST LLC, Garrison and Anchor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process. See “— Joint Plan of Reorganization,” below, for a description of the comprehensive consensual settlement that we announced on March 17, 2016 to resolve current and future asbestos claims and the Joint Plan filed in the GST Chapter 11 Case to implement such settlement. As contemplated by the Joint Plan, on the OldCo Petition Date, OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court.
As a result of the initiation of the GST Chapter 11 Case and the OldCo Chapter 11 Case, the resolution of asbestos claims against these companies was subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries had not changed since the GST Petition Date.
Joint Plan of Reorganization. On March 17, 2016, EnPro announced that it had reached a comprehensive settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The settlement was reached with the court-appointed committee representing current asbestos claimants (the “GST Committee”) and the court-appointed legal representative of future asbestos claimants (the “GST FCR”) in the GST Chapter 11 Case. Representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec also joined in the settlement. Under the settlement, the GST Committee, the GST FCR and the Coltec Representatives agreed to join GST and Coltec in proposing the Joint Plan and to ask asbestos claimants and the court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. As so modified, the Joint Plan superseded all prior plans of reorganization filed by GST with the Bankruptcy Court. The Joint Plan was consummated and became effective at 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
Before the Joint Plan could be consummated, it was required to be approved by the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the "District Court") after a vote of GST asbestos claimants and Coltec asbestos claimants in favor of the Joint Plan by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that were actually voted.

The Consensual Settlement and Joint Plan provided that the Joint Plan was a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake a corporate restructuring (the "Coltec Restructuring") and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo the Coltec Restructuring in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
On May 15, 2017, the Bankruptcy Court announced its decision recommending that the District Court confirm the Joint Plan. On June 12, 2017, the District Court issued an order confirming the Joint Plan. Prior to the Joint Plan Effective Date, the period for the filing of notice of appeal of the District Court’s confirmation order expired, with no appeal having been filed.
Pursuant to the Joint Plan, a trust (the “Trust”) was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions are guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison.
The Joint Plan permanently resolves current and future asbestos claims against GST LLC, Garrison and OldCo, as the successor by merger to Coltec, and injunctions issued under the Joint Plan protect all of EnPro and its subsidiaries from those claims, which claims are enjoined under Section 524(g) of the U.S. Bankruptcy Code. Under the Joint Plan, the Trust has assumed responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which has not conducted business operations for many years and had nominal assets, has been dissolved.
The Consensual Settlement included as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards had the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement. Prior to the Joint Plan Effective Date, the Provincial Boards provided notice of their election to accelerate the payment. After application of the discount resulting from such acceleration of payment, the settlement payment of approximately $16.7 million (U.S.) was made to the Provincial Boards on August 11, 2017.
Under the Consensual Settlement and Joint Plan, GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million. As of September 30, 2017, approximately $44.4 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings.
On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to available products hazard limits and insurance receivables covering claims against both GST and OldCo under the Garlock Coverage Block, the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the asbestos trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s $110 million of contributions to the Trust under the Joint Plan. Under the settlements, the two carriers were obligated to make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan, which payments were made in August 2017. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan, with the successor entities being entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims). In August 2017, the Fairbanks Morse Pump successors and EnPro Holdings, as the successor to OldCo, agreed to permit accelerated settlements of the installments upon the lump sum payment of $3 million made to EnPro Holdings in August 2017, with the Fairbanks Morse Pump successors surrendering any right to recoup the amount of such payment from the additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976.
Insurance Coverage Available to GST. At September 30, 2017, we had $44.4 million of insurance coverage we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. GST has collected insurance payments totaling $152.3 million since the GST Petition Date. We consider the $44.4 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $44.4 million, $8.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $29.4 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $44.4 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $19.2 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million

We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage in the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. The magistrate judge recently issued a decision denying the petitioning insurer's motion to compel arbitration, and holding that the arbitration clause in the policy was deleted by an endorsement. We expect the insurer to seek review of that ruling by the district court judge.
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $44.4 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

18.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of the Senior Notes and in March 2017 we completed the offering of the Additional Notes. The Senior Notes and the Additional Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes or the Additional Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Senior Notes and the Additional Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes and the Additional Notes; (iii) the legal defeasance or covenant defeasance of the Senior Notes and the Additional Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244.3	$133.0	$(33.6)	$343.7
Cost of sales	—	173.1	89.0	(33.6)	228.5
Gross profit	—	71.2	44.0	—	115.2
Operating expenses:
Selling, general and administrative	9.4	45.9	30.4	—	85.7
Other	0.7	9.7	0.6	—	11.0
Total operating expenses	10.1	55.6	31.0	—	96.7
Operating income (loss)	(10.1)	15.6	13.0	—	18.5
Interest income (expense), net	(6.8)	(4.2)	0.7	—	(10.3)
Gain on reconsolidation of GST and OldCo	—	534.4	—		534.4
Other expense	—	(1.9)	—	—	(1.9)
Income (loss) before income taxes	(16.9)	543.9	13.7	—	540.7
Income tax benefit (expense)	5.2	(35.2)	(20.5)	—	(50.5)
Income (loss) before equity in earnings of subsidiaries	(11.7)	508.7	(6.8)	—	490.2
Equity in earnings of subsidiaries, net of tax	501.9	(6.8)	—	(495.1)	—
Net income (loss)	$490.2	$501.9	$(6.8)	$(495.1)	$490.2
Comprehensive income (loss)	$494.9	$506.6	$(3.5)	$(503.1)	$494.9

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$663.4	$358.2	$(74.5)	$947.1
Cost of sales	—	465.5	234.8	(74.5)	625.8
Gross profit	—	197.9	123.4	—	321.3
Operating expenses:
Selling, general and administrative	23.4	127.0	82.3	—	232.7
Other	1.4	10.7	3.3	—	15.4
Total operating expenses	24.8	137.7	85.6	—	248.1
Operating income (loss)	(24.8)	60.2	37.8	—	73.2
Interest expense, net	(18.5)	(22.7)	—	—	(41.2)
Gain on reconsolidation of GST and OldCo	—	534.4	—	—	534.4
Other expense	—	(5.1)	—	—	(5.1)
Income (loss) before income taxes	(43.3)	566.8	37.8	—	561.3
Income tax benefit (expense)	15.2	(44.6)	(26.3)	—	(55.7)
Income (loss) before equity in earnings of subsidiaries	(28.1)	522.2	11.5	—	505.6
Equity in earnings of subsidiaries, net of tax	533.7	11.5	—	(545.2)	—
Net income	$505.6	$533.7	$11.5	$(545.2)	$505.6
Comprehensive income	$525.7	$553.8	$28.1	$(581.9)	$525.7

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(103.2)	$94.8	$72.9	$(0.1)	$64.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(17.6)	(6.0)	—	(23.6)
Payments for capitalized internal-use software	—	(2.6)	—	—	(2.6)
Payments for acquisitions	—	(39.5)	—	—	(39.5)
Reconsolidation of GST and OldCo	—	41.1	—		41.1
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Capital contribution to OldCo	—	(45.2)	—	—	(45.2)
Other	—	—	0.4	—	0.4
Net cash used in investing activities	—	(68.6)	(5.6)	—	(74.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(20.0)	32.4	(12.4)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	348.1	3.4	—	503.0
Repayments of debt	—	(407.5)	(1.8)	—	(409.3)
Repurchase of common stock	(11.5)	—	—	—	(11.5)
Dividends paid	(14.3)	—	—	—	(14.3)
Other	(2.5)	—	—	—	(2.5)
Net cash provided by (used in) financing activities	103.2	(27.0)	(10.9)	0.1	65.4
Effect of exchange rate changes on cash and cash equivalents	—	—	9.0	—	9.0
Net increase (decrease) in cash and cash equivalents	—	(0.8)	65.4	—	64.6
Cash and cash equivalents at beginning of period	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of period	$—	$—	$176.1	$—	$176.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(51.6)	$33.9	$25.6	$—	$7.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(19.5)	(5.1)	—	(24.6)
Payments for capitalized internal-use software	—	(2.8)	(0.3)	—	(3.1)
Payments for acquisitions	—	(25.5)	(3.0)	—	(28.5)
Other	—	2.9	0.8	—	3.7
Net cash used in investing activities	—	(44.9)	(7.6)	—	(52.5)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	94.5	(95.2)	0.7	—	—
Proceeds from debt	—	297.2	6.1	—	303.3
Repayments of debt	—	(191.7)	(1.0)	—	(192.7)
Repurchase of common stock	(26.2)	—	—	—	(26.2)
Dividends paid	(13.6)	—	—	—	(13.6)
Other	(3.1)	—	—	—	(3.1)
Net cash provided by financing activities	51.6	10.3	5.8	—	67.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.7)	—	(11.7)
Net increase (decrease) in cash and cash equivalents	—	(0.7)	12.1	—	11.4
Cash and cash equivalents at beginning of period	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of period	$—	$—	$114.8	$—	$114.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$176.1	$—	$176.1
Accounts receivable, net	0.1	166.6	81.0	—	247.7
Intercompany receivables	—	28.8	9.6	(38.4)	—
Inventories	—	141.0	69.8	—	210.8
Prepaid expenses and other current assets	33.2	27.4	24.1	(13.3)	71.4
Total current assets	33.3	363.8	360.6	(51.7)	706.0
Property, plant and equipment, net	—	200.4	83.8	—	284.2
Goodwill	—	267.9	76.8	—	344.7
Other intangible assets, net	—	290.6	62.7	—	353.3
Intercompany receivables	—	9.8	5.2	(15.0)	—
Investment in subsidiaries	1,305.4	449.9	—	(1,755.3)	—
Other assets	19.1	121.0	14.2	(0.1)	154.2
Total assets	$1,357.8	$1,703.4	$603.3	$(1,822.1)	$1,842.4
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	4.4	68.1	39.3	—	111.8
Intercompany payables	—	9.6	28.8	(38.4)	—
Asbestos liability	—	80.0	—	—	80.0
Accrued expenses	13.5	71.1	48.4	(13.3)	119.7
Total current liabilities	17.9	229.0	116.5	(51.7)	311.7
Long-term debt	444.0	116.4	—	—	560.4
Intercompany payables	15.0	—	—	(15.0)	—
Other liabilities	14.4	52.6	36.9	(0.1)	103.8
Total liabilities	491.3	398.0	153.4	(66.8)	975.9
Shareholders’ equity	866.5	1,305.4	449.9	(1,755.3)	866.5
Total liabilities and equity	$1,357.8	$1,703.4	$603.3	$(1,822.1)	$1,842.4

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 57 primary manufacturing facilities located in 12 countries, including the United States.
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, custom-engineered mechanical seals for applications in the aerospace industry and other markets, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.

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
The filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims. This comprehensive consensual settlement and details of the plans of reorganization filed in the GST Chapter 11 Case, including the joint plan of reorganization (the “Joint Plan”) filed pursuant to the comprehensive consensual settlement and consummated on July 31, 2017, are described below and in "- Contingencies - Subsidiary Asbestos Bankruptcies.” As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), our subsidiary, OldCo, LLC ("OldCo"), as the successor by merger to our Coltec Industries Inc subsidiary (“Coltec”), filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
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
The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. The purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. Associated with the reconsolidation of GST and OldCo, we recorded a pretax gain of $534.4 million. The gain on revaluation of our investment in GST and OldCo is the difference between the above-noted fair value of the investment and its book value of $236.9 million as of the date of reconsolidation as well as the elimination of the net amounts payable to GST and OldCo at the reconsolidation date.
The primary businesses comprising GST will be managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST will be managed by the Technetics and Stemco divisions within this segment, by the Compressor Products International ("CPI") division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.

The assets and liabilities of both GST and OldCo are reconsolidated into the EnPro balance sheet at their estimated fair value in accordance with authoritative guidance on business acquisitions. As a result, EnPro’s consolidated financial statements include the sales, income, expenses and cash flows of both GST and OldCo beginning on July 31, 2017. Periods prior to that date are not restated to include GST and OldCo’s results.

In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency backup power at 20 of EDF’s nuclear power plants in France. From the date the contract was signed until the end of the first quarter of 2015, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision on the contract as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. For the nine months ended September 30, 2017, we recognized a decrease in the loss provision of $2.8 million, which included $7.6 million of favorability related to the strengthening of the Euro versus the U.S. Dollar offset by $4.8 million in increased projected total contract costs.

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

We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the poor performance of the ATDynamics ("ATD") business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we determined that a test of ATD's recoverability was required.

As a result of this test, certain of ATD's definite-lived intangible assets were determined to be impaired, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value. The loss is reflected in other expense (operating) on the Consolidated Statement of Operations.
In 2015, we launched a focused effort to restructure underperforming units. The initial effort focused on exiting and consolidating certain facilities in the Engineered Products segment and selectively reducing cost in the Sealing Products segment. The associated activities were substantially completed by the end of the second quarter of 2016. During the quarter ended June 30, 2016, an additional company-wide initiative to reduce cost across all operating segments and the corporate office was initiated. Although these company-wide cost reduction efforts launched in 2015 and 2016 have been completed, we continue to pursue numerous segment and corporate cost-savings initiatives on an ongoing basis.
Outlook

We continue to experience strengthening conditions in several of our core end markets, and our teams are executing well on their defined growth strategies. While five of our facilities within the Sealing Products and Engineered Products segments were adversely impacted by hurricanes in Houston and Florida during the third quarter, all facilities were fully operational within two weeks of the storms. The impact of the storms, including costs associated with property damage and the contribution margin on lost sales, was approximately $2 million. Losses in Houston exceeded our insurance deductible, and we expect insurance recovery in excess of $1 million. This expected recovery is not reflected in the accompanying financial statements. No insurance recovery is expected for our losses at two facilities in Florida, as the losses were less than our insurance deductible.

We continue to be encouraged by the positive financial performance in our Sealing Products and Engineered Products segments in the third quarter, driven by increased volumes and manufacturing efficiencies. Additionally, in Power Systems, we expect continued improved activity in the fourth quarter versus 2016 largely driven by production scheduling for key programs and increases in aftermarket parts and service.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation, strategic bolt-on acquisitions, and returning capital to shareholders through dividends and share repurchases. Additionally, we invested approximately $11.5 million in share repurchases for the nine months ended September 30, 2017 and funded a $0.22 per share dividend in each of the first three quarters of this year.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Based on the expected geographical mix of domestic losses and foreign earnings, we anticipate our annual effective tax rate for 2017 will range from 8% to 13%, inclusive of the gain recognized on the reconsolidation of the GST and OldCo entities.
Unusual or discrete tax events including the reconsolidation of the GST and OldCo entities may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
We estimate pension expense for the full year of 2017 will be approximately $5 million, which would be approximately $1 million less than in 2016. For the nine months ended September 30, 2017, we contributed $8.8 million to our U.S. defined benefit pension plan. This figure excludes $0.7 million of contributions to the Garlock pension plan prior to the reconsolidation of GST. Based upon available information, which is subject to change, we do not expect to make any contributions to our U.S. defined benefit pension plans in the fourth quarter of 2017.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Our actions to permanently resolve asbestos claims are discussed in greater detail below in “- Contingencies - Subsidiary Asbestos Bankruptcies” and our estimate of the range of contingent liabilities associated with such claims and accruals in connection with changes in that estimate are discussed below in “— Contingencies — Asbestos — Liability Estimate.”
Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Sales
Sealing Products	$213.7	$175.3	$584.3	$532.6
Engineered Products	75.5	65.7	226.3	213.5
Power Systems	55.4	52.5	139.4	157.2
	344.6	293.5	950.0	903.3
Intersegment sales	(0.9)	(0.8)	(2.9)	(2.5)
Net sales	$343.7	$292.7	$947.1	$900.8
Segment Profit
Sealing Products	$23.5	$23.1	$65.0	$62.4
Engineered Products	7.7	2.9	25.4	10.4
Power Systems	8.2	7.3	20.6	15.5
Total segment profit	39.4	33.3	111.0	88.3
Corporate expenses	(9.7)	(6.4)	(24.3)	(21.9)
Asbestos settlement	—	—	—	(80.0)
Gain on reconsolidation of GST and OldCo	534.4	—	534.4	—
Interest expense, net	(10.3)	(14.0)	(41.2)	(41.0)
Other expense, net	(13.1)	(2.9)	(18.6)	(9.8)
Income (loss) before income taxes	$540.7	$10.0	$561.3	$(64.4)

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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016 with the exception of $0.4 million, $2.2 million, $3.8 million, and $9.2 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016 also includes $0.6 million, $1.4 million, $1.9 million and $3.2 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2017 Compared to the Third Quarter of 2016
Sales of $343.7 million in the third quarter of 2017 increased 17.4% from $292.7 million in the third quarter of 2016. The following table summarizes the impact of acquisitions and divestitures and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2017 vs. Third Quarter 2016
increase/(decrease)	Acquisitions/Divestiture	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.2%	12.1%	1.0%	4.1%	17.4%
Sealing Products	0.3%	19.1%	0.6%	1.9%	21.9%
Engineered Products	—%	0.3%	3.0%	11.6%	14.9%
Power Systems	—%	3.5%	—%	2.0%	5.5%
Following are the key effects of acquisitions and divestiture (aside from the reconsolidation of GST and OldCo) on sales for the third quarter of 2017 compared to the same period in 2016:

•	Acquisition of Qualiseal in the second quarter of 2017 in the Sealing Products segment; and

•	Divestiture of our Franken Plastik business unit previously included in the Sealing Products segment at the end of 2016
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the third quarter of 2017 increased $3.3 million as compared to the same period in 2016 due primarily to increased incentive compensation costs during the quarter associated with higher projected attainment under our long-term incentive program ($1.6 million), higher projected attainment under the 2017 annual incentive plan as compared to the 2016 annual incentive plan ($0.7 million), and increased professional fees ($0.4 million).
Interest expense, net in the third quarter of 2017 decreased by $3.7 million as compared to the same period of 2016, primarily due to lower average outstanding indebtedness due to the resolution of the notes payable to GST through the reconsolidation of GST and OldCo.
Other expense, net in the third quarter of 2017 increased by $10.2 million as compared to the same period of 2016, primarily due mainly to the above-mentioned long-lived asset impairment charge of $10.1 million associated with the ATD business in our Sealing Products segment.
During the third quarter of 2017, our effective tax rate was 9.3% as we recorded income tax expense of $50.5 million on pre-tax income of $540.7 million. The reduction in the effective tax rate is primarily due to the significant discrete items recorded in the current quarter including the $534.4 million non-taxable gain on the reconsolidation of the GST and OldCo entities and the $21.2 million benefit of the reversal of the deferred tax liability initially recorded on our investment in GST when GST was deconsolidated in June 2010. The reduction is partially offset by the $72.7 million charge associated with the step up of GST and OldCo's net assets to fair value upon the reconsolidation.
During the third quarter of 2016, our effective tax rate was 39.6% as we recorded an income tax expense of $4.0 million on pre-tax income of $10.0 million. The volatility in the quarterly tax rate is the result of using annual tax rates derived from a geographic mix of pre-tax losses and income, as applied to a year-to-date ordinary loss in the prior-year quarter that exceeded the anticipated ordinary loss for the full year. The combination of mix, overall loss limitations, and small denominators resulted in an unusually high effective quarterly rate.
Net income was $490.2 million, or $22.49 per share, in the third quarter of 2017 compared to net income of $6.0 million, or $0.28 per share, in the second quarter of 2016. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $213.7 million in the third quarter of 2017 reflect a 21.9% increase compared to the $175.3 million reported in the same quarter of 2016. Sales to third parties from the reconsolidated GST businesses were $33.4 million. Excluding these sales, the benefit of acquisitions net of the divestiture of Franken Plastik ($0.5 million), and favorable foreign exchange translation ($1.1 million), sales were up 1.9% or $3.3 million due to strength in semiconductor, aerospace, food & pharmaceuticals, metals and mining, and general industrial markets, while industrial gas turbines and nuclear markets experienced continued softness in the current year.
Segment profit of $23.5 million in the third quarter of 2017 increased 1.7% from $23.1 million reported in the third quarter of 2016. Operating margins for the segment decreased from 13.2% in the third quarter of 2016 to 11.0% in the third quarter of 2017. Segment profit from the reconsolidated GST businesses was $2.9 million. Excluding this impact, the unfavorable year-over-year impact of acquisitions (net of the divestiture of Franken Plastik) and acquisition-related costs ($0.5 million), the impact of a reduction of an earnout accrual in the comparable prior year period associated with the segment's previous acquisition of Fabrico ($1.5 million), the favorable year-over-year impact of restructuring costs ($0.1 million), and the unfavorable impact of foreign exchange translation ($0.2 million), segment profit was down $0.9 million or 3.4%. The positive impact of the above-mentioned sales increase was more than offset by unfavorable mix when compared to the prior year and by increased manufacturing costs.
Engineered Products. Sales in the third quarter of 2017 increased 14.9% to $75.5 million from $65.7 million reported in the third quarter of 2016. Sales to third parties from the reconsolidated GST businesses were $0.2 million. Excluding these sales and the impact of favorable foreign exchange translation ($2.0 million), sales were up 11.6% or $7.7 million primarily due to strength in the general industrial, automotive, aerospace, and North American and European oil and gas markets.
Segment profit in the third quarter of 2017 was $7.7 million compared to $2.9 million in the third quarter of 2016, an increase of $4.8 million, or 165.5%. Operating margins for the segment were 10.2%, which was up from the 4.4% reported in the third quarter of 2016. Segment profit from the reconsolidated GST businesses was $0.1 million. Excluding this impact, the favorable impact of current quarter foreign exchange translation ($0.3 million), and the favorable year-over-year impact of restructuring costs ($1.5 million) segment profit increased $2.9 million, or 67.3%, due mainly to the aforementioned sales increase (approximately $5 million). Partially offsetting this impact were increased manufacturing costs ($1.4 million) and increased incentive compensation accruals related to higher projected attainment under 2017 annual incentive plans ($1.0 million).
Power Systems. Sales of $55.4 million in the third quarter of 2017 increased $2.9 million, or 5.5%, from $52.5 million in the third quarter of 2016. Sales to third parties from the reconsolidated GST businesses were $1.8 million. Excluding these sales, sales increased $1.1 million, or 2.0%. The overall sales increase was driven by increased aftermarket parts and services revenues ($3.6 million) partially offset by a decrease in engine revenues. Price increases positively impacted sales by approximately $1 million.
The segment reported a profit of $8.2 million in the third quarter of 2017 compared to $7.3 million in the third quarter of 2016, a increase of 12.3%. Operating margins for the segment were 14.8% in the third quarter of 2017. Segment profit from the reconsolidated GST businesses was $0.5 million. Excluding this impact, segment profit was positively affected by the mix of higher margin parts sales within total sales for the quarter ($1.3 million), as well as the aforementioned price increases. These factors were offset by an increase in the loss provision on the EDF contract of $0.8 million in the current quarter compared no change in the comparable prior year period, and by lower margin percentages realized on engine contract revenue in comparison to prior year. The assessment of total EDF contract loss for the third quarter of 2017 included a positive foreign exchange effect of $2.3 million due to the weakening of the U.S. Dollar versus the Euro.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Sales of $947.1 million in the first nine months of 2017 increased 5.1% from $900.8 million in the first nine months of 2016. The following table summarizes the impact of acquisitions and divestitures and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
increase/(decrease)	Acquisitions/Divestiture	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.5%	3.9%	(0.4)%	1.1%	5.1%
Sealing Products	0.8%	6.3%	(0.3)%	2.9%	9.7%
Engineered Products	(0.1)%	0.1%	(0.7)%	6.7%	6.0%
Power Systems	—%	1.2%	—%	(12.5)%	(11.3)%
Following are the key effects of acquisitions and divestiture (aside from the reconsolidation of GST and OldCo) on sales for the first nine months of 2017 compared to the same period in 2016:

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
Corporate expenses for the first nine months of 2017 increased $2.4 million as compared to the same period in 2016. The increase was driven primarily by increased incentive compensation costs during the current year associated with higher projected attainment under our long-term incentive program ($2.7 million) and higher projected attainment under the 2017 annual incentive plan as compared to the 2016 annual incentive plan ($1.4 million) offset in part by lower compensation expense associated with 2016 headcount reductions ($1.0 million), the year-over-year impact of restructuring costs incurred in the prior year associated with those reductions ($0.7 million), and other administrative cost reductions.
Interest expense, net in the first nine months of 2017 increased by $0.2 million as compared to the same period of 2016, primarily due to higher average outstanding indebtedness.
Other expense, net in the first nine months of 2017 increased by $8.8 million as compared to the same period of 2016, due mainly to the above-mentioned long-lived asset impairment charge of $10.1 million associated with the ATD business in our Sealing Products segment offset partially by a decrease in costs associated with previously divested businesses, including legal and environmental remediation costs.

During the first nine months of 2017, our effective tax rate was 9.9% as we recorded income tax expense of $55.7 million on pre-tax income of $561.3 million. The lower effective tax rate is primarily due to the significant discrete items recorded in the third quarter of 2017 as discussed above.
During the first nine months of 2016, our effective tax rate was 42.3% as we recorded an income tax benefit of $27.2 million on pre-tax loss of $64.4 million. The volatility during this nine-month period is a result of our geographical mix of pre-tax losses in the U.S., a higher tax jurisdiction, and pre-tax profits in lower tax jurisdictions.
Net income was $505.6 million, or $23.32 per share, in the first nine months of 2017 compared to net loss of $37.2 million, or $1.71 per share, in the same period of 2016.
Following is a discussion of operating results for each segment during the first nine months of 2017:
Sealing Products. Sales of $584.3 million in the first nine months of 2017 reflect a 9.7% increase compared to the $532.6 million reported in the same period of 2016. Sales to third parties from the reconsolidated GST businesses were $33.4 million. Excluding these sales, the benefit of acquisitions net of the divestiture of Franken Plastik ($4.5 million) and unfavorable foreign exchange translation ($1.7 million), sales were up 2.9% or $15.4 million due to volume increases associated with strength in the semiconductor, food and pharmaceutical, and aerospace markets along with improvement in the oil and gas market. This strength was offset partially by softness in heavy-duty trucking, industrial gas turbines, and nuclear demand.
Segment profit of $65.0 million in the first nine months of 2017 increased 4.2% from $62.4 million reported in the same period of 2016. Operating margins for the segment decreased from 11.7% in the first nine months of 2016 to 11.1% in the first nine months of 2017. Segment profit from the reconsolidated GST businesses was $2.9 million. Excluding this impact, the unfavorable year-over-year impact of acquisitions and acquisition-related costs net of the Franken Plastik divestiture ($0.6 million), a year over year decrease in restructuring costs ($0.5 million), and unfavorable foreign exchange translation ($0.3 million), segment profit was relatively flat to prior year, as the impact of the increased sales was offset by unfavorable mix mainly driven by the higher semiconductor and lower industrial gas turbines and nuclear sales compared to prior year.
Engineered Products. Sales in the first nine months of 2017 increased 6.0% to $226.3 million from $213.5 million reported in the same period of 2016. Sales to third parties from the reconsolidated GST businesses were $0.2 million. Excluding these sales, the impact of unfavorable foreign exchange translation ($1.3 million) and of the divestiture of our CPI Thailand operations ($0.3 million unfavorable), sales were up 6.7% or $14.4 million primarily due to strength in the North American and European automotive market, North American oil and gas market, general industrial market, and general demand in Asia.
Segment profit in the first nine months of 2017 was $25.4 million compared to $10.4 million in the same period of 2016, an increase of $15.0 million, or 144.2%. Operating margins for the segment were 11.2%, which was up from the 4.9% reported in the first nine months of 2016. Segment profit from the reconsolidated GST businesses was $0.1 million. Excluding this impact, decreased restructuring costs ($3.8 million) due to the costs incurred in 2016 for locations exited and unfavorable current year foreign exchange translation ($0.3 million), segment profit increased $11.3 million, or 73.3%. The increase was due primarily to the higher sales volume (approximately $10 million) and lower salaries and benefits primarily from the cost-reduction efforts in 2016 ($3.2 million), partially offset by increased incentive compensation accruals related to higher projected attainment under 2017 annual incentive plans ($1.0 million)
Power Systems. Sales of $139.4 million in the first nine months of 2017 decreased $17.8 million, or 11.3%, from $157.2 million in the same period of 2016. The decrease was net of sales to third parties from the reconsolidated GST businesses of $1.8 million. The decrease was driven mainly by lower aftermarket parts revenues ($11.7 million) and engine revenues ($9.6 million) partially offset by an increase in services revenue ($3.4 million). Year-over-year comparisons for aftermarket parts were challenging due to record parts sales in the second quarter of 2016. This overall decrease was net of approximately $4 million of favorability due to parts and services price increases in the current year.
The segment reported a profit of $20.6 million in the first nine months of 2017 compared to $15.5 million in the first nine months of 2016, an increase of 32.9%. Operating margins for the segment were 14.8% in the first nine months of 2017. Segment profit from the reconsolidated GST businesses was $0.5 million. Excluding this impact, the year-over-year increase in segment profit is due to decreased manufacturing and administrative costs costs partially attributable to prior year cost-savings initiatives (approximately $4.0 million), the aforementioned parts and services price increases (approximately $4 million), lower warranty costs ($2.1 million), and to the impact to 2016 associated with the AVL legal matter ($3.0 million, inclusive of the $2.7 million settlement). Lower current year inventory costs also resulted in income from the revaluation of the segment's inventory to LIFO the first nine months of 2017 ($2.2 million). Additionally, in the nine months ended September 30, 2017, a $2.8 million reduction in the loss reserve on the EDF contract was recognized compared to a $1.8 million increase to the total contract loss in the corresponding prior year period. These positive impacts were offset mainly by the aforementioned overall sales decline ($5.8 million), and further impacted by lower margins on engine sales in 2017 than in the corresponding prior year period. The reduction of total EDF contract loss for the first nine months of 2017 included a positive foreign exchange effect of $7.6 million due to the weakening of the U.S. Dollar versus the Euro, partially offset by $4.8 million in increased estimated costs to complete the contract. The assessment for the first nine months of 2016 included a positive foreign exchange effect of $1.4 million offset by $3.2 million in increased estimated costs to complete the contract.
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
As of September 30, 2017, we held all of our $176.1 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

In February 2017, we received a private letter ruling from the Internal Revenue Service, in satisfaction of a condition of the Joint Plan, that the trust established under the Joint Plan (the "Trust") will be recognized as a “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations, and that amounts contributed to the Trust as contemplated by the Joint Plan would be deductible for federal income tax purposes in the year in which the contribution is made. Based on this ruling and section 162(a), we will deduct the Trust contributions totaling $400 million and the settlement payment of $16.7 million paid to the Canadian Provinces, net of related insurance reimbursements on our current federal tax return. Please refer to the "-Contingencies - Subsidiary Asbestos Bankruptcies" section of this analysis for further information on these contributions.

While we are currently finalizing our analysis, this deduction represents a substantial tax benefit. A portion of the benefit will offset current taxable income and the balance, representing an NOL, will be carried back and offset against taxable income in the preceding 10 years. This benefit will be realized through the filing of refund claims in conjunction with our 2017 federal tax return anticipated to be filed by end of the first quarter of 2018. The refunds are expected to be received within 90 days of filing, subject to potential delay in the event of an IRS audit review.
Cash Flows
Operating activities provided $64.4 million of cash in the first nine months of 2017 compared to $7.9 million in the same period last year. The improvement was due mainly to the contributions from higher segment profit as discussed in the previous section, lower payments for income taxes ($17.9 million) as a result of no estimated federal tax payments having been made in 2017 due to a projected federal tax loss arising from deductions related to payments under the Joint Plan and settlement of Canadian provincial claims as described above, net asbestos insurance receipts ($9.9 million) in 2017, and lower pension contributions ($6.0 million) than in the prior year.
Investing activities used $74.2 million and $52.5 million of cash during the first nine months of 2017 and 2016, respectively. The increase was mainly due to a capital contribution ($45.2 million) made to OldCo during the time in which it was deconsolidated from EnPro in order to fund OldCo's initial $50 million payment in July 2017 to the Trust along with the expenditures for the acquisition of Qualiseal in the first nine months of 2017 ($39.5 million) compared to the acquisition of Rubber Fab in the comparable prior year period ($28.5 million). These factors were offset partially by a net cash increase of $36.3 million associated with the deconsolidation of OldCo in the first quarter of 2017 and the reconsolidation of GST and OldCo in the third quarter of 2017.
Financing activities provided $65.4 million in cash in the first nine months of 2017, primarily from $149.2 million in net proceeds from the offering of the Additional Notes, offset by a payment on the GST notes during the time in which GST was deconsolidated from EnPro ($45.2 million) that contributed to GST's initial funding of the above-mentioned trust, net repayments on our revolving credit facility ($14.1 million), and by cash paid to repurchase shares ($11.5 million) and for dividends ($14.3 million). Financing activities in the first nine months of 2016 provided cash of $67.7 million, primarily from $105.7 million in net borrowings from our revolving credit facility, offset partially by cash paid to repurchase shares ($26.2 million) and for dividends ($13.6 million).
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Revolving Credit Facility expires in August 2019.
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At September 30, 2017, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
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

We were in compliance with all covenants of the Credit Facility Amendment as of September 30, 2017.
The borrowing availability at September 30, 2017, under the Revolving Credit Facility was $169.7 million, representing the full $300 million amount of the Revolving Credit Facility less $14.5 million reserved for outstanding letters of credit and $115.8 million of outstanding borrowings.
In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in " — Contingencies — Subsidiary Asbestos Bankruptcies." Permitted borrowers under the Revolving Credit Facility now include our subsidiary, EnPro Holdings, Inc., in addition to EnPro. Each of our domestic consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has provided such a guarantee.
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

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility in order to increase availability to fund future capital requirements, including those funding requirements associated with the Joint Plan, which are described in "— Contingencies — Subsidiary Asbestos Bankruptcies."

Related Party Notes. Effective as of January 1, 2010, Coltec entered into an original issue amount $73.4 million Amended and Restated Promissory Note due January 1, 2017 (the “Coltec Note”) in favor of GST LLC, and our subsidiary Stemco LP entered into an original issue amount $153.8 million Amended and Restated Promissory Note due January 1, 2017, in favor of GST LLC (the “Stemco Note”, and together with the Coltec Note, the “Notes Payable to GST”). The Notes Payable to GST amended and replaced promissory notes in the same principal amounts which were initially issued in March 2005, and which matured on January 1, 2010. In connection with the Coltec Restructuring (described in “— Contingencies — Subsidiary Asbestos Bankruptcies"), the obligations of OldCo, as the successor by merger to Coltec, under the Notes Payable to GST were assumed by EnPro Holdings, and OldCo was released from those obligations. In addition, the Coltec Note and the Stemco Note were amended to extend their maturity date to January 1, 2018.
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
The Coltec Note is secured by EnPro Holdings' pledge of certain of its equity ownership in specified U.S. subsidiaries. The Stemco Note is guaranteed by EnPro Holdings and secured by EnPro Holdings' pledge of its interest in Stemco. The Notes Payable to GST are subordinated to any obligations under the Revolving Credit Facility under existing subordination agreements which subordinate GST LLC's right to receive payment of principal on the Notes Payable to GST to the prior payment in full of all obligations under the Revolving Credit Facility. With the reconsolidation of GST in the third quarter, these borrowings are now intercompany and are therefore not reflected on our Consolidated Balance Sheet as of September 30, 2017.

Share Repurchase Program. In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2017, we repurchased 0.2 million shares for $11.5 million. Through September 30, 2017, we have purchased $47.2 million of the $50.0 million authorized, including purchases in 2015 and 2016. The remaining amount of authorized purchases in the program at September 30, 2017 was $2.8 million. The program authorization expired in October 2017, with no further purchases made after September 30, 2017.
Also in October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program authorization will expire in October 2020.
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
Garrison’s principal business historically has been to manage the defense of all asbestos-related litigation affecting our subsidiaries, principally GST LLC and Anchor, arising from their sale or use of products or materials containing asbestos, and to manage, bill and collect available insurance proceeds. When it commenced business in 1996, Garrison acquired certain assets of GST LLC and assumed certain liabilities stemming from asbestos-related claims against GST LLC. Garrison is not itself a defendant in asbestos-related litigation and has no direct liability for asbestos-related claims. Rather, it has assumed GST LLC’s liability for such claims and agreed to indemnify GST LLC from liability with respect to such claims. Anchor was a distributor of products containing asbestos and was acquired by GST LLC in 1987. Anchor has been inactive and insolvent since 1993. As contemplated by the Joint Plan, on OldCo Petition Date, OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. As required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Both GST and OldCo were reconsolidated on the effective date of the consummation of the Joint Plan, July 31, 2017.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec described below in "— Subsidiary Asbestos Bankruptcies." The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
As of September 30, 2017 and December 31, 2016, we had accrued liabilities of $24.8 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. At September 30, 2017, we increased the reserve by $1.9 million to a balance of $4.0 million in anticipation of entering into an agreement with the EPA to perform investigations to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonable vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures have been developed and approved by MDEQ. Implementation of the approved measures will begin when access is obtained to private properties where the corrective action system will be located. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017 we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at September 30, 2017 is $1.8 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
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
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. In June 2016, the expert panel issued a preliminary report on technical matters considered by the experts. This preliminary report concluded that the change in the source of the raw material was the technical cause of the performance problems claimed by BorgWarner and that GGB France was obligated to notify BorgWarner regarding the change. Separately, in November 2016, the expert panel issued a preliminary report on related financial matters. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France.
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR plus a potential undetermined amount of apportioned proceeding expenses, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of 0.4 million EUR associated with this matter, which was established in the second quarter of 2016.
Subsidiary Asbestos Bankruptcies
The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers in products produced or sold by GST LLC or Anchor, together with products produced and sold by numerous other companies. GST LLC and Anchor manufactured and/or sold industrial sealing products that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither we nor any of our subsidiaries other than GST LLC and Anchor had ever paid an asbestos claim.
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
As a result of the initiation of the GST Chapter 11 Case and the OldCo Chapter 11 Case, the resolution of asbestos claims against these companies was subject to the jurisdiction of the Bankruptcy Court. The filing of the GST Chapter 11 Case automatically stayed the prosecution of pending asbestos bodily injury and wrongful death lawsuits, and initiation of new such lawsuits, against GST. Further, the Bankruptcy Court issued an order enjoining plaintiffs from bringing or further prosecuting asbestos products liability actions against affiliates of GST, including EnPro, Coltec and all their subsidiaries, during the pendency of the GST Chapter 11 Case, subject to further order. As a result, except as a result of the resolution of appeals from verdicts rendered prior to the GST Petition Date and the elimination of claims as a result of information obtained in the GST Chapter 11 Case, the numbers of asbestos claims pending against our subsidiaries had not changed since the GST Petition Date.
On March 17, 2016, EnPro announced that it had reached a comprehensive settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The settlement was reached with the court-appointed committee representing current asbestos claimants (the “GST Committee”) and the court-appointed legal representative of future asbestos claimants (the “GST FCR”) in the GST Chapter 11 Case. Representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec also joined in the settlement. Under the settlement, the GST Committee, the GST FCR and the Coltec Representatives agreed to join GST and Coltec in proposing the Joint Plan and to ask asbestos claimants and the court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. As so modified, the Joint Plan superseded all prior plans of reorganization filed by GST with the Bankruptcy Court. The Joint Plan was consummated and became effective at 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
Before the Joint Plan could be consummated, it was required to be approved by the Bankruptcy Court and the United States District Court for the Western District of North Carolina (the "District Court") after a vote of GST asbestos claimants and Coltec asbestos claimants in favor of the Joint Plan by 75% or more in number and at least two-thirds (2/3) in dollar amount of claims that were actually voted.
The Consensual Settlement and Joint Plan provided that the Joint Plan was a prepackaged plan of reorganization as to Coltec/OldCo and that Coltec would undertake a corporate restructuring (the "Coltec Restructuring") and commence a Chapter 11 case to obtain confirmation of the Joint Plan if Coltec asbestos claimants and GST asbestos claimants voted in sufficient numbers to approve the Joint Plan. Accordingly, the Coltec asbestos claimants and GST asbestos claimants were solicited simultaneously for their vote on the approval of the Joint Plan prior to the filing of a Chapter 11 case by Coltec or OldCo. The solicitation process to obtain approval of the asbestos claimants was completed successfully on December 9, 2016, with 95.85% in number and 95.80% in amount of claims held by asbestos claimants casting valid ballots voting in favor of approval of the Joint Plan.
The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo the Coltec Restructuring in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
On May 15, 2017, the Bankruptcy Court announced its decision recommending that the District Court confirm the Joint Plan. On June 12, 2017, the District Court issued an order confirming the Joint Plan. Prior to the Joint Plan Effective Date, the period for the filing of notice of appeal of the District Court’s confirmation order expired, with no appeal having been filed.
Pursuant to the Joint Plan, the Trust was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option, exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions are guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison.

The Joint Plan permanently resolves current and future asbestos claims against GST LLC, Garrison and OldCo, as the successor by merger to Coltec, and injunctions issued under the Joint Plan protect all of EnPro and its subsidiaries from those claims, which claims are enjoined under Section 524(g) of the U.S. Bankruptcy Code. Under the Joint Plan, the Trust has assumed responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which has not conducted business operations for many years and had nominal assets, has been dissolved.
The Consensual Settlement included as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provides for an aggregate cash settlement payment to the Provincial Boards of $20 million (U.S.), payable on the fourth anniversary of the effective date of the Joint Plan. Under the Canadian Settlement, after the effective date of the Joint Plan, the Provincial Boards had the option of accelerating the payment, in which case the amount payable would be discounted from the fourth anniversary of the effective date of the Joint Plan to the payment date at a discount rate of 4.5% per annum. In return, the Provincial Boards have separately agreed to provide a covenant not to sue EnPro, any of EnPro’s affiliates or the Trust for any present or future asbestos-related claims. On February 3, 2017, the Bankruptcy Court issued an order approving the Canadian Settlement. Prior to the Joint Plan Effective Date, the Provincial Boards provided notice of their election to accelerate the payment. After application of the discount resulting from such acceleration of payment, the settlement payment of approximately $16.7 million (U.S.) was made to the Provincial Boards on August 11, 2017.
Under the Consensual Settlement and Joint Plan, GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims and for $480 million in aggregate contributions they will make to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million. As of September 30, 2017, approximately $44.4 million of available products hazard limits or insurance receivables arising from settlements with insurance carriers existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings.
On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to available products hazard limits and insurance receivables covering claims against both GST and OldCo under the Garlock Coverage Block, the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the asbestos trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s $110 million of contributions to the Trust under the Joint Plan. Under the settlements, the two carriers were obligated to make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan, which payments were made in August 2017. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan, with the successor entities being entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims). In August 2017, the Fairbanks Morse Pump successors and EnPro Holdings, as the successor to OldCo, agreed to permit accelerated settlements of the installments upon the lump sum payment of $3 million made to EnPro Holdings in August 2017, with the Fairbanks Morse Pump successors surrendering any right to recoup the amount of such payment from the additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976.
At September 30, 2017, we had $44.4 million of insurance coverage we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. GST has collected insurance payments totaling $152.3 million since the GST Petition Date. We consider the $44.4 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the $44.4 million, $8.3 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 Case and submitted to insurance companies for reimbursement, and the remainder is allocated to pending and estimated future claims. There are specific agreements in place with carriers covering $29.4 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $44.4 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $19.2 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million
We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage in the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. The magistrate judge recently issued a decision denying the petitioning insurer's motion to compel arbitration, and holding that the arbitration clause in the policy was deleted by an endorsement. We expect the insurer to seek review of that ruling by the district court judge.
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $44.4 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $6.9 million and $2.8 million at September 30, 2017 and December 31, 2016, respectively.

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The prices for some of the raw materials we purchase is subject to increase from time to time. While we have been successful in passing along some or all of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines and generator sets which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.

We conduct a significant amount of our sales and operating activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2016, we derived approximately 43% of our net sales from sales of our products outside of the U.S. In addition, we operate 57 primary manufacturing facilities located in 12 countries, including the U.S. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

•	unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;
•adverse changes in foreign tax, legal and regulatory requirements;
•difficulty in protecting intellectual property;

•
government embargoes, trade protection measures, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products or otherwise reduce our sales and harm our business;

•	cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;
•differing labor regulations;

•	political and economic instability, including instabilities associated with European sovereign debt uncertainties and the future continuity of membership of the European Union; and
•acts of hostility, terror or war.
Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, tapered roller bearings manufactured at our facilities in China that are imported into the United States before re-sale to customers are potentially subject to “anti-dumping” duties imposed by the U.S. Department of Commerce based on its periodic review and analysis of the manufacturing and selling activities of larger Chinese suppliers of these products. Such duties, if imposed, could be at levels that could materially adversely affect the commercial competitiveness of these products, which could adversely affect the business and results of operations of our Sealing Products segment.
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

The strategy of our Power Systems segment to deliver power generating systems depends on our ability to outsource various elements of the scope of this work to third parties, which may expose us to the business risks of our suppliers and subcontractors, which could have a material adverse impact on its business and results of operations.
Our Power Systems segment is implementing a strategy to offer customers power generating systems, in which it depends on third-party suppliers and subcontractors for outsourced products, components or services. The implementation of that strategy subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. In addition, business difficulties experienced by a third-party supplier or subcontractor could lead to the interruption of our ability to obtain outsourced products or services and ultimately our inability to supply products or services to these customers. Third-party supplier and subcontractor business interruptions could include, but are not limited to, work stoppages, union negotiations and other labor disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products or services in a timely manner, or at all. These factors may affect the timing and cost of completion of such projects and could adversely affect the business and results of operations of our Power Systems segment.

The strategy of our Power Systems segment includes development and commercialization of new power systems, including the Trident OPTM engine currently in development, to support growth, which involves significant investment and involves various risks and uncertainties. These new products may not achieve desired commercial or financial results.
The future growth of our Power Systems segment will depend, in part, on its ability to successfully develop and commercialize new product offerings, including the opposed piston engine currently in development which is being marketed as the Trident OP engine. Investments in developing new products such as the Trident OP engine involve varying degrees of uncertainties and risk, including whether a new product designed to meet specific performance, cost and safety criteria can be successfully developed in a cost effective manner and our ability to internally develop, or to license or purchase from third parties, technologies critical to new product development. Commercial success of new products depends on many factors, including the levels of innovation, the development costs, the levels of competition from others developing similar or other competing products (including the duration of our exclusive use of technologies critical to our new products), our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new products. We may not achieve significant revenues from new product development investments for a number of years, if at all. Moreover, new products may not be profitable, and, even if they are profitable, our operating margins from new products may not be as high as the margins we anticipate or have experienced historically.

Our products are often used in critical applications, which could expose us to potentially significant product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
Our products are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products caused the incident that is the subject of the claim. We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities, though insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers, including limitations on liability and indemnification. When obtained, such contractual protection may not be as broad as we desire, may not be supported by adequate insurance maintained by the customer, or may not be fully enforceable in the jurisdictions in which our customers are located. Such insurance or contractual protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2017	—		—		—		$4,519,735	(1)
August 1 - August 31, 2017	17,494	(1)	$69.54	(1)	17,494	(1)	$3,303,203	(1)
September 1 – September 30, 2017	7,580	(1) (2)	$70.48	(1) (2)	7,000	(1)	$2,815,233	(1)
Total	25,074	(1) (2)	$69.83	(1) (2)	24,494	(1)	$2,815,309	(1)

(1)
On October 28, 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 29, 2015. Pursuant to this authorization, we purchased 17,494 shares at an average purchase price of $69.54 per share during August 2017 and 7,000 shares at an average purchase price of $69.71 per share during September 2017 (with $2,815,310 remaining authority at quarter end).

(2)
In September 2017, a total of 580 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 83 were valued at a price of $75.60, the closing trading price of our common stock on September 20, 2017, and 497 of these shares were valued at a price of $80.53 per share, the closing trading price of our common stock on September 30, 2017. Accordingly, the total 580 shares were valued at a weighted average price of $79.82. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of November, 2017.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Chief Administrative Officer, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller

EXHIBIT INDEX

2.1
Modified Joint Plan of Reorganization of Garlock Sealing Technologies LLC, et al. and OldCo, LLC, Successor by Merger to Coltec Industries Inc dated May 20, 2016, as modified on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017, filed in the United States Bankruptcy Court for the Western District of North Carolina (Charlotte Division) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 by EnPro Industries, Inc. (File No. 001-31225))

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