Form 10-K
period 2017-12-31
ENPRO INDUSTRIES, INC
filed 2018-02-26
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2017 was $1,497,015,868. As of February 22, 2018, there were 21,592,605 shares of common stock of the registrant outstanding, which includes 191,342 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share. The terms “convertible debentures” and “debentures” mean the 3.9375% Convertible Senior Debentures due 2015 issued by the Company in October 2005. The term "senior notes" means the 5.875% Senior Notes due 2022 issued by the Company in September 2014 and, unless the context otherwise requires, the 5.875% Senior Notes due 2022 of the same series issued in a follow-on offering in March 2017. The term "Coltec" refers to our subsidiary Coltec Industries Inc prior to its merger with and into our OldCo, LLC subsidiary on December 31, 2016 and to its assigns and successor after such date.
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2017, we had 54 primary manufacturing facilities located in 12 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002 (the “Distribution”).
Our sales by geographic region in 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in millions)
United States	$750.6	$682.4	$696.2
Europe	292.6	289.9	289.5
Other	266.4	215.4	218.7
Total	$1,309.6	$1,187.7	$1,204.4

On June 5, 2010 (the “GST Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court") as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Overview” and Note 20, "Subsidiary Asbestos Bankruptcies" to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries were deconsolidated from our results from the GST Petition Date until the Joint Plan (as defined below) was consummated and became effective at 12:01 a.m. on July 31, 2017.

On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated that Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of the Company’s major business units, would be distributed to a new direct subsidiary of the Company, which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017 (the "OldCo Petition Date"), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). GST and OldCo were reconsolidated effective July 31, 2017, upon the consummation of the Joint Plan.

GST and OldCo had combined sales for the seven months ended July 30, 2017 (that is prior to the consummation of the Joint Plan) and for the years ended December 31, 2016 and 2015 as follows:

	Seven Months Ended July 30,	Years Ended December 31,
	2017	2016	2015
	(in millions)
United States	$63.1	$101.6	$114.9
Europe	6.1	9.4	11.4
Other	56.7	84.8	91.3
Total	$125.9	$195.8	$217.6

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

Acquisitions and Dispositions
In October 2017, we acquired 100% of the stock of Commercial Vehicle Components Co., Ltd. ("CVC"), a manufacturer of air disc brake and medium duty hydraulic disc brake pads for the heavy-duty and medium-duty commercial vehicle aftermarket. CVC will be managed as part of our Stemco division within the Sealing Products segment.
In June 2017, we acquired certain assets and assumed certain liabilities of Qualiseal Technology (“Qualiseal”), a privately-held company offering custom-engineered mechanical face and circumferential seals for demanding aerospace and industrial applications. Qualiseal is managed as part of our Technetics division within the Sealing Products segment.

We paid $44.6 million, net of cash acquired, in 2017 for businesses acquired during the year.

Additionally, the reconsolidation of GST and OldCo on July 31, 2017 was accounted for as a business acquisition. See Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC" for further information about this transaction.
In April 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries. Rubber Fab is managed as part of EnPro's Garlock division within the Sealing Products segment. In total, we paid $22.6 million for the acquisition of Rubber Fab.
In July 2015, we purchased the Veyance North American air spring business (the "Air Spring Business") through the purchase of 100% of the stock of Veyance's Mexico business and of all of the assets of its U.S. business. The Air Spring Business is a manufacturer of air springs that are used in the suspension systems of commercial vehicles. Following the acquisition, it became part of our Stemco division within the Sealing Products segment. The Air Spring Business manufactures products in its facility in San Luis Potosi, Mexico with a commercial organization in the U.S., Canada and Mexico, and engineering, testing and administrative resources in Fairlawn, Ohio. The addition of the Air Spring Business significantly expanded Stemco's presence and scale in the commercial vehicle suspension market. In the second quarter of 2016, we finalized and agreed upon the acquisition date balance sheet of the Air Spring Business with the seller and made an additional cash payment of $5.9 million for the agreed-upon acquisition date working capital balance.
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
In 2016, we sold all shares of our Franken Plastik business unit in the Sealing Products segment and of our CPI Thailand business unit in the Engineered Products segment. The Franken Plastic sale closed in December, while the CPI Thailand sale closed in June. We received $3.7 million for the sale of these businesses.
In December 2014, we sold substantially all of the assets and transferred certain liabilities of the GRT business unit. GRT, which was a single manufacturing facility in Paragould, Arkansas, manufactures and sells conveyor belts and sheet rubber for many applications across a diversified array of end markets. The business was sold for $42.3 million, net of transaction expenses. The escrow amount of $6.6 million was received in 2016. Consolidated net sales for the year ended December 31, 2014 included $31.3 million attributable to GRT prior to the sale.
Operations
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment. Our reportable segments are managed separately based on differences in their products and services and their end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 19 to our Consolidated Financial Statements. Item 7 and Note 19 contain information about sales and profits for each segment, and Note 19 contains information about each segment’s assets.
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
Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. Our products are also used in sanitary markets such as food and beverage and pharmaceuticals where product integrity and safety are extremely important. We sell these gasket products under the Garlock®, Gylon®, Blue-Gard®, Stress-Saver®, Edge®, Graphonic®, Bio-Pro®, Tuf-Steel®, Detectomer®, and Flexseal® brand names. These products have a long-standing reputation for performance and reliability within the industries we serve.
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

Dynamic bearing isolator seals are used in power transmission systems to contain lubricants within bearing housings while also preventing contamination ingress. Bearing isolators provide users long-life sealing due to the non-contact seal design, and therefore are used in many OEM electric motors and gear boxes. Garlock continues to innovate and build a patent portfolio of bearing isolator products. Its well-known brands include GUARDIAN™, ISO-GARD™, EnDuro™ and SGi™.
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
Technetics designs, manufactures and sells high performance metal seals, mechanical seals, elastomeric seals, edge-welded bellows, pedestals for semiconductor manufacturing, and a wide range of polytetrafluoroethylene (PTFE) products. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace, industrial gas turbines, power generation, oil and gas, life sciences and other markets. Brands include HELICOFLEX®, BELFAB®, FELTMETAL™, BLADESAFE®, TEXOLON®, CEFILAC GPA®, VITAFLEX®, CEFIL'AIR®, and ORIGRAF®. Technetics also provides a number of value-added services, including surface and coating technologies, metal and plastics machining, fluoropolymer etching, as well as research, design, testing, and analysis for custom solutions.
Stemco designs, manufactures and sells heavy-duty truck wheel-end components and systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products, such as brake drums, automatic brake adjusters, brake friction and shoes, brake pads, hardware and brake kits; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings, other polymer bushing components, and air springs for tractor, trailer and cab suspensions; and automatic tire inflation systems, RF-based tire pressure monitoring and inflation systems and automated mileage collection devices, as well as trailer aerodynamic devices designed to increase fuel efficiency. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®, STEMCO Duroline®, STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender®, Data Trac®, QwikKit®, Centrifuse®, AerisTM, Aeris Smart SenseTM, BAT RF®, TrailerTail®, Spring Ride® and Super Cushion®.
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 35% of sales delivered to customers outside the United States in 2017. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Utility Trailer, Great Dane, Mack Trucks, International Truck, PACCAR, Hendrickson, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, China Nuclear Power Engineering Company Ltd., and Flextronics. In 2017, the largest customer accounted for approximately 10% of segment revenues.
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
CPI designs, manufactures, sells and services components for reciprocating compressors and engines. These components, which include packing and wiper rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components are utilized primarily in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, Triple Circle™, CPI Special Polymer Alloys™, Twin Ring™, Liard™, ProFlo®, SAFEGUARD®, Neomag®, CVP®, XDC® POPR® and Proven Solutions for the Global Compression Industry™.
Customers. The Engineered Products segment sells its products to a diverse customer base worldwide, with approximately 73% of sales delivered to customers outside the United States in 2017. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2017, the largest customer accounted for approximately 2% of segment revenues.
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
Power Systems Segment
Overview. Our Power Systems segment is composed of our Fairbanks Morse business, which designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse® brand name. Products in this segment include licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to our own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. These products are used in marine, oil and gas, and power generation markets. We have been building engines for over 115 years under the Fairbanks Morse® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Fairbanks Morse has been a key supplier to the U.S. Navy for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 70 years.
Customers. Our Power Systems segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 21% of sales delivered to customers outside the United States in 2017. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Electricite de France, Areva, Abbvie, and Exelon. In 2017, the largest customer accounted for approximately 13% of segment revenues.

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
Net research and development expenditures in 2017, 2016 and 2015 were $32.7 million, $28.9 million, and $22.5 million, respectively.
Backlog
At December 31, 2017, we had a backlog of orders valued at $377.0 million compared with $347.7 million at December 31, 2016. Approximately 13% of the backlog, primarily in our Power Systems segment, is expected to be filled beyond 2018. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2017, 48 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Eighteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products and certain services we perform. A failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.  For example, Fairbanks Morse licenses technology from MAN Diesel and Turbo (MDT) and its subsidiaries for a majority of the four-stroke reciprocating engines and spare parts it produces and for nearly all the new engines and parts it manufactures for use by the U.S military. The terms of the licenses vary by engine type. These licenses have terms, subject to potential renewal, expiring in 2018 or 2019. The renewal terms for these licenses are currently being negotiated, and such licenses would expire if renewal terms cannot be agreed upon.  The loss of these licenses could adversely affect our business, financial condition, results of operations and cash flows.
Employees and Labor Relations
We currently have approximately 6,000 employees worldwide in our consolidated operations. Approximately 3,300 employees are located within the U.S., and approximately 2,700 employees are located outside the U.S., primarily in Europe, Mexico, Canada and China. Approximately 25% of our U.S. employees are members of trade unions covered by four collective bargaining agreements with contract expiration dates from August 2020 to November 2021. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.

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
The markets in which we sell our products, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales, gross margins and net income. The most recent recession negatively affected our results of operations. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face intense competition that could have a material adverse effect on our business.
We encounter intense competition in almost all areas of our businesses. Customers for many of our products are attempting to reduce the number of vendors from which they purchase. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products may also experience transformation from unique branded products to undifferentiated price sensitive products. This product commoditization may be accelerated by low cost foreign competition. Changes in the replacement cycle of certain of our products, including because of improved product quality or improved maintenance, may affect aftermarket demand for such products. Initiatives designed to distinguish our products through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.

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
The prices for some of the raw materials we purchase increased in 2017. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines and generator sets which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
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
Claims could arise relating to products, facilities or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, EnPro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings, Inc. subsidiary (“EnPro Holdings”), through which we hold all of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Similarly, in connection with a facility located in Water Valley, Mississippi, which was divested in 1996 and has trichloroethylene soil and groundwater contamination, EnPro has entered into an Agreed Order with the Mississippi Department of Environmental Quality requiring development and implementation of a corrective action work plan addressing both the sources of contamination at the facility and areas where the contamination has migrated, which include residential homes and commercial and local government facilities, and area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have reportedly engaged legal counsel to separately evaluate possible legal action. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor. EnPro Holdings also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations in connection with a corporate predecessor’s periods of ownership of those operations.
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
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2017, we derived approximately 43% of our net sales from sales of our products outside of the U.S. In addition, we operate 54 primary manufacturing facilities located in 12 countries, including the U.S. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

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
Failure to maintain or renew licenses to certain patent and technology rights could adversely affect our business, financial condition, results of operations and cash flows.
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. In several cases, the intellectual property licenses are integral to the manufacture of our products and certain services we perform. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.  See Item 1, “Business - Patents, Trademarks and Other Intellectual Property” for a discussion of the status of renewal of certain licenses.
Reductions in the U.S. Navy’s requirements for engines offered by Fairbanks Morse could materially adversely affect the results of our Power Systems segment and our business with the U.S. Navy and other governmental agencies is subject to government contracting risks.
Sales of new engines for use by the U.S. Navy by our Power Systems segment, which have been a significant component of that segment’s revenues, are based on the U.S. Navy’s long-term ship-building programs. Although the Power Systems segment has expanded its activities in other markets, including the sale of diesel engine generator sets for emergency back-up power at nuclear power plants in France, the establishment of an exclusive distribution arrangement with a German engine manufacturer in the power generation industry in the U.S. and the introduction of its internally-developed Trident OP™ engine, any decline in demand from the U.S. Navy could materially adversely affect the results of our Power Systems segment.
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

Our products are often used in critical applications, which could expose us to potentially significant product liability, warranty and other claims and recalls. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
Our products are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components we supply prove to be defective. We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities, though insurance against some of the risks inherent in our operations (such as insurance covering down-stream customer product recalls) is either unavailable or available only at rates or on terms that we consider uneconomical. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers, including limitations on liability and indemnification. In some cases, we are unable to obtain such contractual protections, and when we do, such contractual protection may not be as broad as we desire, may not be supported by adequate insurance maintained by the customer, or may not be fully enforceable in the jurisdictions in which our customers are located. Such insurance or contractual protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim or product recall for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
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
Many of the products that we manufacture are sold to industries and used in applications that are susceptible to challenges from trends to address climate change or other trends favoring “clean” energy solutions.
International trends favoring “clean” energy solutions to address climate change, sustainability and other environmental concerns may present challenges to a number of industries that we supply. These trends include increasing market replacement of vehicles powered by internal-combustion engines with electric-powered vehicles and increasing implementation of solar and wind energy solutions. In some jurisdictions, these trends have been spurred by applicable government regulation, and similar or additional regulations may be adopted in the future in other jurisdictions. Furthermore, technological advances may accelerate the pace of these trends. Many of the products that we manufacture are used by industries and in applications that may face challenges from, and may be adversely affected by, these trends and, as a result, the demand for certain of our current products could be similarly adversely affected by these trends. Accordingly, we are subject to risks and uncertainties with respect to these trends. While we anticipate considering these trends in the continued development and implementation of our long-term strategy, our business and results of operations could be adversely affected by these trends if they continue or accelerate at a pace that we do not anticipate.
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
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products;

•	the timing and execution of customer contracts;

•	the timing of sales of our products;

•	increases in manufacturing costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment of goodwill or other intangibles at one of our reporting units;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability or environmental claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine post-retirement benefits and pension liabilities.
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

We may not have sufficient cash to fund a required repurchase of the senior notes upon a change of control.
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
We are headquartered in Charlotte, North Carolina and have 54 primary manufacturing facilities located in 12 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Owned	175,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	171,000
Beloit, Wisconsin	Power Systems	Owned	433,000
Foreign
San Luis Potosi, Mexico	Sealing Products	Owned	387,250
Mexico City, Mexico	Sealing Products	Owned	128,000
Neuss, Germany	Sealing Products	Leased	146,000
Saint Etienne, France	Sealing Products	Owned	108,000
Suzhou, China	Engineered Products	Owned	223,500
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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
Descriptions of environmental and other legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and in Note 21 to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.
In addition to the matters noted above and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.
We were not subject to any penalties associated with any failure to disclose “reportable transactions” under Section 6707A of the Internal Revenue Code.

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions and we expect court hearings to begin in the summer of 2018.
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
Lower Passaic River Study Area of the Diamond Alkali Superfund Site
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have contingent liabilities in one or more significant environmental matters. One such matter is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the corporate restructuring of Coltec. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the

Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
A&B Mines
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such sites. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes additional estimated costs of investigative work to be conducted at the eight mines. At September 30, 2017, we increased the reserve by $1.9 million to a balance of $4.0 million in anticipation of entering into an agreement with the EPA to perform investigations to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. On November 7, 2017, EnPro Holdings entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with EPA for the performance of this work. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
Water Valley
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonal vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ but could not be implemented because the owner of the private property where the corrective action system would be located would not provide access. An alternate plan has been submitted to and is being reviewed by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017, we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. During the quarter ended December 31, 2017, we reserved an additional $3.5 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at December 31, 2017 is $3.8 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
Asbestos Insurance Coverage Litigation
We are a party to legal proceedings initiated in August 2017 in the United States District Court for the Western District of North Carolina (the “District Court”) with two insurers that collectively provide $15 million of coverage under insurance policies purchased on or after January 1, 1976. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. On October 12, 2017, the magistrate judge issued a decision denying the petitioning insurer's motion to compel arbitration and holding that the arbitration clause in the policy was deleted by an endorsement. The insurer filed an objection to the magistrate judge's decision with the District Court. The District Court has not yet issued a ruling on the objection. These legal proceedings were commenced following the consummation on July 31, 2017 of a joint plan of reorganization (the “Joint Plan”) confirmed by the District Court in proceedings under Chapter 11 of the United States Bankruptcy Code involving certain of our subsidiaries, including Garlock Sealing Technologies LLC, for resolution of claims alleging personal injury or death as a result of exposure to asbestos fibers. For a description of the Chapter 11 proceedings and the terms of the Joint Plan, see Note 20, "Subsidiary Asbestos Bankruptcies" to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable
EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	57	President, Chief Executive Officer and Director
Marvin A. Riley	43	Executive Vice President, Chief Operating Officer and President, Fairbanks Morse
J. Milton Childress II	60	Executive Vice President and Chief Financial Officer
Steven R. Bower	59	Senior Vice President, Controller and Chief Accounting Officer
Robert S. McLean	53	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Jan A. Myers	56	Vice President, Tax
William C. O'Neal	42	Senior Vice President, Strategy, Corporate Development and Investor Relations
Jon D. Rickers	44	Senior Vice President, Human Resources
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

Marvin A. Riley is currently Executive Vice President and Chief Operating Officer and has held this position since July 2017.  Mr. Riley also serves as President, Fairbanks Morse Engine division, since May 2012. Prior to that Mr. Riley served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing and held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

J. Milton Childress II is currently Executive Vice President and Chief Financial Officer and has held this position since July, 2017. Mr. Childress previously served as Senior Vice President and Chief Financial Officer since March 2015, after having previously served as Vice President, Strategic Planning and Business Development since February 2006. Mr. Childress joined the EnPro corporate staff in December 2005. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young LLP’s corporate finance consulting group prior to joining United Dominion in 1992.

Steven R. Bower is currently Senior Vice President, Controller and Chief Accounting Officer and has held this position since July 2017. Mr. Bower previously served as Vice President, Controller and Chief Accounting Officer since joining the Company in October 2014. Immediately prior to joining the Company, Mr. Bower was Corporate Controller of Polymer Group, Inc. (PGI) from July 2014 through October 2014. Prior to joining PGI, Mr. Bower was Vice President, Finance and Accounting and Corporate Secretary for HITCO Carbon Composites, Inc., (a subsidiary of SGL Group), from April 2003 to February 2014. Prior to HITCO, Mr. Bower served at SGL’s global headquarters in Germany as Controller -

Central Planning and Coordination, from July 2001 to April 2003; and prior to that; as Corporate Controller - North America from August 1996 to June 2001. Prior to his positions with SGL Group, Mr. Bower served Collins & Aikman Corporation and its predecessor companies from November 1989 through August 1996 in accounting, public reporting and investor relations roles. Prior to Collins & Aikman, Mr. Bower was with Price Waterhouse LLP from July 1983 through November 1989, where he departed as an Audit Manager. Mr. Bower is both a Certified Public Accountant and a Certified Management Accountant.

Robert S. McLean is currently Executive Vice President, a position he has held since July 2017, as well as Chief Administrative Officer, a position he has held since January 2016, and General Counsel and Secretary of EnPro, positions he has held since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995, and where he chaired the firm’s corporate practice group. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

William C. O’Neal is currently Senior Vice President, Strategy, Corporate Development and Investor Relations, a position he has held since July 2017. Mr. O’Neal previously served as Vice President, Strategy, Corporate Development and Investor Relations since April 2015.  Mr. O’Neal first joined EnPro in 2008 as Director, Mergers and Acquisitions.  He then served as Vice President Strategy, Development and Finance, Technetics division, from January 2012 to March 2015.

Jan A. Myers is currently Vice President, Tax and has held this position since July 2017.  Prior to joining EnPro, Ms. Myers served as Vice President, Tax at Baker & Taylor from 2008 to 2017, and held positions of increasing responsibility with KB Home from 1992 to 2008, culminating in the position of Vice President, Tax.  Ms. Myers began her career with Price Waterhouse and is a Certified Public Accountant.

Jon D. Rickers is currently Senior Vice President, Human Resources and has held this position since July 2017. Mr. Rickers previously served as Vice President, Human Resources since February 2017 and Vice President, Human Resources of the Stemco division from November 2007 to September 2013, and as Global Vice President, Human Resources of the Technetics Group division from September 2013 to December 2017 and of EnPro Europe from September 2013 to February 2017. Prior to joining EnPro Industries, Mr. Rickers was the Director of Human Resources with ITT Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2017, there were 2,802 holders of record of our common stock. The price range of our common stock for each quarter from January 1, 2016 through December 31, 2017, and cash dividends declared on our common stock for these periods is listed below:

	Low Sale Price	High Sale Price	Dividend
Fiscal 2017:
Fourth Quarter	$77.73	$94.79	$0.22
Third Quarter	68.35	81.32	0.22
Second Quarter	63.62	74.89	0.22
First Quarter	61.36	71.76	0.22
Fiscal 2016:
Fourth Quarter	$52.00	$69.24	$0.21
Third Quarter	43.19	57.47	0.21
Second Quarter	42.56	60.47	0.21
First Quarter	37.53	63.82	0.21

For a discussion of the restrictions on payment of dividends on our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends.”
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2017	—		—		—	—
November 1 – November 30, 2017	—		—		—	—
December 1 – December 31, 2017	496	(1)	$93.49	(1)	—	—
Total	496	(1)	$93.49	(1)	—	—

(1)
In December 2017, a total of 496 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. 68 of these shares were valued at a price of $93.39 per share, the closing trading price of our common stock on December 20, 2017, and 428 of these shares were valued at a price of $93.51 per share, the closing trading price of our common stock on December 31, 2017. Accordingly, the total 496 shares were valued at a weighted average price of $93.49. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Effective on October 28, 2017, EnPro’s Board of Directors authorized the repurchase of up to $50 million of our common shares over a three-year period, which repurchases may be effected in both open market and privately negotiated transactions. The repurchase program, which was publicly announced on October 30, 2017, may be suspended or discontinued at any time. No repurchase transactions under this program or our prior program which expired on October 28, 2017 were effected during the quarter ended December 31, 2017.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index, a group of our peers (the “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., and Circor International, Inc.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2012, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2012, and continuing through December 31, 2017. Past performance is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from, and should be read together with, our Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017 (1) (3)	2016 (1)	2015 (1) (2)	2014 (1) (2)	2013 (1) (2)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,309.6	$1,187.7	$1,204.4	$1,219.3	$1,144.2
Net income (loss)	539.8	$(40.1)	$(20.9)	$22.0	$27.4
Balance Sheet Data:
Total assets	$1,886.1	$1,546.4	$1,498.8	$1,597.5	$1,396.4
Long-term debt (including current portion)	$618.5	$425.0	$356.3	$315.9	$164.5
Notes payable to GST	$—	$295.9	$283.2	$271.0	$259.3
Per Common Share Data – Basic:
Net income (loss)	$25.28	$(1.86)	$(0.93)	$0.95	$1.31
Per Common Share Data – Diluted:
Net income (loss)	$24.76	$(1.86)	$(0.93)	$0.85	$1.17
Cash dividends declared per share	$0.88	$0.84	$0.80	$—	$—
______________________________________________________________________________________________________

(1)
For a discussion regarding the reconsolidation of GST and OldCo effective July 31, 2107, see Item 1, "Business-Background." For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2017, 2016, 2015, 2014, and 2013, see Item 1, "Business-Acquisitions and Dispositions."

(2) In 2016, we adopted a standard that amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. As a result of adopting this standard retrospectively, Total assets and Long-term debt (including current portion) in the above table have been recast as of December 31, 2013 through 2015.
(3) On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions impacting us. The impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse, the reassessment of the net realizability of the deferred tax balances, and the transition tax, were recognized in our income tax provision in 2017.

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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 54 primary manufacturing facilities located in 12 countries, including the United States.
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
The historical business operations of certain of our subsidiaries, principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), had resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and another subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “GST Chapter 11 Case”) in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to collectively as “GST” in this report. These filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary. GST LLC is one of the businesses in our broader Garlock group and, prior to the GST Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas.
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date. However, U.S. generally accepted accounting principles (“GAAP”) require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method required us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and we did not recognize any income or loss from GST and subsidiaries in our results of operations until the reconsolidation of these subsidiaries upon consummation of a plan of reorganization under these proceedings.
In January 2015, we announced that GST and we had reached an agreement with the court-appointed representative of future asbestos claimants (the “GST FCR”) in the GST Chapter 11 Case that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior reorganization plans filed by GST in the GST Chapter 11 Case. The GST FCR agreed to support, recommend and vote in favor of the second amended plan.

The second amended plan would have provided for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from our then-consolidated Coltec Industries Inc subsidiary (“Coltec”) upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would have provided the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the GST Petition Date and were not paid prior to the GST Petition Date. Under the terms of the second amended plan, we would have retained 100% of the equity interests of GST LLC. The second amended plan would have provided for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not have protected us or our other subsidiaries, including Coltec, from non-derivative asbestos claims.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to revise its estimate of ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which would be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015, which accrual was reflected in our consolidated financial results for 2015, in connection with its contribution to be made pursuant to the second amended plan.
While the GST FCR had agreed to support the second amended plan of reorganization, the official committee representing current asbestos claimants (the “GST Committee”) in the GST Chapter 11 Case and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST FCR. On March 17, 2016, EnPro announced that it had reached a comprehensive settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The settlement was reached with the GST Committee and the GST FCR, and representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec also joined in the settlement. Under the settlement, the GST Committee, the GST FCR and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) and to ask asbestos claimants and the court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. As so modified, the Joint Plan superseded all prior plans of reorganization filed by GST with the Bankruptcy Court. Following receipt of all necessary asbestos claimant and judicial approvals, including approval by the United States District Court for the Western District of North Carolina (the “District Court”), the Joint Plan was consummated and became effective at 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. As required by GAAP, OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date.
Pursuant to the Joint Plan, a claims resolution trust (the “Trust”) was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option (the “Option”), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with

OldCo having the right to call the Option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the Option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the Option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions were guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison.
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
In light of the Consensual Settlement and the Canadian Settlement, in 2016 GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million was required to fund the resolution of all asbestos claims against GST and OldCo, as the successor by merger to Coltec, $370.0 million of which funded by GST LLC and Garrison and $110 million of which funded by OldCo. In addition, GST estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and had accrued its liability at December 31, 2016 at that amount. In addition, OldCo (then still a consolidated subsidiary) had accrued a liability of $110.0 million at December 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan, with the accrual of the $80.0 million increase in its estimated liability being reflected in our consolidated financial results for 2016.
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
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the $60 million of aggregate deferred contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on

December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million.
The primary businesses comprising GST are managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST are managed by the Technetics and Stemco divisions within this segment, by the Compressor Products International ("CPI") division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.

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

In May 2014, our Fairbanks Morse division and a consortium partner entered into a multi-year, Euro-denominated contractual arrangement with Electricite de France (“EDF”) to supply 23 3.5 MWe opposed-piston, diesel engine-generator sets to EDF for emergency backup power at 20 of EDF’s nuclear power plants in France. From the date the contract was signed until the end of the first quarter of 2015, the U.S. Dollar strengthened significantly against the Euro, resulting in total U.S. Dollar equivalent revenues, calculated at the exchange rate in effect at the end of the first quarter of 2015, falling below total projected U.S. Dollar costs for the EDF contract, and for the first quarter of 2015 we recorded a loss provision on the contract as a result of the effect of foreign exchange rates. This evaluation was based upon the 2015 first-quarter-end U.S. Dollar to Euro exchange rate of $1.10 compared to an exchange rate of $1.36 when the contract was signed. We have not entered into any transactions to hedge the impact of future foreign exchange rate changes on this contract. The evaluation of the impact of exchange rates on the contract is updated on a quarterly basis for the duration of the contract, with the amount of any change in a quarter in the impact of exchange rates on the loss provision affecting segment profit of the Power Systems segment for the quarter by the amount of such change. For the year ended December 31, 2017, we recognized a decrease in the loss provision of $3.9 million, which included $9.1 million of favorability related to the strengthening of the Euro versus the U.S. Dollar offset by $5.2 million in increased projected total contract costs.

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

We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the poor financial performance of the ATDynamics business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we determined that a test of ATDynamics' recoverability was required.

As a result of this test, certain of ATDynamics' definite-lived intangible assets were determined to be impaired, and were valued in total at $1.7 million, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value. The loss is reflected in other expense (operating) in the Consolidated Statement of Operations.
During 2017, 2016, and 2015, we completed a number of acquisitions and a significant disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1, "Business" for additional discussion regarding these transactions.
Outlook

We experienced favorable conditions in many of the markets that we serve in 2017. Demand in semiconductor, aerospace, automotive, food and pharmaceuticals, metals and mining, general industrial, and oil and gas was strong during the quarter. Power Systems experienced increased sales versus the fourth quarter of last year driven by higher engine and aftermarket parts sales. This positive momentum was partially offset by continued softness in the industrial gas turbines, heavy-duty trucking, and nuclear markets, although heavy-duty trucking and nuclear improved in the fourth quarter.

With the exception of the sluggish demand in the industrial gas turbine market, demand in the majority of the industries we serve continues to be strong in the early stages of 2018. On the whole, the macroeconomic drivers and key indicators we track that affect our businesses suggest modest demand growth over the course of 2018.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders through dividends and share repurchases. Our Board of Directors authorized a new $50 million, three-year share repurchase program in October, and in February 2018 approved the increase in the quarterly dividend from $0.22 to $0.24 per share.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, the lower U.S. corporate tax rate resulting from U.S. tax reform (see discussion in Note 5 to the Consolidated Financial Statements) and a significant portion of our earnings in lower tax rate foreign jurisdictions, we anticipate our global effective tax rate in 2018 will be in the range of 30% to 35%. Discrete tax events may cause our effective tax rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions which can significantly impact our effective tax rate. In 2017, we recorded a provisional estimate of the impact of U.S. tax reform in the year of enactment. We will refine our estimate as we further analyze our year-end data and forthcoming guidance during the one-year measurement period permitted by guidance issued by the U.S. Securities and Exchange Commission and incorporate the impact of additional provisions that become effective in our 2018 tax year. Changes to our estimated impact of U.S. tax reform could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.
We contributed $8.8 million to our U.S. defined benefit pension plan in 2017 in order to meet a funding level sufficient to not incur variable fees from the PBGC on the underfunded portion of our pension liability. In addition, we contributed $0.6 million to our international plans. There is no requirement to make contributions to our U.S. pension plans in 2018. However, given the decline in the federal tax rates to 21% beginning in the calendar year 2018, we currently expect to contribute $20 million to our U.S. pension plans before the filing of our 2017 federal return (pursuant to federal tax law this contribution will be deductible in 2017). As a result of this accelerated contribution of $20 million, we do not expect to be required to make any further U.S. pension contributions for at least four years. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2018 will be approximately $2.6 million, which would be $1.9 million lower than in 2017. This decrease is due mainly to the impact of a higher than expected return on plan assets in 2017 and the accelerated U.S. pension plan funding noted above.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2018; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations
The following table does not include results for GST and its subsidiaries for January 1 through July 31, 2017 and for the full years ended December 31, 2016 and 2015. See Note 2 to our Consolidated Financial Statements in this Form 10-K for sales and income before taxes of GST and its subsidiaries for the post-reconsolidation period of July 31, 2017 through December 31, 2017, and for selected pro forma information of the Company as if the reconsolidation occurred effective January 1, 2016.

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Sales
Sealing Products	$804.3	$705.6	$705.6
Engineered Products	301.1	277.1	297.8
Power Systems	208.2	208.3	204.6
	1,313.6	1,191.0	1,208.0
Intersegment sales	(4.0)	(3.3)	(3.6)
Total sales	$1,309.6	$1,187.7	$1,204.4
Segment Profit
Sealing Products	$90.9	$81.8	$84.3
Engineered Products	29.8	12.4	6.4
Power Systems	29.0	17.0	27.1
Total segment profit	149.7	111.2	117.8
Corporate expenses	(34.3)	(30.0)	(28.2)
Asbestos settlement	—	(80.0)	—
Goodwill and other intangible asset impairment	(10.1)	—	(47.0)
Interest expense, net	(49.4)	(55.1)	(52.1)
Gain on reconsolidation of GST and OldCo	534.4	—	—
Other expense, net	(12.8)	(14.8)	(9.1)
Income (loss) before income taxes	$577.5	$(68.7)	$(18.6)

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

Other expense, net in the table above contains all items included in other (operating) expense and other expense, net on our Consolidated Statements of Operations for the years ending December 31, 2017, 2016, and 2015 with the exception of $5.1 million, $13.4 million and $6.1 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other income (expense), net in the table above for the years ending December 31, 2017, 2016, and 2015 also includes $2.4 million, $3.7 million, and $3.0 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2017 Compared to 2016
Sales of $1,309.6 million in 2017 increased 10.3% from $1,187.7 million in 2016. The following table summarizes the impact of acquisitions and divestitures, the reconsolidation of GST and OldCo, foreign currency, and organic growth by segment:

Sales	Percent Change 2017 vs. 2016
increase/(decrease)	Acquisitions/Divestiture	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.5%	6.8%	0.3%	2.7%	10.3%
Sealing Products	0.8%	10.7%	0.1%	2.4%	14.0%
Engineered Products	(0.1)%	0.2%	0.8%	7.8%	8.7%
Power Systems	—%	2.4%	—%	(2.5)%	(0.1)%

Following are the key effects of acquisitions and divestitures (aside from the reconsolidation of GST and OldCo) on sales for 2017 compared to 2016:

•	Acquisition of Qualiseal in the second quarter of 2017 included in the Sealing Products segment;

•	Acquisition of CVC in the fourth quarter of 2017 included in the Sealing Products segment;

•	Acquisition of Rubber Fab in the second quarter of 2016 included in the Sealing Products segment;

•	Divestiture of our Franken Plastik business unit previously included in the Sealing Products segment at the end of 2016; and

•	Divestiture of our CPI Thailand business unit previously included in the Engineered Products segment in the second quarter of 2016.
Segment profit, management’s primary measure of how our operations perform, increased 34.6% to $149.7 million in 2017 from $111.2 million in 2016. See below for a discussion of the factors driving the change in segment profit for each of our reportable segments.
Corporate expenses for 2017 increased by $4.3 million compared to 2016. The increase was primarily driven by increased incentive compensation costs ($7.2 million) attributable to higher annual and long-term incentive plan attainment levels in 2017, offset by decreased employment costs resulting from restructuring activities initiated in 2016 ($1.3 million) and the year-over-year impact of the restructuring charges taken in 2016 ($2.8 million) associated with these initiatives.
Net interest expense in 2017 was $49.4 million compared to $55.1 million in 2016. The overall decrease of $5.7 million was due mainly to the resolution of our notes payable to GST as a result of the reconsolidation of GST in July 2017, offset by slightly higher average outstanding indebtedness to non-related parties in 2017 as compared to 2016.
Other expense, net in 2017 was $12.8 million compared to $14.8 million in 2016. The decreased expense was due mainly lower management fees to GST as a result of its reconsolidation in July 2017 and by lower costs associated with previously divested businesses.
Income tax expense in 2017 was $37.7 million, resulting in an annual effective tax rate of 6.5%. This is compared to $28.6 million of tax benefit in 2016, which resulted in an annual effective tax rate of 41.7%. The significant reduction in the 2017 tax rate was primarily due to the $534.4 million non-taxable gain on the reconsolidation of GST and OldCo. This reduction was partially offset by a $51.5 million tax charge associated with the step-up of GST and OldCo’s net assets to fair value upon reconsolidation. In addition, the effect of U.S. tax reform resulted in a $30.9 million provisional net benefit recorded to income tax expense in the fourth quarter. This provisional amount represents a reasonable estimate of the impact and is comprised of a $35.0 million provisional tax benefit related to the remeasurement of deferred tax assets and liabilities, a $53.9 million provisional tax charge for the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries, and a $43.5 million provisional tax benefit for foreign tax credits related to the transition tax that will be utilized to offset our future tax liability due to the current year tax loss generated by the funding of the Trust. As a result of U.S. tax reform, we also implemented tax planning strategies in the fourth quarter of 2017 resulting in an additional provisional tax benefit of $6.3 million.

The effective tax rates in 2017 (without the unusual items discussed above) and 2016 are impacted by earnings in lower rate foreign jurisdictions where a significant portion of our income is taxed. In addition, we have historically benefited from income tax incentives such as the U.S. deduction for domestic production activities ($1.2 million in 2016) and credits for research and development ($1.1 million in 2017 and $2.2 million in 2016). In 2017, we were not able to recognize a benefit from the U.S. deduction for domestic production activities due to the tax loss generated by the funding of the Trust. Additionally, due to the funding, we anticipate credits for research and development activities in the U.S. will be carried forward to 2018 to offset our future tax liability.

Net income was $539.8 million, or $24.76 per share, in 2017 compared to a net loss of $40.1 million, or $1.86 per share, in 2016. Earnings/loss per share is expressed on a diluted basis.
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales of $804.3 million in 2017 increased 14.0% from $705.6 million in 2016. Sales to third parties from the reconsolidated GST businesses for the post-reconsolidation period in 2017 accounted for $75.7 million of this increase. Excluding these sales, the benefit of acquisitions net of the divestiture of Franken Plastik ($5.8 million) and favorable foreign exchange ($0.7 million), sales were up 2.4% or $16.5 million due to volume increases associated with strength in the semiconductor, food and pharmaceutical, and aerospace markets along with volume improvement in the oil and gas market. This strength was offset partially by softness in heavy-duty trucking, industrial gas turbines and nuclear demand.
Segment profit increased 11.1% to $90.9 million in 2017 from $81.8 million in 2016. Segment profit from the reconsolidated GST businesses was $5.8 million. Excluding this impact, the unfavorable year over year impact of acquisitions net of divestitures ($1.1 million, inclusive of the $2.5 million impact of a reduction of an earnout accrual in the prior year associated with the segment's previous acquisition of Fabrico), unfavorable foreign exchange ($0.3 million) and increased restructuring costs ($0.2 million), segment profit increased $4.4 million or 5.1%. The increase was driven primarily by the contribution from higher sales (approximately $11 million) and lower general and administrative costs ($4.2 million) partially attributable to cost savings initiatives in the second half of 2016, offset in part by increased manufacturing costs ($4.6 million), a litigation reserve of $0.7 million established in the fourth quarter of 2017 and increased incentive compensation cost ($8.2 million) due to higher incentive plan attainment levels in 2017. Operating margins for the segment decreased to 11.3% in 2017 from 11.6% in 2016.
Engineered Products. Sales increased 8.7% to $301.1 million in 2017 from $277.1 million in 2016. Sales to third parties from the reconsolidated GST businesses were $0.4 million. Excluding these sales, favorable foreign exchange effects ($2.3 million), and the effect of the 2016 disposition of CPI's Thailand location ($0.3 million), sales were up 7.8% or $21.5 million primarily due to strength in the North American and European automotive market, North American oil and gas market, general industrial market, and general demand in Asia. Price decreases for certain bearings partially offset these volume gains by approximately $2 million.
Segment profit increased 140.3% to $29.8 million in 2017 from $12.4 million in 2016. Segment profit from the reconsolidated GST businesses was $0.1 million. Excluding this impact, the year-over-year impact of restructuring costs incurred in both years ($5.3 million lower in 2017) associated with actions initiated across the company in 2016, along with the favorable effect of foreign exchange ($0.2 million), segment profit increased $11.8 million or 61.0%. The increased sales volume in 2017 contributed approximately $15 million to segment profit, along with cost savings of $4.6 million attributable to the above-mentioned restructuring actions. These impacts were partially offset by increased incentive compensation expense associated with higher 2017 attainment levels under incentive plans ($3.8 million), the above-mentioned price decreases ($2 million), and increased medical and dental expenses ($1.1 million). Operating margins for the segment increased to 9.9% in 2017 from 4.5% in 2016.
Power Systems. Sales decreased slightly to $208.2 million in 2017 from $208.3 million in 2016. Sales to third parties from the reconsolidated GST businesses were $5.1 million. Excluding these sales, engine and aftermarket parts and services volume were both slightly down from 2016. Pricing increases for 2017 mitigated the effect of lower volume by approximately $6 million.
Segment profit increased 70.6% to $29.0 million in 2017 from $17.0 million in 2016. Segment profit from the reconsolidated GST businesses was $1.3 million. Segment profit also benefited from $3.9 million in net decreases to the loss reserve on the EDF contract in 2017, compared to $7.6 million in increases to the reserve in the prior year. The current year benefit consisted of $9.1 million of favorability due to the strengthening of the Euro relative to the U.S. Dollar, offset by a $5.2 million increase in total projected costs. The prior year loss consisted of $3.5 million due to the strengthening of the U.S. Dollar versus the Euro in 2016 and $4.1 million associated with increased total projected costs. The year 2016 also included $3.0 million of charges associated with the resolution of a legal matter and $0.4 million of restructuring costs. Aside from these impacts, segment profit decreased from 2016 due to lower margins on engine contracts ($7.9 million), unfavorable sales mix ($4.9 million) due to the lower proportion of aftermarket parts sales to total sales in the current year, increased medical and dental expenses ($0.8 million), and the overall sales volume decrease, offset by the impact of the above-mentioned price increases. The decrease in engine margins was due to higher production of zero margin engines under the EDF contract in 2017 and another contract where the costs to complete exceeded total revenues, and to higher manufacturing costs in comparison to 2016.
Operating margins for the segment increased to 13.9% in 2017 from 8.2% in 2016.

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
Net interest expense in 2016 was $55.1 million compared to $52.1 million in 2015. The overall increase of $3.0 million was due to higher average indebtedness in 2016 versus 2015.
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
Following is a discussion of operating results for each segment during the year:
Sealing Products. Sales of $705.6 million in 2016 were essentially flat compared to 2015. Excluding the benefit of acquisitions ($54.9 million) and unfavorable foreign exchange ($3.8 million), sales were down 7.2% or $51.1 million. Sales were affected by weak demand in oil and gas, heavy-duty trucking, nuclear, and general industrial markets, which more than offset strength in the semiconductor and food and pharmaceutical markets.
Segment profit decreased 3.0% to $81.8 million in 2016 from $84.3 million in 2015. Excluding the benefit of acquisitions ($2.2 million), offset by unfavorable foreign exchange ($0.3 million) and increased restructuring costs ($2.9 million), segment profit decreased $8.6 million or 9.8%. The decrease was driven primarily by the aforementioned sales volume declines, which negatively impacted segment profit by approximately $20 million. This effect was offset partially by decreased raw material costs for our heavy-duty truck parts driven by lower commodity prices ($8 million) and by a $2.5 million favorable year-over-year impact of adjustments to the earnout accrual associated with the segment's 2014 acquisition of Fabrico. Operating margins for the segment decreased to 11.6% in 2016 from 11.9% in 2015.
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
Segment profit decreased 37.3% to $17.0 million in 2016 from $27.1 million in 2015. The lower margins were primarily due to a lower mix of parts and services in total sales ($9.5 million), total costs incurred in the first quarter of 2016 associated with the resolution of a legal matter ($3.0 million, inclusive of the $2.7 million settlement), and other manufacturing cost increases partially offset by the aforementioned pricing increases of approximately $6 million, and a lower loss on the EDF contract ($1.2 million).
Operating margins for the segment decreased to 8.2% in 2016 from 13.2% in 2015.
Restructuring and Other Costs
We incurred $5.1 million, $13.4 million and $6.6 million of restructuring costs during the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017, we conducted a number of targeted restructuring activities throughout our operations, which included the exit of some smaller locations and targeted workforce reductions. All costs associated with such initiatives were incurred in 2017. Workforce reductions in 2017 associated with our restructuring activities totaled 117 administrative and manufacturing positions.
During 2016, we conducted a number of restructuring activities throughout our operations, the most significant of which was a company-wide cost reduction initiative that began in the second quarter. Workforce reductions in 2016 totaled 192 administrative and manufacturing positions. Please see the "Overview and Outlook" section of Management's Discussion and Analysis and Note 4 to our Consolidated Financial Statements for further information.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, pension contributions, and debt repayments have been funded from cash balances on hand, revolver borrowings, issuance of senior notes and cash generated from operations. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more of these acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have other resources available, which are discussed in this section under the heading of “Capital Resources.”
As of December 31, 2017, we held all $189.3 million of cash and cash equivalents outside of the United States. As noted under "Capital Resources" we had $111.5 million of availability under our Revolving Credit Facility at December 31, 2017. This $300 million facility expires in August 31, 2019. At December 31, 2017 we had current income tax receivables aggregating $113.2 million relating primarily to the planned carry back of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years. Other distributions may require us to incur foreign taxes to repatriate these funds. However, as discussed in Note 5 to our Consolidated Financial Statements, our current intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations. As a result of the mandatory one-time transition tax on accumulated foreign earnings imposed by the Tax Act, we are re-evaluating our repatriation policy as earnings of our foreign subsidiaries are now available for repatriation without incremental U.S. taxes. However, we have not yet made any changes to our repatriation policy.
Cash Flows
Operating activities provided cash in the amount of $46.6 million, $64.5 million and $86.5 million in 2017, 2016 and 2015, respectively. The decrease in operating cash flows in 2017 versus 2016 was primarily attributable to asbestos payments, net of insurance receipts ($68.9 million) associated with the payment to the Provincial Boards in the third quarter and the funding of the Trust in the fourth quarter of 2017. This effect was offset by contributions from higher segment profit in ($38.5 million) 2017 compared to the prior year, including $7.2 million of segment profit from the reconsolidated GST entities, and lower cash paid for interest and taxes ($7.4 million). The increase in operating cash flows in 2016 versus 2015 was primarily attributable to higher pension contributions ($14.9 million) made primarily to meet minimum funding requirements to avoid payment of variable fees to the PBGC, higher interest payments ($4.6 million) as a result of higher average outstanding borrowings, and lower segment profits. Lower segment working capital requirements ($6 million) as a result of increased company focus on working capital efficiency partially offset the decrease.
We used $97.7 million, $61.4 million, and $86.5 million of cash in 2017, 2016 and 2015, respectively, for investing activities. In 2017, we used $44.6 million, net of cash acquired, to fund acquisitions as opposed to $28.5 million and $44.5 million, net of cash acquired, respectively in 2016 and 2015. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for additional discussion regarding these transactions. Additionally, we made a $45.2 million capital contribution to OldCo during the time in which it was deconsolidated from EnPro in order to fund OldCo's initial $50 million payment in July 2017 to the Trust. This funding was partially offset by $36.3 million in net cash increases associated with the deconsolidation of OldCo in the first quarter of 2017 and the reconsolidation of GST and OldCo in the third quarter of 2017. We sold two non-strategic businesses, Franken Plastic in our Sealing Products segment and CPI Thailand in our Engineered Products segment in 2016, receiving a combined $3.7 million, and also received $2.9 million previously in escrow as part of our sale of GRT in 2014. Capital expenditures in 2017 were $5.2 million higher than in 2016, mainly due to facility upgrades and investments to support development of a new opposed-piston engine design in our Power Systems segment.
Financing activities provided $118.5 million in cash in 2017, primarily from the net proceeds from the issuance of follow-on senior notes in March ($149.2 million), offset by a payment on the GST notes during the time in which GST was deconsolidated from EnPro ($45.2 million) that contributed to GST's initial funding of the Trust, net borrowings on our revolving credit facility ($43.5 million), and by cash paid to repurchase shares ($11.5 million) and for dividends ($19.0 million) . Financing activities provided $22.0 million in 2016 primarily from net borrowings on our revolving credit facility of $67.7 million, offset by cash used for share repurchases of $30.4 million, and dividends paid ($18.1 million). Financing activities used $85.2 million in 2015 primarily for share repurchases of $85.3 million, repurchase and repayment of our convertible debentures maturing in October 2015 ($47.1 million), and dividends ($18.0 million). These payments were offset primarily by net borrowings on our revolving credit facility of $62.2 million.
Impact of Funding of the Trust

In February 2017, we received a private letter ruling from the Internal Revenue Service, in satisfaction of a condition of the Joint Plan, that the Trust established under the Joint Plan would be recognized as a “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations, and that amounts contributed to the Trust as contemplated by the Joint Plan would be deductible for federal income tax purposes in the year in which the contribution is made. In accordance with this ruling, we plan to deduct the total 2017 Trust funding of $495.8 million on our 2017 tax return. This funding generates a 2017 net operating tax loss, which is eligible for a ten-year carryback as the loss relates to a specified product liability. Based on our preliminary analysis, we are anticipating a refund in the amount of $102.5 million from the carryback claim and expect to receive it by the end of 2018. In addition to the refund, $3.2 million of foreign tax credits previously utilized during the carryback period will be available to offset our future tax liability. As we further analyze our year-end data, we will refine our calculations, but do not expect that our estimate will materially change.
Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”).

The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”) which expires in August 2019. At December 31, 2017, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
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
We were in compliance with all covenants of the Credit Facility Amendment as of December 31, 2017.
The borrowing availability under our Revolving Credit Facility at December 31, 2017 was $111.5 million after giving consideration to $15.0 million of outstanding letters of credit and $173.5 million of outstanding borrowings.

In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the contemplated corporate restructuring of Coltec, which is discussed further in Note 20, "Subsidiary Asbestos Bankruptcies." Permitted borrowers under the Revolving Credit Facility now include newly formed subsidiary EnPro Holdings, in addition to EnPro. OldCo, as the successor by merger to Coltec, was released from its obligations under the Revolving Credit Agreement on January 29, 2017, and each of our other domestic consolidated subsidiaries is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of such existing domestic, consolidated subsidiaries has provided such a guarantee.
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
Commencing on September 15, 2017, we may, on any one or more occasions, redeem all or a part of the senior notes at specified redemption prices plus accrued and unpaid interest.
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

In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the Additional Notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as for the senior notes issued in September 2014. The debt premium is being amortized as a reduction to interest expense until the maturity date resulting in an effective interest rate of 5.660%.

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility in order to increase availability to fund future capital requirements, including those funding requirements associated with the Joint Plan.
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
The Notes Payable to GST bore interest at 11% per annum, of which 6.5% was payable in cash and 4.5% was added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2017 and 2016, $19.3 million and $18.4 million, respectively, was paid in cash and PIK interest of $13.4 million and $12.7 million, respectively, was added to the principal balance of the Notes Payable to GST. With the reconsolidation of GST in the third quarter, these borrowings became intercompany and thus were no longer reported on our Consolidated Balance Sheet beginning in that quarter. In the fourth quarter, the notes were paid off internally.
Share Repurchase Program
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the year ended December 31, 2017, we repurchased 0.2 million shares for $11.5 million. Through the program's expiration in October 2017 we purchased $47.2 million of the $50.0 million authorized, including purchases in 2015 and 2016.
Also in October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program authorization will expire in October 2020. No purchases were made under this program in the year ended December 31, 2017.
Dividends
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2017, the Board declared a dividend of $0.22 per share in each quarter, and on February 13, 2018 we announced that the Board had increased the quarterly dividend to $0.24 per share, commencing with the dividend to be paid on March 21, 2018. Each of the agreements governing the Revolving Credit Facility and the indenture governing the senior notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $30.0 million per year. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the senior notes to permit the payment of dividends in excess of $30.0 million per year.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements and recently issued accounting guidance. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.
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
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Power Systems segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 continued to use the completed-contract method through completion and shipment.
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
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity including the benefits of learning and investments in new technologies, the complexity of the work to be performed, the availability and future prices of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.
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
Contingencies
General
A detailed description of certain environmental and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $0.1 million. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the Coltec

Restructuring. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. At September 30, 2017, we increased the reserve by $1.9 million to a balance of $4.0 million in anticipation of entering into an agreement with the EPA to perform investigations to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. On November 7, 2017, EnPro Holdings entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with EPA for the performance of this work. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonal vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ but could not be implemented because the owner of the private property where the corrective action system would be located would not provide access. An alternate plan has been submitted to and is being reviewed by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the quarter ended March 31, 2017 we reserved an additional $3.3 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. During the quarter ended December 31, 2017, we reserved an additional $3.5 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at December 31, 2017 is $3.8 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
In 2016, in addition to the accruals described above, we accrued $1.1 million in liabilities to reflect our estimated costs to restart the remediation system at one site, estimated costs to construct the remedial system at one site and our most current estimate of costs for continued remediation at five sites based upon a reassessment of the expected duration of remedial activities at each of those sites. As of December 31, 2017 and 2016, we had accrued liabilities of $27.3 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies.
Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 21 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the following section titled “Crucible Steel Corporation a/k/a Crucible, Inc.”

Crucible Steel Corporation a/k/a Crucible, Inc.
Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1983 when its assets and liabilities were distributed to a new Coltec subsidiary, Crucible Materials Corporation. Coltec sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 21 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(in millions)
Balance at beginning of year	$5.0	$4.8	$3.5
Charges to expense	2.6	4.4	3.3
Settlements made	(2.3)	(4.2)	(2.0)
Balance at end of year	$5.3	$5.0	$4.8

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have been briefing their legal positions and we expect court hearings to begin in the summer of 2018.

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
Asbestos Insurance Coverage
Under the Consensual Settlement and Joint Plan described above in “Overview and Outlook,” GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million. As of December 31, 2017, approximately $44.4 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the “Garlock Coverage Block”) from solvent carriers with investment grade ratings.
On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to available products hazard limits and insurance receivables covering claims against both GST and OldCo under the Garlock Coverage Block, the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan; as of December 31, 2017, approximately $14.2 million is due from the two carriers. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the Trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s contributions to the Trust under the Joint Plan. Under the settlements, the two carriers were obligated to make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan, which payments were made in August 2017. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan, with the successor entities being entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims). In August 2017, the Fairbanks Morse Pump successors and EnPro Holdings, as the successor to OldCo, agreed to permit accelerated settlements of the installments upon the lump sum payment of $3 million made to EnPro Holdings in August 2017, with the Fairbanks Morse Pump successors surrendering any right to recoup the amount of such payment from the additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976.
At December 31, 2017, we had $44.4 million of insurance coverage we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. GST has collected insurance payments totaling $152.3 million since the GST Petition Date. We consider the $44.4 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the company's $44.4 million remaining solvent insurance coverage, $17.8 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $26.6 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $29.4 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $44.4 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million
We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage under the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. On October 12, 2017, the magistrate judge issued a decision denying the petitioning insurer's motion to compel arbitration and holding that the arbitration clause in the policy was deleted by an endorsement. The insurer filed an objection to the magistrate judge's decision with the District Court. The District Court has not yet issued a ruling on the objection.
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $44.4 million million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2017, approximately $49.4 million of future minimum lease payments were outstanding under these agreements. See Note 21, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2017, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$624.3	$0.2	$173.8	$450.2	$0.1
Interest on long-term debt	131.8	33.7	52.9	45.2	—
Operating leases	49.4	12.3	19.6	12.1	5.4
Other liabilities	32.3	9.7	8.0	6.5	8.1
Total	$837.8	$55.9	$254.3	$514.0	$13.6

The payments for long-term debt shown in the table above reflect the contractual principal amount for the senior notes. In our Consolidated Balance Sheet, this amount is shown net of a debt discount of $5.8 million. Additional discussion regarding the senior notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 13 to the Consolidated Financial Statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.

Payments for other liabilities are estimates of amounts to be paid for environmental and retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2017. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 21 to the Consolidated Financial Statements.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2017. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt	$0.2	$0.1	$0.2	$0.1	$450.0	$0.1	$450.7	$472.1
Average interest rate	4.4%	4.4%	4.4%	4.4%	5.9%	4.4%	5.9%
Additionally, we had $173.5 million of outstanding borrowings on our revolving credit facility as of December 31, 2017, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $0.5 million and $2.8 million as of December 31, 2017 and 2016, respectively.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). However, the assessment did not include the reconsolidated GST and OldCo business, as the reconsolidation during 2017 was treated as a business acquisition under applicable accounting rules. The reconsolidated GST and OldCo businesses are wholly-owned business whose combined total assets at December 31, 2017 and total revenues from the date of reconsolidation (July 31, 2017) through December 31, 2017, represent 10% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
Based on our assessment, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; transactions – Section 16(a) beneficial ownership reporting compliance” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock; transactions” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2017, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	567,656(1)	$42.24(2)	993,146
Equity compensation plans not approved by security holders	—	—	—
Total	567,656(1)	$42.24(2)	993,146

(1)
Includes shares issuable under restricted share unit awards and under performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2015 – 2017 performance cycle and at the maximum levels payable for the 2016 – 2018 and 2017 – 2019 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices – Director compensation” and “Executive compensation – Grants of plan based awards – LTIP awards” in our definitive proxy statement for the 2018 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors and related transactions is set forth under the captions, “Corporate governance policies and practices – Director independence” and "Beneficial ownership of our common stock; transactions - Related-party transactions" in our definitive proxy statement for the 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015 appears on page 112.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 50 to 52.

ITEM 16.	FORM 10-K SUMMARY
None

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

4.1
Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2
Indenture dated as of September 16, 2014 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 16, 2014 by EnPro Industries, Inc. (File No. 001-31225))

4.3
Eighth Supplemental Indenture dated as of March 24, 2017 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2017 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amended and Restated Credit Agreement dated as of August 28, 2014 among EnPro Industries, Inc., Coltec Industries Inc, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2014 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Third Amendment to Amended and Restated Credit Agreement dated as of October 12, 2016 among Coltec Industries Inc, EnPro Industries, Inc., New Coltec, Inc., OldCo, LLC, the other Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 13, 2016 by EnPro Industries, Inc. (File No. 001-31225))

10.3
Registration Rights Agreement dated as of March 24, 2017 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, EnPro Holdings, Inc., Fairbanks Morse, LLC, Garlock Hygienic Technologies, LLC, Garlock Pipeline Technologies, Inc., GGB, Inc., GGB LLC, STEMCO Kaiser Incorporated, Stemco LP, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC, Technetics Group Oxford, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2017 by EnPro Industries, Inc. (File No. 001-31225))

10.4
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.5+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.6+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.21+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and Gilles Hudon entered into on August 3 2011)

10.27+
Management Continuity Agreement dated as of February 10, 2014 between EnPro Industries, Inc. and Todd L. Anderson (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225)) (This exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney entered into on February 10, 2014)

10.28+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
Management Continuity Agreement dated as of July 31, 2015 between EnPro Industries, Inc. and William A. Favenesi (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)) (this exhibit is substantially identical to Management Continuity Agreement between EnPro Industries, Inc. and William C. O'Neal entered into on July 28, 2015)

10.30+
Management Continuity Agreement dated as of April 5, 2017 between EnPro Industries, Inc. and Jon D. Rickers (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31*	EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017)

10.32+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Kees van der Graaf

24.6*	Power of Attorney from David L. Hauser

24.7*	Power of Attorney from John Humphrey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 26th day of February, 2018.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2018
Stephen E. Macadam

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2018
J. Milton Childress II

/s/ David L. Hauser	Chairman of the Board and Director	February 26, 2018
David L. Hauser*

/s/ Thomas M. Botts	Director	February 26, 2018
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 26, 2018
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	February 26, 2018
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 26, 2018
Diane C. Creel*

/s/ Kees van der Graaf	Director	February 26, 2018
Kees van der Graaf*

/s/ John Humphrey	Director	February 26, 2018
John Humphrey*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders and EnPro Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the reconsolidated GST and OldCo businesses from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. GST and OldCo are wholly-owned subsidiaies whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 10% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2018

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015
(in millions, except per share data)

	2017	2016	2015
Net sales	$1,309.6	$1,187.7	$1,204.4
Cost of sales	865.2	793.0	808.9
Gross profit	444.4	394.7	395.5
Operating expenses:
Selling, general and administrative	326.3	303.8	302.8
Goodwill and other intangible asset impairment	10.1	—	47.0
Asbestos settlement	—	80.0	—
Other	6.8	15.6	8.1
Total operating expenses	343.2	399.4	357.9
Operating income (loss)	101.2	(4.7)	37.6
Interest expense	(50.9)	(55.9)	(52.8)
Interest income	1.5	0.8	0.7
Gain on reconsolidation of GST and OldCo	534.4	—	—
Other expense, net	(8.7)	(8.9)	(4.1)
Income (loss) before income taxes	577.5	(68.7)	(18.6)
Income tax benefit (expense)	(37.7)	28.6	(2.3)
Net income (loss)	$539.8	$(40.1)	$(20.9)
Basic earnings (loss) per share	$25.28	$(1.86)	$(0.93)
Diluted earnings (loss) per share	$24.76	$(1.86)	$(0.93)
Cash dividends per share	$0.88	$0.84	$0.80

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Net income (loss)	$539.8	$(40.1)	$(20.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	14.4	(16.3)	(21.9)
Pension and post-retirement benefits adjustment (excluding amortization)	5.2	(7.8)	(3.4)
Amortization of pension and post-retirement benefits included in net income (loss)	7.7	6.9	7.1
Other comprehensive income (loss), before tax	27.3	(17.2)	(18.2)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(4.8)	0.4	(1.8)
Other comprehensive income (loss), net of tax	22.5	(16.8)	(20.0)
Comprehensive income (loss)	$562.3	$(56.9)	$(40.9)

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$539.8	$(40.1)	$(20.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32.7	30.4	30.3
Amortization	31.1	26.7	27.8
Asset impairments	12.1	—	47.0
Gain on reconsolidation of GST and OldCo	(534.4)	—	—
Asbestos settlement	—	80.0	—
Deferred income taxes	35.9	(30.0)	(1.1)
Stock-based compensation	9.5	5.1	4.1
Other non-cash adjustments	2.9	1.1	6.5
Change in assets and liabilities, net of effects of acquisitions, deconsolidation, and reconsolidation of businesses:
Asbestos liabilities	(95.5)	—	—
Asbestos insurance receivables	26.6	—	—
Accounts receivable, net	(35.7)	3.0	7.3
Inventories	7.9	2.4	(14.7)
Accounts payable	20.5	(2.9)	3.5
Other current assets and liabilities	(1.1)	8.4	19.3
Other non-current assets and liabilities	(5.7)	(19.6)	(22.6)
Net cash provided by operating activities	46.6	64.5	86.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41.0)	(35.8)	(36.8)
Payments for capitalized internal-use software	(3.7)	(4.1)	(4.6)
Proceeds from sale of business	—	6.6	—
Payments for acquisitions, net of cash acquired	(44.6)	(28.5)	(45.5)
Reconsolidation of GST and OldCo	41.1	—	—
Deconsolidation of OldCo	(4.8)	—	—
Capital Contribution to OldCo	(45.2)	—	—
Other	0.5	0.4	0.4
Net cash used in investing activities	(97.7)	(61.4)	(86.5)
FINANCING ACTIVITIES
Proceeds from debt	635.7	350.8	230.8
Repayments of debt	(484.3)	(278.1)	(189.0)
Repurchase of common stock	(11.5)	(30.4)	(85.3)
Dividends paid	(19.0)	(18.1)	(18.0)
Repurchase of convertible debentures conversion option	—	—	(21.6)
Other	(2.4)	(2.2)	(2.1)
Net cash provided by (used in) financing activities	118.5	22.0	(85.2)
Effect of exchange rate changes on cash and cash equivalents	10.4	(17.0)	(5.6)
Net increase (decrease) in cash and cash equivalents	77.8	8.1	(90.8)
Cash and cash equivalents at beginning of year	111.5	103.4	194.2
Cash and cash equivalents at end of year	$189.3	$111.5	$103.4
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$46.4	$41.0	$36.4
Income taxes, net of refunds received	$6.8	$19.6	$20.4
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$7.2	$5.4	$5.7
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(in millions, except share amounts)

	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$189.3	$111.5
Accounts receivable, less allowance for doubtful accounts of $4.7 in 2017 and of $4.9 in 2016	261.7	208.1
Inventories	204.1	175.4
Income tax receivable	113.2	6.5
Prepaid expenses and other current assets	51.3	23.4
Total current assets	819.6	524.9
Property, plant and equipment, net	296.9	215.4
Goodwill	336.1	201.5
Other intangible assets, net	347.0	176.9
Investment in GST	—	236.9
Deferred income taxes and income tax receivable	24.8	152.6
Other assets	61.7	38.2
Total assets	$1,886.1	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$26.2
Notes payable to GST	—	12.7
Current maturities of long-term debt	0.2	0.2
Accounts payable	130.7	102.9
Asbestos liability	0.6	30.0
Accrued expenses	136.6	131.0
Total current liabilities	268.1	303.0
Long-term debt	618.3	424.8
Notes payable to GST	—	283.2
Asbestos liability	—	80.0
Other liabilities	96.9	96.9
Total liabilities	983.3	1,187.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,517,554 shares at December 31, 2017 and 21,558,145 shares at December 31, 2016	0.2	0.2
Additional paid-in capital	347.9	346.5
Retained earnings	604.4	84.0
Accumulated other comprehensive loss	(48.4)	(70.9)
Common stock held in treasury, at cost – 191,838 shares at December 31, 2017 and 194,073 shares at December 31, 2016	(1.3)	(1.3)
Total shareholders’ equity	902.8	358.5
Total liabilities and equity	$1,886.1	$1,546.4

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	24.0	$0.2	$477.3	$181.7	$(34.1)	$(1.3)	$623.8
Net loss	—	—	—	(20.9)	—	—	(20.9)
Other comprehensive loss	—	—	—	—	(20.0)	—	(20.0)
Dividends	—	—	—	(18.0)	—	—	(18.0)
Repurchase of convertible debentures, including call option settlement	(0.9)	—	(21.6)	—	—	—	(21.6)
Accretion of convertible debentures from temporary equity	—	—	1.0	—	—	—	1.0
Share repurchases	(1.3)	—	(86.0)	—	—	—	(86.0)
Incentive plan activity	0.1	—	1.8	(0.3)	—	—	1.5
Balance, December 31, 2015	21.9	0.2	372.5	142.5	(54.1)	(1.3)	459.8
Net loss	—	—	—	(40.1)	—	—	(40.1)
Other comprehensive loss	—	—	—	—	(16.8)	—	(16.8)
Dividends	—	—	—	(18.1)	—	—	(18.1)
Share repurchases	(0.6)	—	(29.7)	—	—	—	(29.7)
Incentive plan activity	0.1	—	3.7	(0.3)	—	—	3.4
Balance, December 31, 2016	21.4	0.2	346.5	84.0	(70.9)	(1.3)	358.5
Adoption of share-based payment accounting standard	—	—	0.5	(0.3)	—	—	0.2
Net income	—	—	—	539.8	—	—	539.8
Other comprehensive income	—	—	—	—	22.5	—	22.5
Dividends	—	—	—	(19.1)	—	—	(19.1)
Share repurchases	(0.2)	—	(11.5)	—	—	—	(11.5)
Incentive plan activity	0.1	—	10.4	—	—	—	10.4
Other	—	—	2.0	—	—	—	2.0
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8

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
In the first quarter of 2017, we adopted a standard that was issued to modify and simplify several aspects of accounting for share-based payment transactions. Changes to the previous guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement beginning in 2017. This adoption is made prospectively. Excess tax benefits/deficiencies recorded in income tax expense for the year ended December 31, 2017 were insignificant.
We historically accounted for excess tax benefits in the Consolidated Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. We elected to adopt this portion of the standard on a prospective basis.
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
We generally use the percentage-of-completion (“POC”) accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex engines under fixed price or cost plus contracts. During the third quarter of 2011, the Power Systems segment began using POC for prospective engine contracts. We made this change because, as a result of enhancements to our financial management and reporting systems, we are able to reasonably estimate the revenue, costs, and progress towards completion of engine builds. If we are not able to meet those conditions for a particular engine contract, we recognize revenues using the completed-contract method. Additionally, engines that were in production at June 30, 2011 continued to use the completed-contract method through completion and shipment.
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

Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity including the benefits of learning and investments in new technologies, the complexity of the work to be performed, the availability and future prices of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized in the period they become known. These adjustments may result in an increase or a decrease in operating income. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Contracts accounted for under the POC method represented revenues and margins of $76.3 million and $12.9 million, respectively, for the year ended December 31, 2017, $86.3 million and $6.9 million, respectively, for the year ended December 31, 2016, and $67.3 million and $8.9 million, respectively, for the year ended December 31, 2015.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction gains totaled $1.2 million, $1.5 million, and $1.8 million respectively, in 2017 and 2016, and 2015.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2017, 2016, and 2015 were $32.7 million, $28.9 million, and $22.5 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Income Taxes – We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions impacting the Company including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse, the reassessment of the net realizability of the deferred tax balances, and the transition tax, are required to be recognized in our income tax provision in the fourth quarter 2017, the period of enactment.
In December 2017, U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. In these instances, the SEC's guidance allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed at the end of 2017, and ongoing guidance and interpretation is expected over the next twelve months, we consider the impact of the transition tax, remeasurement of deferred tax assets and liabilities, and other items recorded in our year-end income tax provision to be a reasonable estimate, but provisional, subject to further analysis of year-end data and refinement of the Company’s calculations. We expect to complete our analysis within the one-year measurement period in accordance with the SEC's guidance. Please see Note 5, "Income Taxes" for further information on the provisional items recorded in 2017.
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
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are normally due upon completion of the contracts and/or acceptance by the owner of specified deliverables. At December 31, 2017, we had $0.3 million of retentions expected to be collected in 2018 recorded in accounts receivable and $0.9 million of retentions expected to be collected beyond 2018 recorded in other long-term assets in the Consolidated Balance Sheet. At December 31, 2016, we had $1.3 million of current retentions and $1.8 million of long-term retentions recorded in the Consolidated Balance Sheet.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or net realizable value. Approximately 34% and 38% of inventories were valued by the LIFO method in 2017 and 2016, respectively.
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
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses, including the reconsolidated GST and OldCo businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We completed our required annual impairment tests of goodwill as of October 1, 2017 and 2016. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units significantly exceeded their carrying values.
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
We completed our required annual impairment test of goodwill as of October 1, 2017, which did not indicate any additional impairment of our goodwill.
Other intangible assets are recorded at cost, or when acquired as a part of a business combination (including in the reconsolidation of GST and OldCo as it was treated as a business acquisition under applicable accounting rules), at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Other than as described above, the results of our assessments did not indicate any impairment to our indefinite-lived intangible assets for the years presented.

We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the poor financial performance of the ATDynamics business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we determined that a test of ATDynamics' recoverability was required.

An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value.  We estimate the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we used an income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain intangible assets.  We classified these fair value measurements as Level 3.

As a result of this test, certain of ATDynamics' definite-lived intangible assets were determined to be impaired, and were valued in total at $1.7 million, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value. The loss is reflected in Goodwill and other intangible asset impairment in the Consolidated Statement of Operations.

Additionally, during the year ended December 31, 2017, we determined that approximately $1.8 million of amortized customer relationship intangibles associated with certain smaller locations that we exited in 2017 would no longer provide continuing value to us as a result of the exits. Therefore, these assets were written off. As these write-offs relate to restructuring activities, this amount is presented in other operating expense in the Consolidated Statement of Operations for the year ended December 31, 2017.

During the year ended December 31, 2015, we determined $0.9 million of amortized trademarks associated with CPI were impaired and therefore were written off. This amount is included in goodwill and other intangible asset impairment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.
Investment in GST – The historical business operations of Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”) have resulted in a substantial volume of asbestos litigation in which plaintiffs have alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor was an inactive and insolvent indirect subsidiary. Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers have been managed through another Coltec subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST’s financial results were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date. However, GAAP requires that an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST and its subsidiaries were with EnPro, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value on June 4, 2010. The cost method required us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and to not recognize any income or loss from GST and subsidiaries in our results of operations during the reorganization period. During the pendency of these proceedings in the Bankruptcy Court, our investment in GST was subject to periodic reviews for impairment. When GST emerged from the supervision of the Bankruptcy Court upon confirmation and effectiveness of a plan of reorganization effective at 12:01 a.m. on July 31, 2017, the investment balance was derecognized as further described in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC."

Debt – Debt issuance costs associated with our 5.875% Senior Notes due in 2022 (the “Senior Notes”) that are incremental third party costs of issuing the debt are recognized as a reduction in the carrying value of the debt and amortized into interest expense over the time period to maturity using the interest method. Debt issuance costs associated with our senior secured revolving credit facility (the “Revolving Credit Facility”) are presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement.
In October 2005, we issued $172.5 million in aggregate principal amount of 3.9375% Convertible Senior Debentures (the “Convertible Debentures”), which matured in October 2015. Applicable authoritative accounting guidance required that the liability component of the Convertible Debentures be recorded at its fair value as of the issuance date. This resulted in us recording debt in the amount of $111.2 million as of the issuance date with the $61.3 million offset to the debt discount being recorded in equity on a net of tax basis. The debt discount was amortized through interest expense until the maturity date of October 15, 2015, resulting in an effective interest rate of approximately 9.5%. Interest expense related to the Convertible Debentures for the year ended December 31, 2015 included $0.4 million of contractual interest coupon and $0.2 million of debt discount amortization.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $0.5 million and $2.8 million at December 31, 2017 and 2016, respectively. All contracts outstanding at December 31, 2017 expired in January of 2018.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2017 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of derivative assets are recorded in other current assets and the balances of derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
Similarly, the fair value computations for the recurring impairment analyses of goodwill and indefinite-lived intangible assets would be classified as Level 3 due to the absence of quoted market prices or observable inputs. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates and discount rates. Significant changes in any of those inputs could result in a significantly different fair value measurement.
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
Recently Issued Accounting Guidance
In February 2018, a standard was issued that helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Act. The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the alternatives presented by the standard with respect to the tax effects associated with our pension plan unamortized net losses and service costs that are in our balance of accumulated other comprehensive income.

In March 2017, a standard was issued that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this standard also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, and is to be applied retrospectively for the classification of pension and other postretirement benefits expense on the income statement and prospectively for the criteria on capitalization of certain costs. For the years ended December 31, 2017 and 2016, the application of this guidance would have resulted in an increase in operating income of approximately $0.5 million and $2.2 million, respectively with a corresponding increase in non-operating expenses.

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

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. Based upon our current population of receivables and associated historical credit loss experience, we do not expect that this standard will have a significant impact on our consolidated financial statements. This conclusion could be impacted by any significant future financing arrangements that we may choose to enter with customers.

In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, the addition of lease liabilities, and assets of similar amount, to our Consolidated Balance Sheets for leases currently accounted for as operating leases will increase both total assets and liabilities. At December 31, 2017, future minimum lease payments under non-cancelable operating leases were $49.4 million. The amount of increase will depend mainly upon the dollar value of operating lease commitments at the time of adoption, which could change significantly from our current commitments due to factors including lease expirations, future lease versus buy decisions, acquisitions, and divestitures.

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

The guidance will affect certain aspects of our current practice of accounting for engine contracts in our Power Systems segment. We expect that our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. Our current practice of accounting for such contracts as single profit centers under existing guidance could change in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract under the new standard. Identifying multiple performance obligations in a contract currently accounted for as a single profit center could make the rate at which we recognize revenue and margins under that contract faster or slower, depending on the contract. Additionally, we have certain service contracts where revenue is currently recognized using a milestone method. Under the new guidance, revenue on such contracts will be recognized more frequently throughout the contract using an input measure. Finally, we have certain limited instances of costs that are currently expensed as incurred at the segment that we believe meet the criteria to be capitalized as incremental costs of obtaining a contract under the new guidance.

The new standard provides certain practical expedients that we may elect in adopting and following the new guidance. We plan to utilize a practical expedient that permits us to expense the costs to obtain a contract (such as those discussed above) as incurred when the expected amortization period is one year or less. Another expedient that we plan to elect is to not adjust the promised amount of consideration in contracts for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. We currently do not have any contracts that would require such consideration, but we do consider new arrangements from time to time that could be affected by this aspect of the guidance.

We have made progress in evaluating the new disclosure requirements of the standard. Among the new requirements is one that will have entities provide disaggregation of revenue into categories that show how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows. To meet this requirement, we plan to provide information on our revenue from customers in the major end markets with which we do business, as the underlying economic conditions in these various markets are a major driver in our overall sales performance and in year over year comparisons.

We will adopt the guidance using the modified retrospective transition alternative provided in the standard, meaning that contracts open during the transition period that will continue beyond the effective date are evaluated for impact in transition to the new guidance. Based upon review of our current contract portfolio, we do not expect the transition impact of adopting the new guidance will be material to EnPro. Many of the affected service contracts mentioned above are over relatively short periods of time and not for large amounts of consideration, and we currently have only a single engine contract that we have determined to have multiple performance obligations that are distinct within the context of the contract.

2.	Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC
On the GST Petition Date, GST LLC filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the Bankruptcy Court. The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated that Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of the Company’s major business units, would be distributed to a new direct subsidiary of the Company, which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017 (the "OldCo Petition Date"), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Joint Plan was consummated on July 31, 2017. For more detail on the terms of the Joint Plan, see Note 20, "Subsidiary Asbestos Bankruptcies."
During the pendency of the GST Chapter 11 Case and the related OldCo Chapter 11 Case, which are described further in Note 20, "Subsidiary Asbestos Bankruptcies," certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
Reconsolidation
GST and OldCo were reconsolidated upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017. The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. The primary businesses comprising GST will be managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST will be managed by the Technetics and

Stemco divisions within this segment, by the CPI division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.

The following table presents the preliminary fair value of the net assets of GST and OldCo acquired. The initial estimates reported at September 30, 2017 have been modified at December 31, 2017 due to an increase in the valuation of other assets by $7.1 million. These estimates remain subject to the final completion of the valuation process for GST and OldCo:

(in millions)
Accounts receivable	$22.9
Inventories	29.2
Property, plant and equipment	63.2
Goodwill	125.5
Other intangible assets	180.8
Other assets	174.1
Liabilities assumed	(110.5)
Total purchase price	$485.2

In accordance with GAAP, the purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. In the reconsolidation, the investment in GST and OldCo is deemed to be exchanged for our exclusive control of these businesses. No cash is transferred in the reconsolidation transaction, other than the reconsolidation of GST's and OldCo's cash and cash equivalents at that date. The purchase price was allocated to the assets and liabilities reconsolidated with these businesses based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $125.5 million, none of which is expected to be tax deductible given the nature of the transaction. See Note 10, "Goodwill and Other Intangible Assets" for information on goodwill by reportable segment from this transaction. The goodwill recognized in this transaction is primarily attributable to intangible assets that do not qualify for separate recognition.
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
Post-reconsolidation sales of $81.3 million and income before taxes of $6.5 million attributable to GST and OldCo are included in our Consolidated Statement of Operations for the year ended December 31, 2017. The following unaudited supplemental pro forma condensed consolidated financial results of operations for the Company for the years ended December 31, 2017 and 2016, are presented as if the reconsolidation had been completed on January 1, 2016:

	Years Ended December 31,
	2017	2016

Pro forma net sales	$1,402.5	$1,337.7
Pro forma net income	$53.7	$520.0
Pro forma earnings per share - basic	$2.52	$24.07
Pro forma earnings per share - diluted	$2.46	$23.85

The 2017 supplemental pro forma net income was adjusted to exclude $4.1 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2016 supplemental pro forma net income was adjusted to include these charges. Pro forma net income for the year ended December 31, 2016 also includes the gain on reconsolidation discussed further below, as well as the tax impact of the reconsolidation discussed in Note 5, "Income Taxes."

The supplemental pro forma net income for the years ended December 31, 2017 and 2016 was also adjusted to exclude a combined $(16.7) million and $148.2 million, respectively, of non-recurring expenses (credits) associated with the aforementioned asbestos claims resolution process recorded at EnPro and at GST and OldCo, as the process is assumed to have concluded in order for the reconsolidation to occur. The amount adjusted for the year ended December 31, 2017 is inclusive of $24.7 million of credits for insurance reimbursements that became realizable for GST and OldCo in the current year. The amount adjusted for the year ended December 31, 2016 is inclusive of charges of $80.0 million and $49.5 million recorded by EnPro and GST, respectively, in that year in association with the Joint Plan to resolve current and future asbestos claims and the agreement with the Canadian provincial workers' compensation boards (the "Provincial Boards") resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates. See Note 20, "Subsidiary Asbestos Bankruptcies." The remaining amount adjusted for each year consists of charges for Chapter 11 case-related fees and expenses including attorneys' and experts' fees and fees associated with the administration of Garrison.

These unaudited supplemental pro forma financial results have been prepared for comparative purposes only. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the reconsolidation occurred on January 1, 2016, or of future results of the consolidated entities.
Associated with the reconsolidation of GST and OldCo, we recorded a pretax gain of $534.4 million. The amounts comprising the gain include:

(in millions)
Gain on revaluation of investment in GST and OldCo	$248.3
Elimination of net amounts payable to GST and OldCo at reconsolidation date	286.1
Total	$534.4
The gain on revaluation of our investment in GST and OldCo is the difference between the above-noted fair value of the investment and its book value of $236.9 million as of the date of reconsolidation. Although EnPro's investment in OldCo was negative at the time that it was deconsolidated from the EnPro results, EnPro Holdings had entered into a keep well agreement with OldCo under which it unconditionally agreed to make equity contributions to OldCo sufficient to maintain OldCo's ability to pay and discharge its liabilities as they become due and payable. As a result of this agreement, we recorded a liability on our Consolidated Balance sheet that represented this obligation related to our investment in OldCo.
The portion of the gain attributable to elimination of net amounts payable to GST and OldCo is based upon the balances in EnPro's amounts due to and from GST and OldCo as of that date, including the notes payable to GST and related accrued interest, income tax receivable from GST, and other payables to and receivables from GST that arose in the normal course of business.

3.	Acquisitions
In October 2017, we acquired 100% of the stock of Commercial Vehicle Components Co., Ltd. ("CVC"), a manufacturer of air disc brake and medium duty hydraulic disc brake pads for the heavy-duty and medium-duty commercial vehicle aftermarket with annual revenues of approximately $1.5 million. CVC is managed as part of our Stemco division within the Sealing Products segment.
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
The following table presents the purchase price allocation for acquisitions made in 2017:

(in millions)
Accounts receivable	$1.6
Inventories	3.4
Property, plant and equipment	3.2
Goodwill	9.8
Other intangible assets	27.7
Other assets	0.2
Liabilities assumed	(1.3)
Total purchase price	$44.6
In April 2016, we acquired certain assets and assumed certain liabilities of Rubber Fab Gasket & Molding, Inc. ("Rubber Fab"), a privately-held company offering a full range of high performance sanitary gaskets, hoses and fittings for the hygienic process industries. Rubber Fab is managed as part of EnPro’s Garlock division within the Sealing Products segment. We paid $22.6 million, net of cash acquired for this acquisition.
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

4.	Other Expense
Operating
We incurred $5.1 million, $13.4 million and $6.6 million of restructuring costs during the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017, we conducted a number of targeted restructuring activities throughout our operations, which included the exit of some smaller locations and targeted workforce reductions. All costs associated with such initiatives were incurred in 2017. Workforce reductions in 2017 associated with our restructuring activities totaled 117 administrative and manufacturing positions.
During 2016, a company-wide initiative to reduce cost across all operating segments and the corporate office was initiated, which accounted for a substantial portion of the costs incurred for 2016. All costs associated with this initiative were incurred in 2016. Workforce reductions in 2016 associated with our restructuring activities, including the above plan and other smaller targeted activities, totaled 192 administrative and manufacturing positions.
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
Restructuring reserves at December 31, 2017, as well as activity during the year, consisted of:

	Balance December 31, 2016	Provision	Payments	Balance December 31, 2017
	(in millions)
Personnel-related costs	$3.5	$2.5	$(5.3)	$0.7
Facility relocation and closure costs	1.6	0.6	(1.0)	1.2
	$5.1	$3.1	$(6.3)	$1.9

Also included in restructuring costs for 2017 were asset write-downs of approximately $2.0 million that did not affect the restructuring reserve liability.

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

Restructuring reserves at December 31, 2015, as well as activity during the year, consisted of:

	Balance, December 31, 2014	Provision	Payments	Balance December 31, 2015
	(in millions)
Personnel-related costs	$1.1	$3.0	$(3.8)	$0.3
Facility relocation and closure costs	0.7	0.9	(1.6)	—
	$1.8	$3.9	$(5.4)	$0.3

The above-mentioned asset write-downs at CPI did not affect the restructuring reserve liability.

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Sealing Products	$3.6	$3.3	$0.4
Engineered Products	1.5	6.8	6.2
Power Systems	—	0.4	—
Corporate	—	2.9	—
	$5.1	$13.4	$6.6

In consideration of the poor financial performance of the ATDynamics business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we performed a recoverability test, determining that the full value of certain definite-lived intangible assets was not recoverable. This assessment resulted in an impairment loss of $10.1 million in 2017. Refer to Note 14, "Fair Value Measurements" for further information about this assessment and the resulting loss.

Also included in other operating expense for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.2 million and $1.8 million, respectively, primarily consisting of legal fees related to the bankruptcy of certain subsidiaries discussed further in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC".
Non-Operating
During 2017, 2016 and 2015, we recorded expense of $8.7 million, $8.6 million and $1.4 million, respectively, due to environmental reserve increases based on additional information at several specific sites of previously owned businesses. Refer to Note 21, "Commitments and Contingencies - Environmental" for additional information about our environmental liabilities.
In 2016, we recorded a combined pre-tax loss of $0.4 million on the sale of all shares of our Franken Plastik business unit in the Sealing Products segment and our CPI Thailand business unit in the Engineered products segment. The Franken Plastik sale closed in late December, while the CPI Thailand sale closed in early June. We received $3.7 million for the sale of these businesses. The combined sales reported by the businesses were $7.3 million and $8.8 million for the years ended December 31, 2016 and 2015, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations for these companies are not significant to our consolidated financial position or results of operations.
In March 2015, we entered into privately negotiated transactions with certain holders of our Convertible Debentures to purchase the debentures. We recognized a $2.8 million pre-tax loss on the transaction.

5.	Income Taxes
Income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$524.1	$(96.4)	$(3.0)
Foreign	53.4	27.7	(15.6)
Total	$577.5	$(68.7)	$(18.6)

A summary of income tax benefit (expense) in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$(15.6)	$(8.7)	$(4.0)
Foreign	17.6	10.6	9.8
State	(0.2)	(0.5)	(2.4)
	1.8	1.4	3.4
Deferred:
Federal	14.4	(25.5)	3.6
Foreign	17.0	0.2	(6.0)
State	4.5	(4.7)	1.3
	35.9	(30.0)	(1.1)
Total	$37.7	$(28.6)	$2.3

On December 22, 2017, the Tax Act was enacted and contains several key tax provisions impacting the Company including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse, the reassessment of the net realizability of the deferred tax balances, and the transition tax, are required to be recognized in our income tax provision in the fourth quarter 2017, the period of enactment.

In December 2017, U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. In these instances, the SEC's guidance allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was enacted at the end of 2017 and ongoing guidance and interpretation is expected in the next several months, we have recorded a provisional estimate in our fourth quarter 2017 income tax provision relating to the impact of the transition tax, remeasurement of the deferred tax assets and liabilities, and tax planning strategies. We consider this to be a reasonable estimate and will continue to refine our calculations based on further analysis of final year-end data, including our accumulated foreign earnings and foreign cash balances, and review of forthcoming guidance and interpretation. We expect to complete our analysis within the one-year measurement period permitted in the guidance issued by the SEC.

Income tax benefits recorded directly to additional paid-in capital consisted of the following:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Stock options exercised and restricted stock units vested	$—	$—	$(1.8)
	$—	$—	$(1.8)

Significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$89.6	$13.8
Accrual for post-retirement benefits other than pensions	4.1	4.5
Environmental reserves	6.5	8.7
Retained liabilities of previously owned businesses	1.2	2.1
Accruals and reserves	6.2	8.7
Pension obligations	—	10.2
Inventories	2.5	5.1
Asbestos settlement	—	41.4
Interest	12.0	9.9
Compensation and benefits	5.2	10.8
Gross deferred income tax assets	127.3	115.2
Valuation allowance	(25.7)	(20.2)
Total deferred income tax assets	101.6	95.0
Deferred income tax liabilities:
Depreciation and amortization	(86.6)	(44.2)
GST deconsolidation gain	—	(21.4)
Joint ventures and partnerships	(0.3)	—
Asbestos settlement	(6.3)	—
Pension obligations	(1.7)	—
Total deferred income tax liabilities	(94.9)	(65.6)
Net deferred tax assets	$6.7	$29.4

We offset deferred tax assets and liabilities against one another only to the extent they relate to the same tax jurisdiction. If this condition is not satisfied, the balances are classified independently on the balance sheet. In 2015, we adopted authoritative guidance that simplifies the presentation of deferred income taxes through requiring all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. At December 31, 2017, in accordance with the Tax Act, we remeasured our U.S. deferred tax assets and liabilities from the tax rate of 35.0% to 21.0%. This remeasurement resulted in a $35.0 million provisional net reduction in deferred tax liabilities.

The net deferred tax assets are reflected on the December 31, 2017 and 2016 Consolidated Balance Sheets as follows:

	2017	2016
	(in millions)
Deferred income taxes and income tax receivable	$24.8	$33.6
Other liabilities (non-current)	(18.1)	(4.2)
Net deferred tax assets	$6.7	$29.4

At December 31, 2017, we had $47.6 million of foreign net operating loss carryforwards (tax effect of $12.8 million) of which $17.6 million expire at various dates beginning in 2018, and $30.0 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $17.0 million which expire at various dates between 2018 through 2037. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.

As a result of the ten-year carryback of our 2017 net operating tax loss generated by the funding of the Trust (as described in Note 20, "Subsidiary Asbestos Bankruptcies"), $3.2 million of foreign tax credits previously utilized during the carryback period will be available to offset our future tax liability. In addition, foreign tax credits of $43.5 million generated as a result of the transition tax will also be available to offset our future tax liability. These foreign tax credits expire in years 2018 through 2027 and based on our projected foreign source income, are expected to be fully utilized.
We determined, based on the available evidence, that it is uncertain whether future taxable income of certain of our foreign subsidiaries will be significant enough or of the correct character to recognize certain of these deferred tax assets. As a result, valuation allowances of $25.7 million and $20.2 million have been recorded as of December 31, 2017 and 2016, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	0.1	1.1	1.1
Research and employment tax credits	(0.4)	3.2	7.7
State and local taxes	0.2	4.9	4.1
Domestic production activities	(0.4)	1.8	5.5
Nondeductible goodwill impairment	—	—	(48.6)
Foreign tax rate differences	(1.0)	4.3	(10.2)
Uncertain tax positions	(0.1)	(1.4)	4.3
Statutory changes in tax rates	0.3	0.2	1.4
Valuation allowance	0.2	(6.7)	(2.1)
Nondeductible expenses	0.3	(1.1)	(6.6)
Gain on reconsolidation of GST and OldCo	(32.4)	—	—
Reconsolidation step-up of net assets of GST and OldCo to fair value	9.0	—	—
Tax Act	(5.3)	—	—
Other items, net	1.0	0.4	(3.9)
Effective income tax rate	6.5%	41.7%	(12.3)%

The effect of the Tax Act resulted in a $30.9 million provisional net benefit recorded to income tax expense in the fourth quarter. This provisional amount represents a reasonable estimate of the impact and is comprised of a $35.0 million provisional tax benefit related to the remeasurement of deferred tax assets and liabilities, a $53.9 million provisional tax charge for the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries, and a $43.5 million provisional tax benefit for foreign tax credits related to the transition tax that will be utilized against our future tax liability due to the current year tax loss generated by the funding of the Trust. As a result of the Tax Act, we also implemented tax planning strategies in the fourth quarter of 2017 resulting in an additional provisional tax benefit of $6.3 million.

We have not provided for the federal and foreign withholding taxes on approximately $447 million of foreign subsidiaries’ undistributed earnings as of December 31, 2017, because such earnings are intended to be reinvested indefinitely. Upon repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount would be approximately $5.4 million. Although such earnings are intended to be reinvested indefinitely, any tax liability for withholding taxes would be negated by the availability of corresponding foreign tax credits. As a result of the mandatory one-time transition tax on accumulated foreign earnings imposed by the Tax Act, we are re-evaluating our repatriation policy as earnings of our foreign subsidiaries will be available for repatriation without incremental U.S. taxes. However, we have not yet made any changes to our repatriation policy.
As of December 31, 2017 and 2016, we had $3.8 million and $2.8 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2017 and 2016, $3.8 million and $2.8 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.2 million and $0.2 million accrued for interest and penalties at December 31, 2017 and 2016, respectively. Income tax expense for the year ended December 31, 2017 was not affected by interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2016 and 2015, includes $0.1 million and $0.1 million, respectively, for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2017	2016	2015
Balance at beginning of year	$2.8	$1.5	$3.1
Reconsolidation of GST and OldCo	0.2	—	—
Additions based on tax positions related to the current year	0.3	0.4	0.3
Additions for tax positions of prior years	1.1	1.1	0.2
Reductions as a result of a lapse in the statute of limitations	(0.3)	(0.2)	(2.0)
Reductions as a result of audit settlements	(0.3)	—	—
Changes due to fluctuations in foreign currency	—	—	(0.1)
Balance at end of year	$3.8	$2.8	$1.5

U.S. federal income tax returns after 2013 remain open to examination. In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2014 U.S. federal income tax return. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are also currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2013 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $1.0 million. In addition, another $0.7 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

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

	2017	2016	2015
Numerator (basic and diluted):
Net income (loss)	$539.8	$(40.1)	$(20.9)
Denominator:
Weighted-average shares – basic	21.3	21.6	22.5
Share-based awards	0.5	—	—
Weighted-average shares – diluted	21.8	21.6	22.5
Earnings (loss) per share:
Basic	$25.28	$(1.86)	$(0.93)
Diluted	$24.76	$(1.86)	$(0.93)
In the years ended December 31, 2016 and December 31, 2015, there was a loss attributable to common shares. There were 0.2 million and 0.8 million, respectively of potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

7.	Inventories

	As of December 31,
	2017	2016
	(in millions)
Finished products	$121.4	$108.1
Work in process	33.0	23.7
Raw materials and supplies	59.2	49.3
	213.6	181.1
Reserve to reduce certain inventories to LIFO basis	(10.2)	(12.1)
Manufacturing inventories	203.4	169.0
Incurred costs related to long-term contracts	0.7	13.6
Progress payments related to long-term contracts	—	(7.2)
Net balance associated with completed-contract inventories	0.7	6.4
Total inventories	$204.1	$175.4
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to engine contracts accounted for under the completed-contract method, where costs incurred exceed customer billings.
Refer to Note 8, “Long-Term Contracts” for additional information about incurred costs and progress payments related to long-term contracts.

8.	Long-Term Contracts

See Note 1, "Revenue Recognition" for information regarding engine contracts accounted for under the POC method.

Additional information regarding engine contracts accounted for under the POC method is as follows:

	As of December 31,
	2017	2016
	(in millions)
Cumulative revenues recognized on uncompleted POC contracts	$348.2	$260.7
Cumulative billings on uncompleted POC contracts	300.7	231.6
	$47.5	$29.1

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2017	2016
	(in millions)
Accounts receivable (POC revenue recognized in excess of billings)	$51.7	$31.4
Accrued expenses (billings in excess of POC revenue recognized)	(4.2)	(2.3)
	$47.5	$29.1

Additional information regarding engine contracts accounted for under the completed-contract method is as follows:

	As of December 31,
	2017	2016
	(in millions)
Incurred costs relating to long-term contracts	$—	$0.1
Progress payments related to long-term contracts	—	(1.0)
Net balance associated with completed-contract inventories	$—	$(0.9)

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
At December 31, 2016, progress payments related to long-term contracts shown above were in excess of incurred costs resulting in a net liability balance. As such, the net liability balance is reflected in accrued expenses in the accompanying Consolidated Balance Sheet. Refer to Note 7, “Inventories” for additional information about incurred costs and progress payments related to long-term contracts for which the incurred costs exceeded the progress payments.
In addition to inventoried costs, we also make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At December 31, 2017 and 2016, deposits and progress payments for long lead time components totaled $2.9 million and $0.8 million. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

9.	Property, Plant and Equipment

	As of December 31,
	2017	2016
	(in millions)
Land	$13.9	$11.0
Buildings and improvements	141.5	112.8
Machinery and equipment	448.7	367.8
Construction in progress	31.9	31.2
	636.0	522.8
Less accumulated depreciation	(339.1)	(307.4)
Total	$296.9	$215.4

10.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2017 and 2016 are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2015	$179.7	$9.1	$7.1	$195.9
Foreign currency translation	(1.5)	—	—	(1.5)
Sale of businesses	(0.7)	—	—	(0.7)
Acquisitions	7.8	—	—	7.8
Goodwill as of December 31, 2016	185.3	9.1	7.1	201.5
Foreign currency translation	(0.7)	—	—	(0.7)
Acquisitions	9.8	—	—	9.8
Reconsolidation of GST and OldCo	118.8	1.8	4.9	125.5
Goodwill as of December 31, 2017	$313.2	$10.9	$12.0	$336.1

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of December 31, 2017, 2016 and 2015 and $154.8 million for the Engineered Products segment as of December 31, 2017 and 2016, and 2015.

Identifiable intangible assets are as follows:

	As of December 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$311.2	$138.0	$216.2	$122.0
Existing technology	113.0	37.5	63.0	31.0
Trademarks	35.8	22.3	35.4	19.6
Other	28.7	23.2	23.2	22.1
	488.7	221.0	337.8	194.7
Indefinite-Lived:
Trademarks	79.3	—	33.8	—
Total	$568.0	$221.0	$371.6	$194.7

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $24.7 million, $21.0 million and $21.9 million, respectively.
The estimated amortization expense for those intangible assets for the next five years is as follows (in millions):

2018	$29.8
2019	$29.1
2020	$28.7
2021	$26.3
2022	$20.9

11.	Accrued Expenses

	As of December 31,
	2017	2016
	(in millions)
Salaries, wages and employee benefits	$63.7	$40.0
Interest	8.6	38.1
Customer advances	7.1	5.3
Income and other taxes	14.3	11.2
Other	42.9	36.4
	$136.6	$131.0

12.	Related Party Transactions
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
As of December 31, 2016, Coltec Finance Company Ltd., a wholly-owned subsidiary of Coltec, had aggregate, short-term borrowings of $26.2 million from GST’s subsidiaries in Mexico and Australia. These unsecured obligations were denominated in the currency of the lending party, and bore interest based on the applicable one-month interbank offered rate for each foreign currency involved. With the reconsolidation of GST in the third quarter, these borrowings are now intercompany and are therefore not reflected on our Consolidated Balance Sheet as of December 31, 2017.
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
The Notes Payable to GST bear interest at 11% per annum, of which 6.5% is payable in cash and 4.5% is added to the principal amount of the Notes Payable to GST as payment-in-kind (“PIK”) interest, with interest due on January 31 of each year. In conjunction with the interest payments in 2017 and 2016, $19.3 million and $18.4 million, respectively, was paid in cash and PIK interest of $13.4 million and $12.7 million, respectively, was added to the principal balance of the Notes Payable to GST. With the reconsolidation of GST in the third quarter, these borrowings became intercompany and thus were no longer reported on our Consolidated Balance Sheet beginning in that quarter. In the fourth quarter, the notes were paid off internally.
We regularly transacted business with GST through the purchase and sale of products while it was not consolidated in EnPro's financial statements. We also provided services for GST including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns. As the parent of these consolidated tax groups, we are liable for, and pay, income taxes owed by the entire group. We had agreed with GST to allocate group taxes to GST based on the U.S. consolidated tax return regulations and current income tax accounting guidance. This method generally allocates taxes to GST as if it were a separate taxpayer. As a result, at December 31, 2016 we carried an income tax receivable from GST related to this allocation. We did not carry a receivable at December 31, 2017 on our consolidated balance sheet as a result of the reconsolidation of GST.
As discussed further in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC," on January 30, 2017, OldCo filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. We provided similar services to OldCo to those mentioned above for GST during the period from the OldCo Petition Date through the consummation of the Joint Plan, when it was reconsolidated into EnPro, but on a much less extensive basis due to OldCo's limited operations.
Amounts included in our consolidated financial statements arising from transactions with GST and OldCo during the periods which they were not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Seven Months Ended July 30, 2017	Years Ended December 31,
Description			2016	2015
		(in millions)
Sales to GST	Net sales	$20.8	$28.0	$30.6
Purchases from GST	Cost of sales	$12.2	$17.7	$20.7
Interest expense to GST	Interest expense	$20.6	$33.5	$31.6

	Consolidated Balance Sheets Caption	December 31, 2016
Description
		(in millions)
Due from GST	Accounts receivable, net	$21.4
Income tax receivable from GST	Deferred income taxes and income tax receivable	$119.0
Due from GST	Other assets	$1.4
Due to GST	Accounts payable	$6.3
Accrued interest to GST	Accrued expenses	$32.6

13.	Long-Term Debt

	As of December 31,
	2017	2016
	(in millions)
Senior Notes	444.2	294.1
Revolving debt	173.5	130.0
Other notes payable	0.8	0.9
	618.5	425.0
Less current maturities of long-term debt	0.2	0.2
	$618.3	$424.8
Senior Notes
In September 2014, we issued $300.0 million aggregate principal amount of our Senior Notes. We issued the notes net of an original issue discount of $2.4 million.
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

The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as for the Senior Notes. The debt premium is being amortized through interest expense until the maturity date resulting in an effective interest rate of 5.66%. The Additional Notes and the Senior Notes are treated as a single series of notes under the indenture governing these notes.

The proceeds from the offering of the Additional Notes were used primarily to repay outstanding borrowings under the Revolving Credit Facility (described below) in order to increase availability to fund future capital requirements, including those funding requirements associated with the Joint Plan of OldCo and GST, which are described in Note 20, "Subsidiary Asbestos Bankruptcies."

Each holder of the Senior Notes and Additional Notes may require us to repurchase some or all of the Senior Notes and Additional Notes for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the Senior Notes and Additional Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.
The indenture governing the Senior Notes and Additional Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness and paying dividends, subject in each case to specified exceptions and qualifications set forth in the indenture.
Revolving Credit Facility
On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment provides for a five year, $300.0 million senior secured revolving credit facility. At December 31, 2017, borrowings under the Revolving Credit Facility bore interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
EnPro, EnPro Holdings, and Coltec are the permitted borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Credit Facility Amendment to provide such a guarantee.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Credit Facility Amendment contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. The Credit Facility Amendment contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all covenants of the Credit Facility Amendment as of December 31, 2017.

In October 2016, the Revolving Credit Facility was amended to permit various transactions as part of the Coltec Restructuring. Permitted borrowers under the Revolving Credit Facility now include EnPro Holdings in addition to EnPro.
The borrowing availability under our Revolving Credit Facility at December 31, 2017 was $111.5 million after giving consideration to $15.0 million of outstanding letters of credit and $173.5 million of outstanding borrowings.
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2018	$0.2
2019	173.7
2020	0.2
2021	0.1
2022	450.0
Thereafter	0.1
$624.3

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In the Consolidated Balance Sheets, these amounts are shown net of unamortized debt discounts aggregating $5.8 million pursuant to applicable accounting rules.

Debt Issuance Costs
During 2017, we capitalized $2.4 million of debt issuance costs in connection with the issuance of the Additional Notes. The capitalized debt issuance costs are amortized to interest expense over the life of the notes.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2017	December 31, 2016
	(in millions)
Assets
Time deposits	$—	$26.0
Deferred compensation assets	7.8	7.0
	$7.8	$33.0
Liabilities
Deferred compensation liabilities	$8.9	$8.3
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$618.5	$645.6	$425.0	$439.1
Notes payable to GST	$—	$—	$295.9	$302.7

The fair values for long-term debt are based on quoted market prices, but this would be considered a Level 2 computation because the market is not active. The notes payable to GST computation would be considered Level 2 since it is based on rates available to us for debt with similar terms and maturities.
Assets measured on a nonrecurring basis

Long-lived Assets. We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the poor financial performance of the ATDynamics business, an asset group in the Stemco division of our Sealing Products segment, for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we determined that a test of ATDynamics' recoverability was required.

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

As a result of this test, certain of ATDynamics' definite-lived intangible assets were determined to be impaired, and were valued in total at $1.7 million, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value. The loss is reflected in other expense (operating) in the Consolidated Statement of Operations.
Investment in GST and OldCo. As discussed further in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC - Reconsolidation," the transaction to reconsolidate GST and OldCo into our reported financial results involved the measurement of the fair value of our investment in GST and OldCo as of July 31, 2017. The transaction was accounted for under the authoritative guidance for business combinations, and the investment's fair value of $485.2 million at this date was the deemed purchase price.
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

15.	Pensions and Post-retirement Benefits
We have non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $11.5 million, $9.6 million and $9.2 million in expenses in 2017, 2016 and 2015, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2017 and 2016, we contributed $8.8 million and $14.8 million, respectively, in cash to our U.S. pension plans. The contributions were made in these years in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We made no contribution to our U.S. pension plans during 2015. We anticipate that we will make total contributions of $20 million in 2018 to our U.S. defined benefit pension plans. Additionally, we expect to make total contributions of approximately $0.8 million in 2018 to the foreign pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $308.6 million, $302.6 million and $289.7 million at December 31, 2017, and $286.7 million, $279.7 million and $254.3 million at December 31, 2016, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2017 and 2016.

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$289.7	$283.4	$3.2	$3.4
Service cost	4.5	4.3	0.1	0.1
Interest cost	12.9	12.7	0.1	0.2
Actuarial loss (gain)	16.1	8.9	—	(0.3)
Amendments	0.2	—	—	—
Benefits paid	(13.6)	(18.1)	(0.9)	(0.2)
Reconsolidation of GST and OldCo	58.8	—	2.1	—
Other	0.6	(1.5)	0.1	—
Projected benefit obligations at end of year	369.2	289.7	4.7	3.2

Change in Plan Assets
Fair value of plan assets at beginning of year	256.9	242.5
Actual return on plan assets	42.3	17.3
Administrative expenses	(0.8)	(0.4)
Benefits paid	(13.6)	(18.1)
Company contributions	9.4	15.6
Reconsolidation of GST and OldCo	56.5	—
Fair value of plan assets at end of year	350.7	256.9

Underfunded Status at End of Year	$(18.5)	$(32.8)	$(4.7)	$(3.2)

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$0.8	$—	$—	$—
Current liabilities	(0.5)	(0.4)	(0.3)	(0.1)
Long-term liabilities	(18.8)	(32.4)	(4.4)	(3.1)
	$(18.5)	$(32.8)	$(4.7)	$(3.2)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2017 and 2016 consist of:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(in millions)
Net actuarial (gain) loss	$65.3	$78.4	$(0.3)	$(0.4)
Prior service cost	1.4	1.2	0.3	0.4
	$66.7	$79.6	$—	$—

The accumulated benefit obligation for all defined benefit pension plans was $361.7 million and $281.6 million at December 31, 2017 and 2016, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2017, 2016 and 2015.

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.5	$4.3	$4.9	$0.1	$0.1	$0.1
Interest cost	12.9	12.7	12.0	0.1	0.2	0.2
Expected return on plan assets	(20.1)	(17.2)	(18.2)	—	—	—
Amortization of prior service cost	0.3	0.2	0.2	0.1	0.1	—
Amortization of net loss	7.3	6.9	6.9	—	—	—
Curtailment	(0.1)	(0.1)	—	—	(0.3)	—
Deconsolidation of GST	(0.3)	(0.9)	(0.7)	—	—	—
Net periodic benefit cost	4.5	5.9	5.1	0.3	0.1	0.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(5.8)	8.2	3.3	0.1	(0.4)	(0.4)
Prior service cost	0.5	—	—	—	—	0.6
Amortization of net loss	(7.3)	(6.9)	(6.9)	—	—	—
Amortization of prior service cost	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)	—
Other adjustment	—	—	(0.1)	—	0.3	—
Total recognized in other comprehensive income	(12.9)	1.1	(3.9)	—	(0.2)	0.2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(8.4)	$7.0	$1.2	$0.3	$(0.1)	$0.5

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $5.4 million and $0.3 million, respectively. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is insignificant.

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.75%	4.25%	4.63%	3.75%	4.25%	4.63%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.25%	4.63%	4.25%	4.25%	4.63%	4.25%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined using a model, which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 3.75% at December 31, 2017. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2018. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.9 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to EnPro's current investment policy.
We use the RP-2014 mortality table with the MP-2017 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2017	2016
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2025	2024

A one percentage point change in the assumed health-care cost trend rate would have an insignificant impact on net periodic benefit cost and on benefit obligations.

Plan Assets
The asset allocation for pension plans at the end of 2017 and 2016, and the target allocation for 2018, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2018	2017	2016
Asset Category
Equity securities	30%	30%	40%
Fixed income	70%	70%	60%
	100%	100%	100%

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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
	(in millions)
Mutual funds – U.S. equity	$61.6	$65.7
Mutual funds - fixed income treasury and money market	244.6	153.3
Mutual funds – international equity	43.3	37.0
Cash equivalents	1.2	0.9
	$350.7	$256.9

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2018	$16.4	$0.5
2019	17.1	0.5
2020	18.0	1.5
2021	18.8	0.5
2022	19.6	0.4
Years 2023 – 2027	111.2	1.5

16.	Shareholders' Equity
In 2015, we adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $19.0 million, $18.1 million, and $18.0 million were made during the years ended December 31, 2017, 2016, and 2015, respectively.
In February 2018, our Board of Directors declared a cash dividend of $0.24 per share payable on March 21, 2018 to shareholders of record at the close of business on March 8, 2018.
In October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program authorization will expire in October 2020.
In October 2015, our Board of Directors authorized the purchase of up to $50.0 million of our outstanding common shares from time to time, which expired in October 2017. During 2017, we repurchased 0.2 million shares for $11.5 million, all of which settled during the year.
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

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$17.0	$(51.1)	$(34.1)
Other comprehensive loss before reclassifications	(21.9)	(1.8)	(23.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.7	3.7
Net current-period other comprehensive loss	(21.9)	1.9	(20.0)
Balance at December 31, 2015	(4.9)	(49.2)	(54.1)
Other comprehensive loss before reclassifications	(16.1)	(5.0)	(21.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	4.5	4.3
Net current-period other comprehensive loss	(16.3)	(0.5)	(16.8)
Balance at December 31, 2016	(21.2)	(49.7)	(70.9)
Other comprehensive income before reclassifications	14.4	3.2	17.6
Amounts reclassified from accumulated other comprehensive loss	—	4.9	4.9
Net current-period other comprehensive income	14.4	8.1	22.5
Balance at December 31, 2017	$(6.8)	$(41.6)	$(48.4)

Reclassifications out of accumulated other comprehensive loss are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2017	2016	2015
	(in millions)
Amortization of pension and other postretirement plans:
Actuarial losses	$7.3	$6.6	$6.9	(1)
Prior service costs	0.4	0.3	0.2	(1)
Total before tax	7.7	6.9	7.1
Tax benefit	(2.8)	(2.4)	(3.4)	Income tax expense
Net of tax	$4.9	$4.5	$3.7
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$(0.2)	$—	Other non-operating expense

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 15, "Pensions and Postretirement Benefits" for additional details).

18.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 6.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2017, there are 0.7 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.
The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable restriction period using the straight-

line method. As of December 31, 2017, there was $5.2 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.3 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2017, 2016 and 2015. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued (if any) in cash, and shares are forfeited if a grantee terminates employment.
Compensation expense related to the performance shares granted is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2017 and 2016 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards is computed based upon this grant date fair value using the straight-line method over the applicable performance period.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 13, 2017 and February 23, 2016. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest ate	Correlation between Total Shareholder Return for EnPro and the applicable S&P index
Shares granted February 13, 2017
EnPro Industries, Inc.	31.23%	1.23%	1.45%	0.6259
S&P 600 Capital Goods Index	34.86%	n/a	1.45%
Shares granted February 23, 2016
EnPro Industries, Inc.	27.36%	1.82%	0.88%	0.5895
S&P 600 Capital Goods Index	32.80%	n/a	0.88%

The risk free rate equals the yield, as of the Valuation Date, on zero-coupon U.S. Treasury STRIPS that have a remaining term equal to the length of the remaining performance cycle. The expected volatility assumption for us and each member of the peer group is based on each entity’s historical stock price volatility over a period equal to the length from the Valuation Date to the end of the performance cycle. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant.
Potential shares to be issued for performance share awards granted in 2015 are subject to our operating performance. Compensation expense related to the performance shares is computed using the market price of the underlying common stock as of the date of the grant and the currently forecasted achievement level of the specific financial objectives and is recorded using the straight-line method over the applicable performance period.
As of December 31, 2017, there was $3.0 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.3 years.
Restricted shares, with three or four-year restriction periods from the initial grant date were issued in 2013 and 2012 to executives and other key employees. Compensation expense related to the restricted shares was based upon the market price of the underlying common stock as of the date of the grant and was amortized over the applicable restriction period using the straight-line method. As of December 31, 2017, there was no unrecognized compensation cost related to restricted shares.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	269,585	$54.60	227,220	$55.65	11,330	$55.09
Granted	94,623	63.98	115,197	68.31	—	—
Vested	(38,457)	37.67	(98,230)	44.63	—	—
Forfeited	(34,157)	59.34	(3,398)	60.09	—	—
Achievement level adjustment	—	—	(42,387)	44.63	—	—
Shares settled for cash	(27,563)	37.65	—	—	—	—
Nonvested at December 31, 2015	264,031	61.74	198,402	67.22	11,330	55.09
Granted	111,320	44.29	199,965	49.68	—	—
Vested	(59,104)	45.20	—	—	(11,330)	55.09
Forfeited	(42,090)	58.48	(37,542)	54.66	—	—
Achievement level adjustment	—	—	(77,310)	71.83	—	—
Shares settled for cash	(12,135)	44.63	—	—	—	—
Nonvested at December 31, 2016	262,022	59.43	283,515	54.84	—	—
Granted	77,120	68.55	84,534	76.93	—	—
Vested	(79,417)	64.16	(76,487)	63.81	—	—
Forfeited	(17,607)	56.32	(8,823)	61.43	—	—
Achievement level adjustment	—	—	(12,140)	63.81	—	—
Shares settled for cash	(6,561)	54.29	—	—	—	—
Nonvested at December 31, 2017	235,557	$57.87	270,599	$61.92	—	$—

The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued.
Non-qualified and incentive stock options were granted in 2011 and 2008. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2017, there was no unrecognized compensation cost related to stock options.

A summary of option activity under the Plan as of December 31, 2017, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2016	79,505	$36.31
Exercised	(61,318)	34.55
Balance at December 31, 2017	18,187	$42.24

The outstanding options are all exercisable, with an exercise price of $42.24 and a remaining contractual life of 3.12 years.

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2017	2016	2015
Options outstanding	$0.9	$2.5	$0.9
Options exercisable	$0.9	$2.5	$0.9
Options exercised	$2.2	$0.7	$0.1
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2017	2016	2015
Compensation expense	$9.5	$5.1	$4.1
Related income tax benefit	$3.6	$1.9	$1.5

Each non-employee director received an annual grant of phantom shares equal in value to $95,000 in the year ended December 31, 2017 and $90,000 in the years ended December 31, 2016 and 2015. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2017, 2016 and 2015 related to these phantom share grants was $0.7 million, $1.2 million and $0.7 million, respectively. Cash payments of $1.4 million were used to settle phantom shares in 2017. No cash payments were used to settle phantom shares in 2016 or 2015.

19.	Business Segment Information
We aggregate our operating businesses into three reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems.
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
Segment operating results and other financial data for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Sales
Sealing Products	$804.3	$705.6	$705.6
Engineered Products	301.1	277.1	297.8
Power Systems	208.2	208.3	204.6
	1,313.6	1,191.0	1,208.0
Intersegment sales	(4.0)	(3.3)	(3.6)
Total sales	$1,309.6	$1,187.7	$1,204.4
Segment Profit
Sealing Products	$90.9	$81.8	$84.3
Engineered Products	29.8	12.4	6.4
Power Systems	29.0	17.0	27.1
Total segment profit	149.7	111.2	117.8
Corporate expenses	(34.3)	(30.0)	(28.2)
Goodwill and other intangible asset impairment	(10.1)	—	(47.0)
Asbestos settlement	—	(80.0)	—
Interest expense, net	(49.4)	(55.1)	(52.1)
Gain on reconsolidation of GST and OldCo	534.4	—	—
Other expense, net	(12.8)	(14.8)	(9.1)
Income (loss) before income taxes	$577.5	$(68.7)	$(18.6)

No customer accounted for 10% or more of net sales in 2017, 2016 or 2015.

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Capital Expenditures
Sealing Products	$20.4	$22.9	$17.0
Engineered Products	9.9	7.2	14.8
Power Systems	10.7	5.7	4.9
Corporate	—	—	0.1
Total capital expenditures	$41.0	$35.8	$36.8

Depreciation and Amortization Expense
Sealing Products	$41.8	$35.1	$34.3
Engineered Products	16.8	17.5	19.4
Power Systems	5.2	4.4	4.1
Corporate	—	0.1	0.3
Total depreciation and amortization	$63.8	$57.1	$58.1

Net Sales by Geographic Area
United States	$750.6	$682.4	$696.2
Europe	292.6	289.9	289.5
Other foreign	266.4	215.4	218.7
Total	$1,309.6	$1,187.7	$1,204.4

Net sales are attributed to countries based on location of the customer.

	As of December 31,
	2017	2016
	(in millions)
Assets
Sealing Products	$1,078.0	$636.4
Engineered Products	229.2	210.0
Power Systems	210.8	164.8
Corporate	368.1	535.2
	$1,886.1	$1,546.4

Long-Lived Assets
United States	$206.9	$148.6
France	26.5	23.0
Other Europe	23.4	20.7
Other foreign	40.1	23.1
Total	$296.9	$215.4

Corporate assets include all of our cash and cash equivalents, investment in GST, and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

20.	Subsidiary Asbestos Bankruptcies
The historical business operations of certain of our subsidiaries, principally Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), had resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and another subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “GST Chapter 11 Case”) in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC, Anchor and Garrison are sometimes referred to collectively as “GST” in this report. These filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary. GST LLC is one of the businesses in our broader Garlock group and, prior to the GST Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas.
The financial results of GST and subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date. However, U.S. generally accepted accounting principles (“GAAP”) require an entity that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, whose financial statements were previously consolidated with those of its parent, as GST’s and its subsidiaries’ were with ours, generally must be prospectively deconsolidated from the parent and the investment accounted for using the cost method. At deconsolidation, our investment was recorded at its estimated fair value as of June 4, 2010, resulting in a gain for reporting purposes. The cost method required us to present our ownership interests in the net assets of GST at the GST Petition Date as an investment and we did not recognize any income or loss from GST and subsidiaries in our results of operations until the reconsolidation of these subsidiaries upon consummation of a plan of reorganization under these proceedings.
In January 2015, we announced that GST and we had reached an agreement with the court-appointed representative of future asbestos claimants (the “GST FCR”) in the GST Chapter 11 Case that included a second amended plan of reorganization. The second amended plan was filed with the Bankruptcy Court on January 14, 2015 and superseded the prior reorganization plans filed by GST in the GST Chapter 11 Case. The GST FCR agreed to support, recommend and vote in favor of the second amended plan.
The second amended plan would have provided for the establishment of two facilities - a settlement facility (which would receive $220 million from GST and $30 million from our then-consolidated Coltec Industries Inc subsidiary (“Coltec”) upon consummation of the second amended plan and additional contributions from GST aggregating $77.5 million over the seven years) and a litigation fund (which would receive $30 million from GST) to fund the defense and payment of claims of claimants who elect to pursue litigation under the second amended plan rather than accept the settlement option under the second amended plan. Funds contained in the settlement facility and the litigation fund would have provided the exclusive remedies for current and future GST asbestos claimants other than claimants whose claims had been resolved by settlement or verdict prior to the GST Petition Date and were not paid prior to the GST Petition Date. Under the terms of the second amended plan, we would have retained 100% of the equity interests of GST LLC. The second amended plan would have provided for the extinguishment of any derivative claims against us based on GST asbestos products and operations, but would not have protected us or our other subsidiaries, including Coltec, from non-derivative asbestos claims.
In light of the filing of the second amended proposed plan of reorganization by GST on January 14, 2015, GST undertook to revise its estimate of ultimate costs to resolve all asbestos claims against it. Under the second amended plan, not less than $367.5 million would be required to fund the resolution of all GST asbestos claims, $30 million of which would be funded by Coltec. As a result, GST believed the low end of the range of values that would be necessary for it to resolve all present and future claims to be $337.5 million. Accordingly, GST revised its estimate of its ultimate asbestos expenditures to $337.5 million and had accrued its liability at December 31, 2015 at that amount and Coltec had accrued a liability of $30 million at December 31, 2015, which accrual was reflected in our consolidated financial results for 2015, in connection with its contribution to be made pursuant to the second amended plan.
While the GST FCR had agreed to support the second amended plan of reorganization, the official committee representing current asbestos claimants (the “GST Committee”) in the GST Chapter 11 Case and their law firms opposed the second amended plan of reorganization. Accordingly, GST continued to seek a consensual resolution that would also be acceptable to representatives of current asbestos claimants as well as the GST FCR. On March 17, 2016, EnPro announced that it had reached a comprehensive settlement (the “Consensual Settlement”) to resolve current and future asbestos claims. The settlement was reached with the GST Committee and the GST FCR, and representatives for current and future asbestos claimants (the “Coltec Representatives”) against Coltec also joined in the settlement. Under the settlement, the GST Committee, the GST FCR and the Coltec Representatives agreed to join GST and Coltec in proposing a joint plan of reorganization (the “Joint Plan”) and to ask asbestos claimants and the court to approve the Joint Plan. The Joint Plan was filed with the Bankruptcy Court on May 20, 2016 and amendments to the Joint Plan were filed with the Bankruptcy Court on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017. As so modified, the Joint Plan superseded all prior plans of reorganization filed by GST with the Bankruptcy Court. Following receipt of all necessary asbestos claimant and judicial approvals, including approval by the United States District Court for the Western District of North Carolina (the “District Court”), the Joint Plan was consummated and became effective at 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. As required by GAAP, OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date.
Pursuant to the Joint Plan, a claims resolution trust (the “Trust”) was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option (the “Option”), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the Option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the Option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the Option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $60 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date. These deferred contributions were guaranteed by EnPro and secured by a pledge of 50.1% of the outstanding voting equity interests of GST LLC and Garrison.
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
In light of the Consensual Settlement and the Canadian Settlement, in 2016 GST further revised its estimate of the ultimate costs to resolve all asbestos claims against it. Under the Joint Plan proposed pursuant to the Consensual Settlement, $480 million was required to fund the resolution of all asbestos claims against GST and OldCo, as the successor by merger to Coltec, $370.0 million of which funded by GST LLC and Garrison and $110.0 million of which funded by OldCo. In addition, GST estimated the amount necessary to resolve all current and future Canadian asbestos claims alleging disease, resulting in whole or in part from exposure to GST asbestos-containing products, to be $17.0 million, the net present value of the amount to be paid pursuant to the Canadian Settlement. GST revised its estimate of its ultimate asbestos expenditures to $387.0 million and had accrued its liability at December 31, 2016 at that amount. In addition, OldCo (then still a consolidated subsidiary) had accrued a liability of $110.0 million at December 31, 2016 in connection with its contributions to be made pursuant to the Joint Plan, with the accrual of the $80.0 million increase in its estimated liability being reflected in our consolidated financial results for 2016.
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the $60 million of aggregate deferred contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million.
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

21.	Commitments and Contingencies
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $0.1 million. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2017 and 2016, we had accrued liabilities of $27.3 million and $23.1 million, respectively, for estimated future expenditures relating to environmental contingencies. In 2017, in addition to the accruals described below, we accrued $1.1 million in liabilities to reflect our estimated share of certain EPA oversight costs at one site, estimated costs to expand the remediation system at one site, estimated costs to construct the remedial system at one site and our most current estimate of costs for continued remediation at five sites based upon a reassessment of the expected duration of remedial activities at each of those sites. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the Coltec Restructuring The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.

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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U. S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
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
In addition to the Crucible environmental matters discussed above, Coltec has received a notice from the EPA asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During the second quarter of 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. At September 30, 2017, we increased the reserve by $1.9 million to a balance of $4.0 million in anticipation of entering into an agreement with the EPA to perform investigations to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. On November 7, 2017, EnPro Holdings entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with EPA for the performance of this work. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of seasonal vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ but could not be implemented because the owner of the private property where the corrective action system would be located would not provide access. An alternate plan has been submitted to and is being reviewed by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During the quarter ended March 31, 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017 we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. During the quarter ended December 31, 2017, we reserved an additional $3.5 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at December 31, 2017 is $3.8 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(in millions)
Balance at beginning of year	$5.0	$4.8	$3.5
Charges to expense	2.6	4.4	3.3
Settlements made	(2.3)	(4.2)	(2.0)
Balance at end of year	$5.3	$5.0	$4.8

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions and we expect court hearings to begin in the summer of 2018.
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
Asbestos Insurance Coverage
Under the Consensual Settlement and Joint Plan described above in Note 20, “Subsidiary Asbestos Bankruptcies,” GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million. As of December 31, 2017, approximately $44.4 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the “Garlock Coverage Block”) from solvent carriers with investment grade ratings.

On June 12, 2017, the District Court approved several settlements with insurance carriers. First, with respect to available products hazard limits and insurance receivables covering claims against both GST and OldCo under the Garlock Coverage Block, the District Court approved settlements with two carriers that will pay their full aggregate remaining policy limits of approximately $18.8 million over a three-year period following consummation of the Joint Plan; as of December 31, 2017, approximately $14.2 million is due from the two carriers. A previously disclosed agreement with another group of carriers calls for the payment of $11 million. EnPro expects that the full amount of remaining policy limits and insurance receivables (approximately $19.2 million) in the Garlock Coverage Block will be received either through settlements or in reimbursement of GST’s plan funding as payments are made by the Trust.
In addition, the District Court approved settlements with two insurance carriers in the Pre-Garlock Coverage Block that permit the recovery of some of OldCo’s contributions to the Trust under the Joint Plan. Under the settlements, the two carriers were obligated to make one-time cash payments to OldCo in the aggregate amount of approximately $19.0 million within 30 days of consummation of the Joint Plan, which payments were made in August 2017. In addition, the District Court approved a settlement with the successors to Coltec’s Fairbanks Morse Pump business in which the Fairbanks Morse Pump successors agreed to pay OldCo $6 million in three installments over nine years following consummation of the Joint Plan, with the successor entities being entitled to recoup up to the full amount of their payments to OldCo from collections expected to be received from an additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976. OldCo and the Trust will share equally in any collections above that $6 million amount. OldCo estimates that the carrier will owe approximately $11 million in reimbursements over the life of the Trust for its share of Coltec claims (which includes Fairbanks Morse Pump claims). In August 2017, the Fairbanks Morse Pump successors and EnPro Holdings, as the successor to OldCo, agreed to permit accelerated settlements of the installments upon the lump sum payment of $3 million made to EnPro Holdings in August 2017, with the Fairbanks Morse Pump successors surrendering any right to recoup the amount of such payment from the additional insurance carrier that issued general liability policies to Coltec prior to January 1, 1976.
At December 31, 2017, we had $44.4 million of insurance coverage we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. GST has collected insurance payments totaling $152.3 million since the GST Petition Date. We consider the $44.4 million of available insurance coverage remaining to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of the company's $44.4 million remaining solvent insurance coverage, $17.8 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $26.6 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $29.4 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $44.4 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2018 – $16.8 million
2019 – $5.9 million
2020 – $2.5 million
We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage under the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. On October 12, 2017, the magistrate judge issued a decision denying the petitioning insurer's motion to compel arbitration and holding that the arbitration clause in the policy was deleted by an endorsement. The insurer filed an objection to the magistrate judge's decision with the District Court. The District Court has not yet issued a ruling on the objection.
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

Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2017 (in millions):

2018	$12.3
2019	10.6
2020	9.0
2021	6.8
2022	5.3
Thereafter	5.4
Total minimum payments	$49.4

Net rent expense was $12.2 million, $12.6 million and $14.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

22.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of our Senior Notes and, in March 2017, we completed the offering of the Additional Notes. Under the indenture governing the Senior Notes and the Additional Notes, they are together a single series of notes (the "Notes"). The Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100% owned direct and indirect domestic subsidiaries that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”). Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. A Guarantor Subsidiary's guarantee is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Notes; (iii) the legal defeasance or covenant defeasance of the Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be a subsidiary of the Company as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$921.9	$497.3	$(109.6)	$1,309.6
Cost of sales	—	644.6	330.2	(109.6)	865.2
Gross profit	—	277.3	167.1	—	444.4
Operating expenses:
Selling, general and administrative	33.1	183.0	110.2	—	326.3
Other	1.1	12.1	3.7	—	16.9
Total operating expenses	34.2	195.1	113.9	—	343.2
Operating income (loss)	(34.2)	82.2	53.2	—	101.2
Interest income (expense), net	(25.4)	(24.1)	0.1	—	(49.4)
Gain on reconsolidation of GST and OldCo	—	534.4	—	—	534.4
Other expense, net	—	(8.7)	—	—	(8.7)
Income (loss) before income taxes	(59.6)	583.8	53.3	—	577.5
Income tax benefit (expense)	17.6	(20.7)	(34.6)	—	(37.7)
Income (loss) before equity in earnings of subsidiaries	(42.0)	563.1	18.7	—	539.8
Equity in earnings of subsidiaries, net of tax	581.8	18.7	—	(600.5)	—
Net income	$539.8	$581.8	$18.7	$(600.5)	$539.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$539.8	$581.8	$18.7	$(600.5)	$539.8
Other comprehensive income:
Foreign currency translation adjustments	14.4	14.4	14.4	(28.8)	14.4
Pension and post-retirement benefits adjustment (excluding amortization)	5.2	5.2	1.3	(6.5)	5.2
Amortization of pension and post-retirement benefits included in net income	7.7	7.7	0.1	(7.8)	7.7
Other comprehensive income, before tax	27.3	27.3	15.8	(43.1)	27.3
Income tax expense related to items of other comprehensive income	(4.8)	(4.8)	(0.4)	5.2	(4.8)
Other comprehensive income, net of tax	22.5	22.5	15.4	(37.9)	22.5
Comprehensive income	$562.3	$604.3	$34.1	$(638.4)	$562.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$829.0	$439.7	$(81.0)	$1,187.7
Cost of sales	—	582.4	291.6	(81.0)	793.0
Gross profit	—	246.6	148.1	—	394.7
Operating expenses:
Selling, general and administrative	27.7	164.0	112.1	—	303.8
Asbestos settlement	—	80.0	—	—	80.0
Other	4.8	3.3	7.5	—	15.6
Total operating expenses	32.5	247.3	119.6	—	399.4
Operating income (loss)	(32.5)	(0.7)	28.5	—	(4.7)
Interest expense, net	(18.5)	(36.2)	(0.4)	—	(55.1)
Other expense, net	—	(8.4)	(0.5)	—	(8.9)
Income (loss) before income taxes	(51.0)	(45.3)	27.6	—	(68.7)
Income tax benefit (expense)	17.6	21.7	(10.7)	—	28.6
Income (loss) before equity in earnings of subsidiaries	(33.4)	(23.6)	16.9	—	(40.1)
Equity in earnings of subsidiaries, net of tax	(6.7)	16.9	—	(10.2)	—
Net income (loss)	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.3)	(16.3)	(16.3)	32.6	(16.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(7.8)	(8.3)	0.6	7.7	(7.8)
Amortization of pension and post-retirement benefits included in net income (loss)	6.9	6.6	0.2	(6.8)	6.9
Other comprehensive loss, before tax	(17.2)	(18.0)	(15.5)	33.5	(17.2)
Income tax expense related to items of other comprehensive income (loss)	0.4	0.5	(0.2)	(0.3)	0.4
Other comprehensive loss, net of tax	(16.8)	(17.5)	(15.7)	33.2	(16.8)
Comprehensive income (loss)	$(56.9)	$(24.2)	$1.2	$23.0	$(56.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$837.8	$428.1	$(61.5)	$1,204.4
Cost of sales	—	591.6	278.8	(61.5)	808.9
Gross profit	—	246.2	149.3	—	395.5
Operating expenses:
Selling, general and administrative	27.6	157.1	118.1	—	302.8
Goodwill and other intangible asset impairment	—	5.6	41.4	—	47.0
Other	1.8	1.2	5.1	—	8.1
Total operating expenses	29.4	163.9	164.6	—	357.9
Operating income (loss)	(29.4)	82.3	(15.3)	—	37.6
Interest income (expense), net	(13.1)	(38.8)	(0.2)	—	(52.1)
Other expense, net	(2.8)	(1.3)	—	—	(4.1)
Income (loss) before income taxes	(45.3)	42.2	(15.5)	—	(18.6)
Income tax benefit (expense)	12.1	(9.5)	(4.9)	—	(2.3)
Income (loss) before equity in earnings of subsidiaries	(33.2)	32.7	(20.4)	—	(20.9)
Equity in earnings of subsidiaries, net of tax	12.3	(20.4)	—	8.1	—
Net income (loss)	$(20.9)	$12.3	$(20.4)	$8.1	$(20.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$(20.9)	$12.3	$(20.4)	$8.1	$(20.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21.9)	(21.9)	(21.9)	43.8	(21.9)
Pension and post-retirement benefits adjustment (excluding amortization)	(3.4)	(3.6)	0.5	3.1	(3.4)
Amortization of pension and post-retirement benefits included in net income	7.1	7.1	0.2	(7.3)	7.1
Other comprehensive loss, before tax	(18.2)	(18.4)	(21.2)	39.6	(18.2)
Income tax benefit related to items of other comprehensive loss	(1.8)	(1.7)	(0.2)	1.9	(1.8)
Other comprehensive loss, net of tax	(20.0)	(20.1)	(21.4)	41.5	(20.0)
Comprehensive loss	$(40.9)	$(7.8)	$(41.8)	$49.6	$(40.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(106.5)	$61.9	$91.3	$(0.1)	$46.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(28.2)	(12.8)	—	(41.0)
Payments for capitalized internal-use software	—	(3.6)	(0.1)	—	(3.7)
Payments for acquisitions	—	(39.5)	(5.1)	—	(44.6)
Reconsolidation of GST and OldCo	—	41.1	—	—	41.1
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Capital contribution to OldCo	—	(45.2)	—	—	(45.2)
Other	—	—	0.5	—	0.5
Net cash used in investing activities	—	(80.2)	(17.5)	—	(97.7)
FINANCING ACTIVITIES
Net payments between subsidiaries	(12.1)	19.3	(7.2)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	480.7	3.5	—	635.7
Repayments of debt	—	(482.5)	(1.8)	—	(484.3)
Repurchase of common stock	(11.5)	—	—	—	(11.5)
Dividends paid	(19.0)	—	—	—	(19.0)
Other	(2.4)	—	—	—	(2.4)
Net cash provided by (used in) financing activities	106.5	17.5	(5.6)	0.1	118.5
Effect of exchange rate changes on cash and cash equivalents	—	—	10.4	—	10.4
Net increase (decrease) in cash and cash equivalents	—	(0.8)	78.6	—	77.8
Cash and cash equivalents at beginning of year	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of year	$—	$—	$189.3	$—	$189.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(45.9)	$82.9	$39.7	$(12.2)	$64.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(28.4)	(7.4)	—	(35.8)
Payments for capitalized internal-use software	—	(3.8)	(0.3)	—	(4.1)
Proceeds from sale of business	—	2.9	3.7	—	6.6
Payments for acquisitions	—	(25.5)	(3.0)	—	(28.5)
Other	—	—	0.4	—	0.4
Net cash used in investing activities	—	(54.8)	(6.6)	—	(61.4)
FINANCING ACTIVITIES
Net payments between subsidiaries	96.6	(95.6)	(1.0)	—	—
Intercompany dividends	—	—	(12.2)	12.2	—
Proceeds from debt	—	344.7	6.1	—	350.8
Repayments of debt	—	(277.1)	(1.0)	—	(278.1)
Repurchase of common stock	(30.4)	—	—	—	(30.4)
Dividends paid	(18.1)	—	—	—	(18.1)
Other	(2.2)	—	—	—	(2.2)
Net cash provided by (used in) financing activities	45.9	(28.0)	(8.1)	12.2	22.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(17.0)	—	(17.0)
Net increase in cash and cash equivalents	—	0.1	8.0	—	8.1
Cash and cash equivalents at beginning of year	—	0.7	102.7	—	103.4
Cash and cash equivalents at end of year	$—	$0.8	$110.7	$—	$111.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25.6)	$77.5	$35.1	$(0.5)	$86.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(23.0)	(13.8)	—	(36.8)
Payments for capitalized internal-use software	—	(4.6)	—	—	(4.6)
Payments for acquisitions	—	(42.4)	(3.1)	—	(45.5)
Other	—	0.1	0.3	—	0.4
Net cash used in investing activities	—	(69.9)	(16.6)	—	(86.5)
FINANCING ACTIVITIES
Net payments between subsidiaries	178.1	(183.9)	5.8	—	—
Intercompany dividends	—	—	(0.5)	0.5	—
Proceeds from debt	—	225.0	5.8	—	230.8
Repayments of debt	(25.5)	(162.9)	(0.6)	—	(189.0)
Repurchase of common stock	(85.3)	—	—	—	(85.3)
Dividends paid	(18.0)	—	—	—	(18.0)
Repurchase of convertible debentures conversion option	(21.6)	—	—	—	(21.6)
Other	(2.1)	—	—	—	(2.1)
Net cash provided by (used in) financing activities	25.6	(121.8)	10.5	0.5	(85.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.6)	—	(5.6)
Net increase (decrease) in cash and cash equivalents	—	(114.2)	23.4	—	(90.8)
Cash and cash equivalents at beginning of year	—	114.9	79.3	—	194.2
Cash and cash equivalents at end of year	$—	$0.7	$102.7	$—	$103.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$189.3	$—	$189.3
Accounts receivable, net	—	180.1	81.6	—	261.7
Intercompany receivables	—	24.0	6.7	(30.7)	—
Inventories	—	135.4	68.7	—	204.1
Income tax receivable	132.3	1.3	2.0	(22.4)	113.2
Prepaid expenses and other current assets	4.3	26.5	20.5	—	51.3
Total current assets	136.6	367.3	368.8	(53.1)	819.6
Property, plant and equipment, net	—	206.8	90.1	—	296.9
Goodwill	—	261.0	75.1	—	336.1
Other intangible assets, net	—	284.2	62.8	—	347.0
Intercompany receivables	—	22.9	—	(22.9)	—
Investment in subsidiaries	1,261.3	460.1	—	(1,721.4)	—
Other assets	12.8	59.3	14.4	—	86.5
Total assets	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	2.3	82.5	45.9	—	130.7
Intercompany payables	—	6.7	24.0	(30.7)	—
Accrued expenses	22.8	90.1	46.7	(22.4)	137.2
Total current liabilities	25.1	179.5	116.6	(53.1)	268.1
Long-term debt	444.2	174.1	—	—	618.3
Intercompany payables	22.9	—	—	(22.9)	—
Other liabilities	15.7	46.7	34.5	—	96.9
Total liabilities	507.9	400.3	151.1	(76.0)	983.3
Shareholders’ equity	902.8	1,261.3	460.1	(1,721.4)	902.8
Total liabilities and equity	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8	$110.7	$—	$111.5
Accounts receivable, net	0.2	151.2	56.7	—	208.1
Intercompany receivables	—	10.2	4.7	(14.9)	—
Inventories	—	125.9	49.5	—	175.4
Prepaid expenses and other current assets	21.3	8.9	17.4	(17.7)	29.9
Total current assets	21.5	297.0	239.0	(32.6)	524.9
Property, plant and equipment, net	0.1	148.5	66.8	—	215.4
Goodwill	—	175.5	26.0	—	201.5
Other intangible assets, net	—	156.5	20.4	—	176.9
Investment in GST	—	236.9	—	—	236.9
Intercompany receivables	—	43.6	1.5	(45.1)	—
Investment in subsidiaries	681.1	236.4	—	(917.5)	—
Other assets	16.4	156.2	18.2	—	190.8
Total assets	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings from GST	$—	$—	$26.2	$—	$26.2
Notes payable to GST	—	12.7	—	—	12.7
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	61.9	38.7	—	102.9
Intercompany payables	—	4.7	10.2	(14.9)	—
Accrued expenses	15.3	130.1	33.3	(17.7)	161.0
Total current liabilities	17.6	209.6	108.4	(32.6)	303.0
Long-term debt	294.1	130.7	—	—	424.8
Notes payable to GST	—	283.2	—	—	283.2
Intercompany payables	35.0	1.4	8.7	(45.1)	—
Other liabilities	13.9	144.6	18.4	—	176.9
Total liabilities	360.6	769.5	135.5	(77.7)	1,187.9
Shareholders’ equity	358.5	681.1	236.4	(917.5)	358.5
Total liabilities and equity	$719.1	$1,450.6	$371.9	$(995.2)	$1,546.4

23.	Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)		Second Quarter		Third Quarter (1)		Fourth Quarter (1)
(in millions, except per share data)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$295.8	$294.9	$307.6	$313.2	$343.7	$292.7	$362.5	$286.9
Gross profit	$101.6	$97.6	$104.5	$107.9	$115.2	$98.6	$123.1	$90.6
Net income (loss)	$6.4	$(46.8)	$9.0	$3.6	$490.2	$6.0	$34.2	$(2.9)
Basic earnings (loss) per share	$0.30	$(2.15)	$0.42	$0.17	$22.98	$0.28	$1.60	$(0.14)
Diluted earnings (loss) per share	$0.30	$(2.15)	$0.41	$0.17	$22.49	$0.28	$1.57	$(0.14)
(1) Items impacting comparability of net income and earnings (loss) per share in these quarters included:

•
An $80.0 million recorded by EnPro in the first quarter of 2016 in association with the Joint Plan to resolve current and future asbestos claims (see Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC")

•
The $534.4 million gain recorded on the reconsolidation of GST and OldCo in the third quarter of 2017 (See Note 2), and the tax impacts of the reconsolidation recorded in that quarter (See Note 5, "Income Taxes")

•	The impacts of the Tax Act recorded in the fourth quarter of 2017 (See Note 5)

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2017	$4.9	$1.2	$(1.6)	$0.2	$4.7
2016	$5.4	$1.1	$(1.6)	$—	$4.9
2015	$7.0	$(0.2)	$(1.4)	$—	$5.4

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2017	$20.2	$1.2	$(0.1)	$4.4	$25.7
2016	$17.6	$4.6	$(0.1)	$(1.9)	$20.2
2015	$19.9	$0.4	$(0.1)	$(2.6)	$17.6

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.