Form 10-Q
period 2018-03-31
ENPRO INDUSTRIES, INC
filed 2018-05-03
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 21,006,981 shares of common stock of the registrant outstanding, which does not include 190,765 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in millions, except per share amounts)

	2018	2017
Net sales	$368.8	$295.8
Cost of sales	243.7	194.1
Gross profit	125.1	101.7
Operating expenses:
Selling, general and administrative	92.1	72.7
Other	1.0	1.3
Total operating expenses	93.1	74.0
Operating income	32.0	27.7
Interest expense	(8.2)	(14.9)
Interest income	0.4	0.1
Other income (expense)	0.6	(3.5)
Income before income taxes	24.8	9.4
Income tax expense	(12.2)	(3.0)
Net income	$12.6	$6.4
Comprehensive income	$22.4	$11.1

Basic earnings per share	$0.59	$0.30
Diluted earnings per share	$0.58	$0.30
Cash dividends per share	$0.24	$0.22

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in millions)

	2018	2017
OPERATING ACTIVITIES
Net income	$12.6	$6.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9.3	7.3
Amortization	9.0	6.5
Deferred income taxes	(0.9)	(0.1)
Stock-based compensation	1.8	1.9
Other non-cash adjustments	1.1	1.2
Change in assets and liabilities, net of effects of deconsolidation of business:
Accounts receivable, net	(20.1)	(12.6)
Inventories	(9.8)	(7.8)
Accounts payable	(6.8)	(0.5)
Other current assets and liabilities	(11.5)	(19.0)
Other non-current assets and liabilities	(4.7)	(2.9)
Net cash used in operating activities	(20.0)	(19.6)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14.9)	(11.1)
Payments for capitalized internal-use software	(0.7)	(0.9)
Deconsolidation of OldCo	—	(4.8)
Other	0.4	0.2
Net cash used in investing activities	(15.2)	(16.6)
FINANCING ACTIVITIES
Proceeds from debt	256.1	254.8
Repayments of debt	(268.1)	(205.6)
Repurchase of common stock	(15.4)	(3.6)
Dividends paid	(5.3)	(4.7)
Other	(4.2)	(3.4)
Net cash provided by (used in) financing activities	(36.9)	37.5
Effect of exchange rate changes on cash and cash equivalents	0.9	0.9
Net increase (decrease) in cash and cash equivalents	(71.2)	2.2
Cash and cash equivalents at beginning of period	189.3	111.5
Cash and cash equivalents at end of period	$118.1	$113.7
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$14.5	$29.6
Income taxes, net	$(1.4)	$4.4
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$3.2	$0.4

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$118.1	$189.3
Accounts receivable, net	283.2	261.7
Inventories	215.0	204.1
Income tax receivable	133.6	113.2
Prepaid expenses and other current assets	46.1	51.3
Total current assets	796.0	819.6
Property, plant and equipment, net	300.2	296.9
Goodwill	338.2	336.1
Other intangible assets, net	341.6	347.0
Other assets	78.8	86.5
Total assets	$1,854.8	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	0.2	0.2
Accounts payable	120.4	130.7
Accrued expenses	109.8	137.2
Total current liabilities	230.4	268.1
Long-term debt	606.6	618.3
Other liabilities	116.7	96.9
Total liabilities	953.7	983.3
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,369,031 shares in 2018 and 21,517,554 shares in 2017	0.2	0.2
Additional paid-in capital	329.3	347.9
Retained earnings	611.5	604.4
Accumulated other comprehensive loss	(38.6)	(48.4)
Common stock held in treasury, at cost – 191,342 shares in 2018 and 191,838 shares in 2017	(1.3)	(1.3)
Total shareholders’ equity	901.1	902.8
Total liabilities and equity	$1,854.8	$1,886.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation, Significant Accounting Policy Update, and Recently Issued Authoritative Accounting Guidance
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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2017 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2017 included within our annual report on Form 10-K.
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
During the pendency of the GST Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date. GST was reconsolidated upon the effective date of the consummation of a joint plan of reorganization confirmed in the GST Chapter 11 Case, which effective date was 12:01 a.m. on July 31, 2017. As a result, the results of operations and cash flows from GST are not included in the Statement of Operations and Statement of Cash flows for the three months ended March 31, 2017. Please see Note 16, "Commitments and Contingencies — Asbestos Insurance Matters" for a further description of the GST Chapter 11 Case and the joint plan of reorganization.
In the first quarter of 2018, we adopted a comprehensive new revenue recognition standard that replaces numerous requirements formerly in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The new standard provides certain practical expedients that we elected in adopting and following the new guidance. We have utilized a practical expedient that permits us to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Another expedient that we have elected is to not adjust the promised amount of consideration in contracts for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less. We currently do not have any contracts that would require such consideration, but we do consider potential new arrangements from time to time that could be affected by this aspect of the guidance.

We adopted the standard using a modified retrospective transition approach. Under this approach, we made an adjustment to beginning retained earnings for 2018 for the cumulative impact of the new guidance on contracts open prior to the transition date that remain open after adoption. As a result of this transition, a $0.4 million increase was recorded to 2018 opening retained earnings. The increase pertained mainly to capitalization of certain contract acquisition costs that were expensed under the previous guidance, and to certain service contracts where revenue was previously recognized using a milestone method. Under the new guidance, revenue on such contracts is recognized more frequently throughout the contract using an input measure.

As a result of the adoption of this standard, the impact to our Consolidated Statement of Operations for the three months ended March 31, 2018 and our Consolidated Balance Sheet as of March 31, 2018 was immaterial in comparison to application of the guidance in effect prior to 2018.

Additionally, in the first quarter of 2018, we adopted a new standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory at the time the transfer occurs. As a result of adopting this standard, on a modified retrospective basis, we were required to reverse the unamortized deferred tax asset of $0.7 million associated with a 2013 intra-entity transfer of intellectual property by charging a corresponding amount to opening retained earnings.

Also in the first quarter of 2018, we adopted a standard that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For the three months ended March 31, 2018, the application of this guidance resulted in non-operating income of approximately $0.6 million recorded in other (non-operating) income on the Consolidated Statement of Operations related to the components of net benefit cost other than service cost. For the three months ended March 31, 2017, we recast our Consolidated Statement of Operations to reflect the retrospective application of this guidance, which resulted in a decrease in operating expenses of approximately $0.3 million with a corresponding increase in other (non-operating) expense. Further information on pension and other postretirement benefits expense for the periods covered by this report can be found in Note 10, "Pensions and Postretirement Benefits."
In the first quarter of 2018 we elected to early adopt a standard that was issued in 2017 to introduce targeted improvements to accounting for hedging activities. Among the changes the standard introduced were the elimination of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, and the permission of entities to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. Under the standard’s amortization approach, an entity recognizes the initial value of the component that was excluded from the assessment of hedge effectiveness as an adjustment to earnings over the life of the hedging instrument by using a systematic and rational method. Please see Note 13, "Derivatives and Hedging," for further description of our current hedging arrangement initiated in the first quarter of 2018.

Significant Accounting Policy Update
Revenue Recognition
For the Sealing Products and Engineered Products segments, by far the largest stream of revenue is product revenue for shipments of the various products discussed further in Note 12, "Business Segment Information," along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
Our Power Systems segment engages in long-term contracts with various customers to design and manufacture heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. Additionally, the segment has certain longer term service contracts that typically involve engine repair, maintenance, and testing services. Certain engine contracts provide for multiple deliverables to be provided to the customer, such as multiple engines. We determine whether such deliverables are distinct and separate performance obligations within a contract by evaluating the relationship between the deliverables to the customer. If the deliverables are highly integrated by us into a combined output or are highly interdependent or interrelated, they are accounted for as a single performance obligation.
In general, the assets being created for the customer are specific enough to the customers’ specifications to not have an alternative use for our own business or for sale to a different customer without significant modification, and we have an enforceable right to payment for performance completed as it takes place throughout the life of the engine builds. These characteristics indicate a continuous transfer of control to the customer during the contract. As a result, revenue related to these contracts is recognized over time.
Revenue is recognized over time for these contracts based on the extent of progress towards completion of the long-term contract. We generally use an input method for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under this input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred.
Billings for work completed take place either at milestones in the contract negotiated with the customer or at a monthly interval (progress billings) as costs to complete are incurred. Payments are generally due 30 days after the invoice date. Certain contracts contain retainage provisions that apply to a portion of the contract consideration. The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are normally due upon completion of the contracts and/or acceptance by the owner of specified deliverables. As these provisions are designed to protect the customer from our failing to adequately comply with our obligations under the contract, we do not believe they represent a significant financing component.
Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding labor productivity, including the benefits of learning and investments in new technologies, the complexity of the work to be performed, the availability and future prices of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors and overhead cost rates, among other variables. Based on our analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized in the period they become known. These adjustments would result in an increase or a decrease in gross profit. Changes in estimates of net sales, cost of sales, and the related impact to gross profit are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined. We believe that this method is a faithful depiction of the transfer of goods pursuant to the standard because it results in the recognition of revenue on the basis of our to-date efforts in the satisfaction of a performance obligation relative to total expected efforts in satisfaction of the performance obligation.
See Note 2, "Revenue from Contracts with Customers," for further discussion and information about our contract revenues and related assets and liabilities.
Recently Issued Authoritative Accounting Guidance
In February 2018, a standard was issued that helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the alternatives presented by the standard with respect to the tax effects associated with our pension plan unamortized net losses and service costs that are in our balance of accumulated other comprehensive loss.
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

2.	Revenue from Contracts with Customers
See Note 1, "Significant Accounting Policy Update" for information regarding long-term engine and service contracts.

Additional information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$369.2	$350.3
Cumulative billings on uncompleted contracts	314.2	304.2
	$55.0	$46.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2018	December 31, 2017
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$59.6	$51.8
Accrued expenses (billings in excess of revenue recognized)	(4.6)	(5.7)
	$55.0	$46.1
The changes in our contract deferred revenue (billings in excess of revenue recognized) for the three months ended March 31, 2018 are as follows:

2018
Balance at beginning of period	$5.7
Additional billings in excess of revenue recognized	1.8
Revenue recognized	(2.9)
Balance at end of period	$4.6

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At March 31, 2018 and December 31, 2017, deposits and progress payments for long-lead-time components totaled $3.0 million and $2.7 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of March 31, 2018 and December 31, 2017.
As of March 31, 2018, the aggregate amount of transaction price of remaining performance obligations, or backlog, for the full company is $390.4 million. Approximately 88% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond March 31, 2019 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

3.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the current geographical mix of earnings and the new lower corporate income tax rate in the U.S. in 2018, where a significant portion of our income is taxed, the effective tax rate generally approximates the blended domestic statutory rate and fluctuates based on the portion of our profits earned in each jurisdiction. In addition, the rate can be significantly impacted by the proportion of pre-tax income in higher and lower tax rate jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions impacting the Company including the reduction of the federal statutory income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. In the fourth quarter of 2017, the period of enactment, we recognized a provisional estimate for the impact of these tax law changes in our income tax provision.
The effective tax rates for the three months ended March 31, 2018 and 2017 were 49.2% and 31.8%, respectively. The effective tax rate for the three months ended March 31, 2018 was higher than the federal statutory rate primarily due to the recognition of new provisions of the Tax Act that became effective on January 1, 2018, higher tax rates in foreign jurisdictions, and a significant discrete tax charge to true-up the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS. The effective tax rate for the three months ended March 31, 2017 was lower than the federal statutory rate primarily due to the portion of our profits earned within the U.S. versus lower rates in foreign jurisdictions. The increase in our effective tax rate for the three months ended March 31, 2018 as compared to the same period last year was primarily due to the new provisions of the Tax Act, a discrete item for the true-up of the benefit previously recognized for domestic production activities, partially offset by the reduction in the federal statutory rate.

As noted above, in the three months ended March 31, 2018, the Company recognized a significant discrete item related to an adjustment to our 2017 provisional estimate resulting from interpretive guidance recently issued by the IRS. This new guidance allows us to elect out of applying the 2017 tax loss against the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries. As a result, we are able to carry back additional losses generated by the funding of the asbestos settlement trust established pursuant to the joint plan of reorganization confirmed in the GST Chapter 11 Case, but were required to record a tax charge for the reduction of the benefit previously recognized for domestic production activities.

In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. In these instances, the SEC's guidance allows companies to record provisional estimates of the impact during a measurement period not to extend beyond one year of the enactment date. We are refining our calculations as we further analyze financial data and interpretative guidance and in the first quarter 2018, recorded an adjustment to our 2017 provisional amount as a discrete item in the current period, as prescribed by the SEC guidance. Our accounting of the impact is expected to be completed within the one-year measurement period ending in the fourth quarter of 2018.

As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, accumulated earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. In March 2018, we repatriated approximately $83.4 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax, and anticipate further repatriation in 2018.

In June 2017, the IRS began an examination of our 2014 U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit.  Various foreign and state tax returns are also currently under examination and some of these exams may conclude within the next twelve months.  The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not have a material effect on our financial results..

4.	Earnings Per Share

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$12.6	$6.4
Denominator:
Weighted-average shares – basic	21.3	21.4
Share-based awards	0.3	0.4
Weighted-average shares – diluted	21.6	21.8
Earnings per share:
Basic	$0.59	$0.30
Diluted	$0.58	$0.30

5.	Inventories

	March 31, 2018	December 31, 2017
	(in millions)
Finished products	$126.9	$121.4
Work in process	35.9	33.0
Raw materials and supplies	62.4	59.2
	225.2	213.6
Reserve to reduce certain inventories to LIFO basis	(10.2)	(10.2)
Manufacturing inventories	215.0	203.4
Incurred costs relating to long-term contracts	—	0.7
Total inventories	$215.0	$204.1
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to an engine contract previously accounted for under the completed-contract method, where costs incurred exceeded customer billings.
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

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2018, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2017	$313.2	$10.9	$12.0	$336.1
Change due to foreign currency translation	2.2	—	(0.1)	2.1
Goodwill as of March 31, 2018	$315.4	$10.9	$11.9	$338.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of March 31, 2018 and December 31, 2017.
Identifiable intangible assets are as follows:

	As of March 31, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$312.6	$143.3	$311.2	$138.0
Existing technology	113.9	39.6	113.0	37.5
Trademarks	36.0	22.7	35.8	22.3
Other	28.6	23.5	28.7	23.2
	491.1	229.1	488.7	221.0
Indefinite-Lived:
Trademarks	79.6	—	79.3	—
Total	$570.7	$229.1	$568.0	$221.0
Amortization expense for the three months ended March 31, 2018 and 2017 was $7.5 million and $5.0 million, respectively.

7.	Accrued Expenses

	March 31, 2018	December 31, 2017
	(in millions)
Salaries, wages and employee benefits	$42.6	$63.7
Interest	2.2	8.6
Customer advances	6.3	7.1
Environmental	9.1	9.2
Income and other taxes	17.1	14.3
Other	32.5	34.3
	$109.8	$137.2

8.	Related Party Transactions
We regularly transacted business with GST through the purchase and sale of products prior to the reconsolidation of GST into EnPro's financial statements effective July 31, 2017. We also provided services for GST prior to reconsolidation including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement. GST is included in our consolidated U.S. federal income tax return and certain state combined income tax returns.

Amounts included in our consolidated financial statements arising from transactions with GST during the period in which it was not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Three Months Ended March 31,
Description		2017
		(in millions)
Sales to GST	Net sales	$9.2
Purchases from GST	Cost of sales	$5.3
Interest expense to GST	Interest expense	$8.7

9.	Long-Term Debt
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
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contains the same interest payment, redemption, change of control, covenant, and guarantee provisions as the Senior Notes. The debt premium is being amortized through interest expense until the maturity date resulting in an effective interest rate of 5.66%.
Revolving Credit Facility
We have a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At the Company’s option, individual draws under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases or decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility. The Revolving Credit Facility expires in August 2019.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain of our assets. The Revolving Credit Facility contains financial covenants and required financial ratios, including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the agreement. It also contains affirmative and negative covenants which are subject to customary exceptions and qualifications. We were in compliance with all such covenants as of March 31, 2018.
The borrowing availability under our Revolving Credit Facility at March 31, 2018 was $123.3 million after giving consideration to $15.2 million of outstanding letters of credit and $161.5 million of outstanding revolver borrowings.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2018 and 2017, are as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(in millions)
Service cost	$1.2	$1.0	$0.1	$0.1
Interest cost	3.4	3.0	—	—
Expected return on plan assets	(5.4)	(4.5)	—	—
Amortization of net loss	1.4	1.8	—	—
Deconsolidation of GST	—	(0.1)	—	—
Net periodic benefit cost	$0.6	$1.2	$0.1	$0.1
For the three months ended March 31, 2018, we contributed $5.6 million to our U.S. defined benefit pension plans. Further contributions of $14.4 million were made in April 2018. We do not expect to make any additional contributions for the remainder of the year. Contributions of $0.9 million were made in the three months ended March 31, 2017.

11.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $5.3 million were made during the three months ended March 31, 2018.
In May 2018, our board of directors declared a dividend of $0.24 per share, payable on June 20, 2018 to all shareholders of record as of June 6, 2018.
In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2018, we repurchased 0.2 million shares for $17.0 million. Total cash paid during the period for share repurchases was $15.4 million. The remaining amount of authorized purchases in the program at March 31, 2018 was $33.0 million. This program authorization will expire in October 2020.
Subsequent to March 31, 2018, we repurchased additional shares for $15.5 million through April 30, 2018. The remaining amount of authorized purchases in the program at April 30, 2018 was $17.5 million.

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
Segment operating results and other financial data for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(in millions)
Sales
Sealing Products	$231.9	$179.3
Engineered Products	85.9	75.1
Power Systems	52.1	42.4
	369.9	296.8
Intersegment sales	(1.1)	(1.0)
Net sales	$368.8	$295.8
Segment Profit
Sealing Products	$23.7	$20.4
Engineered Products	14.4	9.5
Power Systems	4.0	6.3
Total segment profit	42.1	36.2
Corporate expenses	(8.7)	(7.5)
Interest expense, net	(7.8)	(14.8)
Other expense, net	(0.8)	(4.5)
Income before income taxes	$24.8	$9.4
Note that segment profit and other expense, net for the three months ended March 31, 2017 were recast to reflect the retrospective application of a standard adopted in the first quarter of 2018 that affects the classification of the components of pension and other postretirement benefits expense other than service cost. See Note 1, "Basis of Presentation" for further information on this standard.
Segment assets are as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Sealing Products	$1,090.7	$1,078.0
Engineered Products	240.4	229.2
Power Systems	215.3	210.8
Corporate	308.4	368.1
	$1,854.8	$1,886.1

Revenue by end market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the three months ended March 31, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$11.7	$2.1	$1.0	$14.8
Automotive	1.2	27.0	—	28.2
Chemical and material processing	13.0	12.7	—	25.7
Food and pharmaceutical	8.3	0.3	—	8.6
General industrial	45.5	27.2	—	72.7
Medium-duty/heavy-duty truck	89.1	0.3	—	89.4
Navy and marine	0.1	—	29.9	30.0
Oil and gas	14.9	11.5	1.2	27.6
Power generation	14.3	2.6	18.7	35.6
Semiconductors	28.2	—	—	28.2
Other	4.6	2.1	1.3	8.0
Total third party sales	$230.9	$85.8	$52.1	$368.8

13. Derivatives and Hedging
In March 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with a weighted average interest rate of 3.29%, with the same interest payment dates and maturity date as the Senior Notes. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
We have designated the cross currency swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At March 31, 2018, the fair value of these derivatives was $3.0 million, and was recorded as a liability within other liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swap will be included in operating activities in the Consolidated Statements of Cash Flows.

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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2018
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Time deposits	$30.2	$30.2	—	—
Deferred compensation assets	8.1	8.1	—	—
	$38.3	$38.3	$—	$—
Liabilities
Deferred compensation liabilities	$8.4	$8.4	$—	—
Foreign currency derivatives	3.0	—	3.0	—
	$11.4	$8.4	$3.0	$—

	Fair Value Measurements as of
	December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Deferred compensation assets	7.8	7.8	—	—
Liabilities
Deferred compensation liabilities	$8.9	$8.9	$—	$—
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 as their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$606.8	$629.7	$618.5	$645.6
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active.

15.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive income before reclassifications	8.8	—	8.8
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	8.8	1.0	9.8
Ending balance	$2.0	$(40.6)	$(38.6)

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	3.6	—	3.6
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Net current-period other comprehensive income	3.6	1.1	4.7
Ending balance	$(17.6)	$(48.6)	$(66.2)
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2018	2017
Amortization of pension and other postretirement plans:
Actuarial losses	$1.4	$1.8	(1)
Tax benefit	(0.4)	(0.7)	Income tax expense
Net of tax	$1.0	$1.1

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10, “Pensions and Postretirement Benefits” for additional details).

16.	Commitments and Contingencies
General
A detailed description of environmental and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at 14 of the 15 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2018 and December 31, 2017, we had accrued liabilities aggregating $26.1 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the

Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a corporate predecessor ("Coltec") of our primary direct subsidiary when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of March 31, 2018 is $3.6 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at March 31, 2018 is $3.2 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, our subsidiary that is a corporate successor to Coltec, and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.

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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Balance at beginning of year	$5.3	$5.0
Net charges to expense	1.0	0.3
Settlements made	(1.1)	(0.6)
Balance at end of period	$5.2	$4.7
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to

2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the summer of 2018.
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR plus a potential undetermined amount of apportioned proceeding expenses, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of 0.4 million EUR associated with this matter, which was established in 2016.
Asbestos Insurance Matters
The historical business operations of GST LLC and Anchor resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Other of our subsidiaries that manufactured or sold equipment that may have at various times in the past contained asbestos-containing components have also been named in a number of asbestos lawsuits, but neither we nor any of our subsidiaries other than GST LLC and Anchor had ever paid an asbestos claim. Anchor was an inactive and insolvent indirect subsidiary of EnPro's then-direct subsidiary, Coltec Industries Inc ("Coltec"). Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers had been managed through another subsidiary, Garrison.
On the GST Petition Date, GST LLC, Anchor and Garrison filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo

Petition Date. GST and OldCo were reconsolidated effective upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan permanently resolves current and future asbestos claims against GST LLC, Garrison and OldCo, as the successor by merger to Coltec, and injunctions issued under the Joint Plan protect all of EnPro and its subsidiaries from those claims, which claims are enjoined under Section 524(g) of the U.S. Bankruptcy Code. Under the Joint Plan, the trust established pursuant to the Joint Plan (the “Trust”) has assumed responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which had not conducted business operations for many years and had nominal assets, had been dissolved.
Pursuant to the Joint Plan, the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option (the “Option”), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date.
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
As of March 31, 2018, approximately $43.1 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $17.8 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $25.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $28.1 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $43.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2018 – $15.5 million
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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $43.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$257.3	$150.9	$(39.4)	$368.8
Cost of sales	—	185.5	97.6	(39.4)	243.7
Gross profit	—	71.8	53.3	—	125.1
Operating expenses:
Selling, general and administrative	12.1	49.2	30.8	—	92.1
Other	0.1	0.6	0.3	—	1.0
Total operating expenses	12.2	49.8	31.1	—	93.1
Operating income (loss)	(12.2)	22.0	22.2	—	32.0
Interest income (expense), net	(6.7)	(1.6)	0.5	—	(7.8)
Other income	—	0.6	—	—	0.6
Income (loss) before income taxes	(18.9)	21.0	22.7	—	24.8
Income tax benefit (expense)	6.4	(11.9)	(6.7)	—	(12.2)
Income (loss) before equity in earnings of subsidiaries	(12.5)	9.1	16.0	—	12.6
Equity in earnings of subsidiaries, net of tax	25.1	16.0	—	(41.1)	—
Net income	$12.6	$25.1	$16.0	$(41.1)	$12.6
Comprehensive income (loss)	$(2.4)	$37.2	$27.1	$(39.5)	$22.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204.4	$112.1	$(20.7)	$295.8
Cost of sales	—	143.5	71.3	(20.7)	194.1
Gross profit	—	60.9	40.8	—	101.7
Operating expenses:
Selling, general and administrative	7.1	39.9	25.7	—	72.7
Other	0.4	0.3	0.6	—	1.3
Total operating expenses	7.5	40.2	26.3	—	74.0
Operating income (loss)	(7.5)	20.7	14.5	—	27.7
Interest expense, net	(4.8)	(9.7)	(0.3)	—	(14.8)
Other expense	—	(3.4)	(0.1)	—	(3.5)
Income (loss) before income taxes	(12.3)	7.6	14.1	—	9.4
Income tax benefit (expense)	4.5	(3.5)	(4.0)	—	(3.0)
Income (loss) before equity in earnings of subsidiaries	(7.8)	4.1	10.1	—	6.4
Equity in earnings of subsidiaries, net of tax	14.2	10.1	—	(24.3)	—
Net income	$6.4	$14.2	$10.1	$(24.3)	$6.4
Comprehensive income	$11.1	$18.9	$13.7	$(32.6)	$11.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23.2	$29.6	$10.6	$(83.4)	$(20.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(13.4)	(1.5)	—	(14.9)
Payments for capitalized internal-use software	—	(0.6)	(0.1)	—	(0.7)
Other	—	0.4	—	—	0.4
Net cash used in investing activities	—	(13.6)	(1.6)	—	(15.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	1.7	(4.0)	2.3	—	—
Intercompany dividends	—	—	(83.4)	83.4	—
Proceeds from debt	—	256.1	—	—	256.1
Repayments of debt	—	(268.1)	—	—	(268.1)
Repurchase of common stock	(15.4)	—	—	—	(15.4)
Dividends paid	(5.3)	—	—	—	(5.3)
Other	(4.2)	—	—	—	(4.2)
Net cash used in financing activities	(23.2)	(16.0)	(81.1)	83.4	(36.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.9	—	0.9
Net decrease in cash and cash equivalents	—	—	(71.2)	—	(71.2)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$118.1	$—	$118.1

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$118.1	$—	$118.1
Accounts receivable, net	—	192.9	90.3	—	283.2
Intercompany receivables	—	27.1	10.2	(37.3)	—
Inventories	—	140.1	74.9	—	215.0
Income tax receivable	137.4	0.4	2.7	(6.9)	133.6
Prepaid expenses and other current assets	3.9	27.8	14.4	—	46.1
Total current assets	141.3	388.3	310.6	(44.2)	796.0
Property, plant and equipment, net	—	209.7	90.5	—	300.2
Goodwill	—	261.1	77.1	—	338.2
Other intangible assets, net	—	278.2	63.4	—	341.6
Intercompany receivables	—	26.9	0.8	(27.7)	—
Investment in subsidiaries	1,261.0	403.9	—	(1,664.9)	—
Other assets	11.8	57.4	13.3	(3.7)	78.8
Total assets	$1,414.1	$1,625.5	$555.7	$(1,740.5)	$1,854.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	3.2	81.8	35.4	—	120.4
Intercompany payables	—	10.2	27.1	(37.3)	—
Accrued expenses	22.6	43.8	50.3	(6.9)	109.8
Total current liabilities	25.8	136.0	112.8	(44.2)	230.4
Long-term debt	444.6	162.0	—	—	606.6
Intercompany payables	24.6	—	3.1	(27.7)	—
Other liabilities	18.0	66.5	35.9	(3.7)	116.7
Total liabilities	513.0	364.5	151.8	(75.6)	953.7
Shareholders’ equity	901.1	1,261.0	403.9	(1,664.9)	901.1
Total liabilities and equity	$1,414.1	$1,625.5	$555.7	$(1,740.5)	$1,854.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2017
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
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, which include:

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials;

•	the impact of fluctuations in currency exchange rates; and

•
the amount of any payments required to satisfy contingent liabilities, including those related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters.

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
The historical business operations of our subsidiaries, Garlock Sealing Technologies LLC (“GST LLC”) and The Anchor Packing Company (“Anchor”), resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. Those subsidiaries manufactured and/or sold industrial sealing products, predominately gaskets and packing, that contained encapsulated asbestos fibers. Anchor was an inactive and insolvent indirect subsidiary of EnPro's then-direct subsidiary, Coltec Industries Inc ("Coltec"). Our subsidiaries’ exposure to asbestos litigation and their relationships with insurance carriers had been managed through another subsidiary, Garrison Litigation Management Group, Ltd. (“Garrison”). GST LLC, Anchor and Garrison are collectively referred to as “GST.”
On June 5, 2010 (the “GST Petition Date”), GST LLC, Anchor and Garrison (collectively referred to as “GST”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). GST LLC is one of the businesses in our broader Garlock group and it and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.
The filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”). EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date. GST and OldCo were reconsolidated effective upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).
The Joint Plan permanently resolves current and future asbestos claims against GST LLC, Garrison and OldCo, as the successor by merger to Coltec, and injunctions issued under the Joint Plan protect all of EnPro and its subsidiaries from those claims, which claims are enjoined under Section 524(g) of the U.S. Bankruptcy Code. Under the Joint Plan, the trust established pursuant to the Joint Plan (the “Trust”) has assumed responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which had not conducted business operations for many years and had nominal assets, has been dissolved.
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
The primary businesses comprising GST are managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST are managed by the Technetics and Stemco divisions within this segment, by the Compressor Products International division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.

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

For the three months ended March 31, 2018, we recognized a decrease in the loss provision of $3.2 million, which included $1.7 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and $1.5 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the three months ended March 31, 2017, we recognized a decrease in the cumulative loss provision of $0.5 million, which included $1.6 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and a $0.7 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indicies adjustment, partially offset by a $1.8 million increase in total program costs. At March 31, 2018 and December 31, 2017, the cumulative program loss recognized was $9.4 million and $12.6 million, respectively.

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
Outlook

In the first quarter of 2018, we generated year-over-year sales growth in each of our divisions and segments in the first quarter. Despite select areas of profitability declines in heavy-duty trucking in our Sealing Products segment and in our Power Systems segment, we had a strong start to the year. We continued to experience favorable momentum in many of the markets that we serve. We experienced strong performance in the balance of the company aided by favorable market conditions that continue to show signs of strength. Backlog in heavy-duty trucking heading into the second quarter was several million dollars higher than at the same time last year. In line with our expectations for Power Systems since the beginning of the year, we expect aftermarket parts and services to be higher in the second half of the year and margins on new engine sales to improve. We are also taking actions to mitigate the impact of rising commodity prices on our margins. Current and proposed tariffs recently announced by the United States government could further increase prices of raw materials or other supplies, which could adversely affect our results of operations to the extent we are not able to pass such price increases on to our customers.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We continue to focus on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders through dividends and share repurchases. In the first quarter, we invested approximately $17.0 million in share repurchases for the three months ended March 31, 2018 and funded a $0.24 per share dividend, which represented a 9.1% increase to our previous quarterly dividend.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Unusual or discrete tax events may cause our effective tax rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause this rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Based on these factors and the expected geographical mix of earnings, we anticipate our annual effective tax rate for 2018 will range between 33% and 38%, taking into account the significant discrete item recorded in the first quarter of 2018 related to an adjustment to our 2017 provisional estimate resulting from interpretive guidance recently issued by the IRS.

In 2017, we recorded a provisional estimate of the impact of U.S. tax reform in the year of enactment. We continue to refine our estimate as we further analyze financial data and interpretive guidance during the one-year measurement period permitted by guidance issued by the U.S. Securities and Exchange Commission. We also incorporated the impact of additional provisions of U.S. tax reform that were issued in or became effective in 2018. Changes to our estimates of the impact of U.S. tax reform could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

We estimate pension expense for the full year of 2018 will be approximately $2.6 million, which would be $1.9 million less than in 2017. For the three months ended March 31, 2018, we contributed $5.6 million to our U.S. defined benefit pension plan. Further contributions of $14.4 million were made in April 2018. We do not expect to make any additional contributions for the remainder of the year.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Three Months Ended March 31,
	2018	2017
	(in millions)
Sales
Sealing Products	$231.9	$179.3
Engineered Products	85.9	75.1
Power Systems	52.1	42.4
	369.9	296.8
Intersegment sales	(1.1)	(1.0)
Net sales	$368.8	$295.8
Segment Profit
Sealing Products	$23.7	$20.4
Engineered Products	14.4	9.5
Power Systems	4.0	6.3
Total segment profit	42.1	36.2
Corporate expenses	(8.7)	(7.5)
Interest expense, net	(7.8)	(14.8)
Other expense, net	(0.8)	(4.5)
Income before income taxes	$24.8	$9.4
The results of operations for the three months ended March 31, 2018 are prior to the reconsolidation of GST and OldCo, which was effective July 31, 2017. Third party sales of reconsolidated businesses were $50.4 million for the three months ended March 31, 2018.

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
Other expense, net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 with the exception of $0.3 million and $0.8 million respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the three months ended March 31, 2018 and 2017 also includes $0.7 million and $0.6 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Sales of $368.8 million in the first three months of 2018 increased 24.7% from $295.8 million in the first three months of 2017. The following table summarizes the impact of acquisitions and divestitures, including the reconsolidation of GST and OldCo, and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.0%	17.1%	3.7%	2.9%	24.7%
Sealing Products	1.7%	27.0%	2.2%	(1.6)%	29.3%
Engineered Products	—%	0.6%	9.4%	4.4%	14.4%
Power Systems	—%	3.5%	—%	19.4%	22.9%
Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for the first three months of 2018 compared to the same period in 2017:

•	Acquisition of Qualiseal Technology in the second quarter of 2017 in the Sealing Products segment; and

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first three months of 2018 increased $1.2 million as compared to the same period in 2017. The increase was driven primarily by increased incentive compensation costs during the current quarter associated with higher projected attainment under our long-term incentive programs ($0.9 million), and increased professional services costs ($1.0 million) as compared to the first quarter of the prior year, offset in part by decreased share-based compensation expense ($0.7 million) driven by the decreased fair value of certain awards accounted for as liabilities.
Interest expense, net in the first three months of 2018 decreased by $7.0 million as compared to the same period of 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.
Other expense, net in the first three months of 2018 decreased by $3.7 million as compared to the same period of 2017, due mainly to a $3.3 million increase in our reserve for environmental investigation and remediation costs in the first quarter of 2017 along with a $0.8 million favorable year-over-year change in the components of pension and other postretirement benefits expense other than service cost.

The effective tax rates for the three months ended March 31, 2018 and 2017 were 49.2% and 31.8%, respectively. The effective tax rate for the three months ended March 31, 2018 was higher than the federal statutory rate primarily due to the recognition of new provisions of the Tax Act that became effective on January 1, 2018, higher tax rates in foreign jurisdictions, and a significant discrete tax charge to true-up the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS. The effective tax rate for the three months ended March 31, 2017 was lower than the federal statutory rate primarily due to the portion of our profits earned within the U.S. versus lower rates in foreign jurisdictions. The increase in our effective tax rate for the three months ended March 31, 2018 as compared to the same period last year was primarily due to the new provisions of the Tax Act, a discrete item for the true-up of the benefit previously recognized for domestic production activities, partially offset by the reduction in the federal statutory rate.

Net income was $12.6 million, or $0.58 per share, in the first three months of 2018 compared to net income of $6.4 million, or $0.30 per share, in the same period of 2017.
Following is a discussion of operating results for each segment during the first three months of 2018:
Sealing Products. Sales of $231.9 million in the first three months of 2018 reflect a 29.3% increase compared to the $179.3 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $48.5 million. Excluding these sales, the benefit of acquisitions ($3.1 million) and favorable foreign exchange translation ($3.9 million), sales were down 1.6% or $2.9 million. We experienced continued strength in semiconductor, aerospace, food & pharma, heavy-duty tractor and trailer builds, metals & mining, and general industrial. This positive momentum was partially offset by declines in nuclear demand and continued softness in industrial gas turbines.
Segment profit of $23.7 million in the first three months of 2018 increased 16.2% from $20.4 million reported in the same period of 2017. Operating margins for the segment decreased from 11.4% in the first three months of 2017 to 10.2% in the first three months of 2018. Segment profit from the reconsolidated GST businesses was $7.5 million. Excluding this impact, the unfavorable year-over-year impact of acquisitions and acquisition-related costs ($0.1 million), a year-over-year decrease in restructuring costs ($0.3 million), and favorable foreign exchange translation ($0.5 million), segment profit decreased $5.0 million, or 24.3% compared to the prior year. Segment profit was negatively impacted by increased material procurement costs due to higher metals prices ($1.6 million), unfavorable mix impact ($1.1 million) driven mainly by a lower mix of aftermarket sales to total sales in the heavy-duty trucking market, and unusual charges associated with the heavy-duty trucking business including legal expenses, warranty expenses, and facility relocation costs.
Engineered Products. Sales in the first three months of 2018 increased 14.4% to $85.9 million from $75.1 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $0.4 million. Excluding these sales and the impact of favorable foreign exchange translation ($7.1 million), sales were up 4.4% or $3.3 million primarily due to strength in the general industrial and European oil and gas markets, while sales in automotive and aerospace were relatively flat versus the prior year.
Segment profit in the first three months of 2018 was $14.4 million compared to $9.5 million in the same period of 2017, an increase of $4.9 million, or 51.6%. Operating margins for the segment were 16.8%, which was up from the 12.6% reported in the first three months of 2017. Segment profit from the reconsolidated GST businesses was $0.1 million. Excluding this impact, the impact of favorable foreign exchange translation ($1.7 million), and increased restructuring costs ($0.2 million), segment profit increased $2.8 million, or 28.5%, driven mainly by the aforementioned sales volume increase.
Power Systems. Sales of $52.1 million in the first three months of 2018 increased $9.7 million, or 22.9%, from $42.4 million in the same period of 2017. The increase includes sales to third parties from the reconsolidated GST businesses of $1.5 million. The increase was driven by increased engine revenues ($10.0 million), while aftermarket parts revenues increased slightly and services revenue decreased slightly. The increase in engine revenue was largely driven by higher production levels on the EDF program, engine sales for power generation in Puerto Rico, and increased activity on several naval programs.
The segment reported a profit of $4.0 million in the first three months of 2018 compared to $6.3 million in the first three months of 2017, a decrease of 36.5%. Operating margins for the segment were 7.7% in the first three months of 2018. Segment profit from the reconsolidated GST businesses was $0.4 million. Segment profit was impacted by a higher proportion of lower margin engine revenue, including a $3.9 million increase in zero margin revenue on the EDF contract over the prior year, versus higher margin aftermarket revenue. In the three months ended March 31, 2018, a $3.2 million reduction in the loss reserve on the EDF contract was recognized compared to a $0.5 million decrease to the total contract loss in the corresponding prior year period. The reduction of total EDF contract loss for the first three months of 2018 included $1.7 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and $1.5 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the three months ended March 31, 2017, the decrease included $1.6 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and a $0.7 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indicies adjustment, partially offset by a $1.8 million increase in total program costs.

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
As of March 31, 2018, we held all of our $118.1 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. While our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations and, as of March 31, 2018, we had current income tax receivables aggregating $133.6 million due primarily to the planned carry back of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years, the passage of the Tax Act has served as an incentive to repatriate accumulated foreign earnings, despite the foreign taxes that may result from such distributions.
As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, accumulated earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. In March 2018, we repatriated $83.4 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax, and anticipate further repatriation in 2018.

In February 2017, we received a private letter ruling from the Internal Revenue Service, in satisfaction of a condition of the Joint Plan, that the Trust established under the Joint Plan would be recognized as a “qualified settlement fund” under section 468B of the Internal Revenue Code, and any related regulations, and that amounts contributed to the Trust as contemplated by the Joint Plan would be deductible for federal income tax purposes in the year in which the contribution is made. Based on this ruling and section 162(a), we intend to deduct the total Trust funding of $495.8 million on our 2017 federal income tax return.

The deduction for the Trust funding represents a substantial tax benefit. A portion of the benefit will offset 2017 taxable income and the balance, representing a net operating loss, will be carried back and offset against taxable income in the preceding ten years. This benefit will be realized through the filing of refund claims in conjunction with our 2017 federal tax return anticipated to be filed in the second quarter of 2018. We are currently finalizing our carryback claim and expect to receive an estimated federal refund of $127.5 million by the end of 2018, subject to potential delay in the event of an IRS audit review. The carryback also generates foreign tax credits of $30.8 million that will become available to offset our future federal income tax liabilities and are expected to be fully utilized by December 2020.
Cash Flows
Operating activities used $20.0 million of cash in the first three months of 2018 compared to $19.6 million in the same period last year. Lower net payments for interest and taxes in 2018 and contributions from higher segment profit, including from the reconsolidated GST businesses, were offset by pension contributions made this year, increased incentive compensation payouts in 2018 versus the prior year due to higher attainment levels for fiscal 2017 plans as compared to 2016, and by increased segment working capital requirements, also including from the reconsolidated GST businesses, in 2018.
Investing activities used $15.2 million and $16.6 million of cash during the first three months of 2018 and 2017, respectively, with increased capital expenditures ($3.8 million) in 2018 offset by the $4.8 million impact of the deconsolidation of OldCo in the first quarter of 2017.
Financing activities used $36.9 million in cash in the first three months of 2018, primarily from $15.4 million in cash used to repurchase shares, $12.0 million in net repayments on our revolving credit facility, and $5.3 million in dividends paid. Financing activities in the first three months of 2017 provided cash of $37.5 million, primarily from $149.6 million in net proceeds from the offering of the Additional Notes, offset by $105.2 million in net repayments on our revolving credit facility, $3.6 million in cash used to repurchase shares, and $4.7 million in dividends paid.

Capital Resources
Senior Secured Revolving Credit Facility. On August 28, 2014, we amended and restated the agreement governing our senior secured revolving credit facility (the “Credit Facility Amendment”). The Revolving Credit Facility expires in August 2019.
The Credit Facility Amendment provides for a five-year, $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). At the Company’s option, individual draws under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 2.00% or base rate plus 1.00%, although the interest rates under the Revolving Credit Facility are subject to incremental increases and decreases based on a consolidated total leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.25%, which rate is also subject to incremental increases and decreases based on a consolidated total leverage ratio.
The Credit Facility Amendment contains certain financial covenants and required financial ratios, including:

•
a maximum consolidated total net leverage ratio of not more than 4.0 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $75 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries); and

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

We were in compliance with all covenants of the Credit Facility Amendment as of March 31, 2018.
The borrowing availability at March 31, 2018, under the Revolving Credit Facility was $123.3 million, representing the full $300 million amount of the Revolving Credit Facility less $15.2 million reserved for outstanding letters of credit and $161.5 million of outstanding borrowings.
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
As provided in the indenture governing the senior notes, we currently may, on any one or more occasions, redeem all or a part of the senior notes at specified redemption prices plus accrued and unpaid interest.
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

Share Repurchase Program. In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2018, we repurchased 0.2 million shares for $17.0 million. Total cash paid during the period for share repurchases was $15.4 million. The remaining amount of authorized purchases in the program at March 31, 2018 was $33.0 million. This program authorization will expire in October 2020.

Subsequent to March 31, 2018, we repurchased additional shares for $15.5 million through April 30, 2018. The remaining amount of authorized purchases in the program at April 30 was $17.5 million.
Critical Accounting Policies and Estimates
Revenue Recognition
Our Power Systems segment engages in long-term contracts with various customers to design and manufacture heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. Additionally, the segment has certain longer term service contracts that typically involve engine repair, maintenance, and testing services. In general, the assets being created for the customer are specific enough to the customers’ specifications to not have an alternative use for our own business or for sale to a different customer, and we have an enforceable right to payment for performance completed as it takes place throughout the life of the engine builds. These characteristics indicate a continuous transfer of control to the customer during the contract. As a result, revenue related to these contracts is recognized over time.
Revenue is recognized over time for these contracts based on the extent of progress towards completion of the long-term contract. We generally use an input method for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under this input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. We believe that this method is a faithful depiction of the transfer of goods pursuant to the new revenue recognition standard adopted in the first quarter of 2018 because it results in the recognition of revenue on the basis of our to-date efforts in the satisfaction of a performance obligation relative to total expected efforts in satisfaction of the performance obligation.
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
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2017, for a complete list of our critical accounting policies and estimates.
Contingencies
General
A detailed description of environmental and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 15 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Investigations have been completed for 11 sites and are in progress at the other 4 sites. Our costs at 14 of the 15 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. EnPro Holdings, a direct subsidiary of EnPro, is the corporate successor to Coltec. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and

Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
As of March 31, 2018 and December 31, 2017, we had accrued liabilities aggregating $26.1 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of March 31, 2018 is $3.6 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional

$1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at March 31, 2018 is $3.2 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the existing MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
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
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the summer of 2018.
We continue to believe that GGB France has valid factual and legal defenses to these claims and we are vigorously defending these claims. Among GGB France’s legal defenses are a contractual disclaimer of consequential damages, which, if controlling, would limit liability for consequential damages and provide for the replacement of the bearings at issue, at an aggregate replacement value we estimate to be approximately 0.4 million EUR; that the determination of any duty to notify of the change in the source of the raw material is a legal matter to be determined by the presiding court; and the insufficiency of evidence of damage to BorgWarner's customer provided to the expert panel. Based on the final report from the expert panel and GGB France's legal defenses described above, we estimate GGB France’s reasonably possible range of loss associated with this matter to be approximately 0.4 million EUR to 6.6 million EUR plus a potential undetermined amount of apportioned proceeding expenses, with no amount within the range being a better estimate than the minimum of the range. Accordingly, GGB France has retained the accrual of 0.4 million EUR associated with this matter, which was established in 2016.
Asbestos Insurance Matters
Pursuant to the Joint Plan in the jointly administered GST Chapter 11 Case and the OldCo Chapter 11 Case described above in “—Overview and Outlook—Overview,” the Trust was funded (i) with aggregate cash contributions by GST LLC and Garrison of $350 million made immediately prior to the Joint Plan Effective Date, (ii) by the contribution made by OldCo immediately prior to the Joint Plan Effective Date of $50 million in cash and an option (the "Option"), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (with OldCo having the right to call the option for payment of $20 million in cash at any time prior to the first anniversary of the Joint Plan Effective Date, with the Trust having the right to put the option to OldCo for payment by OldCo of $20 million on the day prior to the first anniversary of the Joint Plan Effective Date and with the option terminating on the second anniversary of the Joint Plan Effective Date in return for payment to the Trust of $20 million), and (iii) by the obligations under the Joint Plan of OldCo to make a deferred contribution of $40 million in cash and of GST LLC and Garrison to make an aggregate deferred contribution of $20 million in cash no later than one year after the Joint Plan Effective Date.
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
As of March 31, 2018, approximately $43.1 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $17.8 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $25.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $28.1 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $43.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the asbestos trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2018 – $15.5 million
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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $43.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.4 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively.

In March 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar-denominated senior notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with the same interest payment dates and maturity date as the senior notes. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows. At maturity, we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of environmental and other legal matters is included in Note 16 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2018	—		—		—		—
February 1 - February 28, 2018	—		—		—		—
March 1 – March 31, 2018	224,151	(1) (2)	$75.96	(1) (2)	223,574	(1)	$33,018,255	(1)
Total	224,151	(1) (2)	$75.96	(1) (2)	223,574	(1)	$33,018,255	(1)

(1)
On October 25, 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 30, 2017. Pursuant to this authorization, we purchased 223,574 shares at an average purchase price of $75.96 per share during March 2018 (with $33,018,255 remaining authority at quarter end).

(2)
In March 2018, a total of 577 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 60 were valued at a price of $79.10, the closing trading price of our common stock on March 21, 2018, and 517 of these shares were valued at a price of $77.38 per share, the closing trading price of our common stock on March 31, 2018. Accordingly, the total 577 shares were valued at a weighted average price of $77.56. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of May, 2018.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller