Form 10-Q
period 2018-06-30
ENPRO INDUSTRIES, INC
filed 2018-08-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 20,961,609 shares of common stock of the registrant outstanding, which does not include 190,127 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2018 and 2017
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$393.6	$307.6	$762.4	$603.4
Cost of sales	277.8	203.0	521.5	397.1
Gross profit	115.8	104.6	240.9	206.3
Operating expenses:
Selling, general and administrative	89.4	74.0	181.5	146.7
Other	4.3	3.1	5.3	4.4
Total operating expenses	93.7	77.1	186.8	151.1
Operating income	22.1	27.5	54.1	55.2
Interest expense	(7.3)	(16.1)	(15.5)	(31.0)
Interest income	0.2	—	0.6	0.1
Other expense	(1.2)	(0.2)	(0.6)	(3.7)
Income before income taxes	13.8	11.2	38.6	20.6
Income tax expense	(3.9)	(2.2)	(16.1)	(5.2)
Net income	$9.9	$9.0	$22.5	$15.4
Comprehensive income	$—	$19.7	$22.4	$30.8

Basic earnings per share	$0.47	$0.42	$1.06	$0.72
Diluted earnings per share	$0.47	$0.41	$1.05	$0.71
Cash dividends per share	$0.24	$0.22	$0.48	$0.44

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in millions)

	2018	2017
OPERATING ACTIVITIES
Net income	$22.5	$15.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.0	14.8
Amortization	17.7	13.2
Deferred income taxes	(7.5)	(0.4)
Stock-based compensation	3.5	3.5
Other non-cash adjustments	3.4	2.9
Change in assets and liabilities, net of effects of acquisition and deconsolidation of businesses:
Asbestos insurance receivables	12.3	—
Accounts receivable, net	(31.4)	(20.8)
Inventories	(21.4)	(7.5)
Accounts payable	7.1	6.2
Other current assets and liabilities	100.6	12.0
Other non-current assets and liabilities	(16.2)	(11.3)
Net cash provided by operating activities	109.6	28.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(28.1)	(15.2)
Payments for capitalized internal-use software	(2.0)	(1.9)
Acquisitions, net of cash acquired	—	(39.7)
Deconsolidation of OldCo	—	(4.8)
Proceeds from sale of property, plant, and equipment	26.3	0.3
Net cash used in investing activities	(3.8)	(61.3)
FINANCING ACTIVITIES
Proceeds from debt	358.6	351.6
Repayments of debt	(489.7)	(279.6)
Repurchase of common stock	(49.5)	(9.8)
Dividends paid	(10.3)	(9.6)
Other	(6.6)	(3.3)
Net cash provided by (used in) financing activities	(197.5)	49.3
Effect of exchange rate changes on cash and cash equivalents	(4.2)	4.6
Net increase (decrease) in cash and cash equivalents	(95.9)	20.6
Cash and cash equivalents at beginning of period	189.3	111.5
Cash and cash equivalents at end of period	$93.4	$132.1
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$17.0	$30.4
Income taxes, net	$(86.1)	$5.5
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$4.7	$3.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$93.4	$189.3
Accounts receivable, net	290.4	261.7
Inventories	221.1	204.1
Income tax receivable	36.7	113.2
Prepaid expenses and other current assets	36.8	51.3
Total current assets	678.4	819.6
Property, plant and equipment, net	293.5	296.9
Goodwill	334.2	336.1
Other intangible assets, net	311.6	347.0
Other assets	101.5	86.5
Total assets	$1,719.2	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	0.2	0.2
Accounts payable	134.5	130.7
Accrued expenses	122.1	137.2
Total current liabilities	256.8	268.1
Long-term debt	487.8	618.3
Other liabilities	109.9	96.9
Total liabilities	854.5	983.3
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,927,746 shares in 2018 and 21,517,554 shares in 2017	0.2	0.2
Additional paid-in capital	297.9	347.9
Retained earnings	616.4	604.4
Accumulated other comprehensive loss	(48.5)	(48.4)
Common stock held in treasury, at cost – 190,765 shares in 2018 and 191,838 shares in 2017	(1.3)	(1.3)
Total shareholders’ equity	864.7	902.8
Total liabilities and equity	$1,719.2	$1,886.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation, Significant Accounting Policy Update, and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture, and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services.
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
During the pendency of the GST Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date. GST was reconsolidated upon the effective date of the consummation of a joint plan of reorganization confirmed in the GST Chapter 11 Case, which effective date was 12:01 a.m. on July 31, 2017. Accordingly, the results of operations and cash flows from GST are not included in the Statement of Operations and Statement of Cash flows for the six months ended June 30, 2017. Please see Note 17, "Commitments and Contingencies — Asbestos Insurance Matters" for a further description of the GST Chapter 11 Case and the joint plan of reorganization.
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

The new standard provides certain practical expedients that we elected in adopting and following the new guidance. We have utilized a practical expedient that permits us to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Another expedient that we have elected is to not adjust the promised amount of consideration in contracts for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less. We currently do not have any contracts that would require the use of this expedient, but we do consider potential new arrangements from time to time that could be affected by this aspect of the guidance.

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

As a result of the adoption of this standard, the impact to our Consolidated Statement of Operations for the six months ended June 30, 2018 and our Consolidated Balance Sheet as of June 30, 2018 in comparison to application of the guidance in effect prior to 2018 was as follows:

(in millions)	Increase (Decrease)
Net sales	$1.6
Cost of sales	$1.0
Accounts receivable	$1.6
Inventories	$(1.0)

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

Also in the first quarter of 2018, we adopted a standard that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For the quarter and six months ended June 30, 2018, the application of this guidance resulted in non-operating income of approximately $0.5 million and $1.1 million, respectively recorded in other (non-operating) expense on the Consolidated Statement of Operations related to the components of net benefit cost other than service cost. For the quarter and six months ended June 30, 2017, we recast our Consolidated Statement of Operations to reflect the retrospective application of this guidance, which resulted in a decrease in operating expenses of approximately $0.2 million and $0.5 million, respectively with a corresponding increase in other (non-operating) expense. Further information on pension and other postretirement benefits expense for the periods covered by this report can be found in Note 11, "Pensions and Postretirement Benefits."
In the first quarter of 2018 we elected to early adopt a standard that was issued in 2017 to introduce targeted improvements to accounting for hedging activities. Among the changes the standard introduced were the elimination of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, and the permission of entities to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. Under the standard’s amortization approach, an entity recognizes the initial value of the component that was excluded from the assessment of hedge effectiveness as an adjustment to earnings over the life of the hedging instrument by using a systematic and rational method. Please see Note 14, "Derivatives and Hedging," for further description of our current hedging arrangement initiated in the first quarter of 2018.

Significant Accounting Policy Update
Revenue Recognition
For the Sealing Products and Engineered Products segments, by far the largest stream of revenue is product revenue for shipments of the various products discussed further in Note 13, "Business Segment Information," along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
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
Recently Issued Authoritative Accounting Guidance
In February 2018, a standard was issued that helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the alternatives presented by the standard with respect to the tax effects associated with our pension plan unamortized net losses and prior service costs that are in our balance of accumulated other comprehensive loss.
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

2.	Revenue from Contracts with Customers
See Note 1, "Significant Accounting Policy Update" for information regarding long-term engine and service contracts.

Additional information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$390.6	$350.3
Cumulative billings on uncompleted contracts	345.4	304.2
	$45.2	$46.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2018	December 31, 2017
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$52.3	$51.8
Accrued expenses (billings in excess of revenue recognized)	(7.1)	(5.7)
	$45.2	$46.1
The changes in our contract deferred revenue (billings in excess of revenue recognized) for the six months ended June 30, 2018 are as follows:

2018
Balance at beginning of period	$5.7
Additional billings in excess of revenue recognized	12.9
Revenue recognized	(11.4)
Balance at end of period	$7.2

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At June 30, 2018 and December 31, 2017, deposits and progress payments for long-lead-time components totaled $2.6 million and $2.7 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of June 30, 2018 and December 31, 2017.
As of June 30, 2018, the aggregate amount of transaction price of remaining performance obligations, or backlog, for the full company is $385.9 million. Approximately 94% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond June 30, 2019 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

3.	Restructuring and Disposal of Assets
In the second quarter of 2018, we decided to commence the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  Subsequent to the sale, we incurred severance expense of $1.2 million, net tangible asset write downs of $5.1 million, the write-off of customer relationship intangible assets associated with the business of $19.1 million, and other related costs of $0.4 million.  These transactions resulted in total net restructuring costs related to the exit of $4.1 million in the second quarter of 2018.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations aside from inventory-related costs of $2.5 million, which were reflected in costs of sales.  We expect the balance of the restructuring costs for the exit of approximately $3.5 million (primarily employee costs and other costs associated with executing the exit plan), to be incurred and paid during 2018.  The approximately $1.6 million of severance and other costs accrued at June 30, 2018 associated with this action will primarily be paid in the third quarter.

4.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the current geographical mix of earnings and the new lower corporate income tax rate in the U.S. in 2018, where a significant portion of our income is taxed, our global effective tax rate generally approximates the blended domestic statutory rate and fluctuates based on the portion of our profits earned in each jurisdiction.
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
The effective tax rates for the quarters ended June 30, 2018 and 2017 were 28.6% and 19.6%, respectively. The effective tax rate in the prior year quarter was lower because more of our forecasted earnings were taxable in lower tax jurisdictions outside the U.S.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 41.8% and 25.2%, respectively. The effective tax rate for the six months ended June 30, 2018 was higher than the federal statutory rate primarily due to the recognition of new provisions of the Tax Act that became effective on January 1, 2018, a significant discrete tax charge to true-up the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS, partially offset by the reduction in the federal statutory rate. The effective tax rate for the six months ended June 30, 2017 was lower than the federal statutory rate primarily due to the portion of our profits earned within the U.S. versus lower rates in foreign jurisdictions.

As noted above, in the six months ended June 30, 2018, the Company recognized a significant discrete item related to an adjustment to our 2017 provisional estimate resulting from interpretive guidance recently issued by the IRS. This new guidance allows us to elect out of applying the 2017 tax loss against the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries. As a result, we were able to carry back additional losses generated by the funding of the asbestos settlement trust established pursuant to the joint plan of reorganization confirmed in the GST Chapter 11 Case, but were required to record a tax charge in the first quarter of 2018 for the reduction of the benefit previously recognized for domestic production activities.

In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. In these instances, the SEC's guidance allows companies to record provisional estimates of the impact during a measurement period not to extend beyond one year of the enactment date. In the first quarter of 2018, we recorded an adjustment to our 2017 provisional amount as a discrete item in the current period and are continuing to refine our calculations as we further analyze financial data and interpretive guidance. Our accounting of the impact is expected to be completed within the one-year measurement period ending in the fourth quarter of 2018.

As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, accumulated earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. During the six months ended June 30, 2018, we repatriated approximately $114.0 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.

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

5.	Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$9.9	$9.0	$22.5	$15.4
Denominator:
Weighted-average shares – basic	20.9	21.3	21.1	21.4
Share-based awards	0.2	0.5	0.2	0.4
Weighted-average shares – diluted	21.1	21.8	21.3	21.8
Earnings per share:
Basic	$0.47	$0.42	$1.06	$0.72
Diluted	$0.47	$0.41	$1.05	$0.71

6.	Inventories

	June 30, 2018	December 31, 2017
	(in millions)
Finished products	$132.6	$121.4
Work in process	36.2	33.0
Raw materials and supplies	62.6	59.2
	231.4	213.6
Reserve to reduce certain inventories to LIFO basis	(10.7)	(10.2)
Manufacturing inventories	220.7	203.4
Incurred costs relating to long-term contracts	0.4	0.7
Total inventories	$221.1	$204.1
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

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2018, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2017	$313.2	$10.9	$12.0	$336.1
Change due to foreign currency translation	(1.5)	(0.1)	(0.3)	(1.9)
Goodwill as of June 30, 2018	$311.7	$10.8	$11.7	$334.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of June 30, 2018 and December 31, 2017.

Identifiable intangible assets are as follows:

	As of June 30, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$285.3	$141.9	$311.2	$138.0
Existing technology	112.5	41.3	113.0	37.5
Trademarks	35.4	22.6	35.8	22.3
Other	28.4	23.4	28.7	23.2
	461.6	229.2	488.7	221.0
Indefinite-Lived:
Trademarks	79.2	—	79.3	—
Total	$540.8	$229.2	$568.0	$221.0
Amortization expense for the quarters ended June 30, 2018 and 2017 was $7.4 million and $5.1 million, respectively. Amortization for the six months ended June 30, 2018 and 2017 was $14.9 million and $10.2 million, respectively.

8.	Accrued Expenses

	June 30, 2018	December 31, 2017
	(in millions)
Salaries, wages and employee benefits	$49.3	$63.7
Interest	8.2	8.6
Customer advances	9.1	7.1
Environmental	7.4	9.2
Income and other taxes	12.3	14.3
Other	35.8	34.3
	$122.1	$137.2

9.	Related Party Transactions
GST was an unconsolidated related party until reconsolidation effective July 31, 2017. We regularly transact business with GST through the purchase and sale of products. We also provide services for GST including information technology, supply chain, treasury, accounting and tax administration, legal, and human resources under a support services agreement.
Amounts included in our consolidated financial statements arising from transactions with GST during the periods in which it was not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Quarter Ended June 30,	Six Months Ended June 30,
Description		2017

Sales to GST	Net sales	$9.0	$18.2
Purchases from GST	Cost of sales	$5.5	$10.8
Interest expense to GST	Interest expense	$8.9	$17.6

10.	Long-Term Debt
Revolving Credit Facility
On June 28, 2018, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative

Agent, Swing Line Lender and Letter of Credit Issuer. The Amended Credit Agreement provides for a five-year, senior secured revolving credit facility of $350.0 million (the “Revolving Credit Facility”). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
Borrowing availability under the Revolving Credit Facility is not limited by reference to a borrowing base.  Initially, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility.
The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  The Company has the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of the Company’s domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of the Company’s existing domestic, consolidated subsidiaries has entered into the Amended Credit Agreement to provide such a guarantee.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2018.
The borrowing availability under our Revolving Credit Facility at June 30, 2018 was $291.4 million after giving consideration to $16.1 million of outstanding letters of credit and $42.5 million of outstanding revolver borrowings.
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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and purchasing our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.
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
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2018 and 2017, are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost	$1.3	$1.0	$—	$—	$2.5	$2.1	$0.1	$—
Interest cost	3.4	3.0	0.1	—	6.8	6.0	0.1	—
Expected return on plan assets	(5.3)	(4.5)	—	—	(10.7)	(9.0)	—	—
Amortization of prior service cost	0.1	—	—	—	0.1	—	—	—
Amortization of net loss	1.5	1.8	—	—	2.9	3.6	—	—
Deconsolidation of GST	—	(0.1)	—	—	—	(0.3)	—	—
Net periodic benefit cost	$1.0	$1.2	$0.1	$—	$1.6	$2.4	$0.2	$—
For the six months ended June 30, 2018, we contributed $20.0 million to our U.S. defined benefit pension plans. We do not expect to make any additional contributions for the remainder of the year. Contributions of $1.8 million were made in the six months ended June 30, 2017.

12.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $10.3 million were made during the six months ended June 30, 2018.
In August 2018, our board of directors declared a dividend of $0.24 per share, payable on September 19, 2018 to all shareholders of record as of September 5, 2018.
In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2018, we repurchased 0.7 million shares for $49.9 million. Total cash paid during the period for share repurchases was $49.5 million. The remaining amount of authorized purchases in the program at June 30, 2018 was $0.1 million. We repurchased the remaining authorized amount in July 2018 to complete the repurchase plan. Upon completion of this share repurchase program, the exceptions and qualifications permitting share repurchases under the indenture governing the Senior Notes and the Additional Notes have been substantially exhausted.  Accordingly, during the remaining term of the Senior Notes and the Additional Notes, any further repurchase of shares of our common stock will be restricted.

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
Segment operating results and other financial data for the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Sales
Sealing Products	$255.7	$191.3	$487.6	$370.6
Engineered Products	85.4	75.7	171.3	150.8
Power Systems	53.7	41.6	105.8	84.0
	394.8	308.6	764.7	605.4
Intersegment sales	(1.2)	(1.0)	(2.3)	(2.0)
Net sales	$393.6	$307.6	$762.4	$603.4
Segment Profit (Loss)
Sealing Products	$19.3	$21.2	$43.0	$41.6
Engineered Products	12.1	8.3	26.5	17.8
Power Systems	(0.2)	6.3	3.8	12.6
Total segment profit	31.2	35.8	73.3	72.0
Corporate expenses	(8.5)	(7.1)	(17.2)	(14.6)
Interest expense, net	(7.1)	(16.1)	(14.9)	(30.9)
Other expense, net	(1.8)	(1.4)	(2.6)	(5.9)
Income before income taxes	$13.8	$11.2	$38.6	$20.6
Note that segment profit and other expense, net for the quarters and six months ended June 30, 2017 were recast to reflect the retrospective application of a standard adopted in the first quarter of 2018 that affects the classification of the components of pension and other postretirement benefits expense other than service cost. See Note 1, "Basis of Presentation" for further information on this standard.
Segment assets are as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Sealing Products	$1,049.8	$1,078.0
Engineered Products	233.9	229.2
Power Systems	224.2	210.8
Corporate	211.3	368.1
	$1,719.2	$1,886.1

Revenue by end market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the quarter ended June 30, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$13.2	$2.1	$—	$15.3
Automotive	1.8	27.5	—	29.3
Chemical and material processing	11.2	14.2	—	25.4
Food and pharmaceutical	9.7	0.2	—	9.9
General industrial	49.3	26.0	—	75.3
Medium-duty/heavy-duty truck	106.2	—	—	106.2
Navy and marine	0.2	—	40.5	40.7
Oil and gas	12.9	11.6	3.0	27.5
Power generation	18.5	2.7	10.0	31.2
Semiconductors	30.4	—	—	30.4
Other	1.4	0.8	0.2	2.4
Total third party sales	$254.8	$85.1	$53.7	$393.6

Below is a summary of our third party sales by major end market with which we do business for the six months ended June 30, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$24.9	$4.3	$—	$29.2
Automotive	3.0	55.5	—	58.5
Chemical and material processing	24.2	26.8	—	51.0
Food and pharmaceutical	18.0	0.5	—	18.5
General industrial	94.8	53.2	—	148.0
Medium-duty/heavy-duty truck	195.3	0.3	—	195.6
Navy and marine	0.3	—	71.4	71.7
Oil and gas	27.8	23.2	4.2	55.2
Power generation	32.8	5.4	28.6	66.8
Semiconductors	58.6	—	—	58.6
Other	6.0	1.8	1.5	9.3
Total third party sales	$485.7	$171.0	$105.7	$762.4

14. Derivatives and Hedging
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
We have designated the cross currency swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At June 30, 2018, the fair value of these derivatives was $8.9 million, and was recorded as an asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swap will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2018
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Time deposits	$25.4	$25.4	$—	$—
Foreign currency derivatives	8.9	—	8.9	—
Deferred compensation assets	8.5	8.5	—	—
	$42.8	$33.9	$8.9	$—
Liabilities
Deferred compensation liabilities	$8.8	$8.8	$—	$—

	Fair Value Measurements as of
	December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Deferred compensation assets	$7.8	$7.8	$—	$—
Liabilities
Deferred compensation liabilities	$8.9	$8.9	$—	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$488.0	$505.3	$618.5	$645.6
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active.

16.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$2.0	$(40.6)	$(38.6)
Other comprehensive loss before reclassifications	(11.0)	—	(11.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Net current-period other comprehensive income (loss)	(11.0)	1.1	(9.9)
Ending balance	$(9.0)	$(39.5)	$(48.5)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(17.6)	$(48.6)	$(66.2)
Other comprehensive income before reclassifications	9.8	—	9.8
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income	9.8	0.9	10.7
Ending balance	$(7.8)	$(47.7)	$(55.5)

Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive loss before reclassifications	(2.2)	—	(2.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.1	2.1
Net current-period other comprehensive income (loss)	(2.2)	2.1	(0.1)
Ending balance	$(9.0)	$(39.5)	$(48.5)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	13.4	—	13.4
Amounts reclassified from accumulated other comprehensive loss	—	2.0	2.0
Net current-period other comprehensive income	13.4	2.0	15.4
Ending balance	$(7.8)	$(47.7)	$(55.5)
Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2018	2017	2018	2017
Amortization of pension and other postretirement plans:
Actuarial losses	$1.5	$1.8	$2.9	$3.6	(1)
Prior service costs	0.1	—	0.1	—	(1)
Total before tax	$1.6	$1.8	$3.0	$3.6
Tax benefit	(0.5)	(0.9)	(0.9)	(1.6)	Income tax expense
Net of tax	$1.1	$0.9	$2.1	$2.0

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations caption is other (nonoperating) expense (See Note 11, “Pensions and Postretirement Benefits” for additional details).

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2018 and December 31, 2017, we had accrued liabilities aggregating $25.3 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In a proposed pre-trial order, Occidental Chemical Corporation has proposed that any alternative dispute resolution process, including mediation, shall begin no later than September 16, 2019.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in

Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of June 30, 2018 is $3.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at June 30, 2018 is $2.6 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, our subsidiary that is a corporate successor to Coltec, and Goodrich Corporation, our former parent corporation, in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.
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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Balance at beginning of year	$5.3	$5.0
Net charges to expense	5.8	0.8
Settlements made	(2.3)	(1.3)
Balance at end of period	$8.8	$4.5
Approximately $4.9 million of the charges to expense in the current year pertain to unusual warranty expense associated with two products sold by our heavy-duty trucking business. These charges relate to specific performance issues identified with these products, and the amount of the charges is based on estimates and assumptions with respect to the frequency of incidence of these performance issues during the relevant warranty periods, the cost of replacement or repair and other matters.  Adjustments to the estimated warranty expense related to these products may be required as actual claims are incurred or otherwise as experience necessitates.
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the second half of 2018.
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
As of June 30, 2018, approximately $32.1 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $15.0 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $17.1 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $17.1 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $32.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the Trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2018 – $4.6 million
2019 – $5.8 million

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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $32.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$274.3	$160.9	$(41.6)	$393.6
Cost of sales	—	214.3	105.1	(41.6)	277.8
Gross profit	—	60.0	55.8	—	115.8
Operating expenses:
Selling, general and administrative	11.3	46.4	31.7	—	89.4
Other	—	4.1	0.2	—	4.3
Total operating expenses	11.3	50.5	31.9	—	93.7
Operating income (loss)	(11.3)	9.5	23.9	—	22.1
Interest expense, net	(5.5)	(1.5)	(0.1)	—	(7.1)
Other expense	—	(1.0)	(0.2)	—	(1.2)
Income (loss) before income taxes	(16.8)	7.0	23.6	—	13.8
Income tax benefit (expense)	1.2	1.7	(6.8)	—	(3.9)
Income (loss) before equity in earnings of subsidiaries	(15.6)	8.7	16.8	—	9.9
Equity in earnings of subsidiaries, net of tax	25.5	16.8	—	(42.3)	—
Net income	$9.9	$25.5	$16.8	$(42.3)	$9.9
Comprehensive income (loss)	$—	$7.3	$(2.5)	$(4.8)	$—

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$214.7	$113.1	$(20.2)	$307.6
Cost of sales	—	148.7	74.5	(20.2)	203.0
Gross profit	—	66.0	38.6	—	104.6
Operating expenses:
Selling, general and administrative	6.9	41.0	26.1	—	74.0
Other	0.3	0.7	2.1	—	3.1
Total operating expenses	7.2	41.7	28.2	—	77.1
Operating income (loss)	(7.2)	24.3	10.4	—	27.5
Interest expense, net	(6.9)	(8.8)	(0.4)	—	(16.1)
Other expense	—	(0.2)	—	—	(0.2)
Income (loss) before income taxes	(14.1)	15.3	10.0	—	11.2
Income tax benefit (expense)	5.5	(5.9)	(1.8)	—	(2.2)
Income (loss) before equity in earnings of subsidiaries	(8.6)	9.4	8.2	—	9.0
Equity in earnings of subsidiaries, net of tax	17.6	8.2	—	(25.8)	—
Net income	$9.0	$17.6	$8.2	$(25.8)	$9.0
Comprehensive income	$19.7	$28.3	$17.9	$(46.2)	$19.7

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$531.6	$311.8	$(81.0)	$762.4
Cost of sales	—	399.8	202.7	(81.0)	521.5
Gross profit	—	131.8	109.1	—	240.9
Operating expenses:
Selling, general and administrative	23.4	95.6	62.5	—	181.5
Other	0.1	4.7	0.5	—	5.3
Total operating expenses	23.5	100.3	63.0	—	186.8
Operating income (loss)	(23.5)	31.5	46.1	—	54.1
Interest income (expense), net	(12.2)	(3.1)	0.4	—	(14.9)
Other expense	—	(0.4)	(0.2)	—	(0.6)
Income (loss) before income taxes	(35.7)	28.0	46.3	—	38.6
Income tax benefit (expense)	7.6	(10.2)	(13.5)	—	(16.1)
Income (loss) before equity in earnings of subsidiaries	(28.1)	17.8	32.8	—	22.5
Equity in earnings of subsidiaries, net of tax	50.6	32.8	—	(83.4)	—
Net income	$22.5	$50.6	$32.8	$(83.4)	$22.5
Comprehensive income	$22.4	$44.5	$24.6	$(69.1)	$22.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$419.1	$225.2	$(40.9)	$603.4
Cost of sales	—	292.2	145.8	(40.9)	397.1
Gross profit	—	126.9	79.4	—	206.3
Operating expenses:
Selling, general and administrative	14.0	80.9	51.8	—	146.7
Other	0.7	1.0	2.7	—	4.4
Total operating expenses	14.7	81.9	54.5	—	151.1
Operating income (loss)	(14.7)	45.0	24.9	—	55.2
Interest expense, net	(11.7)	(18.5)	(0.7)	—	(30.9)
Other expense	—	(3.6)	(0.1)	—	(3.7)
Income (loss) before income taxes	(26.4)	22.9	24.1	—	20.6
Income tax benefit (expense)	10.0	(9.4)	(5.8)	—	(5.2)
Income (loss) before equity in earnings of subsidiaries	(16.4)	13.5	18.3	—	15.4
Equity in earnings of subsidiaries, net of tax	31.8	18.3	—	(50.1)	—
Net income	$15.4	$31.8	$18.3	$(50.1)	$15.4
Comprehensive income	$30.8	$47.2	$31.6	$(78.8)	$30.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64.6	$131.4	$27.6	$(114.0)	$109.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(22.9)	(5.2)	—	(28.1)
Payments for capitalized internal-use software	—	(1.8)	(0.2)	—	(2.0)
Proceeds from sale of property, plant, and equipment	—	25.9	0.4	—	26.3
Net cash provided by (used in) investing activities	—	1.2	(5.0)	—	(3.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	0.6	(0.3)	(0.3)	—	—
Intercompany dividends	—	—	(114.0)	114.0	—
Proceeds from debt	—	358.6	—	—	358.6
Repayments of debt	—	(489.7)	—	—	(489.7)
Repurchase of common stock	(49.5)	—	—	—	(49.5)
Dividends paid	(10.3)	—	—	—	(10.3)
Other	(5.4)	(1.2)	—	—	(6.6)
Net cash used in financing activities	(64.6)	(132.6)	(114.3)	114.0	(197.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.2)	—	(4.2)
Net decrease in cash and cash equivalents	—	—	(95.9)	—	(95.9)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$93.4	$—	$93.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12.0)	$18.7	$21.4	$(0.1)	$28.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(11.2)	(4.0)	—	(15.2)
Payments for capitalized internal-use software	—	(1.9)	—	—	(1.9)
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Acquisitions, net of cash acquired	—	(39.7)	—	—	(39.7)
Other	—	—	0.3	—	0.3
Net cash used in investing activities	—	(57.6)	(3.7)	—	(61.3)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(116.8)	120.1	(3.3)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	196.6	3.5	—	351.6
Repayments of debt	—	(278.6)	(1.0)	—	(279.6)
Repurchase of common stock	(9.8)	—	—	—	(9.8)
Dividends paid	(9.6)	—	—	—	(9.6)
Other	(3.3)	—	—	—	(3.3)
Net cash provided by (used in) financing activities	12.0	38.1	(0.9)	0.1	49.3
Effect of exchange rate changes on cash and cash equivalents	—	—	4.6	—	4.6
Net increase (decrease) in cash and cash equivalents	—	(0.8)	21.4	—	20.6
Cash and cash equivalents at beginning of period	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of period	$—	$—	$132.1	$—	$132.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of June 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$93.4	$—	$93.4
Accounts receivable, net	—	196.8	93.6	—	290.4
Intercompany receivables	—	23.1	10.0	(33.1)	—
Inventories	—	148.4	72.7	—	221.1
Income tax receivable	43.7	1.0	—	(8.0)	36.7
Prepaid expenses and other current assets	4.9	20.2	11.7	—	36.8
Total current assets	48.6	389.5	281.4	(41.1)	678.4
Property, plant and equipment, net	—	206.8	86.7	—	293.5
Goodwill	—	261.0	73.2	—	334.2
Other intangible assets, net	—	253.2	58.4	—	311.6
Intercompany receivables	—	23.2	0.6	(23.8)	—
Investment in subsidiaries	1,297.9	372.2	—	(1,670.1)	—
Other assets	21.4	73.9	10.2	(4.0)	101.5
Total assets	$1,367.9	$1,579.8	$510.5	$(1,739.0)	$1,719.2
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	3.7	92.6	38.2	—	134.5
Intercompany payables	—	10.0	23.1	(33.1)	—
Accrued expenses	15.1	72.0	43.0	(8.0)	122.1
Total current liabilities	18.8	174.8	104.3	(41.1)	256.8
Long-term debt	444.8	43.0	—	—	487.8
Intercompany payables	23.5	—	0.3	(23.8)	—
Other liabilities	16.1	64.1	33.7	(4.0)	109.9
Total liabilities	503.2	281.9	138.3	(68.9)	854.5
Shareholders’ equity	864.7	1,297.9	372.2	(1,670.1)	864.7
Total liabilities and equity	$1,367.9	$1,579.8	$510.5	$(1,739.0)	$1,719.2

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$189.3	$—	$189.3
Accounts receivable, net	—	180.1	81.6	—	261.7
Intercompany receivables	—	24.0	6.7	(30.7)	—
Inventories	—	135.4	68.7	—	204.1
Income tax receivable	132.3	1.3	2.0	(22.4)	113.2
Prepaid expenses and other current assets	4.3	26.5	20.5	—	51.3
Total current assets	136.6	367.3	368.8	(53.1)	819.6
Property, plant and equipment, net	—	206.8	90.1	—	296.9
Goodwill	—	261.0	75.1	—	336.1
Other intangible assets, net	—	284.2	62.8	—	347.0
Intercompany receivables	—	22.9	—	(22.9)	—
Investment in subsidiaries	1,261.3	460.1	—	(1,721.4)	—
Other assets	12.8	59.3	14.4	—	86.5
Total assets	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	82.5	45.9	—	130.7
Intercompany payables	—	6.7	24.0	(30.7)	—
Accrued expenses	22.8	90.1	46.7	(22.4)	137.2
Total current liabilities	25.1	179.5	116.6	(53.1)	268.1
Long-term debt	444.2	174.1	—	—	618.3
Intercompany payables	22.9	—	—	(22.9)	—
Other liabilities	15.7	46.7	34.5	—	96.9
Total liabilities	507.9	400.3	151.1	(76.0)	983.3
Shareholders’ equity	902.8	1,261.3	460.1	(1,721.4)	902.8
Total liabilities and equity	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1

19.	Subsequent Event

On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pre-tax pension settlement charge of approximately $12.8 million will be recognized in the third quarter of 2018. This charge will be recorded in other (non-operating) expense on the Consolidated Statement of Operations.

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 53 primary manufacturing facilities located in 12 countries, including the United States.
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
In the second quarter of 2018, we decided to commence the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  Subsequent to the sale, we incurred severance expense of $1.2 million, net tangible asset write downs of $5.1 million, the write-off of customer relationship intangible assets associated with the business of $19.1 million, and other related costs of $0.4 million.  These transactions resulted in total net restructuring costs related to the exit of $4.1 million in the second quarter of 2018.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations aside from inventory-related costs of $2.5 million, which were reflected in costs of sales.  We expect the balance of the restructuring costs for the exit of approximately $3.5 million (primarily employee costs and other costs associated with executing the exit plan), to be incurred and paid during 2018.  The approximately $1.6 million of severance and other costs accrued at June 30, 2018 associated with this action will primarily be paid in the third quarter.

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

For the six months ended June 30, 2018, we recognized no net change to the loss provision. During this period we experienced $1.8 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the year offset by a $1.8 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the six months ended June 30, 2017, we recognized a decrease in the cumulative loss provision of $3.7 million, which included $5.3 million of favorability related to the strengthening of the Euro versus the U.S. Dollar and a $0.8 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indices adjustment, partially offset by a $2.4 million increase in total program costs. At June 30, 2018 and December 31, 2017, the cumulative program loss recognized was $13.0 million and $12.6 million, respectively.

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
Outlook

Four of our six divisions performed well in the second quarter, and all of our businesses generated year-over-year sales growth. Many of our core end markets continued to experience favorable market conditions in the quarter, including semiconductor, food & pharmaceutical, general industrial, metals & mining, and European oil & gas. Profitability was challenged by three primary items: first, continued softness in the industrial gas turbine market, which led to our decision to exit our facility servicing that market; second, challenges in our heavy-duty trucking brake products group, including booking a large warranty reserve; and third, the negative impact of currency adjustments on the EDF program resulting from the strengthening dollar and a significant first-half vs. second-half performance profile in Power Systems. We expect stronger second-half performance in Sealing Products and Power Systems and remain optimistic about our overall financial performance in the back half of the year.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. In addition, the rate can be magnified by pre-tax losses in high tax jurisdictions offset somewhat by pre-tax profits in low tax jurisdictions. Unusual or discrete tax events may cause our effective tax rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause this rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Based on these factors and the expected geographical mix of earnings, we anticipate our annual effective tax rate for 2018 will range between 35% and 40%, taking into account the significant discrete item recorded in the first quarter of 2018 related to an adjustment to our 2017 provisional estimate resulting from interpretive guidance recently issued by the IRS.

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

On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pre-tax pension settlement charge of approximately $12.8 million will be recognized in the third quarter of 2018. This charge will be recorded in other (non-operating) expense on the Consolidated Statement of Operations.

We estimate pension expense for the full year of 2018, excluding the above settlement charge, will be approximately $3.8 million, which would be $0.7 million less than in 2017. For the six months ended June 30, 2018, we contributed $20.0 million to our U.S. defined benefit pension plan. We do not expect to make any additional contributions for the remainder of the year.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Sales
Sealing Products	$255.7	$191.3	$487.6	$370.6
Engineered Products	85.4	75.7	171.3	150.8
Power Systems	53.7	41.6	105.8	84.0
	394.8	308.6	764.7	605.4
Intersegment sales	(1.2)	(1.0)	(2.3)	(2.0)
Net sales	$393.6	$307.6	$762.4	$603.4
Segment Profit (Loss)
Sealing Products	$19.3	$21.2	$43.0	$41.6
Engineered Products	12.1	8.3	26.5	17.8
Power Systems	(0.2)	6.3	3.8	12.6
Total segment profit	31.2	35.8	73.3	72.0
Corporate expenses	(8.5)	(7.1)	(17.2)	(14.6)
Interest expense, net	(7.1)	(16.1)	(14.9)	(30.9)
Other expense, net	(1.8)	(1.4)	(2.6)	(5.9)
Income before income taxes	$13.8	$11.2	$38.6	$20.6
The results of operations for the quarter and six months ended June 30, 2017 are prior to the reconsolidation of GST and OldCo, which was effective July 31, 2017. Third party sales of reconsolidated businesses were $50.7 million and $101.1 million, respectively for the quarter and six months ended June 30, 2018.
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017 with the exception of $4.0 million, $2.5 million, $4.4 million and $3.4 million respectively, of restructuring costs. Restructuring costs for the quarter and six months ended June 30, 2018 included the costs associated with the exit of our business in Oxford, Massachusetts discussed in the previous section. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017 also includes $0.3 million, $0.6 million, $1.1 million and $1.1 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2018 Compared to the Second Quarter of 2017
Sales of $393.6 million in the second quarter of 2018 increased 28.0% from $307.6 million in the second quarter of 2017. The following table summarizes the impact of acquisitions and foreign currency on sales by segment:

Sales	Percent Change Second Quarter 2018 vs. Second Quarter 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.7%	16.5%	2.2%	8.6%	28.0%
Sealing Products	1.1%	25.7%	1.4%	5.5%	33.7%
Engineered Products	—%	0.5%	5.4%	6.9%	12.8%
Power Systems	—%	3.2%	—%	25.9%	29.1%
Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for the second quarter of 2018 compared to the same period in 2017:

•	Acquisition of Qualiseal Technology in the second quarter of 2017 in the Sealing Products segment; and

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the second quarter of 2018 increased $1.4 million as compared to the same period in 2017 due to increased information technology services costs, increased medical claims and other employee-related costs, and a local withholding tax incurred for a large intercompany loan repayment from a foreign subsidiary.
Interest expense, net in the second quarter of 2018 decreased by $9.0 million as compared to the same period of 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.
Other expense, net in the second quarter of 2018 increased by $0.4 million as compared to the same period of 2017, due primarily to an environmental reserve increase during the quarter offset by the non-service cost component of pension expense being a credit for 2018 as opposed to a charge in the comparable prior year period.
The effective tax rates for the quarters ended June 30, 2018 and 2017 were 28.6% and 19.6%, respectively. The effective tax rate in the prior year quarter was lower because more of our forecasted earnings were taxable in lower tax jurisdictions outside the U.S.
Net income was $9.9 million, or $0.47 per share, in the second quarter of 2018 compared to net income of $9.0 million, or $0.41 per share, in the second quarter of 2017. Earnings per share are expressed on a diluted basis.
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $255.7 million in the second quarter of 2018 reflect a 33.7% increase compared to the $191.3 million reported in the same quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $49.1 million. Excluding these sales, the benefit of acquisitions ($2.1 million), and favorable foreign exchange translation ($2.8 million), sales were up 5.5% or $10.4 million due to strength in the semiconductor, aerospace, food & pharma, heavy-duty tractor and trailer builds, metals & mining, and nuclear markets. This positive momentum was partially offset by continued softness in industrial gas turbines.
Segment profit of $19.3 million in the second quarter of 2018 decreased 9.0% from $21.2 million reported in the second quarter of 2017. Operating margins for the segment decreased from 11.1% in the second quarter of 2017 to 7.5% in the second quarter of 2018. Segment profit from the reconsolidated GST businesses was $8.0 million. Excluding this impact, the year-over-year increase in restructuring costs ($4.3 million), the favorable year-over-year impact of acquisitions and acquisition-related costs ($0.5 million), and the favorable impact of foreign exchange translation ($0.4 million), segment profit was down $6.6 million or 27.8%. The positive impact of the above-mentioned sales increase ($5.9 million) was more than offset by unusual warranty charges ($4.4 million) associated with two products sold by our heavy-duty trucking business, by increased material procurement costs due to commodity cost increases that were primarily tariff-related ($1.5 million) in our heavy-duty trucking business, and by unfavorable product mix ($3.5 million), and increased manufacturing costs ($1.1 million). Slightly more than half of the warranty impact relates to a friction material quality problem caused by a past supplier.
Engineered Products. Sales in the second quarter of 2018 increased 12.8% to $85.4 million from $75.7 million reported in the second quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $0.3 million. Excluding these sales and the impact of favorable foreign exchange translation ($4.1 million), sales were up 6.9% or $5.3 million primarily due to volume gains in the general industrial, oil & gas, and European automotive markets, while sales in North American automotive and aerospace were down versus the prior year.
Segment profit in the second quarter of 2018 was $12.1 million compared to $8.3 million in the second quarter of 2017, an increase of $3.8 million, or 45.8%. Operating margins for the segment were 14.2%, which was up from the 11.0% reported in the second quarter of 2017. Segment profit from the reconsolidated GST businesses was $0.2 million. Excluding this impact, the favorable impact of current quarter foreign exchange translation ($0.8 million), and the favorable year-over-year impact of restructuring costs ($0.5 million) segment profit increased $2.2 million, or 24.2%, due mainly to the aforementioned sales increase. The impact of the sales increase was partially offset by increased manufacturing costs.
Power Systems. Sales of $53.7 million in the second quarter of 2018 increased $12.1 million, or 29.1%, from $41.6 million in the second quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $1.3 million. Excluding these sales, sales increased $10.8 million, or 25.9%. This sales increase was driven by increased aftermarket parts and services revenues ($6.6 million) and by increase in engine revenues ($4.2 million).
The segment reported a loss of $0.2 million in the second quarter of 2018 compared to a profit of $6.3 million in the second quarter of 2017. Segment profit from the reconsolidated GST businesses was $0.3 million. In the quarter ended June 30, 2018, a $3.2 million increase in the loss reserve on the EDF contract was recognized compared to a $3.3 million decrease to the total contract loss in the corresponding prior year period. This negative year over year impact was partially offset by the impact of the increased sales. The increase in the total EDF contract loss for the second quarter of 2018 included $3.5 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the quarter offset by a $0.3 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the quarter ended June 30, 2017, the decrease in the total contract loss reserve included $3.8 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and a $0.1 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indicies adjustment, partially offset by a $0.6 million increase in estimated total program costs.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Sales of $762.4 million in the first six months of 2018 increased 26.4% from $603.4 million in the first six months of 2017. The following table summarizes the impact of acquisitions and divestitures, including the reconsolidation of GST and OldCo, and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.9%	16.8%	2.9%	5.8%	26.4%
Sealing Products	1.4%	26.3%	1.9%	2.0%	31.6%
Engineered Products	—%	0.5%	7.4%	5.7%	13.6%
Power Systems	—%	3.3%	—%	22.7%	26.0%
Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for the first six months of 2018 compared to the same period in 2017:

•	Acquisition of Qualiseal Technology in the second quarter of 2017 in the Sealing Products segment; and

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment
See below for additional discussion on segment sales and segment profits.
Corporate expenses for the first six months of 2018 increased $2.6 million as compared to the same period in 2017. The increase was driven primarily by increased personnel costs during the current year ($1.4 million) associated with higher projected attainment under our long-term incentive program, current year merit compensation increases, and slightly increased corporate headcount, and increased information technology and other professional services costs offset partially by decreased share-based compensation costs for awards recognized at fair value due to the year-to-date decrease in our common stock share price.

Interest expense, net in the first six months of 2018 decreased by $16.0 million as compared to the same period of 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.
Other expense, net in the first six months of 2018 decreased by $3.3 million as compared to the same period of 2017, due mainly to a $3.3 million increase in our reserve for environmental investigation and remediation costs in the first half of 2017 compared with a $0.7 million increase in the first half of 2018 along with a $1.6 million favorable year-over-year change in the components of pension and other postretirement benefits expense other than service cost. These effects were offset partially by a loss on disposal of equipment in 2018, along with the prior year effect of net intercompany management and royalty income with GST prior to its reconsolidation.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 41.8% and 25.2%, respectively. The effective tax rate for the six months ended June 30, 2018 was higher than the federal statutory rate primarily due to the recognition of new provisions of the Tax Act that became effective on January 1, 2018, a significant discrete tax charge to true-up the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS, partially offset by the reduction in the federal statutory rate. The effective tax rate for the six months ended June 30, 2017 was lower than the federal statutory rate primarily due to the portion of our profits earned within the U.S. versus lower rates in foreign jurisdictions.

Net income was $22.5 million, or $1.05 per share, in the first six months of 2018 compared to net income of $15.4 million, or $0.71 per share, in the same period of 2017.
Following is a discussion of operating results for each segment during the first six months of 2018:
Sealing Products. Sales of $487.6 million in the first six months of 2018 reflect a 31.6% increase compared to the $370.6 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $97.6 million. Excluding these sales, the benefit of acquisitions ($5.2 million) and favorable foreign exchange translation ($6.6 million), sales were up 2.0% or $7.5 million. We experienced continued strength in the semiconductor, aerospace, food and pharma, heavy-duty tractor and trailer builds, and metals & mining markets. This positive momentum was partially offset by continued softness in industrial gas turbines.
Segment profit of $43.0 million in the first six months of 2018 increased 3.4% from $41.6 million reported in the same period of 2017. Operating margins for the segment decreased from 11.2% in the first six months of 2017 to 8.8% in the first six months of 2018. Segment profit from the reconsolidated GST businesses was $15.5 million. Excluding this impact, a year-over-year increase in restructuring costs ($4.0 million), the favorable year-over-year impact of acquisitions and acquisition-related costs ($0.5 million), and favorable foreign exchange translation ($1.0 million), segment profit decreased $11.6 million, or 26.2% compared to the prior year. Segment profit was negatively impacted by unfavorable mix impact ($4.8 million) driven mainly by a lower mix of aftermarket sales to total sales in the heavy-duty trucking market, by increased manufacturing costs ($2.8 million), and by increased material procurement costs due to higher metals prices ($3.1 million) in our heavy-duty trucking business. Segment profit was also impacted by unusual warranty charges ($4.9 million) associated with two products sold by our heavy-duty trucking business. These impacts were partially offset by the impact of increased sales volume.
Engineered Products. Sales in the first six months of 2018 increased 13.6% to $171.3 million from $150.8 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $0.8 million. Excluding these sales and the impact of favorable foreign exchange translation ($11.1 million), sales were up 5.7% or $8.6 million primarily due to strength in the general industrial and European oil and gas markets, while sales in North American automotive and aerospace were relatively flat versus the prior year.
Segment profit in the first six months of 2018 was $26.5 million compared to $17.8 million in the same period of 2017, an increase of $8.7 million, or 48.9%. Operating margins for the segment were 15.5%, which was up from the 11.8% reported in the first six months of 2017. Segment profit from the reconsolidated GST businesses was $0.2 million. Excluding this impact, the impact of favorable foreign exchange translation ($2.5 million), and decreased restructuring costs ($0.7 million), segment profit increased $5.1 million, or 26.5%, driven mainly by the aforementioned sales volume increase.
Power Systems. Sales of $105.8 million in the first six months of 2018 increased $21.8 million, or 26.0%, from $84.0 million in the same period of 2017. The increase includes sales to third parties from the reconsolidated GST businesses of $2.7 million. The increase was driven by increased engine revenues ($14.1 million) and by increased aftermarket parts and services revenues ($4.8 million).
The segment reported a profit of $3.8 million in the first six months of 2018 compared to $12.6 million in the first six months of 2017, a decrease of 69.8%. Operating margins for the segment were 3.6% in the first six months of 2018. Segment profit from the reconsolidated GST businesses was $0.7 million. Segment profit was impacted by a higher proportion of lower margin engine revenue, including a $3.6 million increase in zero margin revenue on the EDF contract over the prior year, versus higher margin aftermarket revenue, along with increased sales, marketing, and research and development costs ($2.2 million). Additionally, in the six months ended June 30, 2018, no net change in the loss reserve on the EDF contract was recognized compared to a $3.7 million decrease to the total contract loss in the corresponding prior year period. The first six months of 2018 included $1.8 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the six-month period offset by a $1.8 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the six months ended June 30, 2017, the decrease included $5.3 million of favorability related to the strengthening of the Euro versus the U.S. Dollar during the quarter and a $0.8 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indicies adjustment, partially offset by a $2.4 million increase in estimated total program costs.
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
As of June 30, 2018, we held all of our $93.4 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. While our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations and, as of June 30, 2018, we had current income tax receivables aggregating $36.7 million due primarily to the carryback of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years, the passage of the Tax Act has served as an incentive to repatriate accumulated foreign earnings, despite the foreign taxes that may result from such distributions.
As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, accumulated earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. During the six months ended June 30, 2018, we repatriated $114.0 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.

In February 2017, we received a private letter ruling from the Internal Revenue Service, in satisfaction of a condition of the Joint Plan, that the Trust established under the Joint Plan would be recognized as a “qualified settlement fund” under section 468B of the Internal Revenue Code and any related regulations, and that amounts contributed to the Trust as contemplated by the Joint Plan would be deductible for federal income tax purposes in the year in which the contribution is made. Based on this ruling and section 162(a), we deducted the total Trust funding of $495.8 million on our 2017 federal income tax return.

The net operating loss (“NOL”) resulting from the 2017 deduction was carried back to offset taxable income reported in the preceding ten years. Our initial carryback claim was filed in May 2018 and yielded a federal refund of $95.8 million in June 2018. We are in the process of completing our final carryback claim, which is expected to yield an additional federal refund of $31.7 million by the end of 2018 (subject to potential delay in the event of an IRS audit). This carryback claim also frees up an estimated $30.8 million in foreign tax credits, approximately $19 million of which will be utilized to offset the transition tax and 2018 federal tax liability. The balance of the foreign tax credits will be utilized to reduce taxes in future periods and is expected to be fully utilized by December 2020.
Cash Flows
Operating activities provided $109.6 million of cash in the first six months of 2018 compared to $28.0 million in the same period last year. The increase was due primarily to a year to date net refund for income taxes due to refunds received as discussed above and lower cash payments for interest mainly as a result of the resolution of notes payable to GST by the reconsolidation of the business in the third quarter of 2017, offset in part by increased pension contributions in 2018.
Investing activities used $3.8 million and $61.3 million of cash during the first six months of 2018 and 2017, respectively, with increased capital expenditures ($12.9 million) in 2018 offset by cash received for sales of fixed assets of $26.3 million, primarily from the sale of land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment. Additionally, the comparable prior year period included cash paid to acquire Qualiseal of $39.7 million and the $4.8 million impact of the deconsolidation of OldCo in the first quarter of 2017.
Financing activities used $197.5 million in cash in the first six months of 2018, primarily from $49.5 million in cash used to repurchase shares, $131.1 million in net repayments on our revolving credit facility, and $10.3 million in dividends paid. Funding for this activity was mainly derived from the previously discussed tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries. Financing activities in the first six months of 2017 provided cash of $49.3 million, primarily from $149.2 million in net proceeds from the offering of the Additional Notes, offset by $82.0 million in net repayments on our revolving credit facility, $9.8 million in cash used to repurchase shares, and $9.6 million in dividends paid.
Capital Resources
Senior Secured Revolving Credit Facility. On June 28, 2018, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer.  The Amended Credit Agreement provides for a five-year, senior secured revolving credit facility of $350.0 million (the “Revolving Credit Facility”). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.

Borrowing availability under the Revolving Credit Facility is not limited by reference to a borrowing base.  Initially, borrowings under the Revolving Credit Facility bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although the interest rates under the Revolving Credit Facility are subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee of 0.20% accrues with respect to the unused amount of the Revolving Credit Facility.

The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  The Company has the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of the Company’s domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of the Company’s existing domestic, consolidated subsidiaries has entered into the Amended Credit Agreement to provide such a guarantee.

Borrowings under the Revolving Credit Facility are secured by a first priority pledge of the following assets:

•	100% of the capital stock of each domestic, consolidated subsidiary of the Company;

•	65% of the capital stock of any first tier foreign subsidiary of the Company and its domestic, consolidated subsidiaries; and

•
substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, certain owned real estate and related fixtures, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash) of the Company and its domestic, consolidated subsidiaries

The Amended Credit Agreement contains certain financial covenants and required financial ratios, including:

•
a maximum consolidated total net leverage ratio of not more than 4.0 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $100 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries), which ratio may be increased at the borrowers’ option to not more than 4.25 to 1.0 for the four-quarter period following a significant acquisition; and

•	a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
The Amended Credit Agreement contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:

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

We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2018.
The borrowing availability at June 30, 2018, under the Revolving Credit Facility was $291.4 million, representing the full $300 million amount of the Revolving Credit Facility less $16.1 million reserved for outstanding letters of credit and $42.5 million of outstanding borrowings.
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
The indenture governing the senior notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and purchasing our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.
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
Share Repurchase Program. In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2018, we repurchased 0.7 million shares for $49.9 million. Total cash paid during the period for share repurchases was $49.5 million. The remaining amount of authorized purchases in the program at June 30, 2018 was $0.1 million. We repurchased the remaining authorized amount in July 2018 to complete the repurchase plan. Upon completion of this share repurchase program, the exceptions and qualifications permitting share repurchases under the indenture governing the senior notes and the Additional Notes have been substantially exhausted.  Accordingly, during the remaining term of the senior notes, any further repurchase of shares of our common stock will be restricted.
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
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2017, for a discussion of our other critical accounting policies and estimates.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In a proposed pre-trial order, Occidental Chemical Corporation has proposed that any alternative dispute resolution process, including mediation, shall begin no later than September 16, 2019.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
As of June 30, 2018 and December 31, 2017, we had accrued liabilities aggregating $25.3 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of June 30, 2018 is $3.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and developing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at June 30, 2018 is $2.6 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation, our former corporate parent, in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the existing MDEQ orders described above. In addition, it is our understanding that area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have engaged or may engage legal counsel to separately evaluate possible legal action relating to potential vapor intrusion and groundwater contamination. We have been further advised that certain of these parties intend to file legal action based on these claims. Based upon limited information regarding any further remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss for remediation costs.

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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Balance at beginning of year	$5.3	$5.0
Net charges to expense	5.8	0.8
Settlements made	(2.3)	(1.3)
Balance at end of period	$8.8	$4.5
Approximately $4.9 million of the charges to expense in the current year pertain to unusual warranty expense associated with two products sold by our heavy-duty trucking business. These charges relate to specific performance issues identified with these products, and the amount of the charges is based on estimates and assumptions with respect to the frequency of incidence of these performance issues during the relevant warranty periods, the cost of replacement or repair and other matters.  Adjustments to the estimated warranty expense related to these products may be required as actual claims are incurred or otherwise as experience necessitates.
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 35% to BorgWarner and 65% to GGB France. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the second half of 2018.
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
As of June 30, 2018, approximately $32.1 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $15.0 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $17.1 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $17.1 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $32.1 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the Trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2018 – $4.6 million
2019 – $5.8 million
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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $32.1 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.9 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively.

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2018	200,391		$77.52	(1)	200,391	(1)	$17,483,945	(1)
May 1 - May 31, 2018	192,874		$72.15	(1)	192,874	(1)	$3,568,085	(1)
June 1 – June 30, 2018	48,658	(1) (2)	$72.63	(1) (2)	48,020	(1)	$78,004	(1)
Total	441,923	(1) (2)	$74.64	(1) (2)	441,285	(1)	$78,004	(1)

(1)
On October 25, 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 30, 2017. Pursuant to this authorization, we purchased 200,391 shares at an average purchase price of $77.52 per share during April 2018, 192,874 shares at an average purchase price of $72.15 per share during May 2018 and 48,020 shares at an average purchase price of $72.66 per share during June 2018 (with $78,004 remaining authority at quarter end).

(2)
In June 2018, a total of 638 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 66 were valued at a price of $73.21, the closing trading price of our common stock on June 20, 2018, and 572 of these shares were valued at a price of $69.95 per share, the closing trading price of our common stock on June 30, 2018. Accordingly, the total 638 shares were valued at a weighted average price of $70.29. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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
Amended and Restated Credit Agreement dated as of June 28, 2018 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2018 by EnPro Industries, Inc. (File No. 001-31225))

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of August, 2018.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller