Form 10-Q
period 2018-09-30
ENPRO INDUSTRIES, INC
filed 2018-11-01
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018, there were 20,739,323 shares of common stock of the registrant outstanding, which does not include 189,514 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2018 and 2017
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$388.2	$343.7	$1,150.6	$947.1
Cost of sales	264.1	228.6	785.6	625.7
Gross profit	124.1	115.1	365.0	321.4
Operating expenses:
Selling, general and administrative	78.9	85.8	260.4	232.5
Other	1.0	11.0	6.3	15.4
Total operating expenses	79.9	96.8	266.7	247.9
Operating income	44.2	18.3	98.3	73.5
Interest expense	(6.1)	(11.2)	(21.6)	(42.2)
Interest income	0.2	0.9	0.8	1.0
Gain on reconsolidation of GST and OldCo	—	534.4	—	534.4
Other expense	(13.8)	(1.7)	(14.4)	(5.4)
Income before income taxes	24.5	540.7	63.1	561.3
Income tax expense	(0.3)	(50.5)	(16.4)	(55.7)
Net income	$24.2	$490.2	$46.7	$505.6
Comprehensive income	$36.0	$494.9	$58.4	$525.7

Basic earnings per share	$1.17	$22.98	$2.22	$23.68
Diluted earnings per share	$1.16	$22.49	$2.20	$23.32
Cash dividends per share	$0.24	$0.22	$0.72	$0.66

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2018 and 2017
(in millions)

	2018	2017
OPERATING ACTIVITIES
Net income	$46.7	$505.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.3	23.5
Amortization	26.3	21.8
Gain on reconsolidation of GST and OldCo	—	(534.4)
Deferred income taxes	(4.4)	42.6
Stock-based compensation	4.8	5.2
Other non-cash adjustments	14.3	13.4
Change in assets and liabilities, net of effects of acquisitions, deconsolidation, and reconsolidation of businesses:
Asbestos liabilities	(0.6)	(16.7)
Asbestos insurance receivables	16.8	26.6
Accounts receivable, net	(31.3)	(22.8)
Inventories	(31.7)	0.6
Accounts payable	6.6	5.1
Other current assets and liabilities	97.1	0.5
Other non-current assets and liabilities	(14.5)	(6.6)
Net cash provided by operating activities	158.4	64.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.7)	(23.6)
Payments for capitalized internal-use software	(2.0)	(2.6)
Acquisitions, net of cash acquired	—	(39.5)
Reconsolidation of GST and OldCo	—	41.1
Deconsolidation of OldCo	—	(4.8)
Capital contribution to OldCo	—	(45.2)
Receipts from settlements of derivative contracts	9.3	—
Proceeds from sale of property, plant, and equipment	26.6	0.4
Net cash used in investing activities	(11.8)	(74.2)
FINANCING ACTIVITIES
Proceeds from debt	454.9	503.0
Repayments of debt	(594.4)	(409.3)
Repurchase of common stock	(50.0)	(11.5)
Dividends paid	(15.3)	(14.3)
Other	(6.7)	(2.5)
Net cash provided by (used in) financing activities	(211.5)	65.4
Effect of exchange rate changes on cash and cash equivalents	(4.5)	9.0
Net increase (decrease) in cash and cash equivalents	(69.4)	64.6
Cash and cash equivalents at beginning of period	189.3	111.5
Cash and cash equivalents at end of period	$119.9	$176.1
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$28.1	$44.8
Income taxes, net	$(81.7)	$8.9
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$5.0	$4.9
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$119.9	$189.3
Accounts receivable, net	290.1	261.7
Inventories	231.8	204.1
Income tax receivable	36.4	113.2
Prepaid expenses and other current assets	33.4	51.3
Total current assets	711.6	819.6
Property, plant and equipment, net	301.1	296.9
Goodwill	336.0	336.1
Other intangible assets, net	306.1	347.0
Other assets	85.2	86.5
Total assets	$1,740.0	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	0.3	0.2
Accounts payable	133.9	130.7
Accrued expenses	125.4	137.2
Total current liabilities	259.6	268.1
Long-term debt	480.0	618.3
Other liabilities	103.6	96.9
Total liabilities	843.2	983.3
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,928,822 shares in 2018 and 21,517,554 shares in 2017	0.2	0.2
Additional paid-in capital	299.1	347.9
Retained earnings	635.5	604.4
Accumulated other comprehensive loss	(36.7)	(48.4)
Common stock held in treasury, at cost – 190,127 shares in 2018 and 191,838 shares in 2017	(1.3)	(1.3)
Total shareholders’ equity	896.8	902.8
Total liabilities and equity	$1,740.0	$1,886.1

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
During the pendency of the GST Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date. GST was reconsolidated upon the effective date of the consummation of a joint plan of reorganization confirmed in the GST Chapter 11 Case, which effective date was 12:01 a.m. on July 31, 2017. Accordingly, the results of operations and cash flows from GST are included in the Statement of Operations and Statement of Cash flows for the quarter and nine months ended September 30, 2017 only from and after July 31, 2017. Please see Note 17, "Commitments and Contingencies — Asbestos Insurance Matters" for a further description of the GST Chapter 11 Case and the joint plan of reorganization.
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
As a result of the adoption of this standard, the impact to our Consolidated Statement of Operations for the nine months ended September 30, 2018 and our Consolidated Balance Sheet as of September 30, 2018 in comparison to application of the guidance in effect prior to 2018 was as follows:

(in millions)	Increase (Decrease)
Net sales	$1.3
Cost of sales	$0.8
Accounts receivable	$1.3
Inventories	$(0.8)

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
Also in the first quarter of 2018, we adopted a standard that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For the quarter and nine months ended September 30, 2018, the application of this guidance resulted in non-operating expense of approximately $0.3 million and non-operating income of approximately $0.8 million, respectively, recorded in other (non-operating) expense on the Consolidated Statement of Operations related to the components of net benefit cost other than service cost. For the quarter and nine months ended September 30, 2017, we recast our Consolidated Statement of Operations to reflect the retrospective application of this guidance, which resulted in a increase in operating expenses of approximately $0.2 million and a decrease in operating expenses of $0.3 million, respectively, with corresponding changes in other (non-operating) expense. Further information on pension and other postretirement benefits expense for the periods covered by this report can be found in Note 11, "Pensions and Postretirement Benefits."
In the first quarter of 2018 we elected to early adopt a standard that was issued in 2017 to introduce targeted improvements to accounting for hedging activities. Among the changes the standard introduced were the elimination of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, and the permission of entities to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. Under the standard’s amortization approach, an entity recognizes the initial value of the component that was excluded from the assessment of hedge effectiveness as an adjustment to earnings over the life of the hedging instrument by using a systematic and rational method. Please see Note 14, "Derivatives and Hedging," for further description of our hedging arrangements.

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

Our Power Systems segment engages in long-term contracts with various customers to design and manufacture heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services. Additionally, the segment has certain longer term service contracts that typically involve engine repair, maintenance, and testing services. Certain engine contracts provide for multiple deliverables to be provided to the customer, such as multiple engines. We determine whether such deliverables are distinct and separate performance obligations within a contract by evaluating the relationship between the deliverables to the customer. If the deliverables are highly integrated by us into a combined output or are highly interdependent or interrelated, they are accounted for as a single performance obligation.
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
Recently Issued Authoritative Accounting Guidance

In August 2018, a standard was issued to simplify disclosure requirements related to defined benefit plans. This narrow-scoped guidance removed several disclosures that are no longer considered cost beneficial, clarified the specific requirements of certain disclosures and added new disclosure requirements identified as relevant. The amendments in this guidance are effective for fiscal years ending after December 15, 2020, and are to be applied on a retrospective basis to all periods presented.  Early adoption is permitted. We are currently evaluating the impact of this standard.

In August 2018, a standard was issued to reduce the accounting complexity of implementing a cloud computing service arrangement. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments do not affect the accounting for the service element of a hosting arrangement that is a service contract.  The amendments in this guidance are effective for fiscal years ending after December 15, 2019 and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of this standard and the time line for adoption.
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

In February 2016, a standard was issued to establish principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard will require lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and the statement of cash flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the new standard effective January 1, 2019 using the allowable option to apply the transition provisions of the new guidance at its adoption date instead of at the earliest comparative period presented in our financial statements. This will require us to disclose lease information relating to earlier periods using the currently existing guidance.

We have evaluated the impact of applying practical expedients, and upon adoption we plan to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. We will adopt new accounting policies to not separate lease and non-lease components, not recognize an asset for leases with a term of twelve months or less, and we will apply a portfolio approach in determining discount rates.

Upon adoption of this standard, we expect to recognize a right-of-use asset and a lease liability for substantially all operating lease arrangements. While we do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, we believe the Consolidated Balance Sheet will be materially impacted by the addition of leases currently accounted for as operating leases.

At December 31, 2017, future minimum lease payments under non-cancelable operating leases were $49.4 million, of which $37.1 million related to 2019 and subsequent years. Additionally, we are currently in the process of reviewing existing lease portfolios, including certain service contracts for embedded leases. The Consolidated Balance Sheet impact at January 1,

2019 will depend on the magnitude of our population of operating lease commitments at the time of adoption, which could change significantly from our current commitments due to factors including future lease versus buy decisions, acquisitions, and dispositions.

2.	Revenue from Contracts with Customers
See Note 1, "Significant Accounting Policy Update" for information regarding long-term engine and service contracts.

Additional information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$416.9	$350.3
Cumulative billings on uncompleted contracts	364.6	304.2
	$52.3	$46.1
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2018	December 31, 2017
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$58.8	$51.8
Accrued expenses (billings in excess of revenue recognized)	(6.5)	(5.7)
	$52.3	$46.1
The changes in our contract deferred revenue (billings in excess of revenue recognized) for the nine months ended September 30, 2018 are as follows:

2018
Balance at beginning of period	$5.7
Additional billings in excess of revenue recognized	17.4
Revenue recognized	(16.4)
Balance at end of period	$6.7

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At September 30, 2018 and December 31, 2017, deposits and progress payments for long-lead-time components totaled $1.2 million and $2.7 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of September 30, 2018 and December 31, 2017.
As of September 30, 2018, the aggregate amount of transaction price of remaining performance obligations, or backlog, for the full company was $413.5 million. Approximately 89% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond September 30, 2019 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

3.	Restructuring and Disposal of Assets
In the second quarter of 2018, we decided to commence the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  Through September 30, 2018, we have incurred severance expenses of $3.7 million, net tangible asset write downs of $2.9 million and the write-off of customer relationship intangible assets associated with the business of $19.1 million.  These transactions resulted in total net restructuring costs related to the exit of $4.0 million.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations aside from inventory-related costs of $2.0 million, which were reflected in costs of sales.  We have incurred substantially all expected costs related to the exit and disposal of the assets as of September 30, 2018.

4.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the current geographical mix of earnings and the reduced corporate income tax rate in the U.S. effective in 2018, where a significant portion of our income is taxed, our global annual effective tax rate generally approximates the blended domestic statutory rate and fluctuates based on the portion of our profits earned in each jurisdiction.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions impacting the Company including the reduction of the U.S. federal statutory income tax rate from 35.0% to 21.0%, the transition to a territorial tax system, a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, a minimum tax on certain non-U.S. earnings, bonus depreciation, and other applicable provisions. In the fourth quarter of 2017, the period of enactment, we recognized a provisional estimate for the impact of these tax law changes in our income tax provision.

In December 2017, the U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. In these instances, the SEC's guidance allows companies to record provisional estimates of the impact during a measurement period not to extend beyond one year of the enactment date. The SEC’s guidance also provides that companies should reflect adjustments to the provisional estimates in the event that additional information is obtained, prepared, or analyzed during the measurement period, provided that the additional information, if known, would affect the initially reported provisional estimates.

In the three and nine months ended September 30, 2018, we recorded an adjustment to our provisional estimate based on further analysis of available information. Because of the complexities of the Tax Act, we continue to analyze the effects and anticipate a final determination of the impact by the end of the prescribed measurement period. We expect to file the Company’s 2017 U.S. income tax returns during the fourth quarter of 2018. Any changes that may result from the filing of these returns and our further analysis will be incorporated in the final determination of the impact to be recorded in the fourth quarter of 2018, which may adjust the provisional estimates recorded through September 30, 2018.

The effective tax rates for the quarters ended September 30, 2018 and 2017 were 1.2% and 9.3%, respectively. The effective tax rate for the quarter ended September 30, 2018 includes the favorable impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and the favorable impact of discrete items occurring in the quarter resulting from a refinement of the provisional estimate of our transition tax, and the tax benefit associated with the pension annuitization. The effective tax rate for the three months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to the significant non-taxable gain associated with the reconsolidation of GST and OldCo entities in that quarter.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 26.0% and 9.9%, respectively. The effective tax rate for the nine months ended September 30, 2018 includes the favorable impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and the favorable net impact of discrete items occurring in the nine months ended September 30, 2018 resulting from a refinement of the provisional estimate of our transition tax, the tax benefit associated with the pension annuitization, and the tax charge associated with the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to the significant non-taxable gain associated with the reconsolidation of GST and OldCo entities.

As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, accumulated earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. During the nine months ended September 30, 2018, we repatriated approximately $114.0 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.

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

5.	Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$24.2	$490.2	$46.7	$505.6
Denominator:
Weighted-average shares – basic	20.7	21.3	21.0	21.4
Share-based awards	0.2	0.5	0.2	0.3
Weighted-average shares – diluted	20.9	21.8	21.2	21.7
Earnings per share:
Basic	$1.17	$22.98	$2.22	$23.68
Diluted	$1.16	$22.49	$2.20	$23.32

6.	Inventories

	September 30, 2018	December 31, 2017
	(in millions)
Finished products	$136.9	$121.4
Work in process	39.0	33.0
Raw materials and supplies	67.1	59.2
	243.0	213.6
Reserve to reduce certain inventories to LIFO basis	(11.2)	(10.2)
Manufacturing inventories	231.8	203.4
Incurred costs relating to long-term contracts	—	0.7
Total inventories	$231.8	$204.1
Incurred costs related to long-term contracts in the table above represent inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where costs incurred exceeded customer billings.
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

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2018, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2017	$313.2	$10.9	$12.0	$336.1
Change due to foreign currency translation	0.1	(0.1)	(0.1)	(0.1)
Goodwill as of September 30, 2018	$313.3	$10.8	$11.9	$336.0

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of September 30, 2018 and December 31, 2017.
Identifiable intangible assets are as follows:

	As of September 30, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$286.7	$146.8	$311.2	$138.0
Existing technology	113.0	43.3	113.0	37.5
Trademarks	35.6	23.0	35.8	22.3
Other	28.4	23.7	28.7	23.2
	463.7	236.8	488.7	221.0
Indefinite-Lived:
Trademarks	79.2	—	79.3	—
Total	$542.9	$236.8	$568.0	$221.0
Amortization expense for the quarters ended September 30, 2018 and 2017 was $7.0 million and $6.9 million, respectively. Amortization for the nine months ended September 30, 2018 and 2017 was $21.9 million and $17.1 million, respectively.

8.	Accrued Expenses

	September 30, 2018	December 31, 2017
	(in millions)
Salaries, wages and employee benefits	$52.6	$63.7
Interest	1.7	8.6
Customer advances	8.2	7.1
Environmental	7.4	9.2
Income and other taxes	19.2	14.3
Other	36.3	34.3
	$125.4	$137.2

9.	Related Party Transactions
GST was an unconsolidated related party until reconsolidation effective July 31, 2017. Amounts included in our consolidated financial statements arising from transactions with GST during the periods in which it was not consolidated in our results include the following:

	Consolidated Statements of Operations Caption
Description		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Sales to GST	Net sales	$2.5	$20.8
Purchases from GST	Cost of sales	$1.4	$12.2
Interest expense to GST	Interest expense	$3.0	$20.6

10.	Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Revolving Credit Facility as of September 30, 2018.
The borrowing availability under our Revolving Credit Facility at September 30, 2018 was $299.9 million after giving consideration to $16.0 million of outstanding letters of credit and $34.1 million of outstanding revolver borrowings.
Senior Notes
In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million.
The Senior Notes were unsecured, unsubordinated obligations of EnPro and were scheduled to mature on September 15, 2022. Interest on the Senior Notes accrued at a rate of 5.875% per annum and was payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 6.00%.
In March 2017, we completed an add-on offering of $150 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contained the same provisions as the Senior Notes. The debt premium was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 5.66%.

We redeemed the Senior Notes and the Additional Notes on October 31, 2018. See further discussion of this in Note 19, "Subsequent Events".

11.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2018 and 2017, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost	$1.2	$1.2	$—	$—	$3.7	$3.3	$0.1	$0.1
Interest cost	2.9	3.3	—	—	9.7	9.3	0.1	0.1
Expected return on plan assets	(4.2)	(5.2)	—	—	(14.9)	(14.3)	—	—
Amortization of prior service cost	—	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Amortization of net loss	1.1	1.8	—	—	4.0	5.4	—	—
Deconsolidation of GST	—	—	—	—	—	(0.3)	—	—
Settlement	12.8	—	—	—	12.8	—	—	—
Net periodic benefit cost	$13.8	$1.2	$0.1	$0.1	$15.4	$3.5	$0.3	$0.3
For the nine months ended September 30, 2018, we contributed $20.0 million to our U.S. defined benefit pension plans. We do not expect to make any additional contributions for the remainder of the year. Contributions of $8.8 million were made in the nine months ended September 30, 2017.
On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pre-tax pension settlement charge of $12.8 million was recognized in the third quarter of 2018. This charge was recorded in other (non-operating) expense on the Consolidated Statements of Operations.

12.	Shareholders' Equity
We have adopted a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $15.3 million were made during the nine months ended September 30, 2018.
In October 2018, our board of directors declared a dividend of $0.24 per share, payable on December 19, 2018 to all shareholders of record as of December 5, 2018.
In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2018, we repurchased 0.7 million shares for $50.0 million. Upon completion of this share repurchase program, the exceptions and qualifications permitting share repurchases under the indenture governing the Senior Notes and the Additional Notes were substantially exhausted.
As described in Note 19, "Subsequent Events" we replaced the Senior Notes and Additional Notes with $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes"). Under the indenture governing the New Notes, we are permitted to repurchase up to $100.0 million of our outstanding common shares as of the closing date of October 17, 2018, plus additional amounts based upon our leverage ratio (as defined in the indenture) and net income subsequent to the closing. On October 31, 2018, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program will expire in October 2020.

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
Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services.

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
Segment operating results and other financial data for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Sales
Sealing Products	$249.6	$213.7	$737.2	$584.3
Engineered Products	78.1	75.5	249.4	226.3
Power Systems	61.4	55.4	167.2	139.4
	389.1	344.6	1,153.8	950.0
Intersegment sales	(0.9)	(0.9)	(3.2)	(2.9)
Net sales	$388.2	$343.7	$1,150.6	$947.1
Segment Profit
Sealing Products	$35.9	$23.1	$78.9	$64.7
Engineered Products	8.4	7.8	34.9	25.6
Power Systems	8.7	8.3	12.5	20.9
Total segment profit	53.0	39.2	126.3	111.2
Corporate expenses	(7.6)	(9.6)	(24.8)	(24.2)
Gain on reconsolidation of GST and OldCo	—	534.4	—	534.4
Interest expense, net	(5.9)	(10.3)	(20.8)	(41.2)
Other expense, net	(15.0)	(13.0)	(17.6)	(18.9)
Income before income taxes	$24.5	$540.7	$63.1	$561.3
Note that segment profit, corporate expenses and other expense, net for the quarters and nine months ended September 30, 2017 were recast to reflect the retrospective application of a standard adopted in the first quarter of 2018 that affects the classification of the components of pension and other postretirement benefits expense other than service cost. See Note 1, "Basis of Presentation" for further information on this standard.

Segment assets are as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Sealing Products	$1,047.9	$1,078.0
Engineered Products	226.3	229.2
Power Systems	243.7	210.8
Corporate	222.1	368.1
	$1,740.0	$1,886.1

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the quarter ended September 30, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$14.3	$2.2	$—	$16.5
Automotive	1.3	20.7	—	22.0
Chemical and material processing	15.4	12.3	—	27.7
Food and pharmaceutical	9.5	0.2	—	9.7
General industrial	30.4	24.9	—	55.3
Medium-duty/heavy-duty truck	107.6	0.5	—	108.1
Navy and marine	0.3	—	46.7	47.0
Oil and gas	13.9	10.4	3.3	27.6
Power generation	14.1	3.6	10.5	28.2
Semiconductors	31.0	—	—	31.0
Other	11.0	3.2	0.9	15.1
Total third party sales	$248.8	$78.0	$61.4	$388.2

Below is a summary of our third party sales by major end market with which we do business for the nine months ended September 30, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$39.2	$6.5	$—	$45.7
Automotive	4.3	76.2	—	80.5
Chemical and material processing	39.6	39.1	—	78.7
Food and pharmaceutical	27.5	0.7	—	28.2
General industrial	125.2	78.0	—	203.2
Medium-duty/heavy-duty truck	302.9	0.8	—	303.7
Navy and marine	0.6	—	118.2	118.8
Oil and gas	41.7	33.6	7.5	82.8
Power generation	46.9	8.9	39.1	94.9
Semiconductors	89.6	—	—	89.6
Other	17.0	5.1	2.4	24.5
Total third party sales	$734.5	$248.9	$167.2	$1,150.6

14. Derivatives and Hedging
In March 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with a weighted average interest rate of 3.29% with the same interest payment dates and maturity date as the Senior Notes maturing in 2022. We terminated and settled these agreements on September 7, 2018. As a result of this termination, we received $11.9 million, of which $9.3 million represented the fair value of the contracts as of the settlement date and $2.6 million represented interest receivable. Unrealized gains totaling $7.0 million, net of tax, as of the termination date will remain in accumulated other comprehensive loss until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
On September 7, 2018, we entered into new cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with the same interest payment dates and maturity date as the Senior Notes maturing in 2022. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At September 30, 2018, the fair value of these derivatives was $2.3 million, and was recorded as a liability within other liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

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

•	Level 3: Unobservable inputs that reflect our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2018
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Time deposits	$33.9	$33.9	$—	$—
Deferred compensation assets	8.5	8.5	—	—
	$42.4	$42.4	$—	$—
Liabilities
Deferred compensation liabilities	$8.8	$8.8	$—	$—
Foreign currency derivatives	2.3	—	2.3	—
	$11.1	$8.8	$2.3	$—

	Fair Value Measurements as of
	December 31, 2017
	Total	Level 1	Level 2	Level 3
		(in millions)
Assets
Deferred compensation assets	$7.8	$7.8	$—	$—
Liabilities
Deferred compensation liabilities	$8.9	$8.9	$—	$—
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$480.3	$495.1	$618.5	$645.6
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active.

16.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(9.0)	$(39.5)	$(48.5)
Other comprehensive income (loss) before reclassifications	3.0	(2.0)	1.0
Amounts reclassified from accumulated other comprehensive loss	—	10.8	10.8
Net current-period other comprehensive income	3.0	8.8	11.8
Ending balance	$(6.0)	$(30.7)	$(36.7)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(7.8)	$(47.7)	$(55.5)
Other comprehensive income before reclassifications	3.4	—	3.4
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income	3.4	1.3	4.7
Ending balance	$(4.4)	$(46.4)	$(50.8)

Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive income (loss) before reclassifications	0.8	(2.0)	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	12.9	12.9
Net current-period other comprehensive income	0.8	10.9	11.7
Ending balance	$(6.0)	$(30.7)	$(36.7)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2017 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	16.8	—	16.8
Amounts reclassified from accumulated other comprehensive loss	—	3.3	3.3
Net current-period other comprehensive income	16.8	3.3	20.1
Ending balance	$(4.4)	$(46.4)	$(50.8)
Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Pension and other postretirement plans adjustments:
Actuarial losses	$1.1	$1.8	$4.0	$5.4	(1)
Prior service costs	0.1	0.2	0.2	0.2	(1)
Settlement loss	12.8	—	12.8	—	(1)
Total before tax	$14.0	$2.0	$17.0	$5.6	Income before income taxes
Tax benefit	(3.2)	(0.7)	(4.1)	(2.3)	Income tax expense
Net of tax	$10.8	$1.3	$12.9	$3.3	Net income

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations caption is other (non-operating) expense (See Note 11, “Pensions and Postretirement Benefits” for additional details).

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2018 and December 31, 2017, we had accrued liabilities aggregating $24.2 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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

Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a corporate predecessor ("Coltec") of our primary direct subsidiary when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, we withdrew from the Cooperating Parties Group but remain a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation. In light of the uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of September 30, 2018 is $2.8 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations biweekly and have been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at September 30, 2018 is $2.3 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Balance at beginning of year	$5.3	$5.0
Net charges to expense	6.9	1.4
Settlements made	(3.2)	(1.7)
Balance at end of period	$9.0	$4.7
Approximately $4.8 million of the charges to expense in the current year pertain to unusual warranty expense associated with two products sold by our heavy-duty trucking business. These charges relate to specific performance issues identified with these products, and the amount of the charges is based on estimates and assumptions with respect to the frequency of incidence of these performance issues during the relevant warranty periods, the cost of replacement or repair and other matters.  Adjustments to the estimated warranty expense related to these products may be required as actual claims are incurred or otherwise as experience necessitates.
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the first half of 2019.
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
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the $60 million of aggregate deferred contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million. In a final settlement of amounts owed to the Trust, a further payment of approximately $0.5 million was made in August 2018.
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
As of September 30, 2018, approximately $27.6 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $15.0 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $12.6 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $12.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $27.6 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the Trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2019 – $5.8 million
2020 – $2.5 million
We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage under the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. On October 12, 2017, the magistrate judge issued a decision denying the petitioning insurer's motion to compel arbitration and holding that the arbitration clause in the policy was deleted by an endorsement. The insurer filed an objection to the magistrate judge's decision with the District Court. The District Court issued an order on August 20, 2018 upholding the magistrate judge's decision and the insurer has appealed that determination to the U.S. Court of Appeals for the Fourth Circuit. This appeal is pending.
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $27.6 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

18.	Supplemental Guarantor Financial Information
In September 2014, we completed the offering of the Senior Notes and in March 2017 we completed the offering of the Additional Notes. On October 17, 2018, we completed the offering of the New Notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem all of the Senior Notes and the Additional Notes on October 31, 2018. The Senior Notes and the Additional Notes were, and the New Notes are, fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) did not guarantee the Senior Notes or the Additional Notes and do not guarantee the New Notes. A Guarantor Subsidiary's guarantee of the New Notes is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the New Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the New Notes; (iii) the legal defeasance or covenant defeasance of the New Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$279.3	$153.2	$(44.3)	$388.2
Cost of sales	—	203.6	104.8	(44.3)	264.1
Gross profit	—	75.7	48.4	—	124.1
Operating expenses:
Selling, general and administrative	11.3	39.1	28.5	—	78.9
Other	(0.1)	0.8	0.3	—	1.0
Total operating expenses	11.2	39.9	28.8	—	79.9
Operating income (loss)	(11.2)	35.8	19.6	—	44.2
Interest income (expense), net	(5.4)	(0.6)	0.1	—	(5.9)
Other expense	—	(13.7)	(0.1)	—	(13.8)
Income (loss) before income taxes	(16.6)	21.5	19.6	—	24.5
Income tax benefit (expense)	2.6	2.2	(5.1)	—	(0.3)
Income (loss) before equity in earnings of subsidiaries	(14.0)	23.7	14.5	—	24.2
Equity in earnings of subsidiaries, net of tax	38.2	14.5	—	(52.7)	—
Net income	$24.2	$38.2	$14.5	$(52.7)	$24.2
Comprehensive income	$36.0	$51.7	$19.2	$(70.9)	$36.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244.3	$133.0	$(33.6)	$343.7
Cost of sales	—	173.2	89.0	(33.6)	228.6
Gross profit	—	71.1	44.0	—	115.1
Operating expenses:
Selling, general and administrative	9.4	46.0	30.4	—	85.8
Other	0.7	9.7	0.6	—	11.0
Total operating expenses	10.1	55.7	31.0	—	96.8
Operating income (loss)	(10.1)	15.4	13.0	—	18.3
Interest income (expense), net	(6.8)	(4.2)	0.7	—	(10.3)
Gain on reconsolidation of GST and OldCo	—	534.4	—	—	534.4
Other expense	—	(1.7)	—	—	(1.7)
Income (loss) before income taxes	(16.9)	543.9	13.7	—	540.7
Income tax benefit (expense)	5.2	(35.2)	(20.5)	—	(50.5)
Income (loss) before equity in earnings of subsidiaries	(11.7)	508.7	(6.8)	—	490.2
Equity in earnings of subsidiaries, net of tax	501.9	(6.8)	—	(495.1)	—
Net income (loss)	$490.2	$501.9	$(6.8)	$(495.1)	$490.2
Comprehensive income (loss)	$494.9	$506.6	$(3.5)	$(503.1)	$494.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$810.9	$465.0	$(125.3)	$1,150.6
Cost of sales	—	603.4	307.5	(125.3)	785.6
Gross profit	—	207.5	157.5	—	365.0
Operating expenses:
Selling, general and administrative	34.7	134.7	91.0	—	260.4
Other	—	5.5	0.8	—	6.3
Total operating expenses	34.7	140.2	91.8	—	266.7
Operating income (loss)	(34.7)	67.3	65.7	—	98.3
Interest income (expense), net	(17.6)	(3.7)	0.5	—	(20.8)
Other expense	—	(14.1)	(0.3)	—	(14.4)
Income (loss) before income taxes	(52.3)	49.5	65.9	—	63.1
Income tax benefit (expense)	10.2	(8.0)	(18.6)	—	(16.4)
Income (loss) before equity in earnings of subsidiaries	(42.1)	41.5	47.3	—	46.7
Equity in earnings of subsidiaries, net of tax	88.8	47.3	—	(136.1)	—
Net income	$46.7	$88.8	$47.3	$(136.1)	$46.7
Comprehensive income	$58.4	$96.2	$43.8	$(140.0)	$58.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$663.4	$358.2	$(74.5)	$947.1
Cost of sales	—	465.4	234.8	(74.5)	625.7
Gross profit	—	198.0	123.4	—	321.4
Operating expenses:
Selling, general and administrative	23.4	126.8	82.3	—	232.5
Other	1.4	10.7	3.3	—	15.4
Total operating expenses	24.8	137.5	85.6	—	247.9
Operating income (loss)	(24.8)	60.5	37.8	—	73.5
Interest expense, net	(18.5)	(22.7)	—	—	(41.2)
Gain on reconsolidation of GST and OldCo	—	534.4	—	—	534.4
Other expense	—	(5.4)	—	—	(5.4)
Income (loss) before income taxes	(43.3)	566.8	37.8	—	561.3
Income tax benefit (expense)	15.2	(44.6)	(26.3)	—	(55.7)
Income (loss) before equity in earnings of subsidiaries	(28.1)	522.2	11.5	—	505.6
Equity in earnings of subsidiaries, net of tax	533.7	11.5	—	(545.2)	—
Net income	$505.6	$533.7	$11.5	$(545.2)	$505.6
Comprehensive income	$525.7	$553.8	$28.1	$(581.9)	$525.7

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$69.5	$145.6	$57.6	$(114.3)	$158.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(37.5)	(8.2)	—	(45.7)
Payments for capitalized internal-use software	—	(1.8)	(0.2)	—	(2.0)
Receipts from settlements of derivative contracts	9.3	—	—	—	9.3
Proceeds from sale of property, plant, and equipment	—	26.0	0.6	—	26.6
Net cash provided by (used in) investing activities	9.3	(13.3)	(7.8)	—	(11.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(8.0)	8.4	(0.4)	—	—
Intercompany dividends	—	—	(114.3)	114.3	—
Proceeds from debt	—	454.9	—	—	454.9
Repayments of debt	—	(594.4)	—	—	(594.4)
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Dividends paid	(15.3)	—	—	—	(15.3)
Other	(5.5)	(1.2)	—	—	(6.7)
Net cash used in financing activities	(78.8)	(132.3)	(114.7)	114.3	(211.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)
Net decrease in cash and cash equivalents	—	—	(69.4)	—	(69.4)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$119.9	$—	$119.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(103.2)	$94.8	$72.9	$(0.1)	$64.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(17.6)	(6.0)	—	(23.6)
Payments for capitalized internal-use software	—	(2.6)	—	—	(2.6)
Acquisitions, net of cash acquired	—	(39.5)	—	—	(39.5)
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Reconsolidation of GST and OldCo	—	41.1	—	—	41.1
Capital contribution to OldCo	—	(45.2)	—	—	(45.2)
Proceeds from sale of property, plant and equipment	—	—	0.4	—	0.4
Net cash used in investing activities	—	(68.6)	(5.6)	—	(74.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(20.0)	32.4	(12.4)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	348.1	3.4	—	503.0
Repayments of debt	—	(407.5)	(1.8)	—	(409.3)
Repurchase of common stock	(11.5)	—	—	—	(11.5)
Dividends paid	(14.3)	—	—	—	(14.3)
Other	(2.5)	—	—	—	(2.5)
Net cash provided by (used in) financing activities	103.2	(27.0)	(10.9)	0.1	65.4
Effect of exchange rate changes on cash and cash equivalents	—	—	9.0	—	9.0
Net increase (decrease) in cash and cash equivalents	—	(0.8)	65.4	—	64.6
Cash and cash equivalents at beginning of period	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of period	$—	$—	$176.1	$—	$176.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$119.9	$—	$119.9
Accounts receivable, net	—	200.6	89.5	—	290.1
Intercompany receivables	—	25.4	11.3	(36.7)	—
Inventories	—	156.9	74.9	—	231.8
Income tax receivable	40.9	1.0	6.2	(11.7)	36.4
Prepaid expenses and other current assets	3.5	20.1	9.8	—	33.4
Total current assets	44.4	404.0	311.6	(48.4)	711.6
Property, plant and equipment, net	—	213.5	87.6	—	301.1
Goodwill	—	261.0	75.0	—	336.0
Other intangible assets, net	—	247.7	58.4	—	306.1
Intercompany receivables	—	14.5	1.6	(16.1)	—
Investment in subsidiaries	1,333.5	391.0	—	(1,724.5)	—
Other assets	11.8	68.1	9.2	(3.9)	85.2
Total assets	$1,389.7	$1,599.8	$543.4	$(1,792.9)	$1,740.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Accounts payable	2.4	91.5	40.0	—	133.9
Intercompany payables	—	11.3	25.4	(36.7)	—
Accrued expenses	9.4	76.1	51.6	(11.7)	125.4
Total current liabilities	11.8	179.2	117.0	(48.4)	259.6
Long-term debt	445.0	35.0	—	—	480.0
Intercompany payables	14.9	—	1.2	(16.1)	—
Other liabilities	21.2	52.1	34.2	(3.9)	103.6
Total liabilities	492.9	266.3	152.4	(68.4)	843.2
Shareholders’ equity	896.8	1,333.5	391.0	(1,724.5)	896.8
Total liabilities and equity	$1,389.7	$1,599.8	$543.4	$(1,792.9)	$1,740.0

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$189.3	$—	$189.3
Accounts receivable, net	—	180.1	81.6	—	261.7
Intercompany receivables	—	24.0	6.7	(30.7)	—
Inventories	—	135.4	68.7	—	204.1
Income tax receivable	132.3	1.3	2.0	(22.4)	113.2
Prepaid expenses and other current assets	4.3	26.5	20.5	—	51.3
Total current assets	136.6	367.3	368.8	(53.1)	819.6
Property, plant and equipment, net	—	206.8	90.1	—	296.9
Goodwill	—	261.0	75.1	—	336.1
Other intangible assets, net	—	284.2	62.8	—	347.0
Intercompany receivables	—	22.9	—	(22.9)	—
Investment in subsidiaries	1,261.3	460.1	—	(1,721.4)	—
Other assets	12.8	59.3	14.4	—	86.5
Total assets	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	—	0.2	—	—	0.2
Accounts payable	2.3	82.5	45.9	—	130.7
Intercompany payables	—	6.7	24.0	(30.7)	—
Accrued expenses	22.8	90.1	46.7	(22.4)	137.2
Total current liabilities	25.1	179.5	116.6	(53.1)	268.1
Long-term debt	444.2	174.1	—	—	618.3
Intercompany payables	22.9	—	—	(22.9)	—
Other liabilities	15.7	46.7	34.5	—	96.9
Total liabilities	507.9	400.3	151.1	(76.0)	983.3
Shareholders’ equity	902.8	1,261.3	460.1	(1,721.4)	902.8
Total liabilities and equity	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1

19.	Subsequent Events

On October 17, 2018, we completed the offering of New Notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450.0 million aggregate principal amount of the outstanding Senior Notes and the Additional Notes. The Senior Notes and Additional Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We expect to record a loss on the redemption of the Senior Notes and Additional Notes of approximately $18.1 million in the fourth quarter of 2018.

The New Notes were issued to investors at 100% of the principal amount thereof. The New Notes are unsecured, unsubordinated obligations of EnPro and mature on October 15, 2026. Interest on the New Notes accrues at a rate of 5.75% per annum and is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2019. The New Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the New Notes) of EnPro or any of the guarantors.

On or after October 15, 2021, we may, on any one or more occasions, redeem all or a part of the New Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the New Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem some or all of the New Notes before October 15, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.

Each holder of the New Notes may require us to repurchase some or all of the New Notes held by such holder for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the New Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.

The indenture governing the New Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.

On October 31, 2018, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program will expire in October 2020.

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
Our Power Systems segment designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services. The United States government and the general markets for marine propulsion, power generation, and pump and compressor applications use these products and services.
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
The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. The purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. Associated with the reconsolidation of GST and OldCo, we recorded a pretax gain of $534.4 million in the quarter ended September 30, 2017. The gain on revaluation of our investment in GST and OldCo is the difference between the above-noted fair value of the investment and its book value of $236.9 million as of the date of reconsolidation as well as the elimination of the net amounts payable to GST and OldCo at the reconsolidation date. The assets and liabilities of both GST and OldCo were reconsolidated into the EnPro balance sheet at their estimated fair value in accordance with authoritative guidance on business acquisitions. As a result of the reconsolidation, EnPro’s consolidated financial statements include the sales, income, expenses and cash flows of both GST and OldCo beginning on July 31, 2017. Periods prior to that date are not restated to include GST and OldCo’s results.
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
In the second quarter of 2018, we decided to commence the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  Through September 30, 2018, we have incurred severance expenses of $3.7 million, net tangible asset write downs of $2.9 million and the write-off of customer relationship intangible assets associated with the business of $19.1 million.  These transactions resulted in total net restructuring costs related to the exit of $4.0 million.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations aside from inventory-related costs of $2.0 million, which were reflected in costs of sales.  We have incurred substantially all expected costs related to the exit and disposal of the assets as of September 30, 2018.
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

For the nine months ended September 30, 2018, we recognized a $1.1 million increase to the loss provision. During this period we experienced $2.1 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the year, a a $0.9 million increase in total project costs, partially offset by $1.9 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the nine months ended September 30, 2017, we recognized a decrease in the cumulative loss provision of $2.3 million, which included $7.0 million of favorability related to the strengthening of the Euro versus the U.S. Dollar and offset by $5.4 million increase in projected total contract revenues resulting from a favorable adjustment to future billing amounts as a result of contractual cost indices adjustment, partially offset by a $0.7 million increase in total program costs. At September 30, 2018 and December 31, 2017, the cumulative program loss recognized was $13.7 million and $12.6 million, respectively.

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
Outlook

All divisions performed well in the third quarter and have generated year-over-year sales growth, driven by continued demand in many of the markets that we serve. Sales to the semiconductor, aerospace, food and pharmaceutical, heavy-duty tractor and trailer builds, general industrial, metals and mining, and oil and gas markets grew year-over-year. We addressed several discrete issues that negatively impacted our profitability in the first half of the year, including exiting our industrial gas turbine business and addressing two warranty issues in our heavy-duty truck brake products group. Profitability continued to be challenged by the negative impact of currency adjustments on the EDF program resulting from the strengthening of the dollar. Power Systems experienced the anticipated improvement in the third quarter and, with a robust backlog, is poised to deliver strong results in the fourth quarter. Favorable demand in Sealing Products and Engineered Products give us further confidence that we will have a positive finish to the year.

On October 17, 2018, we issued $350.0 million of aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes"). We applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem the outstanding $300 million of aggregate principal amount of 5.875% Senior Notes due 2022 (the "Senior Notes") and the additional $150 million of aggregate principal amount of 5.875% Senior Notes due 2022 (the "Additional Notes") The Senior Notes and Additional Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We expect to record a loss on the redemption of the Senior Notes and Additional Notes of approximately $18.1 million in the fourth quarter of 2018.

On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pre-tax pension settlement charge of approximately $12.8 million was recognized in the third quarter of 2018. This charge was recorded in other (non-operating) expense on the Consolidated Statements of Operations.

We estimate pension expense for the full year of 2018, excluding the above settlement charge, will be approximately $3.8 million, which would be $0.7 million less than in 2017. For the nine months ended September 30, 2018, we contributed $20.0 million to our U.S. defined benefit pension plan. We do not expect to make any additional contributions until 2020 or later, depending on investment returns and other relevant factors.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Sales
Sealing Products	$249.6	$213.7	$737.2	$584.3
Engineered Products	78.1	75.5	249.4	226.3
Power Systems	61.4	55.4	167.2	139.4
	389.1	344.6	1,153.8	950.0
Intersegment sales	(0.9)	(0.9)	(3.2)	(2.9)
Net sales	$388.2	$343.7	$1,150.6	$947.1
Segment Profit
Sealing Products	$35.9	$23.1	$78.9	$64.7
Engineered Products	8.4	7.8	34.9	25.6
Power Systems	8.7	8.3	12.5	20.9
Total segment profit	53.0	39.2	126.3	111.2
Corporate expenses	(7.6)	(9.6)	(24.8)	(24.2)
Gain on reconsolidation of GST and OldCo	—	534.4	—	534.4
Interest expense, net	(5.9)	(10.3)	(20.8)	(41.2)
Other expense, net	(15.0)	(13.0)	(17.6)	(18.9)
Income before income taxes	$24.5	$540.7	$63.1	$561.3
The results of operations for the quarter and nine months ended September 30, 2017 include periods prior to the reconsolidation of GST and OldCo, which was effective July 31, 2017. Third party sales of reconsolidated businesses were $49.4 million and $150.5 million, respectively for the quarter and nine months ended September 30, 2018 compared to $35.5 million for both the quarter and nine months ended September 30, 2017.
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 with the exception of $0.7 million, $0.4 million, $5.1 million and $3.8 million respectively, of restructuring costs. Restructuring costs for the quarter and nine months ended September 30, 2018 included the costs associated with the exit of our business in Oxford, Massachusetts discussed in the previous section. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 also includes $0.9 million, $0.7 million, $2.0 million and $1.9 million respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2018 Compared to the Third Quarter of 2017
Sales of $388.2 million in the third quarter of 2018 increased 12.9% from $343.7 million in the third quarter of 2017. The following table summarizes the impact of acquisitions and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2018 vs. Third Quarter 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.1%	3.0%	(0.4)%	10.2%	12.9%
Sealing Products	0.1%	4.9%	(0.2)%	12.0%	16.8%
Engineered Products	—%	0.1%	(1.3)%	4.6%	3.4%
Power Systems	—%	(1.6)%	—%	12.4%	10.8%
Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for the third quarter of 2018 compared to the same period in 2017:

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment
Following is a discussion of operating results for each segment during the quarter:
Sealing Products. Sales of $249.6 million in the third quarter of 2018 reflect a 16.8% increase compared to the $213.7 million reported in the same quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $47.9 million in 2018 and $33.4 million in 2017. Excluding these sales, the benefit of acquisitions ($0.3 million), and unfavorable foreign exchange translation ($0.5 million), sales were up 12.0% or $21.6 million due to strength in semiconductor, aerospace, food and pharmaceutical, heavy-duty tractor and trailer builds, and metals and mining. Nuclear demand increased slightly relative to last year. This positive momentum was partially offset by softness in the industrial gas turbine market.
Segment profit of $35.9 million in the third quarter of 2018 increased 55.4% from $23.1 million reported in the third quarter of 2017. Operating margins for the segment increased from 10.8% in the third quarter of 2017 to 14.4% in the third quarter of 2018. Segment profit from the reconsolidated GST businesses increased from $2.6 million in 2017 to $6.6 million in 2018. Excluding this impact, the year-over-year decrease in restructuring costs ($0.4 million), the favorable year-over-year impact of acquisitions and acquisition-related costs ($2.5 million), and the unfavorable impact of foreign exchange translation ($0.1 million), segment profit was up $5.9 million or 23.3%. The segment profit was driven by a sales increase ($8.2 million), the favorable resolution of a legal claim ($4.2 million), and a reduction in marketing and other administrative costs ($2.9 million) offset by increased manufacturing costs ($4.1 million) and by increased material procurement costs due to cost increases that were primarily tariff-driven ($2.8 million) in our heavy-duty trucking business.
Engineered Products. Sales in the third quarter of 2018 increased 3.4% to $78.1 million from $75.5 million reported in the third quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $0.3 million in 2018 and $0.2 million in 2017. Excluding these sales and the impact of unfavorable foreign exchange translation ($0.9 million), sales were up 4.6% or $3.5 million primarily due to volume gains in the oil and gas and general industrial markets, while aerospace and automotive markets were down relative to last year.
Segment profit in the third quarter of 2018 was $8.4 million compared to $7.8 million in the third quarter of 2017, an increase of $0.6 million, or 7.7%. Operating margins for the segment were 10.8%, up from the 10.3% reported in the third quarter of 2017. Excluding the unfavorable impact of current quarter foreign exchange translation ($0.1 million) and the unfavorable year-over-year impact of restructuring costs ($0.3 million) segment profit increased $1.2 million, or 15.7%, due mainly to the aforementioned sales increase. The impact of the sales volume increase was partially offset by decreased pricing and an unfavorable change in product mix.
Power Systems. Sales of $61.4 million in the third quarter of 2018 increased $6.0 million, or 10.8%, from $55.4 million in the third quarter of 2017. Sales to third parties from the reconsolidated GST businesses were $1.2 million in 2018 and $1.8 million in 2017. Excluding these sales, sales were up $6.6 million or 12.4%. This sales increase was driven by increased aftermarket parts and services revenues ($6.4 million).
The segment reported a profit of $8.7 million in the third quarter of 2018 compared to a profit of $8.3 million in the third quarter of 2017. Segment profit from the reconsolidated GST businesses decreased from $0.5 million in 2017 to $0.2 million in 2018. Excluding the profit from reconsolidated GST businesses and the year over year unfavorable impact of foreign exchange on the EDF contract ($2.5 million), segment profit increased $3.2 million, or 59.3%. This was mainly driven by a increase in sales ($1.1 million) and a change in product mix and increase in pricing ($1.6 million).

Corporate expenses for the third quarter of 2018 decreased $2.0 million as compared to the same period in 2017 primarily due to lower achievement levels in incentive compensation plans.
Interest expense, net in the third quarter of 2018 decreased by $4.4 million as compared to the same period of 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017 and lower average outstanding indebtedness to unrelated parties in 2018.
Other expense, net in the third quarter of 2018 increased by $2.0 million as compared to the same period of 2017, due primarily the pension settlement expense in 2018 offset by the ATD intangible impairment recorded in 2017.
The effective tax rates for the quarters ended September 30, 2018 and 2017 were 1.2% and 9.3%, respectively. The effective tax rate for the quarter ended September 30, 2018 includes the favorable impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and the favorable impact of discrete items occurring in the quarter resulting from a refinement of the provisional estimate of our transition tax, and the tax benefit associated with the pension annuitization. The effective tax rate for the three months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to the significant non-taxable gain associated with the reconsolidation of GST and OldCo entities in that quarter.
Net income was $24.2 million, or $1.16 per share, in the third quarter of 2018 compared to net income of $490.2 million, or $22.49 per share, in the third quarter of 2017. Earnings per share are expressed on a diluted basis.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Sales of $1,150.6 million in the first nine months of 2018 increased 21.5% from $947.1 million in the first nine months of 2017. The following table summarizes the impact of acquisitions, including the reconsolidation of GST and OldCo, and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.6%	11.8%	1.7%	7.4%	21.5%
Sealing Products	0.9%	18.8%	1.2%	5.3%	26.2%
Engineered Products	—%	0.4%	4.5%	5.3%	10.2%
Power Systems	—%	1.2%	—%	18.7%	19.9%
Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for the first nine months of 2018 compared to the same period in 2017:

•	Acquisition of Qualiseal Technology in the second quarter of 2017 in the Sealing Products segment; and

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment
Following is a discussion of operating results for each segment during the first nine months of 2018:
Sealing Products. Sales of $737.2 million in the first nine months of 2018 reflect a 26.2% increase compared to the $584.3 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $145.5 million in 2018 and $33.4 million in 2017. Excluding these sales, the benefit of acquisitions ($5.5 million) and favorable foreign exchange translation ($6.2 million), sales were up 5.3% or $29.3 million. We experienced continued strength in the semiconductor, aerospace, food and pharmaceutical, heavy-duty tractor and trailer builds, and metals and mining markets, with a slight increase in nuclear demand. This positive momentum was partially offset by continued softness in industrial gas turbines.
Segment profit of $78.9 million in the first nine months of 2018 increased 21.9% from $64.7 million reported in the same period of 2017. Operating margins for the segment decreased from 11.1% in the first nine months of 2017 to 10.7% in the first nine months of 2018. Segment profit from the reconsolidated GST businesses was $2.6 million in 2017 compared to $22.1 million in 2018. Excluding this impact, a year-over-year increase in restructuring costs ($3.5 million), the favorable year-over-year impact of acquisitions and acquisition-related costs ($3.0 million), and favorable foreign exchange translation ($0.9 million), segment profit decreased $5.7 million, or 8.2% compared to the prior year. Segment profit was negatively impacted by unfavorable mix impact ($4.9 million) driven mainly by a lower mix of aftermarket sales to total sales in the heavy-duty trucking market, by increased manufacturing costs ($7.7 million), increased material procurement costs due to higher metals prices ($6.0 million) in our heavy-duty trucking business, and increased medical and dental costs ($1.9 million). Segment profit was also impacted by unusual warranty charges ($4.8 million) associated with two products sold by our heavy-duty trucking business. These impacts were partially offset by the impact of increased sales volume and a favorable legal settlement in the heavy-duty truck business.
Engineered Products. Sales in the first nine months of 2018 increased 10.2% to $249.4 million from $226.3 million reported in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $1.0 million in 2018 and $0.2 million in 2017. Excluding these sales and the impact of favorable foreign exchange translation ($10.2 million), sales were up 5.3% or $12.0 million primarily due to strength in the general industrial and European oil and gas markets, while sales in North American automotive and aerospace were down relative to the prior year.
Segment profit in the first nine months of 2018 was $34.9 million compared to $25.6 million in the same period of 2017, an increase of $9.3 million, or 36.3%. Operating margins for the segment were 14.0%, which was up from the 11.3% reported in the first nine months of 2017. Segment profit from the reconsolidated GST businesses increased from $0.1 million in 2017 to $0.3 million in 2018. Excluding this impact, the impact of favorable foreign exchange translation ($2.5 million), decreased restructuring costs ($0.4 million), and increased acquisition costs ($0.1 million), segment profit increased $6.3 million, or 23.4%, driven mainly by the aforementioned sales volume increase.
Power Systems. Sales of $167.2 million in the first nine months of 2018 increased $27.8 million, or 19.9%, from $139.4 million in the same period of 2017. Sales to third parties from the reconsolidated GST businesses were $4.0 million in 2018 and $1.8 million in 2017. Excluding these sales, sales increased by $25.7 million, or 18.7%. The increase was driven by increased engine revenues ($13.3 million) and by increased aftermarket parts and services revenues ($11.2 million).
The segment reported a profit of $12.5 million in the first nine months of 2018 compared to $20.9 million in the first nine months of 2017, a decrease of 40.2%. Operating margins for the segment were 7.5% in the first nine months of 2018. Segment profit from the reconsolidated GST businesses increased from $0.5 million in 2017 to $0.9 million in 2018. Excluding the profit from reconsolidated GST businesses, the year over year unfavorable impact of FX on the EDF contract ($9.8 million), and restructuring costs ($0.2 million), segment profit increased $1.3 million, or 10.2%. This was mainly driven by the increase in sales volume ($5.4 million) partially offset by less margin from percentage of complete contracts ($1.6 million), higher warranty expenses ($0.8 million), and higher incentive compensation levels ($0.7 million).
Corporate expenses for the first nine months of 2018 increased $0.6 million as compared to the same period in 2017. The increase was driven primarily by increased salary and medical costs ($1.3 million) and increased tax consulting and related costs ($0.7 million), partially offset by lower incentive compensation costs ($1.4 million).
Interest expense, net in the first nine months of 2018 decreased by $20.4 million as compared to the same period of 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.
Other expense, net in the first nine months of 2018 decreased by $1.3 million as compared to the same period of 2017, due mainly to a $5.1 million increase in our reserve for environmental investigation and remediation costs in the first nine months of 2017 compared with a $0.7 million increase in the first nine months of 2018. This was partially offset by the net impact of a $12.8 million expense in 2018 due to a pension settlement and a $10.1 million expense in 2017 related to the ATD intangible impairment.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 26.0% and 9.9%, respectively. The effective tax rate for the nine months ended September 30, 2018 includes the favorable impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and the favorable net impact of discrete items occurring in the nine months ended September 30, 2018 resulting from a refinement of the provisional estimate of our transition tax, the tax benefit associated with the pension annuitization, and the tax charge associated with the benefit previously recognized for domestic production activities as a result of interpretive guidance recently issued by the IRS. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to the significant non-taxable gain associated with the reconsolidation of GST and OldCo entities.

Net income was $46.7 million, or $2.20 per share, in the first nine months of 2018 compared to net income of $505.6 million, or $23.32 per share, in the same period of 2017.

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
As of September 30, 2018, we held all of our $119.9 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of September 30, 2018, we had a net current income tax receivable totaling $26.8 million, composed of a $31.7 million receivable from the carryback of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years, partially offset by other current tax liabilities. While our current plans do not demonstrate an immediate need to repatriate cash to fund our U.S. operations, the passage of the Tax Act has served as an incentive to repatriate previously taxed foreign earnings.
As a result of the new territorial tax system and the mandatory one-time transition tax enacted by the Tax Act, previously taxed earnings of our foreign subsidiaries are available for distribution without incremental U.S. tax. In light of this, we have changed our permanent reinvestment assertion such that earnings from foreign jurisdictions that do not impose withholding taxes are no longer permanently reinvested. During the nine months ended September 30, 2018, we repatriated $114.0 million of previously taxed earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.

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

The net operating loss (“NOL”) resulting from the 2017 deduction was carried back to offset federal taxable income reported in the preceding ten years. We filed an initial carryback claim in May 2018 and received a federal refund of $95.8 million in June 2018. We are in the process of filing our final carryback claim, which is expected to yield an additional federal refund of $31.7 million by the end of 2018 (subject to potential delay in the event of an IRS audit). This carryback claim also frees up an estimated $30.8 million in foreign tax credits, of which approximately half will be utilized to offset our 2018 federal tax liability with the balance utilized to reduce taxes in future periods.

Cash Flows
Operating activities provided $158.4 million of cash in the first nine months of 2018 compared to $64.4 million in the same period last year. The increase was due primarily to a year to date net refund for income taxes due to refunds received as discussed above and lower cash payments for interest mainly as a result of the resolution of notes payable to GST by the reconsolidation of the business in the third quarter of 2017, offset in part by increased pension contributions in 2018.
Investing activities used $11.8 million and $74.2 million of cash during the first nine months of 2018 and 2017, respectively, with increased capital expenditures ($21.5 million) in 2018 offset by cash received for sales of fixed assets of $26.6 million, primarily from the sale of the land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment and by $9.3 million received as the result of settling derivative contracts. Additionally, the comparable prior year period included cash paid to acquire Qualiseal of $39.5 million and the net $8.9 million negative impact of the various deconsolidation and reconsolidation activities of GST and OldCo in 2017.
Financing activities used $211.5 million in cash in the first nine months of 2018, primarily from $50.0 million in cash used to repurchase shares, $139.4 million in net repayments on our revolving credit facility, and $15.3 million in dividends paid. Funding for this activity was mainly derived from the previously discussed tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries. Financing activities in the first nine months of 2017 provided cash of $65.4 million, primarily from $149.2 million in net proceeds from the offering of the Additional Notes, offset by a payment on the GST notes during the time in which GST was deconsolidated from EnPro ($45.2 million) that contributed to GST's initial funding of the Trust, net repayments on our revolving credit facility ($14.1 million), $11.5 million in cash used to repurchase shares, and $14.3 million in dividends paid.

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

We were in compliance with all covenants of the Revolving Credit Facility as of September 30, 2018.
The borrowing availability at September 30, 2018, under the Revolving Credit Facility was $299.9 million, representing the full $350 million amount of the Revolving Credit Facility less $16.0 million reserved for outstanding letters of credit and $34.1 million of outstanding borrowings.
Senior Notes. In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Senior Notes”). We issued the notes net of an original issue discount of $2.4 million.
The Senior Notes were unsecured, unsubordinated obligations of EnPro and were scheduled to mature on September 15, 2022. Interest on the Senior Notes accrued at a rate of 5.875% per annum and was payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 6.00%.
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contained the same provisions as the Senior Notes. The debt premium was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 5.66%.
On October 17, 2018, we completed the offering of $350 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450 million aggregate principal amount of the outstanding Senior Notes and the Additional Notes. The Senior Notes and Additional Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We expect to record a loss on the redemption of the Senior Notes and Additional Notes of approximately $18.1 million in the fourth quarter of 2018.
The New Notes were issued to investors at 100% of the principal amount thereof. The New Notes are unsecured, unsubordinated obligations of EnPro and mature on October 15, 2026. Interest on the New Notes accrues at a rate of 5.75% per annum and is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2019. The New Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the New Notes) of EnPro or any of the guarantors.

On or after October 15, 2021, we may, on any one or more occasions, redeem all or a part of the New Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the New Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem some or all of the New Notes before October 15, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.

Each holder of the New Notes may require us to repurchase some or all of the New Notes held by such holder for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the New Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.

The indenture governing the New Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.

Share Repurchase Program. In October 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2018, we repurchased 0.7 million shares for $50.0 million. On October 31, 2018, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. This program will expire in October 2020.
Critical Accounting Policies and Estimates
Revenue Recognition
Our Power Systems segment engages in long-term contracts with various customers to design and manufacture heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services. Additionally, the segment has certain longer term service contracts that typically involve engine repair, maintenance, and testing services. In general, the assets being created for the customer are specific enough to the customers’ specifications to not have an alternative use for our own business or for sale to a different customer, and we have an enforceable right to payment for performance completed as it takes place throughout the life of the engine builds. These characteristics indicate a continuous transfer of control to the customer during the contract. As a result, revenue related to these contracts is recognized over time.
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
As of September 30, 2018 and December 31, 2017, we had accrued liabilities aggregating $24.2 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 15 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 15 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. EnPro Holdings, a direct subsidiary of EnPro, is the corporate successor to Coltec. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, we withdrew from the Cooperating Parties Group but remain a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims. We have corresponded with Honeywell and have begun discussions with them regarding their claims. In addition, we have received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. At this time, based on limited information we have with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we cannot estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation. In light of the uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. The balance in the reserve as of September 30, 2018 is $2.8 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we have developed an alternate remedial approach which is under review by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant. Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations biweekly and have been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017. During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. The remaining reserve at September 30, 2018 is $2.3 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.

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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Balance at beginning of year	$5.3	$5.0
Net charges to expense	6.9	1.4
Settlements made	(3.2)	(1.7)
Balance at end of period	$9.0	$4.7
Approximately $4.8 million of the charges to expense in the current year pertain to unusual warranty expense associated with two products sold by our heavy-duty trucking business. These charges relate to specific performance issues identified with these products, and the amount of the charges is based on estimates and assumptions with respect to the frequency of incidence of these performance issues during the relevant warranty periods, the cost of replacement or repair and other matters.  Adjustments to the estimated warranty expense related to these products may be required as actual claims are incurred or otherwise as experience necessitates.

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the first half of 2019.
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
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the $60 million of aggregate deferred contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million. In a final settlement of amounts owed to the Trust, a further payment of approximately $0.5 million was made in August 2018.

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
As of September 30, 2018, approximately $27.6 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. Of such amount of remaining solvent insurance coverage under the Garlock Coverage Block, $15.0 million is allocated to claims that were paid by GST LLC prior to the initiation of the Chapter 11 proceedings and submitted to insurance companies for reimbursement, and the remaining $12.6 million is available to pending and estimated future claims. There are specific agreements in place with carriers covering $12.6 million of the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $27.6 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Based on those agreements and policies, some of which define specific annual amounts to be paid and others of which limit the amount that can be recovered in any one year, we anticipate that $15.0 million will be received either through settlements or in reimbursements of GST's plan funding as payments are made by the Trust. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2019 – $5.8 million
2020 – $2.5 million
We are a party to legal proceedings initiated in August 2017 in the District Court with two insurers that collectively provide $15 million of coverage under the Garlock Coverage Block. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy does not cover asbestos claims. We have counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and are seeking similar relief against it. On October 12, 2017, the magistrate judge issued a decision denying the petitioning insurer's motion to compel arbitration and holding that the arbitration clause in the policy was deleted by an endorsement. The insurer filed an objection to the magistrate judge's decision with the District Court. The District Court issued an order on August 20, 2018 upholding the magistrate judge's decision and the insurer has appealed that determination to the U.S. Court of Appeals for the Fourth Circuit. This appeal is pending.
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $27.6 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.0 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively.
In March 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with a weighted average interest rate of 3.29% with the same interest payment dates and maturity date as the Senior Notes maturing in 2022. We terminated and settled these agreements on September 7, 2018.
On September 7, 2018, we entered into a new cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with the same interest payment dates and maturity date as the Senior Notes maturing in 2022. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
Commodity Risk
We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials such as steel, engineered plastics, copper and polymers, are subject to price fluctuations (including increases due to new or increased tariffs), which could have a negative impact on our results. We strive to pass along commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We do not hedge commodity risk with any market risk sensitive instruments.

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2018	1,125		$69.28	(1)	1,125	(1)	—	(1)
August 1 - August 31, 2018	—		—	(1)	—		—	(1)
September 1 – September 30, 2018	613	(2)	$73.32	(2)	—		—	(1)
Total	1,738	(1) (2)	$70.71	(1) (2)	1,125	(1)	—	(1)

(1)
On October 25, 2017, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 30, 2017. Pursuant to this authorization, we purchased 1,125 shares at an average purchase price of $69.28 per share during July 2018 (which exhausted the remaining availability under the $50.0 million repurchase authorization).

(2)
In September 2018, a total of 613 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 65 were valued at a price of $76.65, the closing trading price of our common stock on September 19, 2018, and 548 of these shares were valued at a price of $72.93 per share, the closing trading price of our common stock on September 30, 2018. Accordingly, the total 613 shares were valued at a weighted average price of $73.32. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 1st day of November, 2018.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller