Form 10-K
period 2018-12-31
ENPRO INDUSTRIES, INC
filed 2019-02-25
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2018 was $1,428,943,636. As of February 20, 2019, there were 20,783,049 shares of common stock of the registrant outstanding, which includes 188,761 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INDUSTRIES, INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of EnPro Industries, Inc., par value $0.01 per share. The term "senior notes" means the 5.875% Senior Notes due 2022 issued by the Company in September 2014 and, unless the context otherwise requires, the 5.875% Senior Notes due 2022 of the same series issued in a follow-on offering in March 2017. The term "new notes" means the 5.75% Senior Notes due 2026 issued by the Company in October 2018 and used, along with a draw on the Revolving Credit Facility, to redeem the senior notes. The term "Coltec" refers to our subsidiary Coltec Industries Inc prior to its merger with and into our OldCo, LLC subsidiary on December 31, 2016 and to its assigns and successor after such date.
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2018, we had 50 primary manufacturing facilities located in 12 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002.
Our sales by geographic region in 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(in millions)
United States	$955.5	$750.6	$682.4
Europe	292.9	292.6	289.9
Other	283.6	266.4	215.4
Total	$1,532.0	$1,309.6	$1,187.7

On June 5, 2010 (the “GST Petition Date”), three of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court") as a result of tens of thousands of pending and expected future asbestos personal injury claims. For a discussion of the effects of these proceedings on our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Overview” and Note 21, "Subsidiary Asbestos Bankruptcies" to our Consolidated Financial Statements, included in this report. Because of the filing, the results of these subsidiaries were deconsolidated from our results from the GST Petition Date until the Joint Plan (as defined below) was consummated and became effective at 12:01 a.m. on July 31, 2017.

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

GST and OldCo had combined sales for the seven months ended July 30, 2017 (that is prior to the consummation of the Joint Plan) and for the year ended December 31, 2016 as follows:

	Seven Months Ended July 30, 2017	Year Ended December 31, 2016
	(in millions)
United States	$63.1	$101.6
Europe	6.1	9.4
Other	56.7	84.8
Total	$125.9	$195.8

We maintain an Internet website at www.enproindustries.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.

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

Additionally, the reconsolidation of GST and OldCo on July 31, 2017 was accounted for as a business acquisition. See Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC" to our consolidated financial statements for further information about this transaction.
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
Operations
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment. Our reportable segments are managed separately based on differences in their products and services and their end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 20 to our Consolidated Financial Statements. Item 7 contains information about sales and profits for each segment, and Note 20 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.
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
Technetics designs, manufactures and sells high performance metal seals, mechanical seals, elastomeric seals, edge-welded bellows, pedestals for semiconductor manufacturing, and a wide range of polytetrafluoroethylene (PTFE) products. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace, power generation, oil and gas, life sciences and other markets. Brands include HELICOFLEX®, BELFAB®, FELTMETAL™, BLADESAFE®, TEXOLON®, CEFILAC GPA®, VITAFLEX®, CEFIL'AIR®, and ORIGRAF®. Technetics also provides a number of value-added services, including surface and coating technologies, metal and plastics machining, fluoropolymer etching, as well as research, design, testing, and analysis for custom solutions.
Stemco designs, manufactures and sells heavy-duty truck wheel-end components and systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products, such as brake drums, automatic brake adjusters, disc brake friction, and wheel kits for both disc brake and drum brake systems; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings, other polymer bushing components, and air springs for tractor, trailer and cab suspensions; and automatic tire inflation systems, RF-based tire pressure monitoring and inflation systems and automated mileage collection devices, as well as trailer aerodynamic devices designed to increase fuel efficiency. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®, STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender®, Data Trac®, QwikKit®, Centrifuse®, Aeris™, Aeris Smart Sense™, BAT RF®, TrailerTail®, Spring Ride® and Super Cushion®.
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 32% of sales delivered to customers outside the United States in 2018. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Utility Trailer, Mack Trucks, International Truck, PACCAR, Hendrickson, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, and Flextronics. In 2018, the largest customer accounted for approximately 9% of segment revenues.
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
CPI designs, manufactures, sells and services components for reciprocating compressors and engines. These components, which include packing and wiper rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components are utilized primarily in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, EMISSIONGUARD™, ProFlo®, SAFEGUARD®, Neomag®, CVP®, XDC® POPR®, Twin Ring™, Liard™ and Proven Solutions for the Global Compression Industry™.
Customers. The Engineered Products segment sells its products to a diverse customer base worldwide, with approximately 72% of sales delivered to customers outside the United States in 2018. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2018, the largest customer accounted for approximately 2% of segment revenues.
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
Power Systems Segment
Overview. Our Power Systems segment is composed of our Fairbanks Morse business, which designs, manufactures, sells and services heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines. We market these products and services under the Fairbanks Morse® brand name. Products in this segment include licensed heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, in addition to our own designs. The reciprocating engines range in size from 700 to 31,970 horsepower and from five to 20 cylinders. These products are used in marine, oil and gas, and power generation markets. We have been building engines for over 120 years under the Fairbanks Morse® brand name and we have a large installed base of engines for which we supply aftermarket parts and service. Fairbanks Morse has been a key supplier to the U.S. Navy for medium-speed diesel engines and has supplied engines to the U.S. Navy for over 75 years.
Customers. Our Power Systems segment sells its products and services to customers worldwide, including major shipyards, municipal utilities, institutional and industrial organizations, sewage treatment plants, nuclear power plants and offshore oil and gas platforms, with approximately 15% of sales delivered to customers outside the United States in 2018. We market our products through a direct sales force of engineers in North America and through independent agents worldwide. Our representative customers include Northrop Grumman, General Dynamics, Lockheed Martin, the U.S. Navy, the U.S. Coast Guard, Electricite de France, Areva, Abbvie, and Exelon. In 2018, the largest customer accounted for approximately 14% of segment revenues.
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
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of truck and trailer fleet information systems, the development of bearing products and materials with increased load carrying capability and superior friction and wear characteristics, and the development of more efficient power systems to meet current and future emissions requirements.
Backlog
At December 31, 2018, we had a backlog of orders valued at $380.9 million compared with $377.0 million at December 31, 2017. Approximately 24% of the backlog, primarily in our Power Systems segment, is expected to be filled beyond 2019. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2018, 46 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Eighteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
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
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license patented and other proprietary technology and processes from various companies and individuals in order to broaden our product offerings. We are dependent on the ability of these third parties to diligently protect their intellectual property rights. In several cases, the intellectual property licenses are integral to the manufacture of our products and certain services we perform. A failure on the part of the licensor to protect its own intellectual property could reduce our revenues. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.  For example, Fairbanks Morse licenses technology from MAN Energy Solutions SE and its subsidiaries for a majority of the four-stroke reciprocating engines and spare parts it produces and for nearly all the new engines and parts it manufactures for use by the U.S military. The terms of the licenses vary by engine type. These licenses have been conditionally renewed for a ten-year term ending in 2029. The loss of these licenses could adversely affect our business, financial condition, results of operations and cash flows.
Employees and Labor Relations
We currently have approximately 5,900 employees worldwide in our consolidated operations. Approximately 3,200 employees are located within the U.S., and approximately 2,700 employees are located outside the U.S., primarily in Europe, Mexico, Canada and China. Approximately 24% of our U.S. employees are members of trade unions covered by four collective bargaining agreements with contract expiration dates from August 2020 to November 2021. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.

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
The markets in which we sell our products, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The prices for some of the raw materials we purchase increased in 2018. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Additionally, our Power Systems segment has entered into long-term contracts to manufacture and sell engines and generator sets which do not allow for price adjustments to recover additional costs resulting from increases in the costs of materials and components during the contract period, and accordingly material increases in relevant costs could adversely affect the profitability of these long-term contracts and the profits of that segment. Similarly, the loss of a key supplier or the unavailability of a key raw material could adversely affect our business, financial condition, results of operations and cash flows.
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
We have contingent liabilities related to discontinued operations, including previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.
Claims could arise relating to products, facilities or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, EnPro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings, Inc. subsidiary (“EnPro Holdings”), through which we hold all of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Similarly, in connection with a facility located in Water Valley, Mississippi, which was divested in 1996 and has trichloroethylene soil and groundwater contamination, EnPro has entered into an Agreed Order with the Mississippi Department of Environmental Quality requiring development and implementation of a corrective action work plan addressing both the sources of contamination at the facility and areas where the contamination has migrated, which include residential homes and commercial and local government facilities, and area homeowners, owners of commercial facilities and the local county government and possibly other private parties and individuals have filed suit against EnPro seeking recovery for alleged damage to their properties, including diminution in value. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor.
We have insurance and have established reserves related to some of these liabilities based upon our best estimates in accordance with generally accepted accounting principles in the United States. However, if our insurance coverage is depleted or our reserves are not adequate, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We conduct a significant amount of our sales activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2018, we derived approximately 38% of our net sales from sales of our products outside of the U.S. We operate 26 primary manufacturing facilities located in 11 countries, outside the U.S. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

•	unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;

•	adverse changes in foreign tax, legal and regulatory requirements;

•	difficulty in protecting intellectual property;

•
government embargoes, tariffs and trade protection measures, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products or otherwise reduce our sales and harm our business;

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
Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, tapered roller bearings manufactured at our facilities in China that are imported into the United States before re-sale to customers are currently subject to “anti-dumping” duties imposed by the U.S. Department of Commerce based on its periodic review and analysis of our manufacturing and selling activities or the manufacturing and selling activities of larger Chinese suppliers of these products. Such duties, if imposed at higher levels, could materially adversely affect the commercial competitiveness of these products, which could adversely affect the business and results of operations of our Sealing Products segment.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition, we are subject to and must comply with all applicable export controls and economic sanctions laws and embargoes imposed by the United States and other various governments. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs and increase compliance costs, and violations of these laws or regulations may subject us to fines, penalties and other sanctions, such as loss of authorizations needed to conduct aspects of our international business or debarments from export privileges. Violations of the FCPA or export controls or sanctions laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition, results of operations, and cash flows.
We intend to continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations. As we expand our international operations, we may also encounter new risks that could adversely affect our revenues and profitability. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with reputable and qualified local agents, distributors and trading companies. If we are not successful in developing these relationships, we may not be able to increase sales in these regions.
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
Our competitors may capture market share from us by selling products that claim to mirror the capabilities of our products or technology. Without sufficient protection nationally and internationally for our intellectual property, our competitiveness worldwide could be impaired, which would negatively impact our growth and future revenue. As a result, we may be required to spend significant resources to monitor and enforce our intellectual property rights.

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
Sales of new engines for use by the U.S. Navy by our Power Systems segment, which have been a significant component of that segment’s revenues, are based on the U.S. Navy’s long-term ship-building programs. Although the Power Systems segment has expanded its activities in other markets, including the sale of diesel engine generator sets for emergency back-up power at nuclear power plants in France, the resale of a German engine manufacturer's engines for use in the power generation industry in the U.S. and the introduction of its internally-developed Trident OP® engine, any decline in demand from the U.S. Navy could materially adversely affect the results of our Power Systems segment.
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
Our products are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components we supply prove to be defective. We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities, though insurance against some of the risks inherent in our operations (such as insurance covering down-stream customer product recalls) is either unavailable or available only at rates or on terms that we consider excessive. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers, including limitations on liability and indemnification. In some cases, we are unable to obtain such contractual protections, and when we do, such contractual protection may not be as broad as we desire, may not be supported by adequate insurance maintained by the customer, or may not be fully enforceable in the jurisdictions in which our customers are located. Such insurance or contractual protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim or product recall for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
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
International trends favoring “clean” energy solutions to address climate change, sustainability and other environmental concerns may present challenges to a number of industries that we supply. These trends include increasing market replacement of vehicles powered by internal-combustion engines with electric-powered vehicles and increasing implementation of solar and wind energy solutions. In some jurisdictions, these trends have been spurred by applicable government regulation (including tax incentives), and similar or additional regulations may be adopted in the future in other jurisdictions. Furthermore, technological advances may accelerate the pace of these trends. Many of the products that we manufacture are used by industries and in applications that may face challenges from, and may be adversely affected by, these trends and, as a result, the demand for certain of our current products could be similarly adversely affected by these trends. Accordingly, we are subject to risks and uncertainties with respect to these trends. While we anticipate considering these trends in the continued development and implementation of our long-term strategy, our business and results of operations could be adversely affected by these trends if they continue or accelerate at a pace that we do not anticipate.
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
The strategy of our Power Systems segment includes development and commercialization of new power systems, including the Trident OP® engine to support growth, which involves significant investment and involves various risks and uncertainties. These new products may not achieve desired commercial or financial results.
The future growth of our Power Systems segment will depend, in part, on its ability to successfully develop and commercialize new product offerings, including the opposed piston engine currently in development which is being marketed as the Trident OP® engine. Investments in developing new products such as the Trident OP® engine involve varying degrees of uncertainties and risk, including whether a new product designed to meet specific performance, cost and safety criteria can be successfully developed in a cost effective manner and our ability to internally develop, or to license or purchase from third parties, technologies critical to new product development. Commercial success of new products depends on many factors, including the levels of innovation, the development costs, the levels of competition from others developing similar or other competing products (including the duration of our exclusive use of technologies critical to our new products), our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new products. We may not achieve significant revenues from new product development investments for a number of years, if at all. Moreover, new products may not be profitable, and, even if they are profitable, our operating margins from new products may not be as high as the margins we anticipate or have experienced historically.
Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and other unforeseen business interruptions.
Our business may be negatively impacted by numerous other risks. For example, medical and healthcare costs may continue to grow faster than general inflation. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses to the extent expected or required. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes, or changes to the magnitude of costs at existing environmental sites. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a reasonable number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the vesting of restricted stock or unit grants. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.
Risks Related to Our Capital Structure
Our debt agreement and the indenture governing our senior notes impose limitations on our operations, which could impede our ability to respond to market conditions, address unanticipated capital investments and/or pursue business opportunities.
The agreement governing our senior secured revolving credit facility and the indenture governing the new notes impose limitations on our operations, such as limitations on certain restricted payments, investments, incurrence or repayment of indebtedness, and maintenance of a consolidated net leverage ratio and an interest coverage financial ratio. In addition, the indenture governing our senior notes contains limitations on certain restricted payments, investments and incurrence or repayment of indebtedness. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to fund a required repurchase of the new notes upon a change of control.
Upon a change of control, as defined under the indenture governing the new notes and includes events that may be beyond our control, the holders of the new notes have the right to require us to offer to purchase all of the new notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. In order to obtain sufficient funds to pay the purchase price of the outstanding notes, we expect that we would have to refinance the new notes. We cannot assure you that we would be able to refinance the new notes on reasonable terms, if at all. Our failure to offer to purchase all outstanding notes or to purchase all validly tendered notes would be an event of default under the indenture governing the new notes. Such an event of default may cause the acceleration of our other debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 50 primary manufacturing facilities located in 12 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Rome, Georgia	Sealing Products	Owned	175,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	171,000
Beloit, Wisconsin	Power Systems	Owned	433,000
Foreign
San Luis Potosi, Mexico	Sealing Products	Owned	388,000
Neuss, Germany	Sealing Products	Leased	146,000
Mexico City, Mexico	Sealing Products	Owned	128,000
Saint Etienne, France	Sealing Products	Owned	108,000
Suzhou, China	Engineered Products	Owned	223,500
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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
Descriptions of environmental and other legal matters are included in Item 7 of this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies” and in Note 22 to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. During 2017 and 2018, we incurred $0.1 million and $0.4 million, respectively, related to this matter. Our future remediation costs could be significantly greater than the $3.0 million we have accrued at December 31, 2018. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Onondaga Lake Superfund Site
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. In light of information made available during the course of those discussions and our continued evaluation of this matter, we determined that we have sufficient information as of the end of the fourth quarter of 2018 to estimate the low end of a reasonably possible range of loss associated with this matter, although we continue to be unable to estimate the upper end of such a range. Accordingly, for the fourth quarter of 2018, we increased our reserve for this matter by $5.0 million, to reflect an aggregate reserve of $6.5 million, which is our estimate of the low end of the reasonably possible range of loss. In light of the uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
A&B Mines
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2018 is $2.8 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.

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
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at December 31, 2018 is $4.5 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, did not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
We cannot estimate a reasonably possible range of loss from these lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss related to this matter.
Asbestos Insurance Coverage Litigation
In December 2018, we resolved legal proceedings initiated in August 2017 in the United States District Court for the Western District of North Carolina (the “District Court”) with two insurers that collectively provided $15 million of coverage under insurance policies purchased on or after January 1, 1976. The legal proceedings were initiated by one of the insurers seeking to compel arbitration of issues under its policy and, alternatively, a determination that its policy did not cover asbestos claims. We had counterclaimed, seeking a determination that the policy covers asbestos claims and that the insurer breached the terms of its policy by failing to provide coverage for these claims. We joined the second insurer in this action and sought similar relief against it.
In December 2018, we agreed to a settlement of this litigation with the two insurers which resulted in an aggregate payment to us of approximately $13.1 million and our release of claims under the policies. These legal proceedings were commenced following the consummation on July 31, 2017 of a joint plan of reorganization (the “Joint Plan”) confirmed by the District Court in proceedings under Chapter 11 of the United States Bankruptcy Code involving certain of our subsidiaries, including Garlock Sealing Technologies LLC, for resolution of claims alleging personal injury or death as a result of exposure to asbestos fibers. For a description of the Chapter 11 proceedings and the terms of the Joint Plan, see Note 21, "Subsidiary Asbestos Bankruptcies" to our Consolidated Financial Statements, which descriptions are incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable
EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Stephen E. Macadam	58	President, Chief Executive Officer and Director
Marvin A. Riley	44	Executive Vice President and Chief Operating Officer
J. Milton Childress II	61	Executive Vice President and Chief Financial Officer
Steven R. Bower	60	Senior Vice President, Controller and Chief Accounting Officer
Robert S. McLean	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Jan A. Myers	57	Vice President, Tax
William C. O'Neal	43	Senior Vice President, Strategy, Corporate Development and Investor Relations
Jon D. Rickers	45	Senior Vice President, Human Resources
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

Marvin A. Riley is currently Executive Vice President and Chief Operating Officer and has held this position since July 2017.  Mr. Riley served as President, Fairbanks Morse Engine division, from May 2012 to May 2018. Prior to that Mr. Riley served as Vice President, Manufacturing, of EnPro since December 2011. Mr. Riley served as Vice President Global Operations, GGB division, from November 2009 until November 2011 and as Vice President Operations Americas, GGB division, from July 2007 until November 2011. Prior to joining EnPro, he was an executive with General Motors Vehicle Manufacturing and held multiple positions of increasing responsibility from 1997 to 2007 within General Motors.

J. Milton Childress II is currently Executive Vice President and Chief Financial Officer and has held this position since July 2017. Mr. Childress previously served as Senior Vice President and Chief Financial Officer since March 2015, after having previously served as Vice President, Strategic Planning and Business Development since February 2006. Mr. Childress joined the EnPro corporate staff in December 2005. He was a co-founder of and served from October 2001 through December 2005 as Managing Director of Charlotte-based McGuireWoods Capital Group. Prior to that, Mr. Childress was Senior Vice President, Planning and Development of United Dominion Industries, Inc. from December 1999 until May 2001, having previously served as Vice President. Mr. Childress held a number of positions with Ernst & Young LLP’s corporate finance consulting group prior to joining United Dominion in 1992.

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

Robert S. McLean is currently Executive Vice President, a position he has held since July 2017, as well as Chief Administrative Officer, a position he has held since January 2016, and General Counsel and Secretary of EnPro, positions he has held since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining EnPro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson, P.A., which he joined in 1995, and where he chaired the firm’s corporate practice group. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).

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
As of December 31, 2018, there were 2,615 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2018	—		—		—	—
November 1 – November 30, 2018	—		—		—	—
December 1 – December 31, 2018	753	(1)	$59.98	(1)	—	—
Total	753	(1)	$59.98	(1)	—	—

(1)
In December 2018, a total of 753 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. 87 of these shares were valued at a price of $59.08 per share, the closing trading price of our common stock on December 19, 2018, and 666 of these shares were valued at a price of $60.10 per share, the closing trading price of our common stock on December 31, 2018. Accordingly, the total 753 shares were valued at a weighted average price of $59.98. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Effective on October 31, 2018, EnPro’s Board of Directors authorized the repurchase of up to $50 million of our common shares over a two-year period, which repurchases may be effected in both open market and privately negotiated transactions. The repurchase authorization, which was publicly announced on October 31, 2018, may be suspended or discontinued at any time. No repurchase transactions under this program were effected during the quarter ended December 31, 2018.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index, a group of our peers (the 2017 “Peer Group”) consisting of Actuant Corporation, Barnes Group, Inc., and Circor International, Inc., which 2017 Peer Group was used in the presentation of our performance graph included in our Annual Report on Form 10-K for the year ended December 31, 2017, and a group of peers including the three companies included in the 2017 Peer Group and Altra Industrial Motion Corp., Chart Industries, Inc., Clarcor, Inc., Columbus McKinnon Corporation, Crane Co., Curtiss Wright Corp., Graco Inc., IDEX Corporation, ITT Inc., Mueller Water Products, Inc., Nordson Corporation, Rexnord Corporation, SPX Corporation, SPX FLOW, Inc., Standex International Corporation, TriMas Corporation, Watts Water Technologies, Inc. and Woodward, Inc. (collectively, the “2018 Peer Group”). The 2018 Peer Group is composed of the companies selected by the Compensation Committee of our Board of Directors in 2018 for the purpose of developing an executive compensation benchmarking study. The Company selected this broader peer group for comparison as the number of companies in the prior selected peer group had been reduced over time as a result of acquisitions.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2013, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2013, and continuing through December 31, 2018. Past performance is not necessarily indicative of future performance.

.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2018, 2017, 2016, 2015, and 2014 has been derived from, and should be read together with, our Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018 (2)	2017 (1) (2)	2016 (1)	2015 (1)	2014 (1)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,532.0	$1,309.6	$1,187.7	$1,204.4	$1,219.3
Net income (loss)	24.6	$539.8	$(40.1)	$(20.9)	$22.0
Balance Sheet Data:
Total assets	$1,719.1	$1,886.1	$1,546.4	$1,498.8	$1,597.5
Long-term debt (including current portion)	$464.9	$618.5	$425.0	$356.3	$315.9
Notes payable to GST	$—	$—	$295.9	$283.2	$271.0
Per Common Share Data – Basic:
Net income (loss)	$1.17	$25.28	$(1.86)	$(0.93)	$0.95
Per Common Share Data – Diluted:
Net income (loss)	$1.16	$24.76	$(1.86)	$(0.93)	$0.85
Cash dividends declared per share	$0.96	$0.88	$0.84	$0.80	$—

(1)
For a discussion regarding the reconsolidation of GST and OldCo effective July 31, 2017, see Item 1, "Business-Background." For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2018, 2017, 2016, 2015, and 2014, see Item 1, "Business-Acquisitions and Dispositions."

(2) On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions that impacted us. In 2017, we recognized a provisional estimate of the impact of these tax law changes, including the remeasurement of our year-end deferred tax assets and liabilities and the mandatory one-time transition tax in our year-end income tax provision. In the third and fourth quarters of 2018, we made refinements to our calculations, as provided by SEC guidance, and in the fourth quarter of 2018, we completed our accounting for the impact.

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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 50 primary manufacturing facilities located in 12 countries, including the United States.
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
On June 5, 2010 (the “GST Petition Date”), GST filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “GST Chapter 11 Case") in the Bankruptcy Court. GST LLC is one of the businesses in our broader Garlock group and it and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary.
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
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed the OldCo Chapter 11 Case. On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
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
Pursuant to the Joint Plan, a claims resolution trust (the “Trust”) was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded with cash contributions by GST LLC and Garrison and by OldCo and by the contribution of an option (the “Option”), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (which included the right of OldCo to call the Option for payment of $20 million), and by the obligations under the Joint Plan of OldCo and of GST LLC and Garrison to make specified deferred contribution in cash no later than one year after the Joint Plan Effective Date.
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the deferred cash contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million. In a final settlement of amounts owed to the Trust, a further payment of approximately $0.5 million was made in August 2018.
The Consensual Settlement included as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Canadian provincial workers’ compensation boards (the “Provincial Boards”) resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provided for a cash settlement payment to the Provincial Boards on the fourth anniversary of the effective date of the Joint Plan, with the provincial Boards having the option of accelerating the payment discounted rate of 4.5% per annum. Prior to the Joint Plan Effective Date, the Provincial Boards provided notice of their election to accelerate the payment. After application of the discount resulting from such acceleration of payment, the settlement payment of approximately $16.7 million (U.S.) was made to the Provincial Boards on August 11, 2017.
In light of the Consensual Settlement and the Canadian Settlement, in 2016 GST revised its estimate of the ultimate costs to resolve all asbestos claims against it to reflect the amounts to be paid by it under these settlements. Because GST was not a consolidated subsidiary at that time, the accrual to reflect GST’s increased costs to resolve such claims was not included in our consolidated financial results for 2016. OldCo (then still a consolidated subsidiary) had accrued a liability at December 31, 2016 equal to its contributions to be made pursuant to the Joint Plan, with the accrual of an $80.0 million increase in its estimated liability over the amount estimated at December 31, 2015 being reflected in our consolidated financial results for 2016.
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
In the fourth quarter of 2018, we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment will discontinue the manufacturing of brake drum friction. The restructuring plan involved the shutdown of production lines that occupied a portion of Stemco’s owned manufacturing facility in Rome, Georgia. Stemco has elected to concentrate its drum friction resources specifically on formulating and sourcing and will continue to offer a full range of high-quality brake shoes using friction manufactured by approved suppliers to Stemco’s stringent quality standards.

We recorded total restructuring expenses related to the exit of approximately $15.4 million in the fourth quarter of 2018, composed primarily of non-cash charges due to the impairment of inventory, equipment and other tangible assets. Additionally, restructuring costs related to the exit expected to be incurred in the first half of 2019 include severance and other costs of approximately $0.4 million.
In the second quarter of 2018, we commenced the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  We incurred severance expenses of $3.8 million, net tangible asset write downs of $1.8 million, the write-off of customer relationship intangible assets associated with the business of $19.1 million, and other costs related to the restructuring of $0.5 million.  These transactions resulted in total net restructuring costs related to the exit of $3.5 million. We have incurred substantially all expected costs related to the exit and disposal of the assets as of December 31, 2018.
On October 17, 2018, we issued $350.0 million of aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes"). We applied the net proceeds of that offering, together with borrowings under our revolving credit facility, to redeem the outstanding $450 million of aggregate principal amount of our 5.875% Senior Notes due 2022 (the "Senior Notes"). The Senior Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Senior Notes of approximately $18.1 million in the fourth quarter of 2018.

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

For the year ended December 31, 2018, we recognized a $4.2 million increase to the loss provision. During 2018 we experienced $2.6 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the year, and a $3.5 million increase in total projected costs, partially offset by $1.9 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the year ended December 31, 2017, we recognized a decrease in the cumulative loss provision of $3.9 million, which included $8.4 million of favorability related to the strengthening of the Euro versus the U.S. Dollar, and a $5.2 million increase in total projected costs, partially offset by $0.7 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. At December 31, 2018 and 2017, the cumulative program loss recognized was $16.8 million and $12.6 million, respectively. The total projected loss on the EDF contract at December 31, 2018 and December 31, 2017 reflects cumulative foreign exchange losses due to the strengthening of the U.S. Dollar of $14.8 million and $12.2 million, respectively.

The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected to the extent any penalties apply to any late deliveries. In addition, our profitability could be adversely affected if we do not realize certain internal efficiency gains that we anticipate achieving while performing under the contract.
During 2017 and 2016, we completed a number of acquisitions and a significant disposition of a business. Please refer to “Acquisitions and Dispositions” in Item 1, "Business" for additional discussion regarding these transactions.
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2018, 2017 and 2016.
Outlook

We experienced favorable conditions in many of the markets that we serve in 2018. Nearly all of our businesses generated year-over-year sales growth, driven by continued favorable demand in many of the markets that we serve. Sales to the aerospace, food and pharmaceuticals, heavy-duty tractor and trailer, metals and mining, refining and processing, oil and gas markets, and naval engine and aftermarket grew year-over-year. This positive momentum was partially offset by challenges in Stemco’s Brake Products Group in the Sealing Products segment.
Given current macroeconomic forecasts, uncertainty regarding the impact of tariffs and trade tensions on end market demand, planned improvements in Stemco’s Brake Products Group, and anticipated weakness in semiconductor, automotive and heavy-duty truck original equipment demand we expect modest growth over the course of 2019.
We made accelerated contributions of $20 million to our U.S. defined benefit pension plan in 2018. We do not expect to be required to make any further U.S. pension contributions for at least four years. Future contribution requirements, if any, depend on pension asset returns, pension valuation assumptions, plan design, and legislative actions.
We estimate annual pension expense for the full year of 2019 will be approximately $6.7 million, of which $4.3 million is related to service costs. The annual pension expense for the full year of 2018 was $3.8 million, excluding the settlement charge discussed above, of which $4.8 million was related to service costs. The increase in total pension expense is due mainly from the impact of a lower than expected return on plan assets in 2018, causing an increase in non-service costs.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders through dividends and share repurchases. In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. No shares were repurchased during the fourth quarter of 2018. In February 2019, our board of directors approved an increase in the quarterly dividend from $0.24 to $0.25 per share.
In connection with our growth strategy, we will continue to evaluate acquisitions in 2019; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Results of Operations
The following table does not include results for GST and its subsidiaries for January 1 through July 31, 2017 and for the full year ended December 31, 2016. See Note 2 to our Consolidated Financial Statements in this Form 10-K for sales and income before taxes of GST and its subsidiaries for the post-reconsolidation period of July 31, 2017 through December 31, 2017, and for selected pro forma information of the Company as if the reconsolidation occurred effective January 1, 2016.
Additionally, segment profit, corporate expenses and other expense, net for the years ended December 31, 2017 and 2016 were recast to reflect the retrospective application of a standard adopted in the first quarter of 2018 that affects the classification of the components of pension and other postretirement benefits expense other than service cost.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Sales
Sealing Products	$954.4	$804.3	$705.6
Engineered Products	323.9	301.1	277.1
Power Systems	257.9	208.2	208.3
	1,536.2	1,313.6	1,191.0
Intersegment sales	(4.2)	(4.0)	(3.3)
Total sales	$1,532.0	$1,309.6	$1,187.7
Segment Profit
Sealing Products	$85.2	$90.4	$82.3
Engineered Products	40.1	30.1	12.8
Power Systems	29.3	29.4	17.7
Total segment profit	154.6	149.9	112.8
Corporate expenses	(32.7)	(34.2)	(29.8)
Asbestos settlement	—	—	(80.0)
Interest expense, net	(27.3)	(49.4)	(55.1)
Gain on reconsolidation of GST and OldCo	—	534.4	—
Other expense, net	(48.0)	(23.2)	(16.6)
Income (loss) before income taxes	$46.6	$577.5	$(68.7)

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

Other expense, net in the table above contains all items included in other (operating) expense and other expense, net on our Consolidated Statements of Operations for the years ending December 31, 2018, 2017, and 2016 with the exception of $19.3 million, $5.1 million and $13.4 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the years ending December 31, 2018, 2017, and 2016 also includes $2.6 million, $2.2 million, and $3.7 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2018 Compared to 2017

Sales of $1,532.0 million in 2018 increased 17.0% from $1,309.6 million in 2017. The following table summarizes the impact of acquisitions, including the reconsolidation of GST and OldCo, and foreign currency on sales by segment:

Sales	Percent Change 2018 vs. 2017
increase/(decrease)	Acquisitions	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.4%	8.3%	1.1%	7.2%	17.0%
Sealing Products	0.7%	13.7%	0.7%	3.6%	18.7%
Engineered Products	—%	0.3%	2.8%	4.5%	7.6%
Power Systems	—%	(0.3)%	—%	24.2%	23.9%

Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for 2018 compared to 2017:

•	Acquisition of Qualiseal Technology in the second quarter of 2017 in the Sealing Products segment; and

•	Acquisition of Commercial Vehicle Components Co., Ltd. in the fourth quarter of 2017 in the Sealing Products segment

Following is a discussion of operating results for each segment during 2018 compared to 2017:

Sealing Products. Sales of $954.4 million in 2018 reflect a 18.7% increase compared to the $804.3 million reported in 2017. Sales to third parties from the reconsolidated GST businesses were $190.0 million in 2018 and $75.7 million in 2017. Excluding these sales, the benefit of acquisitions ($5.7 million) and favorable foreign exchange translation ($5.0 million), sales were up 3.6% or $25.1 million. We experienced continued strength in the aerospace, food and pharmaceutical, heavy-duty tractor and trailer builds, and metals and mining markets. This positive momentum was partially offset by softness in nuclear demand and our exit of the industrial gas turbine market earlier in the year.

Segment profit of $85.2 million in 2018 decreased 5.8% from $90.4 million reported in 2017. Operating margins for the segment decreased from 11.2% in 2017 to 8.9% in 2018. Segment profit from the reconsolidated GST businesses was $5.1 million in 2017 compared to $29.9 million in 2018. Excluding this impact, a year-over-year increase in restructuring costs ($17.5 million), the favorable year-over-year impact of acquisitions and acquisition-related costs ($3.2 million), and favorable foreign exchange translation ($0.7 million), segment profit decreased $16.0 million, or 17.0% compared to the prior year. Segment profit was negatively impacted by unfavorable mix impact ($6.7 million) driven mainly by a lower mix of aftermarket sales to total sales in the heavy-duty trucking market, increased material procurement costs due to higher metals prices ($7.8 million) in our heavy-duty trucking business, and by increased manufacturing costs ($15.5 million) driven by higher freight expenses and increased costs in brake drum friction manufacturing. Segment profit was also impacted by higher warranty charges ($7.6 million) associated with two products sold by our heavy-duty trucking business. These impacts were partially offset by increased pricing ($3.9 million) and reduced selling, general, and administrative costs ($1.9 million) as well as the aforementioned impact of increased sales volume and a favorable legal settlement in the heavy-duty truck business ($3.6 million).

Engineered Products. Sales in 2018 increased 7.6% to $323.9 million from $301.1 million reported in 2017. Sales to third parties from the reconsolidated GST businesses were $1.3 million in 2018 and $0.4 million in 2017. Excluding these sales and the impact of favorable foreign exchange translation ($8.4 million), sales were up 4.5% or $13.5 million primarily due to strength in the general industrial and European oil and gas markets, while sales in North American automotive were down relative to the prior year.

Segment profit in 2018 was $40.1 million compared to $30.1 million in 2017, an increase of $10.0 million, or 33.2%. Operating margins for the segment were 12.4%, which was up from the 10.0% reported for 2017. Segment profit from the reconsolidated GST businesses increased from $0.1 million in 2017 to $0.4 million in 2018. Excluding this impact, the impact of favorable foreign exchange translation ($2.2 million), decreased restructuring costs ($0.8 million), segment profit increased $6.8 million, or 21.5%, driven mainly by the aforementioned sales volume increase partially offset by a change in the product mix and decreased pricing.

Power Systems. Sales of $257.9 million in 2018 increased $49.7 million, or 23.9%, from $208.2 million in 2017. Sales to third parties from the reconsolidated GST businesses were $5.7 million in 2018 and $5.1 million in 2017. Excluding these sales, sales increased by $49.2 million, or 24.2%. The increase was driven by record aftermarket parts and services sales, as well as a modest increase in engine revenue.

The segment reported a profit of $29.3 million in 2018 compared to $29.4 million in 2017, a decrease of 0.3%. Operating margins for the segment were 11.4% in 2018 compared with 14.1% in 2017. Segment profit from the reconsolidated GST businesses increased from $1.3 million in 2017 to $1.4 million in 2018. Excluding the profit from reconsolidated GST businesses, the year over year unfavorable impact of foreign exchange on the EDF contract ($11.8 million), and restructuring costs incurred in 2018 ($0.2 million), segment profit increased $11.8 million, or 62.3%. This was mainly due to higher-margin aftermarket parts and service sales driving a more favorable product mix ($11.5 million), an increase in gross margin from engine contracts ($3.9 million), and increases in pricing of products sold ($3.2 million), partially offset by higher warranty expenses ($0.9 million), higher depreciation of fixed assets ($2.4 million), and higher incentive compensation levels ($1.4 million).

Corporate expenses for 2018 decreased $1.5 million as compared to 2017. The decrease was driven primarily by lower incentive compensation costs ($3.0 million), decreased share-based compensation costs for awards recognized at fair value due to the year-to-date decrease in our common stock share price ($2.5 million), partially offset by increased salary, medical, and other insurance costs ($1.9 million), increased information technology costs ($1.5 million), and increased tax consulting and related costs ($0.7 million).

Interest expense, net in 2018 decreased by $22.1 million as compared to 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.

Other expense, net in 2018 increased by $24.8 million as compared to 2017, due mainly to a $12.8 million expense in 2018 due to a pension settlement, an $18.1 million expense in 2018 for extinguishment of debt upon the redemption of the Senior Notes, and a $4.7 million increase in year-over-year expenses related to environmental and other ongoing obligations of previously owned businesses, partially offset by a $10.1 million expense in 2017 related to the ATD intangible impairment.

Income tax expense in 2018 and 2017 were $22.0 million and $37.7 million, respectively, and the effective tax rates for 2018 and 2017 were 47.3% and 6.5%, respectively.

The effective tax rate for 2018 was higher than the U.S. federal statutory income tax rate of 21.0% partly due to provisions of the 2017 Tax Cuts and Jobs Act (“Tax Act”) that were introduced in 2018, including the tax on global intangible low-taxed income (“GILTI”). The effect of these new provisions resulted in a $5.6 million increase in tax expense. In addition, we made refinements to our 2017 provisional estimate and recorded an adjustment for prior benefits associated with domestic production activities to incorporate the impact of additional IRS guidance regarding modifications to the transition tax and further analysis of our year-end data. These resulted in a tax charge of $4.6 million. We were also impacted by foreign earnings in higher tax rate jurisdictions.

The effective tax rate for 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to the significant non-taxable gain associated with the reconsolidation of GST and OldCo. This reduction in the rate was partially offset by a $51.5 million tax charge associated with the step-up of GST and OldCo’s net assets to fair value upon reconsolidation. In addition, the Tax Act resulted in a $30.9 million provisional net benefit recorded to income tax expense in the fourth quarter. This provisional amount was comprised of a $35.0 million provisional tax benefit related to the remeasurement of deferred tax assets and liabilities, a $53.9 million provisional tax charge for the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries, and a $43.5 million provisional tax benefit for foreign tax credits related to the transition tax that will be utilized to offset our future tax liability due to the current year tax loss generated by the funding of the Trust. As a result of the Tax Act, we also implemented tax planning strategies in the fourth quarter of 2017 resulting in an additional provisional tax benefit of $6.3 million.

Net income was $24.6 million, or $1.16 per share, in 2018 compared to net income of $539.8 million, or $24.76 per share, in 2017.
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
Segment profit, management’s primary measure of how our operations perform, increased 32.9% to $149.9 million in 2017 from $112.8 million in 2016. See below for a discussion of the factors driving the change in segment profit for each of our reportable segments.
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
Segment profit increased 9.8% to $90.4 million in 2017 from $82.3 million in 2016. Segment profit from the reconsolidated GST businesses was $5.8 million. Excluding this impact, the unfavorable year-over-year impact of acquisitions net of divestitures ($1.1 million, inclusive of the $2.5 million impact of a reduction of an earnout accrual in the prior year associated with the segment's previous acquisition of Fabrico), unfavorable foreign exchange ($0.3 million) and increased restructuring costs ($0.2 million), segment profit increased $3.7 million or 4.4%. The increase was driven primarily by the contribution from higher sales (approximately $11 million) and lower general and administrative costs ($4.2 million) partially attributable to cost savings initiatives in the second half of 2016, offset in part by increased manufacturing costs ($4.6 million), a litigation reserve of $0.7 million established in the fourth quarter of 2017 and increased incentive compensation cost ($8.2 million) due to higher incentive plan attainment levels in 2017. Operating margins for the segment decreased to 11.2% in 2017 from 11.7% in 2016.
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
Segment profit increased 135.2% to $30.1 million in 2017 from $12.8 million in 2016. Segment profit from the reconsolidated GST businesses was $0.1 million. Excluding this impact, the year-over-year impact of restructuring costs incurred in both years ($5.3 million lower in 2017) associated with actions initiated across the company in 2016, along with the favorable effect of foreign exchange ($0.2 million), segment profit increased $11.7 million or 59.4%. The increased sales volume in 2017 contributed approximately $15 million to segment profit, along with cost savings of $4.6 million attributable to the above-mentioned restructuring actions. These impacts were partially offset by increased incentive compensation expense associated with higher 2017 attainment levels under incentive plans ($3.8 million), the above-mentioned price decreases ($2 million), and increased medical and dental expenses ($1.1 million). Operating margins for the segment increased to 10.0% in 2017 from 4.6% in 2016.
Power Systems. Sales decreased slightly to $208.2 million in 2017 from $208.3 million in 2016. Sales to third parties from the reconsolidated GST businesses were $5.1 million. Excluding these sales, engine and aftermarket parts and services volume were both slightly down from 2016. Pricing increases for 2017 mitigated the effect of lower volume by approximately $6 million.
Segment profit increased 66.1% to $29.4 million in 2017 from $17.7 million in 2016. Segment profit from the reconsolidated GST businesses was $1.3 million. Segment profit also benefited from $3.9 million in net decreases to the loss reserve on the EDF contract in 2017, compared to $7.6 million in increases to the reserve in the prior year. The 2017 benefit consisted of $9.1 million of favorability due to the strengthening of the Euro relative to the U.S. Dollar, offset by a $5.2 million increase in total projected costs. The 2016 year loss consisted of $3.5 million due to the strengthening of the U.S. Dollar versus the Euro in 2016 and $4.1 million associated with increased total projected costs. The year 2016 also included $3.0 million of charges associated with the resolution of a legal matter and $0.4 million of restructuring costs. Aside from these impacts, segment profit decreased from 2016 due to lower margins on engine contracts ($7.9 million), unfavorable sales mix ($4.9 million) due to the lower proportion of aftermarket parts sales to total sales in the current year, increased medical and dental expenses ($0.8 million), and the overall sales volume decrease, offset by the impact of the above-mentioned price increases. The decrease in engine margins was due to higher production of zero margin engines under the EDF contract in 2017 and another contract where the costs to complete exceeded total revenues, and to higher manufacturing costs in comparison to 2016.
Operating margins for the segment increased to 14.1% in 2017 from 8.5% in 2016.
Corporate expenses for 2017 increased by $4.4 million compared to 2016. The increase was primarily driven by increased incentive compensation costs ($7.2 million) attributable to higher annual and long-term incentive plan attainment levels in 2017, offset by decreased employment costs resulting from restructuring activities initiated in 2016 ($1.3 million) and the year-over-year impact of the restructuring charges taken in 2016 ($2.8 million) associated with these initiatives.
Net interest expense in 2017 was $49.4 million compared to $55.1 million in 2016. The overall decrease of $5.7 million was due mainly to the resolution of our notes payable to GST as a result of the reconsolidation of GST in July 2017, offset by slightly higher average outstanding indebtedness to non-related parties in 2017 as compared to 2016.
Other expense, net in 2017 was $23.2 million compared to $16.6 million in 2016. The increased expense was due to the ATDynamics' intangible asset impairment of $10.1 million in 2017 partially offset by lower management fees to GST as a result of its reconsolidation in July 2017 and by lower costs associated with previously divested businesses.
Income tax expense in 2017 was $37.7 million, resulting in an annual effective tax rate of 6.5%. This is compared to $28.6 million of tax benefit in 2016, which resulted in an annual effective tax rate of 41.7%. The significant reduction in the 2017 tax rate was primarily due to the $534.4 million non-taxable gain on the reconsolidation of GST and OldCo. This reduction was partially offset by a $51.5 million tax charge associated with the step-up of GST and OldCo’s net assets to fair value upon reconsolidation. In addition, the Tax Act resulted in a $30.9 million provisional net benefit recorded to income tax expense in the fourth quarter. This provisional amount represented a reasonable estimate of the impact and was comprised of a $35.0 million provisional tax benefit related to the remeasurement of deferred tax assets and liabilities, a $53.9 million provisional tax charge for the mandatory one-time transition tax on accumulated earnings of our foreign subsidiaries, and a $43.5 million provisional tax benefit for foreign tax credits related to the transition tax that will be utilized to offset our future tax liability due to the current year tax loss generated by the funding of the Trust. As a result of the Tax Act, we also implemented tax planning strategies in the fourth quarter of 2017 resulting in an additional provisional tax benefit of $6.3 million.

The effective tax rates in 2017 (without the unusual items discussed above) and 2016 were impacted by earnings in lower rate foreign jurisdictions where a significant portion of our income was taxed. In addition, we have historically recognized a benefit for income tax incentives such as the U.S. deduction for domestic production activities ($1.2 million in 2016) and credits for research and development ($1.1 million in 2017 and $2.2 million in 2016). In 2017, we did not recognize a benefit from the U.S. deduction for domestic production activities due to the tax loss generated by the funding of the Trust.
Net income was $539.8 million, or $24.76 per share, in 2017 compared to a net loss of $40.1 million, or $1.86 per share, in 2016. Earnings/loss per share is expressed on a diluted basis.
Restructuring and Other Costs
We incurred $22.4 million, $5.1 million and $13.4 million of restructuring costs during the years ended December 31, 2018, 2017 and 2016, respectively.
In 2018, we commenced and completed the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts and we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment discontinued the manufacturing of brake drum friction. Substantially all costs associated with these initiatives were incurred in 2018, with the exception of severance costs related to our exit of the manufacturing of brake drum friction occurring in January 2019. Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring activities totaled 107 administrative and manufacturing positions. In January 2019, workforce reductions related to the exit from brake drum friction manufacturing was 15 manufacturing positions.
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

Please see the "Overview and Outlook" section of Management's Discussion and Analysis and Note 6 to our consolidated financial statements for further information.
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
As of December 31, 2018, we held $2.3 million of cash and cash equivalents in the United States and $127.3 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100% dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In addition, as of December 31, 2018, we had a net current income tax receivable totaling $41.3 million, which includes $36.4 million arising from the carryback of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years and the resulting amendment of those tax returns.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $216.5 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2018, we repatriated $125.4 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.
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
The net operating loss (“NOL”) resulting from the 2017 deduction was carried back to offset federal taxable income reported in the preceding ten years. We filed an initial carryback claim in May 2018 and received federal refunds totaling $96.9 million ($95.8 million in June 2018 and $1.1 million in July 2018). We filed our final carryback claim in November 2018, and expect an additional federal refund of $17.1 million. In addition, amended income tax returns for the preceding ten years were filed in December 2018 to capture foreign tax credits freed up during the carryback period, and we expect federal refunds from those returns totaling $19.3 million. The carryback claim and the amended returns have also freed up an additional $26.6 million in foreign tax credits, of which approximately half will be utilized to offset our 2018 federal tax liability with the balance utilized to reduce taxes in future periods.
Cash Flows
Operating activities provided cash in the amount of $226.4 million, $46.6 million and $64.5 million in 2018, 2017 and 2016, respectively. The increase in operating cash flows in 2018 versus 2017 was primarily attributable to a decrease in asbestos payments in 2018 ($95.0 million) and an increase in income tax refunds relating to the asbestos settlement payments ($84.3 million). The decrease in operating cash flows in 2017 versus 2016 was primarily attributable to asbestos payments, net of insurance receipts ($68.9 million) associated with the payment to the Provincial Boards in the third quarter and the funding of the Trust in the fourth quarter of 2017. This effect was offset by contributions from higher segment profit in ($38.5 million) 2017 compared to the prior year, including $7.2 million of segment profit from the reconsolidated GST entities, and lower cash paid for interest and taxes ($7.4 million).
We used $26.0 million, $97.7 million, and $61.4 million of cash in 2018, 2017 and 2016, respectively, for investing activities. In 2018, we increased our capital expenditures to $62.6 million compared to $41.0 million in 2017. These were offset in 2018 by $30.7 million in proceeds from sales of fixed assets, mostly from the sale of the land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment and $9.3 million received as the result of settling derivative contracts. Additionally, the comparable prior year included cash paid for acquisitions $44.6 million and the net $8.9 million negative impact of the various deconsolidation and reconsolidation activities of GST and OldCo in 2017. In 2017, we used $44.6 million, net of cash acquired, to fund acquisitions as opposed to $28.5 million, net of cash acquired, in 2016. Refer to “Acquisitions and Dispositions” in Part I, Item 1 – “Business” for

additional discussion regarding these transactions. Additionally, we made a $45.2 million capital contribution to OldCo during the time in which it was deconsolidated from EnPro in order to fund OldCo's initial $50 million payment in July 2017 to the Trust. This funding was partially offset by $36.3 million in net cash increases associated with the deconsolidation of OldCo in the first quarter of 2017 and the reconsolidation of GST and OldCo in the third quarter of 2017. We sold two non-strategic businesses, Franken Plastic in our Sealing Products segment and CPI Thailand in our Engineered Products segment in 2016, receiving a combined $3.7 million, and also received $2.9 million previously in escrow as part of our sale of GRT in 2014. Capital expenditures in 2017 were $5.2 million higher than in 2016, mainly due to facility upgrades and investments to support development of a new opposed-piston engine design in our Power Systems segment.
Financing activities used $252.4 million in cash in 2018, primarily from $118.4 million in redemption of the Senior Notes, net of the net proceeds from the issuance of the New Notes, $56.8 million in net repayments on our revolving credit facility, $50.0 million in cash used to repurchase stock, and $20.3 million in dividends paid. Funding for this activity was mainly derived from the previously discussed tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries. Financing activities provided $118.5 million in 2017, primarily from the net proceeds from the issuance of follow-on tranche of the Senior Notes in March ($149.2 million), offset by a payment on the GST notes during the time in which GST was deconsolidated from EnPro ($45.2 million) that contributed to GST's initial funding of the Trust, net borrowings on our revolving credit facility ($43.5 million), and by cash paid to repurchase shares ($11.5 million) and for dividends ($19.0 million). Financing activities provided $22.0 million in 2016 primarily from net borrowings on our revolving credit facility of $67.7 million, offset by cash used for share repurchases of $30.4 million, and dividends paid ($18.1 million).
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

•
substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, certain owned real estate and related fixtures, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash) of the Company and its domestic, consolidated subsidiaries.

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
We were in compliance with all covenants of the Revolving Credit Facility as of December 31, 2018.
The borrowing availability under our Revolving Credit Facility at December 31, 2018 was $217.4 million after giving consideration to $15.9 million of outstanding letters of credit and $116.7 million of outstanding borrowings.
Senior Notes. In September 2014, we completed an offering of $300 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the “Initial Senior Notes”). We issued the Initial Senior Notes net of an original issue discount of $2.4 million.
The Initial Senior Notes were unsecured, unsubordinated obligations of EnPro and were scheduled to mature on September 15, 2022. Interest on the Initial Senior Notes accrued at a rate of 5.875% per annum and was payable semi-annually in cash in arrears on March 15 and September 15 of each year. The debt discount was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 6.00%.
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the Additional Notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contained the same provisions as the Initial Senior Notes. The debt premium was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 5.66%.
On October 17, 2018, we completed the offering of $350 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450 million aggregate principal amount of the outstanding Initial Senior Notes and the Additional Notes. The Initial Senior Notes and Additional Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Initial Senior Notes and Additional Notes of approximately $18.1 million in the fourth quarter of 2018.
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
In October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. During 2018, we repurchased 0.7 million shares for $50.0 million under this program.
In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. No shares were repurchased during the fourth quarter of 2018.
Dividends
On January 13, 2015, our Board of Directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2018, the Board declared a dividend of $0.24 per share in each quarter, and on February 13, 2019 we announced that the Board had increased the quarterly dividend to $0.25 per share, commencing with the dividend to be paid on March 20, 2019 to all shareholders of record as of March 6, 2019. Each of the agreements governing the Revolving Credit Facility and the indenture governing the New Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Revolving Credit Facility and $60.0 million per year under the indenture governing the New Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the New Notes to permit the payment of dividends in excess of the respective basket amount.
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
Revenue Recognition
For the Sealing Products and Engineered Products segments, by far the largest stream of revenue is product revenue for shipments of the various products discussed further in Note 20, "Business Segment Information", to our consolidated financial statements, along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.

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
Pensions and Postretirement Benefits
We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 16, "Pensions and Post-Retirement Benefits," to the consolidated financial statements for a discussion of pension and postretirement benefits.
Income Taxes
We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards.

Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.
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
To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projecting revenues, interest rates, our weighted average cost of capital, royalty rates and tax rates. For the market approach, we chose a group of 20 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.
Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook” as well as Notes 1 and 11 to the Consolidated Financial Statements.
Impact of Pending Accounting Pronouncements
See Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance," to our consolidated financial statements for a discussion of recently issued accounting guidance that we have not yet adopted.
Contingencies
General
A description of certain environmental and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.

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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the Coltec Restructuring. The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, we withdrew from the Cooperating Parties Group but remain a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. During 2017 and 2018, we incurred $0.1 million and $0.4 million, respectively, related to this matter. Our future remediation costs could be significantly greater than the $3.0 million we have accrued at December 31,2018. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. In light of information made available during the course of those discussions and our continued evaluation of this matter, we determined that we have sufficient information as of the end of the fourth quarter of 2018 to estimate the low end of a reasonably possible range of loss associated with this matter, although we continue to be unable to estimate the upper end of such a range. Accordingly, for the fourth quarter of 2018, we increased our reserve for this matter by $5.0 million, to reflect an aggregate reserve of $6.5 million, which is our estimate of the low end of the reasonably possible range of loss. In light of the uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2018 is $2.8 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we developed an alternate remedial approach which has been approved by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant.
Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations biweekly and has been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017.
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at December 31, 2018 is $4.5 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, did not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
We cannot estimate a reasonably possible range of loss from these lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss related to this matter.
In 2018, in addition to the accruals described above, we accrued $1.1 million in liabilities to reflect our estimated costs to reflect our most current estimate of costs for continued remediation at two sites based upon a reassessment of the expected duration of remedial activities at each of those sites. As of December 31, 2018 and 2017, we had accrued liabilities of $31.1 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies.
Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 19 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 22 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the following section titled “Crucible Steel Corporation a/k/a Crucible, Inc.”
Crucible Steel Corporation a/k/a Crucible, Inc.
Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of Coltec until 1983 when its assets and liabilities were distributed to a new Coltec subsidiary, Crucible Materials Corporation. Coltec sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations. We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, related to Coltec’s period of ownership of Crucible. Based on Coltec’s prior ownership of Crucible, we may have certain other contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 22 to the Consolidated Financial Statements for information about certain liabilities relating to Coltec’s ownership of Crucible.

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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(in millions)
Balance at beginning of year	$5.3	$5.0	$4.8
Charges to expense	10.8	2.6	4.4
Settlements made	(4.4)	(2.3)	(4.2)
Balance at end of year	$11.7	$5.3	$5.0

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
Asbestos Insurance Matters
Under the Consensual Settlement and Joint Plan described above in "Overview and Outlook," GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million.
At December 31, 2018, approximately $12.6 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $12.6 million of solvent insurance coverage is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $12.6 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2019 – $10.1 million
2020 – $2.5 million
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $12.6 million million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Off Balance Sheet Arrangements
Lease Agreements
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets from time to time if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. As of December 31, 2018, approximately $37.2 million of future minimum lease payments were outstanding under these agreements. See Note 22, “Commitments and Contingencies – Other Commitments,” to the Consolidated Financial Statements for additional disclosure.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2018, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$470.0	$2.4	$0.6	$116.9	$350.1
Interest on long-term debt	163.6	22.6	40.3	40.3	60.4
Operating leases	37.2	11.5	15.2	7.8	2.7
Other liabilities	35.7	16.9	7.0	5.0	6.8
Total	$706.5	$53.4	$63.1	$170.0	$420.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the senior notes. In our Consolidated Balance Sheet, this amount is shown net of a debt discount of $5.1 million. Additional discussion regarding the senior notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 13, "Long-Term Debt," to the consolidated financial statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
Payments for other liabilities are estimates of amounts to be paid for environmental and other retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2018. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 22, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 16, "Pension and Post-Retirement Benefits," to the consolidated financial statements.

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2018. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$2.4	$0.3	$0.3	$0.1	$0.1	$350.1	$353.3	$345.4
Average interest rate	5.0%	5.3%	5.3%	5.3%	5.3%	5.8%	5.8%
Additionally, we had $116.7 million of outstanding borrowings on our revolving credit facility as of December 31, 2018, which has a variable interest rate. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $7.7 million and $0.5 million as of December 31, 2018 and 2017, respectively.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
Based on our assessment, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
In addition, no change in our internal control over financial reporting has occurred during the quarter ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Section 16(a) beneficial ownership reporting compliance” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2018, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	497,841(1)	$42.24(2)	937,002
Equity compensation plans not approved by security holders	—	—	—
Total	497,841(1)	$42.24(2)	937,002

(1)
Includes shares issuable under restricted share unit awards and under performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2016 – 2018 performance cycle and at the maximum levels payable for the 2017 – 2019 and 2018 – 2020 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices – Director compensation” and “Executive compensation – Grants of plan based awards – LTIP awards” in our definitive proxy statement for the 2019 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 appears on page 110.
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

4.1
Form of certificate representing shares of common stock, par value $0.01 per share, of EnPro Industries, Inc. (incorporated by reference to Amendment No. 4 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

4.2
Indenture dated as of October 17, 2018 among EnPro Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 17, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amended and Restated Credit Agreement dated as of June 28, 2018 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Registration Rights Agreement dated as of October 17, 2018 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, EnPro Holdings, Inc., EnPro Learning Systems, LLC, Fairbanks Morse, LLC, Garlock Hygienic Technologies, LLC, Garlock International, Inc., Garlock Overseas Corporation, Garlock Pipeline Technologies, Inc., Garlock Sealing Technologies, LLC, Garrison Litigation Management Group, Ltd., GGB, Inc., GGB LLC, Qualiseal Technology, LLC, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC, Technetics Group Oxford, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 17, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.3
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.4+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.5+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+	EnPro Industries, Inc. Management Stock Purchase Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 2, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8*+	Amendment to EnPro Industries, Inc. Management Stock Purchase Deferral Plan

10.9+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)) ((this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and William C. O'Neal entered into on July 28, 2015)

10.28+
Management Continuity Agreement dated as of April 5, 2017 between EnPro Industries, Inc. and Jon D. Rickers (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney for Kees van der Graaf

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 25th day of February, 2019.

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

Signatures	Title	Date

/s/ Stephen E. Macadam	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2019
Stephen E. Macadam

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2019
J. Milton Childress II

/s/ David L. Hauser	Chairman of the Board and Director	February 25, 2019
David L. Hauser*

/s/ Thomas M. Botts	Director	February 25, 2019
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 25, 2019
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	February 25, 2019
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	February 25, 2019
Diane C. Creel*

/s/ Adele M. Gulfo	Director	February 25, 2019
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	February 25, 2019
Kees van der Graaf*

/s/ John Humphrey	Director	February 25, 2019
John Humphrey*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018, 2017 and 2016
(in millions, except per share data)

	2018	2017	2016
Net sales	$1,532.0	$1,309.6	$1,187.7
Cost of sales	1,053.0	865.3	791.9
Gross profit	479.0	444.3	395.8
Operating expenses:
Selling, general and administrative	340.4	325.7	302.7
Asbestos settlement	—	—	80.0
Other	21.3	16.9	15.6
Total operating expenses	361.7	342.6	398.3
Operating income (loss)	117.3	101.7	(2.5)
Interest expense	(28.5)	(50.9)	(55.9)
Interest income	1.2	1.5	0.8
Gain on reconsolidation of GST and OldCo	—	534.4	—
Other expense	(43.4)	(9.2)	(11.1)
Income (loss) before income taxes	46.6	577.5	(68.7)
Income tax benefit (expense)	(22.0)	(37.7)	28.6
Net income (loss)	$24.6	$539.8	$(40.1)
Basic earnings (loss) per share	$1.17	$25.28	$(1.86)
Diluted earnings (loss) per share	$1.16	$24.76	$(1.86)
Cash dividends per share	$0.96	$0.88	$0.84

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Net income (loss)	$24.6	$539.8	$(40.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	14.4	(16.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(12.7)	5.2	(7.8)
Pension settlement loss	12.7	—	—
Amortization of pension and post-retirement benefits included in net income (loss)	5.5	7.7	6.9
Other comprehensive income (loss), before tax	5.2	27.3	(17.2)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2.3)	(4.8)	0.4
Other comprehensive income (loss), net of tax	2.9	22.5	(16.8)
Comprehensive income (loss)	$27.5	$562.3	$(56.9)

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$24.6	$539.8	$(40.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	39.1	32.7	30.4
Amortization	34.6	31.1	26.7
Gain on reconsolidation of GST and OldCo	—	(534.4)	—
Asbestos settlement	—	—	80.0
Loss on extinguishment of debt	18.1	—	—
Deferred income taxes	4.9	35.9	(30.0)
Stock-based compensation	6.5	9.5	5.1
Other non-cash adjustments	16.1	15.0	1.1
Change in assets and liabilities, net of effects of acquisitions, deconsolidation, and reconsolidation of businesses:
Asbestos liabilities	(0.5)	(95.5)	—
Asbestos insurance receivables	29.9	26.6	—
Accounts receivable, net	(29.6)	(35.7)	3.0
Inventories	(35.5)	7.9	2.4
Accounts payable	7.5	20.5	(2.9)
Income taxes, net	93.9	(9.9)	(16.4)
Other current assets and liabilities	9.4	8.8	6.4
Other non-current assets and liabilities	7.4	(5.7)	(1.2)
Net cash provided by operating activities	226.4	46.6	64.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(62.6)	(41.0)	(35.8)
Payments for capitalized internal-use software	(3.4)	(3.7)	(4.1)
Proceeds from sale of business	—	—	6.6
Payments for acquisitions, net of cash acquired	—	(44.6)	(28.5)
Reconsolidation of GST and OldCo	—	41.1	—
Deconsolidation of OldCo	—	(4.8)	—
Capital contribution to OldCo	—	(45.2)	—
Receipts from settlements of derivative contracts	9.3	—	—
Proceeds from sale of property, plant and equipment	30.7	0.5	0.4
Net cash used in investing activities	(26.0)	(97.7)	(61.4)
FINANCING ACTIVITIES
Proceeds from debt	1,014.7	635.7	350.8
Repayments of debt, including premiums to par value	(1,184.9)	(484.3)	(278.1)
Repurchase of common stock	(50.0)	(11.5)	(30.4)
Dividends paid	(20.3)	(19.0)	(18.1)
Other	(11.9)	(2.4)	(2.2)
Net cash provided by (used in) financing activities	(252.4)	118.5	22.0
Effect of exchange rate changes on cash and cash equivalents	(7.7)	10.4	(17.0)
Net increase (decrease) in cash and cash equivalents	(59.7)	77.8	8.1
Cash and cash equivalents at beginning of year	189.3	111.5	103.4
Cash and cash equivalents at end of year	$129.6	$189.3	$111.5
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$33.3	$46.4	$41.0
Income taxes, net of refunds received	$(77.5)	$6.8	$19.6
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$10.8	$7.2	$5.4
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in millions, except share amounts)

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$129.6	$189.3
Accounts receivable, less allowance for doubtful accounts of $4.1 in 2018 and of $4.7 in 2017	286.6	261.7
Inventories	233.1	204.1
Income tax receivable	49.5	113.2
Prepaid expenses and other current assets	33.2	51.3
Total current assets	732.0	819.6
Property, plant and equipment, net	301.2	296.9
Goodwill	333.7	336.1
Other intangible assets, net	297.3	347.0
Other assets	54.9	86.5
Total assets	$1,719.1	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.4	$0.2
Accounts payable	139.2	130.7
Accrued expenses	145.5	137.2
Total current liabilities	287.1	268.1
Long-term debt	462.5	618.3
Other liabilities	106.8	96.9
Total liabilities	856.4	983.3
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,929,218 shares at December 31, 2018 and 21,517,554 shares at December 31, 2017	0.2	0.2
Additional paid-in capital	301.0	347.9
Retained earnings	608.3	604.4
Accumulated other comprehensive loss	(45.5)	(48.4)
Common stock held in treasury, at cost – 189,514 shares at December 31, 2018 and 191,838 shares at December 31, 2017	(1.3)	(1.3)
Total shareholders’ equity	862.7	902.8
Total liabilities and equity	$1,719.1	$1,886.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017 and 2016
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	21.9	$0.2	$372.5	$142.5	$(54.1)	$(1.3)	$459.8
Net loss	—	—	—	(40.1)	—	—	(40.1)
Other comprehensive loss	—	—	—	—	(16.8)	—	(16.8)
Dividends	—	—	—	(18.1)	—	—	(18.1)
Share repurchases	(0.6)	—	(29.7)	—	—	—	(29.7)
Incentive plan activity	0.1	—	3.7	(0.3)	—	—	3.4
Balance, December 31, 2016	21.4	0.2	346.5	84.0	(70.9)	(1.3)	358.5
Adoption of share-based payment accounting standard	—	—	0.5	(0.3)	—	—	0.2
Net income	—	—	—	539.8	—	—	539.8
Other comprehensive income	—	—	—	—	22.5	—	22.5
Dividends	—	—	—	(19.1)	—	—	(19.1)
Share repurchases	(0.2)	—	(11.5)	—	—	—	(11.5)
Incentive plan activity	0.1	—	10.4	—	—	—	10.4
Other	—	—	2.0	—	—	—	2.0
Balance, December 31, 2017	21.3	0.2	347.9	604.4	(48.4)	(1.3)	902.8
Adoption of new accounting standards	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	24.6	—	—	24.6
Other comprehensive income	—	—	—	—	2.9	—	2.9
Dividends	—	—	—	(20.4)	—	—	(20.4)
Share repurchases	(0.7)	—	(50.0)	—	—	—	(50.0)
Incentive plan activity	0.1	—	3.1	—	—	—	3.1
Balance, December 31, 2018	$20.7	$0.2	$301.0	$608.3	$(45.5)	$(1.3)	$862.7

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
On June 5, 2010 (the “GST Petition Date”), our subsidiaries, Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison,” and, together with GST LLC and Anchor, "GST") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "GST Chapter 11 Case") in the U.S. Bankruptcy Court for the Western District of North Carolina in Charlotte (the “Bankruptcy Court”). The filings were the initial step in a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated that Coltec would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct subsidiary of EnPro, which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017 (the "OldCo Petition Date"), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case"). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case. The Joint Plan was consummated on July 31, 2017. For more detail on the terms of the Joint Plan, see Note 21, "Subsidiary Asbestos Bankruptcies."
During the pendency of the GST Chapter 11 Case and the related OldCo Chapter 11 Case, which are described further in Note 21, "Subsidiary Asbestos Bankruptcies," certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by GAAP, GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date.
GST and OldCo were reconsolidated upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017. Accordingly, the results of operations and cash flows from GST are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2017 only from and after July 31, 2017. The results of operations and cash flows from OldCo are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2017 only for the periods prior to the OldCo Petition Date and from and after July 31, 2017.
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
As a result of the adoption of this standard, the impact to our Consolidated Statement of Operations for the year ended December 31, 2018 and our Consolidated Balance Sheet as of December 31, 2018 in comparison to application of the guidance in effect prior to 2018 was as follows:

(in millions)	Increase (Decrease)
Net sales	$2.1
Cost of sales	$1.4
Accounts receivable	$2.1
Inventories	$(1.4)

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
Also in the first quarter of 2018, we adopted a standard that requires an employer to report the service cost component of pension and other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. For the years ended December 31, 2017 and 2016, we recast our Consolidated Statements of Operations to reflect the retrospective application of this guidance, which resulted in a decrease in operating expenses of approximately $0.5 million and $2.2 million, respectively, with corresponding increases in other (non-operating) expense.
In the first quarter of 2018 we elected to early adopt a standard that was issued in 2017 to introduce targeted improvements to accounting for hedging activities. Among the changes the standard introduced were the elimination of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, and the permission to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. Under the standard’s amortization approach, we recognize the initial value of the component that was excluded from the assessment of hedge effectiveness as an adjustment to earnings over the life of the hedging instrument by using a systematic and rational method.
In the fourth quarter of 2018 we elected to early adopt a standard that was issued earlier in 2018 to simplify disclosure requirements related to defined benefit plans. This narrow-scoped guidance removed several disclosures that are no longer considered cost beneficial, clarified the specific requirements of certain disclosures and added new disclosure requirements identified as relevant. Other than the change in disclosure, there was no effect on our consolidated financial statements from the adoption of this guidance.

Also in the fourth quarter of 2018 we elected to early adopt a standard that was issued earlier in 2018 to reduce the accounting complexity of implementing a cloud computing service arrangement. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments do not affect the accounting for the service element of a hosting arrangement that is a service contract.  There was no current year impact to our consolidated financial statements from the adoption of this guidance, however, it will change our accounting for these types of arrangements in the future.
Summary of Significant Accounting Policies
Revenue Recognition – For the Sealing Products and Engineered Products segments, by far the largest stream of revenue is product revenue for shipments of the various products discussed further in Note 20, "Business Segment Information," along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
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

Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses/(gains) totaled $1.8 million, $(1.2) million, and $(1.5) million respectively, in 2018 and 2017, and 2016.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2018, 2017, and 2016 were $30.2 million, $32.7 million, and $28.9 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Income Taxes – We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions that impacted us, including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. We recognized the provisional impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse, the reassessment of the net realizability of the deferred tax balances, and the transition tax, in our income tax provision in the fourth quarter 2017, the period of enactment.
While the Tax Act provides for a territorial tax system, it includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred.
In December 2017, U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which it was enacted. In these instances, the SEC's guidance allowed the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was enacted at the end of 2017, and ongoing guidance and interpretation has been issued over the ensuing twelve months, we considered the impact of the transition tax, remeasurement of deferred tax assets and liabilities, and other items recorded in our year-end income tax provision for the fourth quarter 2017 to be a provisional estimate and have further analyzed the year-end data and refined our calculations. The refinements to our provisional estimate were made in the third and fourth quarters of 2018 and we completed our accounting for the impact in the fourth quarter of 2018. Please see Note 7, "Income Taxes," for further information.
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
Accounts receivable includes revenue recognized in excess of billings on long-term contracts where revenue is recognized over time. The revenue in excess of billings included in accounts receivable was $61.1 million and $51.8 million at December 31, 2018 and 2017, respectively.
The balances billed but not paid by customers pursuant to retainage provisions in long-term contracts and programs are normally due upon completion of the contracts and/or acceptance by the owner of specified deliverables. At December 31, 2018, we had $0.7 million of retentions expected to be collected in 2019 recorded in accounts receivable and $0.7 million of retentions expected to be collected beyond 2019 recorded in other long-term assets in the Consolidated Balance Sheet. At December 31, 2017, we had $0.3 million of current retentions and $0.9 million of long-term retentions recorded in the Consolidated Balance Sheet.
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method, other than inventoried costs relating to long-term contracts and programs, are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or net realizable value. Approximately 36% and 34% of inventories were valued by the LIFO method in 2018 and 2017, respectively.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 25 years; machinery and equipment, 3 to 10 years.
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step of comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill is required to measure the potential goodwill impairment loss. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We completed our required annual impairment tests of goodwill as of October 1, 2018, 2017 and 2016. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units significantly exceeded their carrying values.
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
Debt – Debt issuance costs associated with our senior secured revolving credit facility are presented as an asset and subsequently amortized into interest expense ratably over the term of the revolving debt arrangement. Debt issuance costs associated with any of our other debt instruments that are incremental third party costs of issuing the debt are recognized as a reduction in the carrying value of the debt and amortized into interest expense over the time period to maturity using the interest method.
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

The fair value of intangible assets associated with acquisitions is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.
We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value.  We estimate the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we use an income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain intangible assets.  We classify these fair value measurements as Level 3.
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
For segment reporting purposes, we allocate service cost to each location generating those costs. All other components of net periodic pension cost are reported in other (non-operating) expense.
Recently Issued Accounting Guidance
In February 2018, a standard was issued that helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Act. The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recorded. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the alternatives presented by the standard.

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

Upon adoption of this standard, we expect to recognize a right-of-use asset and a lease liability for substantially all operating lease arrangements. We do not currently expect that adoption of the standard will have a material impact to our Consolidated Statements of Operations, Comprehensive Income, or Cash Flows, but we believe the Consolidated Balance Sheet will be materially impacted by the addition of leases currently accounted for as operating leases. While we are still finalizing our adoption procedures, we estimate that the primary impact to our Consolidated Balance Sheet upon adoption will be the recognition, on a discounted basis, of our future minimum payments under noncancelable operating leases resulting in the recording of a right-of-use asset and lease liability of at least $25 million. We will initially report the right-of-use asset and lease liability as of March 31, 2019 based on our lease portfolio as of that date.

2.	Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC
The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. In accordance with GAAP, the purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. In the reconsolidation, the investment in GST and OldCo was deemed to be exchanged for our exclusive control of these businesses. No cash was transferred in the reconsolidation transaction, other than the reconsolidation of GST's and OldCo's cash and cash equivalents at that date. The primary businesses comprising GST are managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST are managed by the Technetics and Stemco divisions within this segment, by the CPI division within our Engineered Products segment, and by the Fairbanks Morse division, which comprises our Power Systems segment.
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
	($ in millions)
Pro forma net sales	$1,402.5	$1,337.7
Pro forma net income	$53.7	$520.0
Pro forma earnings per share - basic	$2.52	$24.07
Pro forma earnings per share - diluted	$2.46	$23.85

The 2017 supplemental pro forma net income was adjusted to exclude $4.1 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. The 2016 supplemental pro forma net income was adjusted to include these charges. Pro forma net income for the year ended December 31, 2016 also includes the gain on reconsolidation discussed further below, as well as the tax impact of the reconsolidation discussed in Note 7, "Income Taxes."

The supplemental pro forma net income for the years ended December 31, 2017 and 2016 was also adjusted to exclude a combined $(16.7) million and $148.2 million, respectively, of non-recurring expenses (credits) associated with the aforementioned asbestos claims resolution process recorded at EnPro and at GST and OldCo, as the process is assumed to have concluded in order for the reconsolidation to occur. The amount adjusted for the year ended December 31, 2017 is inclusive of $24.7 million of credits for insurance reimbursements that became realizable for GST and OldCo in the current year. The amount adjusted for the year ended December 31, 2016 is inclusive of charges of $80.0 million and $49.5 million recorded by EnPro and GST, respectively, in that year in association with the Joint Plan to resolve current and future asbestos claims and the agreement with the Canadian provincial workers' compensation boards (the "Provincial Boards") resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates. See Note 21, "Subsidiary Asbestos Bankruptcies." The remaining amount adjusted for each year consists of charges for Chapter 11 case-related fees and expenses including attorneys' and experts' fees and fees associated with the administration of Garrison.

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
The gain on revaluation of our investment in GST and OldCo is the difference between the fair value of the investment and its book value as of the date of reconsolidation. The portion of the gain attributable to elimination of net amounts payable to GST and OldCo is based upon the balances in EnPro's amounts due to and from GST and OldCo as of that date, including the notes payable to GST and related accrued interest, income tax receivable from GST, and other payables to and receivables from GST that arose in the normal course of business.

3.	Related Party Transactions
On the GST Petition Date, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code. The resulting deconsolidation of GST from our financial results, discussed more fully in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC", required the interest expense related to certain intercompany indebtedness to be reflected on our Consolidated Statements of Operations. Additionally, we regularly transacted business with GST through the purchase and sale of products while it was not consolidated in EnPro's financial statements.
Amounts included in our consolidated financial statements arising from transactions with GST during the periods which they were not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Seven Months Ended July 30, 2017	Year Ended December 31, 2016
Description
		(in millions)
Sales to GST	Net sales	$20.8	$28.0
Purchases from GST	Cost of sales	$12.2	$17.7
Interest expense to GST	Interest expense	$20.6	$33.5

4.	Acquisitions
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
We paid $44.6 million, net of cash acquired, in 2017 for the businesses acquired during that year.
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
In the second quarter of 2016, we finalized and agreed with the seller on the acquisition date balance sheet of a business acquired in 2015 and made an additional cash payment of $5.9 million for the agreed-upon acquisition date working capital balance.
Because the assets, liabilities and results of operations for these acquisitions are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures are not presented.

5.	Revenue from Contracts with Customers

See Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance - Summary of Significant Accounting Policies - Revenue Recognition," for information regarding long-term engine and service contracts.

Additional information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	As of December 31,
	2018	2017
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$452.5	$350.3
Cumulative billings on uncompleted contracts	393.9	304.2
	$58.6	$46.1

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31,
	2018	2017
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$63.9	$51.8
Accrued expenses (billings in excess of revenue recognized)	(5.3)	(5.7)
	$58.6	$46.1

The changes in our contract deferred revenue (billings in excess of revenue recognized) for the year ended December 31, 2018 are as follows:

(in millions)
Balance at beginning of period	$5.7
Additional billings in excess of revenue recognized	27.8
Revenue recognized	(28.0)
Balance at end of period	$5.5

We make deposits and progress payments to certain vendors for long lead time manufactured components associated with engine projects. At December 31, 2018 and 2017, deposits and progress payments for long lead time components totaled $1.0 million and $2.9 million. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of December 31, 2018 and 2017.

As of December 31, 2018, our aggregate amount of transaction price of remaining performance obligations, or backlog, was $380.9 million. Approximately 76% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond December 31, 2019 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

6.	Other Expense
Operating
We incurred $22.4 million, $5.1 million and $13.4 million of restructuring costs during the years ended December 31, 2018, 2017 and 2016, respectively.
In the fourth quarter of 2018, we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment discontinued the manufacturing of brake drum friction. The restructuring plan involved the shutdown of production lines that occupied a portion of Stemco’s owned manufacturing facility in Rome, Georgia. Stemco has elected to concentrate its drum friction resources specifically on formulating and sourcing and will continue to offer a full range of high-quality brake shoes using friction manufactured by approved suppliers to Stemco’s stringent quality standards.
We recorded total restructuring expenses related to the exit of approximately $15.4 million in the fourth quarter of 2018, composed primarily of non-cash charges due to the impairment of inventory, equipment and other tangible assets. Additionally, restructuring costs related to the exit include severance and other costs of approximately $0.4 million expected to be incurred in the first half of 2019. The net restructuring costs recorded in 2018 are reflected in our other (operating) expense in our Consolidated Statement of Operations other than inventory related costs of $1.1 million, which are reflected in costs of sales.
In the second quarter of 2018, we commenced the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  We incurred severance expenses of $3.8 million, net tangible asset write downs of $1.8 million, the write-off of customer relationship intangible assets associated with the business of $19.1 million, and other costs related to the restructuring of $0.5 million.  These transactions resulted in total net restructuring costs related to the exit of $3.5 million.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations other than inventory-related costs of $2.0 million, which were reflected in costs of sales.  We have incurred substantially all expected costs related to the exit and disposal of the assets as of December 31, 2018.
Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring activities totaled 107 administrative and manufacturing positions.
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
Restructuring reserves at December 31, 2018, as well as activity during the year, consisted of:

	Balance December 31, 2017	Provision	Payments	Balance December 31, 2018
	(in millions)
Personnel-related costs	$0.7	$6.9	$(7.6)	$—
Facility relocation and closure costs	1.2	1.3	(1.5)	1.0
	$1.9	$8.2	$(9.1)	$1.0

Also included in restructuring costs for 2018 were asset write-downs, net of gains, of approximately $14.2 million that did not affect the restructuring reserve liability.

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

Restructuring reserves at December 31, 2016, as well as activity during the year, consisted of:

	Balance, December 31, 2015	Provision	Payments	Balance December 31, 2016
	(in millions)
Personnel-related costs	$0.3	$8.3	$(5.1)	$3.5
Facility relocation and closure costs	—	4.3	(2.7)	1.6
	$0.3	$12.6	$(7.8)	$5.1

Also included in restructuring costs for 2016 were asset write-downs of approximately $0.8 million that did not affect the restructuring reserve liability.

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Sealing Products	$21.4	$3.6	$3.3
Engineered Products	0.7	1.5	6.8
Power Systems	0.3	—	0.4
Corporate	—	—	2.9
	$22.4	$5.1	$13.4

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
Also included in other operating expense for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.7 million and $2.2 million, respectively, primarily consisting of legal and other fees related to the bankruptcy of certain subsidiaries discussed further in Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC".
Non-Operating
During 2018, 2017 and 2016, we recorded expense of $13.4 million, $8.7 million and $8.6 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 22, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We recorded a loss of approximately $18.1 million on the redemption of certain of our debt instruments in the fourth quarter of 2018. Refer to Note 13, "Long-term Debt - Senior Notes," for additional information regarding this transaction.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other (non-operating) expense. For the years ended December 31, 2018, 2017 and 2016, we reported approximately $12.0 million, $0.5 million and $2.2 million, respectively, in other (non-operating) expense on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 16, "Pensions and Post-retirement Benefits," for additional information regarding net benefit costs.
In 2016, we recorded a combined pre-tax loss of $0.4 million on the sale of all shares of our Franken Plastik business unit in the Sealing Products segment and our CPI Thailand business unit in the Engineered Products segment. We received $3.7 million for the sale of these businesses. The combined sales reported by the businesses were $7.3 million for the year ended December 31, 2016. Additional disclosures are not presented since the assets, liabilities and results of operations for these companies are not significant to our consolidated financial position or results of operations.

7.	Income Taxes
Income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$(45.3)	$524.1	$(96.4)
Foreign	91.9	53.4	27.7
Total	$46.6	$577.5	$(68.7)

A summary of income tax benefit (expense) in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$(2.1)	$(15.6)	$(8.7)
Foreign	18.5	17.6	10.6
State	0.7	(0.2)	(0.5)
	17.1	1.8	1.4
Deferred:
Federal	1.5	14.4	(25.5)
Foreign	(2.7)	17.0	0.2
State	6.1	4.5	(4.7)
	4.9	35.9	(30.0)
Total	$22.0	$37.7	$(28.6)

The Tax Act contains several key tax provisions impacting us including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. We recognized the impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse in our income tax provision in the fourth quarter 2017, the period of enactment.

The new GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate increased by 11.6% in 2018.

In December 2017, the SEC issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which it was enacted. In these instances, the SEC's guidance allowed the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was enacted at the end of 2017, and ongoing guidance and interpretation has been issued over the ensuing twelve months, we considered the impact of the transition tax, remeasurement of deferred tax assets and liabilities, and other items recorded in our year-end income tax provision for the fourth quarter 2017 to be a provisional estimate, and have further analyzed the year-end data and refined our calculations. These refinements were made in the third and fourth quarters of 2018, and we completed our accounting for the net impact in the fourth quarter of 2018.

The effect of the Tax Act resulted in a $30.9 million provisional net tax benefit recognized in the year ended December 31, 2017. The net benefit was comprised of a $35.0 million tax benefit related to the remeasurement of deferred tax assets and liabilities, and a $53.9 million tax charge for the transition tax, net of a $43.5 million tax benefit for related foreign tax credits. Additionally, a $6.3 million tax benefit was recorded for additional tax planning strategies implemented in 2017.

In the third and fourth quarters of 2018, refinements were made to our provisional amounts to incorporate the impact of additional IRS guidance regarding modifications to the transition tax and further analysis of our year-end data. These refinements resulted in a $2.3 million net tax charge comprised of a $7.3 million tax charge associated with the remeasurement of deferred tax assets and liabilities, and a $5.0 million tax benefit related to the reduction of the transition tax, net of foreign tax credits. In addition, GILTI and other provisions of the Tax Act, beginning in 2018, resulted in an additional tax charge of $5.6 million.

Significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$39.8	$89.6
Post-retirement benefits other than pensions	2.1	2.2
Environmental reserves	7.5	6.5
Retained liabilities of previously owned businesses	1.1	1.2
Accruals and reserves	12.7	6.2
Pension obligations	0.9	—
Inventories	4.2	2.5
Interest	11.4	12.0
Compensation and benefits	7.7	7.1
Gross deferred income tax assets	87.4	127.3
Valuation allowance	(23.7)	(25.7)
Total deferred income tax assets	63.7	101.6
Deferred income tax liabilities:
Depreciation and amortization	(85.9)	(86.6)
Cross currency swap	(1.2)	—
Joint ventures	(0.3)	(0.3)
Asbestos settlement	—	(6.3)
Pension obligations	—	(1.7)
Total deferred income tax liabilities	(87.4)	(94.9)
Net deferred tax assets and liabilities	$(23.7)	$6.7

At December 31, 2017, in accordance with the Tax Act, we remeasured our U.S. deferred tax assets and liabilities from the tax rate of 35.0% to 21.0%. This remeasurement resulted in a $35.0 million net reduction in deferred tax assets and liabilities.

The net deferred tax assets (liabilities) are reflected on a jurisdictional basis on the December 31, 2018 and 2017 Consolidated Balance Sheets as follows:

	2018	2017
	(in millions)
Other assets (non-current)	$14.4	$24.8
Other liabilities (non-current)	(38.1)	(18.1)
Net deferred tax assets and liabilities	$(23.7)	$6.7

At December 31, 2018, we had $43.0 million of foreign net operating loss carryforwards, of which $16.1 million expire at various dates between 2020 and 2032, and $26.9 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $8.4 million which expire at various dates between 2019 through 2038. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.

The ten-year carryback of our 2017 net operating tax loss generated by the funding of the Trust, as described in Note 21, "Subsidiary Asbestos Bankruptcies," freed up $26.6 million in foreign tax credits, of which approximately half will be utilized to offset our 2018 federal tax liability with the balance utilized to reduce our future tax liability through 2027.

We determined, based on the available evidence, that it is uncertain whether certain of our foreign subsidiaries will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $23.7 million and $25.7 million have been recorded as of December 31, 2018 and 2017, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	0.3	0.1	1.1
Research and employment tax credits	(9.6)	(0.4)	3.2
State and local taxes	11.0	0.2	4.9
Domestic production activities	4.9	(0.4)	1.8
Foreign tax rate differences	5.8	(1.0)	4.3
Statutory changes in tax rates	0.6	0.3	0.2
Valuation allowance	(2.3)	0.2	(6.7)
Nondeductible expenses	3.0	0.3	(1.1)
Gain on reconsolidation of GST and OldCo	—	(32.4)	—
Reconsolidation step-up of net assets of GST and OldCo to fair value	—	9.0	—
GILTI	11.6	—	—
Other Tax Act items	5.4	(5.3)	—
Other items, net	(4.4)	0.9	(1.0)
Effective income tax rate	47.3%	6.5%	41.7%

Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $216.5 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends received deduction provided in the Tax Act, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2018, we repatriated $125.4 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries.
As of December 31, 2018 and 2017, we had $2.9 million and $3.8 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2018 and 2017, $2.9 million and $3.8 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $0.3 million and $0.2 million accrued for interest and penalties at December 31, 2018 and 2017, respectively. Income tax expense for the year ended December 31, 2018 and 2017 was not affected by interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2016 includes $0.1 million for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2018	2017	2016
Balance at beginning of year	$3.8	$2.8	$1.5
Reconsolidation of GST and OldCo	—	0.2	—
Additions based on tax positions related to the current year	0.2	0.3	0.4
Additions for tax positions of prior years	—	1.1	1.1
Reductions as a result of a lapse in the statute of limitations	(0.1)	(0.3)	(0.2)
Reductions as a result of audit settlements	(1.0)	(0.3)	—
Balance at end of year	$2.9	$3.8	$2.8

U.S. federal income tax returns after 2013 remain open to examination. In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2014 U.S. federal income tax return. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are also currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2014 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $1.5 million. In addition, another $0.5 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

8.	Earnings (Loss) Per Share
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

	2018	2017	2016
Numerator (basic and diluted):
Net income (loss)	$24.6	$539.8	$(40.1)
Denominator:
Weighted-average shares – basic	20.9	21.3	21.6
Share-based awards	0.2	0.5	—
Weighted-average shares – diluted	21.1	21.8	21.6
Earnings (loss) per share:
Basic	$1.17	$25.28	$(1.86)
Diluted	$1.16	$24.76	$(1.86)
In the year ended December 31, 2016 there was a loss attributable to common shares. There were 0.2 million potentially dilutive shares excluded from the calculation of diluted earnings per share during those periods since they were antidilutive.

9.	Inventories

	As of December 31,
	2018	2017
	(in millions)
Finished products	$142.9	$121.4
Work in process	33.6	33.0
Raw materials and supplies	67.7	59.2
	244.2	213.6
Reserve to reduce certain inventories to LIFO basis	(11.1)	(10.2)
Manufacturing inventories	233.1	203.4
Incurred costs related to long-term contracts	—	0.7
Total inventories	$233.1	$204.1
Incurred costs related to long-term contracts in the table above as of December 31, 2017 represented inventoried work in process and finished products related to an engine contract accounted for under the completed-contract method, where costs incurred exceeded customer billings.

10.	Property, Plant and Equipment

	As of December 31,
	2018	2017
	(in millions)
Land	$13.3	$13.9
Buildings and improvements	147.2	141.5
Machinery and equipment	464.8	448.7
Construction in progress	36.7	31.9
	662.0	636.0
Less accumulated depreciation	(360.8)	(339.1)
Total	$301.2	$296.9

11.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2016	$185.3	$9.1	$7.1	$201.5
Foreign currency translation	(0.7)	—	—	(0.7)
Acquisitions	9.8	—	—	9.8
Reconsolidation of GST and OldCo	118.8	1.8	4.9	125.5
Goodwill as of December 31, 2017	313.2	10.9	12.0	336.1
Foreign currency translation	(1.9)	(0.1)	(0.4)	(2.4)
Goodwill as of December 31, 2018	$311.3	$10.8	$11.6	$333.7

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of December 31, 2018, 2017 and 2016 and $154.8 million for the Engineered Products segment as of December 31, 2018 and 2017, and 2016.

Identifiable intangible assets are as follows:

	As of December 31, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$284.5	$150.2	$311.2	$138.0
Existing technology	112.3	45.1	113.0	37.5
Trademarks	35.3	23.1	35.8	22.3
Other	28.3	23.8	28.7	23.2
	460.4	242.2	488.7	221.0
Indefinite-Lived:
Trademarks	79.1	—	79.3	—
Total	$539.5	$242.2	$568.0	$221.0

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $28.9 million, $24.7 million and $21.0 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2019	$27.1
2020	$27.0
2021	$24.6
2022	$19.8
2023	$15.5

12.	Accrued Expenses

	As of December 31,
	2018	2017
	(in millions)
Salaries, wages and employee benefits	$59.5	$63.7
Interest	4.9	8.6
Customer advances	7.1	7.1
Environmental	16.4	9.2
Warranty	10.9	4.6
Income and other taxes	16.9	14.3
Other	29.8	29.7
	$145.5	$137.2

13.	Long-term Debt

	As of December 31,
	2018	2017
	(in millions)
Senior notes	344.9	444.2
Revolving debt	116.7	173.5
Other notes payable	3.3	0.8
	464.9	618.5
Less current maturities of long-term debt	2.4	0.2
	$462.5	$618.3
Revolving Credit Facility
On June 28, 2018, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer. The Amended Credit Agreement provides for a five-year, senior secured revolving credit facility of $350.0 million (the “Revolving Credit Facility”). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million or 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
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
EnPro and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of our domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Amended Credit Agreement to provide such a guarantee.
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Revolving Credit Facility as of December 31, 2018.
The borrowing availability under our Revolving Credit Facility at December 31, 2018 was $217.4 million after giving consideration to $15.9 million of outstanding letters of credit and $116.7 million of outstanding borrowings.
Senior Notes
In September 2014, we issued $300.0 million aggregate principal amount of our 5.875% Senior Notes due 2022 (the "Initial Senior Notes"). We issued the notes net of an original issue discount of $2.4 million.
The Initial Senior Notes were unsecured, unsubordinated obligations of EnPro and were scheduled to mature on September 15, 2022. Interest on the Initial Senior Notes accrued at a rate of 5.875% per annum. The debt discount was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 6.0%.
In March 2017, we completed an add-on offering of $150.0 million of our 5.875% Senior Notes due 2022 (the “Additional Notes"). We issued the Additional Notes inclusive of an original issue premium of $1.5 million. The indenture for the Additional Notes contained the same provisions as the Initial Senior Notes. The debt premium was being amortized through interest expense until the scheduled maturity date resulting in an effective interest rate of 5.66%.
On October 17, 2018, we completed the offering of $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "New Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450.0 million aggregate principal amount of the outstanding Initial Senior Notes and the Additional Notes. The Initial Senior Notes and Additional Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Initial Senior Notes and Additional Notes of approximately $18.1 million in the fourth quarter of 2018 which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

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
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2019	$2.4
2020	0.3
2021	0.3
2022	0.1
2023	116.8
Thereafter	350.1
$470.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the New Notes. In the Consolidated Balance Sheets, these amounts are shown net of unamortized debt discounts aggregating $5.1 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2018, we capitalized $6.6 million of debt issuance costs in connection with the issuance of the New Notes and the amendment of the Revolving Credit Facility. The capitalized debt issuance costs are amortized to interest expense over the life of the debt instruments.

14.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $7.7 million and $0.5 million at December 31, 2018 and 2017, respectively. All foreign exchange contracts outstanding at December 31, 2018 expired in January of 2019.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2018 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In March 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Initial Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with a weighted average interest rate of 3.29% with the same interest payment dates and maturity date as the Initial Senior Notes maturing in 2022. We terminated and settled these agreements on September 7, 2018. As a result of this termination, we received $11.9 million, of which $9.3 million represented the fair value of the contracts as of the settlement date and $2.6 million represented interest receivable. Unrealized gains totaling $7.0 million, net of tax, as of the termination date will remain in accumulated other comprehensive loss until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
On September 7, 2018, we entered into new cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Initial Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with the same interest payment dates and maturity date as the Initial Senior Notes maturing in 2022. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Initial Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.

We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At December 31, 2018, the fair value of these derivatives was $4.5 million, and was recorded as an asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

15.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2018	December 31, 2017
	(in millions)
Assets
Time deposits	$33.4	$—
Foreign currency derivatives	4.5	—
Deferred compensation assets	8.6	7.8
	$46.5	$7.8
Liabilities
Deferred compensation liabilities	$8.9	$8.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$464.9	$462.1	$618.5	$645.6

The fair values for long-term debt are based on quoted market prices for identical liabilities, but this would be considered a Level 2 computation because the market is not active.

16.	Pensions and Post-retirement Benefits
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
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $13.3 million, $11.5 million and $9.6 million in expenses in 2018, 2017 and 2016, respectively, for matching contributions under these plans.

Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. During 2018, 2017 and 2016, we contributed $20.0 million, $8.8 million and $14.8 million, respectively, in cash to our U.S. pension plans. The contributions were made in these years in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making any contributions in 2019 to our U.S. defined benefit pension plans, but we expect to make total contributions of approximately $1.0 million in 2019 to the foreign pension plans.
On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pre-tax pension settlement charge of $12.8 million was recognized in the third quarter of 2018. This charge was recorded in other (non-operating) expense on the Consolidated Statement of Operations for the year ended December 31, 2018.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $53.0 million and $41.1 million at December 31, 2018, and $311.3 million and $291.9 million at December 31, 2017, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $47.6 million and $38.7 million at December 31, 2018, and $302.6 million and $289.7 million at December 31, 2017, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2018 and 2017.

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$369.2	$289.7	$4.7	$3.2
Service cost	4.8	4.5	0.1	0.1
Interest cost	12.8	12.9	0.1	0.1
Actuarial loss (gain)	(23.5)	16.1	(0.6)	—
Amendments	—	0.2	—	—
Settlements	(71.1)	(0.6)	—	—
Benefits paid	(14.0)	(13.0)	(0.7)	(0.9)
Reconsolidation of GST and OldCo	—	58.8	—	2.1
Other	(1.4)	0.6	0.5	0.1
Projected benefit obligations at end of year	276.8	369.2	4.1	4.7

Change in Plan Assets
Fair value of plan assets at beginning of year	350.7	256.9
Actual return on plan assets	(17.9)	42.3
Administrative expenses	(0.9)	(0.8)
Benefits paid	(14.0)	(13.0)
Settlements	(71.1)	(0.6)
Company contributions	20.8	9.4
Reconsolidation of GST and OldCo	—	56.5
Fair value of plan assets at end of year	267.6	350.7

Underfunded Status at End of Year	$(9.2)	$(18.5)	$(4.1)	$(4.7)

Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$2.7	$0.8	$—	$—
Current liabilities	(0.8)	(0.5)	(0.3)	(0.3)
Long-term liabilities	(11.1)	(18.8)	(3.8)	(4.4)
	$(9.2)	$(18.5)	$(4.1)	$(4.7)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2018 and 2017 consist of:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(in millions)
Net actuarial (gain) loss	$60.8	$65.3	$(0.9)	$(0.3)
Prior service cost	1.1	1.4	0.2	0.3
	$61.9	$66.7	$(0.7)	$—

The accumulated benefit obligation for all defined benefit pension plans was $269.0 million and $361.7 million at December 31, 2018 and 2017, respectively. The accumulated postretirement benefit obligation for all other postretirement benefit plans was $3.8 million and $4.5 million at December 31, 2018 and 2017, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2018, 2017 and 2016.

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.8	$4.5	$4.3	$0.1	$0.1	$0.1
Interest cost	12.8	12.9	12.7	0.1	0.1	0.2
Expected return on plan assets	(19.0)	(20.1)	(17.2)	—	—	—
Amortization of prior service cost	0.3	0.3	0.2	0.1	0.1	0.1
Amortization of net loss	5.1	7.3	6.9	—	—	—
Settlements	12.7	—	—	—	—	—
Curtailments	—	(0.1)	(0.1)	—	—	(0.3)
Deconsolidation of GST	—	(0.3)	(0.9)	—	—	—
Net periodic benefit cost	16.7	4.5	5.9	0.3	0.3	0.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	13.3	(5.8)	8.2	(0.6)	0.1	(0.4)
Prior service cost	—	0.5	—	—	—	—
Amortization of net loss	(5.1)	(7.3)	(6.9)	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.2)	(0.1)	(0.1)	(0.1)
Settlements	(12.7)	—	—	—	—	—
Other adjustment	—	—	—	—	—	0.3
Total recognized in other comprehensive income	(4.8)	(12.9)	1.1	(0.7)	—	(0.2)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$11.9	$(8.4)	$7.0	$(0.4)	$0.3	$(0.1)

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.375%	3.75%	4.25%	4.375%	3.75%	4.25%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.0%	4.25%	4.63%	3.75%	4.25%	4.63%
Expected long-term return on plan assets	6.0%	7.25%	7.25%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.375% at December 31, 2018. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2019. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.9 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the RP-2014 mortality table with the MP-2018 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2018	2017
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2026	2025

Plan Assets
The asset allocation for pension plans at the end of 2018 and 2017, and the target allocation for 2019, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2019	2018	2017
Asset Category
Equity securities	30%	27%	30%
Fixed income	70%	73%	70%
	100%	100%	100%

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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
	(in millions)
Mutual funds – U.S. equity	$42.7	$61.6
Mutual funds - fixed income treasury and money market	194.6	244.6
Mutual funds – international equity	29.5	43.3
Cash equivalents	0.8	1.2
	$267.6	$350.7

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(in millions)
2019	$11.8	$0.4
2020	12.1	1.5
2021	13.4	0.4
2022	14.5	0.5
2023	15.8	0.3
Years 2024 – 2028	93.6	1.1

17.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $20.3 million, $19.0 million, and $18.1 million were made during the years ended December 31, 2018, 2017, and 2016, respectively.
In February 2019, our board of directors declared a cash dividend of $0.25 per share payable on March 20, 2019 to shareholders of record at the close of business on March 6, 2019.
In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. No shares were repurchased during the fourth quarter of 2018.

In October 2017, our board of directors authorized a program for the repurchase of up to $50.0 million of our outstanding common shares. During 2018, we repurchased 0.7 million shares for $50.0 million under this program.
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
The shares for all repurchase plans are retired upon purchase.

18.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(4.9)	$(49.2)	$(54.1)
Other comprehensive loss before reclassifications	(16.1)	(5.0)	(21.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	4.5	4.3
Net current-period other comprehensive loss	(16.3)	(0.5)	(16.8)
Balance at December 31, 2016	(21.2)	(49.7)	(70.9)
Other comprehensive income before reclassifications	14.4	3.2	17.6
Amounts reclassified from accumulated other comprehensive loss	—	4.9	4.9
Net current-period other comprehensive income	14.4	8.1	22.5
Balance at December 31, 2017	(6.8)	(41.6)	(48.4)
Other comprehensive loss before reclassifications	(3.8)	(7.1)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	—	13.8	13.8
Net current-period other comprehensive income	(3.8)	6.7	2.9
Balance at December 31, 2018	$(10.6)	$(34.9)	$(45.5)

Reclassifications out of accumulated other comprehensive loss are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2018	2017	2016
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$5.1	$7.3	$6.6	(1)
Amortization of prior service costs	0.4	0.4	0.3	(1)
Settlement loss	12.7	—	—	(1)
Total before tax	18.2	7.7	6.9	Income (loss) before income taxes
Tax benefit	(4.4)	(2.8)	(2.4)	Income tax benefit (expense)
Net of tax	$13.8	$4.9	$4.5	Net income (loss)
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$—	$(0.2)	Other (non-operating) expense

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. Since these are components of net periodic pension cost other than service cost, the affected Consolidated Statement of Operations caption is other (non-operating) expense. (See Note 16, "Pensions and Postretirement Benefits" for additional details).

19.	Equity Compensation Plan
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 6.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2018, there are 0.9 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.
The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2018, there was $5.9 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.3 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2018, 2017 and 2016. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash, and shares are forfeited if a grantee terminates employment.
Compensation expense related to the performance shares granted is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2018, 2017 and 2016 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards is computed based upon this grant date fair value using the straight-line method over the applicable performance period.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 12, 2018, February 13, 2017 and February 23, 2016. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest ate	Correlation between Total Shareholder Return for EnPro and the applicable S&P index
Shares granted February 12, 2018
EnPro Industries, Inc.	32.41%	1.15%	1.92%	0.6413
S&P 600 Capital Goods Index	34.90%	n/a	1.92%
Shares granted February 13, 2017
EnPro Industries, Inc.	31.23%	1.23%	1.45%	0.6259
S&P 600 Capital Goods Index	34.86%	n/a	1.45%
Shares granted February 23, 2016
EnPro Industries, Inc.	27.36%	1.82%	0.88%	0.5895
S&P 600 Capital Goods Index	32.80%	n/a	0.88%

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
As of December 31, 2018, there was $3.2 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.3 years.
Restricted shares, with three year restriction periods from the initial grant date were issued in 2013 to executives and other key employees. Compensation expense related to the restricted shares was based upon the market price of the underlying common stock as of the date of the grant and was amortized over the applicable restriction period using the straight-line method. As of December 31, 2018, there was no unrecognized compensation cost related to restricted shares.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2015	264,031	$61.74	198,402	$67.22	11,330	$55.09
Granted	111,320	44.29	199,965	49.68	—	—
Vested	(59,104)	45.20	—	—	(11,330)	55.09
Forfeited	(42,090)	58.48	(37,542)	54.66	—	—
Achievement level adjustment	—	—	(77,310)	71.83	—	—
Shares settled for cash	(12,135)	44.63	—	—	—	—
Nonvested at December 31, 2016	262,022	59.43	283,515	54.84	—	—
Granted	77,120	68.55	84,534	76.93	—	—
Vested	(79,417)	64.16	(76,487)	63.81	—	—
Forfeited	(17,607)	56.32	(8,823)	61.43	—	—
Achievement level adjustment	—	—	(12,140)	63.81	—	—
Shares settled for cash	(6,561)	54.29	—	—	—	—
Nonvested at December 31, 2017	235,557	57.87	270,599	61.92	—	—
Granted	73,817	82.03	77,076	93.61	—	—
Vested	(58,188)	63.64	(51,207)	63.81	—	—
Forfeited	(19,853)	65.17	(25,142)	65.14	—	—
Achievement level adjustment	—	—	(71,671)	63.81	—	—
Shares settled for cash	(12,403)	64.19	—	—	—	—
Nonvested at December 31, 2018	218,930	$63.46	199,655	$75.87	—	$—

The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2011. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2018, there was no unrecognized compensation cost related to stock options. As of December 31, 2018 and 2017 there were 18,187 share options outstanding. The outstanding options are all exercisable, with an exercise price of $42.24 and a remaining contractual life of 2.12 years.

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2018	2017	2016
Options outstanding	$0.3	$0.9	$2.5
Options exercisable	$0.3	$0.9	$2.5
Options exercised	$—	$2.2	$0.7
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2018	2017	2016
Compensation expense	$6.5	$9.5	$5.1
Related income tax benefit	$1.9	$3.6	$1.9

Each non-employee director received an annual grant of phantom shares equal in value to $95,000 in the years ended December 31, 2018 and 2017 and $90,000 in the year ended December 31, 2016. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2018, 2017 and 2016 related to these phantom share grants was $0.7 million, $0.7 million and $1.2 million, respectively. Cash payments of $0.7 million and $1.4 million were used to settle phantom shares in 2018 and 2017, respectively. No cash payments were used to settle phantom shares in 2016.

20.	Business Segment Information
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
Segment operating results and other financial data for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Sales
Sealing Products	$954.4	$804.3	$705.6
Engineered Products	323.9	301.1	277.1
Power Systems	257.9	208.2	208.3
	1,536.2	1,313.6	1,191.0
Intersegment sales	(4.2)	(4.0)	(3.3)
Total sales	$1,532.0	$1,309.6	$1,187.7
Segment Profit
Sealing Products	$85.2	$90.4	$82.3
Engineered Products	40.1	30.1	12.8
Power Systems	29.3	29.4	17.7
Total segment profit	154.6	149.9	112.8
Corporate expenses	(32.7)	(34.2)	(29.8)
Asbestos settlement	—	—	(80.0)
Interest expense, net	(27.3)	(49.4)	(55.1)
Gain on reconsolidation of GST and OldCo	—	534.4	—
Other expense, net	(48.0)	(23.2)	(16.6)
Income (loss) before income taxes	$46.6	$577.5	$(68.7)
Note that segment profit, corporate expenses and other expense, net for the years ended December 31, 2017 and 2016 were recast to reflect the retrospective application of a standard adopted in the first quarter of 2018 that affects the classification of the components of pension and other postretirement benefits expense other than service cost. See Note 1, "Basis of Presentation" for further information on this standard.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net Sales by Geographic Area
United States	$955.5	$750.6	$682.4
Europe	292.9	292.6	289.9
Other foreign	283.6	266.4	215.4
Total	$1,532.0	$1,309.6	$1,187.7

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the year ended December 31, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$54.1	$8.4	$—	$62.5
Automotive	5.3	97.3	—	102.6
Chemical and material processing	54.5	49.5	—	104.0
Food and pharmaceutical	37.1	1.0	—	38.1
General industrial	174.2	99.3	—	273.5
Medium-duty/heavy-duty truck	387.3	1.1	—	388.4
Navy and marine	1.0	—	197.4	198.4
Oil and gas	53.9	46.8	8.9	109.6
Power generation	57.8	11.2	49.9	118.9
Semiconductors	113.7	—	—	113.7
Other	12.0	8.6	1.7	22.3
Total third party sales	$950.9	$323.2	$257.9	$1,532.0

No customer accounted for 10% or more of net sales in 2018, 2017 or 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Capital Expenditures
Sealing Products	$26.0	$20.4	$22.9
Engineered Products	10.1	9.9	7.2
Power Systems	26.5	10.7	5.7
Total capital expenditures	$62.6	$41.0	$35.8

Depreciation and Amortization Expense
Sealing Products	$50.7	$41.8	$35.1
Engineered Products	15.4	16.8	17.5
Power Systems	7.6	5.2	4.4
Corporate	—	—	0.1
Total depreciation and amortization	$73.7	$63.8	$57.1

	As of December 31,
	2018	2017
	(in millions)
Assets
Sealing Products	$1,009.3	$1,078.0
Engineered Products	220.5	229.2
Power Systems	266.1	210.8
Corporate	223.2	368.1
	$1,719.1	$1,886.1

Long-Lived Assets
United States	$211.9	$206.9
France	26.0	26.5
Other Europe	21.9	23.4
Other foreign	41.4	40.1
Total	$301.2	$296.9

Corporate assets include all of our cash and cash equivalents and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

21.	Subsidiary Asbestos Bankruptcies
The historical business operations of certain of our subsidiaries, principally GST LLC and Anchor, had resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. On the GST Petition Date, GST filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These filings were the initial step in a claims resolution process for an efficient and permanent resolution of pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay all GST asbestos claims. The filings on the GST Petition Date did not include EnPro Industries, Inc. or any other EnPro Industries, Inc. operating subsidiary. GST LLC is one of the businesses in our broader Garlock group and, prior to the GST Petition Date, was included in our Sealing Products segment. GST LLC and its subsidiaries operate five manufacturing facilities, including operations in Palmyra, New York and Houston, Texas.
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
On March 17, 2016, we announced that we had reached a comprehensive consensual settlement (the “Consensual Settlement”) to resolve current and future asbestos claims which contemplated the Joint Plan which was filed with the Bankruptcy Court. The Joint Plan and Consensual Settlement contemplated that, as an appropriate and necessary step to facilitate the implementation of the Consensual Settlement and not to delay or hinder creditors or the resolution of claims, Coltec would, subject to the receipt of necessary consents, undergo a restructuring in which all of its significant operating assets and subsidiaries, which included each of our major business units, would be distributed to a new direct EnPro subsidiary, EnPro Holdings. EnPro Holdings would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, which was a direct subsidiary of EnPro Holdings. OldCo, as the restructured entity, retained responsibility for all asbestos claims and rights to certain insurance assets of Coltec, as well as the business operated by our EnPro Learning System, LLC subsidiary (“EnPro Learning System”), which provides occupational safety training and consulting services to third parties. EnPro Learning System was also merged into OldCo.
As contemplated by the Joint Plan, on January 30, 2017 (the “OldCo Petition Date”), OldCo, as the successor by merger to Coltec, filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the “OldCo Chapter 11 Case”). On February 3, 2017, the Bankruptcy Court issued an order for the joint administration of the OldCo Chapter 11 Case with the GST Chapter 11 Case.
As discussed in Note 1, “Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance-Basis of Presentation,” GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date. GST and OldCo were reconsolidated effective upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).

Pursuant to the Joint Plan, a claims resolution trust (the “Trust”) was established prior to the Joint Plan Effective Date. As contemplated by the Joint Plan, the Trust was funded with cash contributions by GST LLC and Garrison and by OldCo and by the contribution OldCo of and an option (the “Option”), exercisable one year after the Joint Plan Effective Date, permitting the Trust to purchase for $1 shares of EnPro common stock having a value of $20 million (which included the right of OldCo to call the Option for payment of $20 million), and by the obligations under the Joint Plan of OldCo and of GST LLC and Garrison to make specified deferred contribution in cash no later than one year after the Joint Plan Effective Date.
On November 29, 2017, GST LLC, EnPro Holdings and EnPro entered into an agreement with the Trust to provide for the early settlement of the deferred contributions to the Trust under the Joint Plan and for the call of the Option by EnPro Holdings, as the successor by merger to OldCo. Under that agreement, in full satisfaction of the deferred cash contribution obligations under the Joint Plan and payment of the $20 million call payment under the Option, on December 1, 2017 GST LLC, EnPro Holdings and EnPro paid $78.8 million (the “Early Cash Settlement Amount”) to the Trust and agreed to make a further payment to the Trust to the extent that total interest earned through July 31, 2018, with respect to a fixed income account in which the Early Cash Settlement Amount was invested by the Trust is less than $1.2 million. In a final settlement of amounts owed to the Trust, a further payment of approximately $0.5 million was made in August 2018.
The Consensual Settlement included as a condition to our obligations to proceed with the settlement that EnPro, Coltec, GST and Garlock of Canada Ltd (an indirect subsidiary of GST LLC) enter into a written agreement, to be consummated concurrently with the consummation of the Joint Plan on the Joint Plan Effective Date, with the Provincial Boards resolving remedies the Provincial Boards may possess against Garlock of Canada Ltd, GST, Coltec or any of their affiliates, including releases and covenants not to sue, for any present or future asbestos-related claim, and that the agreement is either approved by the Bankruptcy Court following notice to interested parties or the Bankruptcy Court concludes that its approval is not required. On November 11, 2016, we entered into such an agreement (the “Canadian Settlement”) with the Provincial Boards to resolve current and future claims against EnPro, GST, Garrison, Coltec, and Garlock of Canada Ltd for recovery of a portion of amounts the Provincial Boards have paid and will pay in the future under asbestos-injury recovery statutes in Canada for claims relating to asbestos-containing products. The Canadian Settlement provided for a cash settlement payment to the Provincial Boards on the fourth anniversary of the effective date of the Joint Plan, with the provincial Boards having the option of accelerating the payment discounted rate of 4.5% per annum. Prior to the Joint Plan Effective Date, the Provincial Boards provided notice of their election to accelerate the payment. After application of the discount resulting from such acceleration of payment, the settlement payment of approximately $16.7 million (U.S.) was made to the Provincial Boards on August 11, 2017.
In light of the Consensual Settlement and the Canadian Settlement, in 2016 GST revised its estimate of the ultimate costs to resolve all asbestos claims against it to reflect the amounts to be paid by it under these settlements. Because GST was not a consolidated subsidiary at that time, the accrual to reflect GST’s increased costs to resolve such claims is not included in our consolidated financial results for 2016. OldCo (then still a consolidated subsidiary) had accrued a liability at December 31, 2016 equal to its contributions to be made pursuant to the Joint Plan, with the accrual of an $80.0 million increase in its estimated liability over the amount estimated at December 31, 2015 being reflected in our consolidated financial results for 2016.
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

22.	Commitments and Contingencies
General
A description of certain environmental and other legal matters relating to certain of our subsidiaries is included in this section. In addition to the matters noted herein, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows. Expenses for administrative and legal proceedings are recorded when incurred.
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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites where the future cost per site for us or our subsidiary is expected to exceed $0.1 million. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2018 and 2017, we had accrued liabilities of $31.1 million and $27.3 million, respectively, for estimated future expenditures relating to environmental contingencies. In 2018, in addition to the accruals described below, we accrued $1.1 million in liabilities to reflect our most current estimate of costs for continued remediation at two sites based upon a reassessment of the expected duration of remedial activities at each of those sites. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by Coltec when Coltec sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985, which liabilities and other legacy non-asbestos liabilities were assumed by our subsidiary, EnPro Holdings, as part of the Coltec Restructuring The United States Environmental Protection Agency (the “EPA”) notified Coltec in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. Coltec and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, we withdrew from the Cooperating Parties Group but remain a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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

Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. During 2017 and 2018, we incurred $0.1 million and $0.4 million, respectively, related to this matter. Our future remediation costs could be significantly greater than the $3.0 million we have accrued at December 31, 2018. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and Coltec, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that Coltec is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against Coltec related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain costs associated with the remedial investigation.
We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. In light of information made available during the course of those discussions and our continued evaluation of this matter, we determined that we have sufficient information as of the end of the fourth quarter of 2018 to estimate the low end of a reasonably possible range of loss associated with this matter, although we continue to be unable to estimate the upper end of such a range. Accordingly, for the fourth quarter of 2018, we increased our reserve for this matter by $5.0 million, to reflect an aggregate reserve of $6.5 million, which is our estimate of the low end of the reasonably possible range of loss. In light of the uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
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
In addition to the Crucible environmental matters discussed above, Coltec received a notice from the EPA dated February 19, 2014 asserting that Coltec is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, Coltec received another notice from the EPA asserting that Coltec is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2018 is $2.8 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of Colt Industries Inc, located in Water Valley, Mississippi, which Coltec divested to BorgWarner, Inc. ("BorgWarner") in 1996, Coltec and its corporate successors have been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we developed an alternate remedial approach which has been approved by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant.
Implementation of the immediate responsive actions has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations biweekly and has been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017.
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at December 31, 2018 is $4.5 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro, OldCo and Goodrich Corporation in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the quarter ended December 31, 2017, noted above, did not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on the MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
We cannot estimate a reasonably possible range of loss from these lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss estimate or a reasonably possible range of loss related to this matter.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(in millions)
Balance at beginning of year	$5.3	$5.0	$4.8
Charges to expense	10.8	2.6	4.4
Settlements made	(4.4)	(2.3)	(4.2)
Balance at end of year	$11.7	$5.3	$5.0

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

Asbestos Insurance Matters
Under the Consensual Settlement and Joint Plan described above in Note 21, “Subsidiary Asbestos Bankruptcies,” GST and OldCo retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust under the Joint Plan. These policies include a number of primary and excess general liability insurance policies that were purchased by Coltec and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against Coltec and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a Coltec subsidiary prior to 1976. The Joint Plan provides that OldCo may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and OldCo and the Trust will share equally in any settlements and judgments OldCo may collect in excess of $25 million.
At December 31, 2018, approximately $12.6 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $12.6 million of solvent insurance coverage is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $12.6 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:
2019 – $10.1 million
2020 – $2.5 million
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $12.6 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover OldCo, as the successor to Coltec, and certain of its other subsidiaries in addition to GST LLC for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Other Commitments
We have a number of operating leases primarily for real estate, equipment and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2018 (in millions):

2019	$11.5
2020	9.0
2021	6.2
2022	4.4
2023	3.4
Thereafter	2.7
Total minimum payments	$37.2

Net rent expense was $13.5 million, $12.2 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

23.	Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the New Notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem all of the Initial Senior Notes and the Additional Notes on October 31, 2018. The New Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”).  Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) did not guarantee the Initial Senior Notes or the Additional Notes and do not guarantee the New Notes. A Guarantor Subsidiary's guarantee of the New Notes is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the New Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the New Notes; (iii) the legal defeasance or covenant defeasance of the New Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,091.2	$602.7	$(161.9)	$1,532.0
Cost of sales	—	812.9	402.0	(161.9)	1,053.0
Gross profit	—	278.3	200.7	—	479.0
Operating expenses:
Selling, general and administrative	31.0	201.4	108.0	—	340.4
Other	—	20.3	1.0	—	21.3
Total operating expenses	31.0	221.7	109.0	—	361.7
Operating income (loss)	(31.0)	56.6	91.7	—	117.3
Interest income (expense), net	(22.7)	(5.1)	0.5	—	(27.3)
Other expense, net	(18.1)	(25.0)	(0.3)	—	(43.4)
Income (loss) before income taxes	(71.8)	26.5	91.9	—	46.6
Income tax benefit (expense)	(42.9)	36.6	(15.7)	—	(22.0)
Income (loss) before equity in earnings of subsidiaries	(114.7)	63.1	76.2	—	24.6
Equity in earnings of subsidiaries, net of tax	139.3	76.2	—	(215.5)	—
Net income	$24.6	$139.3	$76.2	$(215.5)	$24.6

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$24.6	$139.3	$76.2	$(215.5)	$24.6
Other comprehensive income:
Foreign currency translation adjustments	(0.3)	(13.0)	(13.0)	26.0	(0.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(12.7)	(12.7)	0.4	12.3	(12.7)
Pension settlement loss	12.7	12.7	(0.1)	(12.6)	12.7
Amortization of pension and post-retirement benefits included in net income	5.5	5.5	—	(5.5)	5.5
Other comprehensive income (loss), before tax	5.2	(7.5)	(12.7)	20.2	5.2
Income tax expense related to items of other comprehensive income	(2.3)	(2.3)	(0.1)	2.4	(2.3)
Other comprehensive income (loss), net of tax	2.9	(9.8)	(12.8)	22.6	2.9
Comprehensive income	$27.5	$129.5	$63.4	$(192.9)	$27.5

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$921.9	$497.3	$(109.6)	$1,309.6
Cost of sales	—	644.7	330.2	(109.6)	865.3
Gross profit	—	277.2	167.1	—	444.3
Operating expenses:
Selling, general and administrative	33.0	182.6	110.1	—	325.7
Other	1.1	12.1	3.7	—	16.9
Total operating expenses	34.1	194.7	113.8	—	342.6
Operating income (loss)	(34.1)	82.5	53.3	—	101.7
Interest income (expense), net	(25.4)	(24.1)	0.1	—	(49.4)
Gain on reconsolidation of GST and OldCo	—	534.4	—	—	534.4
Other expense, net	(0.1)	(9.0)	(0.1)	—	(9.2)
Income (loss) before income taxes	(59.6)	583.8	53.3	—	577.5
Income tax benefit (expense)	17.6	(20.7)	(34.6)	—	(37.7)
Income (loss) before equity in earnings of subsidiaries	(42.0)	563.1	18.7	—	539.8
Equity in earnings of subsidiaries, net of tax	581.8	18.7	—	(600.5)	—
Net income	$539.8	$581.8	$18.7	$(600.5)	$539.8

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$829.0	$439.7	$(81.0)	$1,187.7
Cost of sales	—	581.5	291.4	(81.0)	791.9
Gross profit	—	247.5	148.3	—	395.8
Operating expenses:
Selling, general and administrative	27.4	163.3	112.0	—	302.7
Asbestos settlement	—	80.0	—	—	80.0
Other	4.8	3.3	7.5	—	15.6
Total operating expenses	32.2	246.6	119.5	—	398.3
Operating income (loss)	(32.2)	0.9	28.8	—	(2.5)
Interest expense, net	(18.5)	(36.2)	(0.4)	—	(55.1)
Other expense, net	(0.3)	(10.0)	(0.8)	—	(11.1)
Income (loss) before income taxes	(51.0)	(45.3)	27.6	—	(68.7)
Income tax benefit (expense)	17.6	21.7	(10.7)	—	28.6
Income (loss) before equity in earnings of subsidiaries	(33.4)	(23.6)	16.9	—	(40.1)
Equity in earnings of subsidiaries, net of tax	(6.7)	16.9	—	(10.2)	—
Net income (loss)	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2016
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$(40.1)	$(6.7)	$16.9	$(10.2)	$(40.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.3)	(16.3)	(16.3)	32.6	(16.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(7.8)	(8.3)	0.6	7.7	(7.8)
Amortization of pension and post-retirement benefits included in net income (loss)	6.9	6.6	0.2	(6.8)	6.9
Other comprehensive loss, before tax	(17.2)	(18.0)	(15.5)	33.5	(17.2)
Income tax benefit (expense) related to items of other comprehensive loss	0.4	0.5	(0.2)	(0.3)	0.4
Other comprehensive loss, net of tax	(16.8)	(17.5)	(15.7)	33.2	(16.8)
Comprehensive income (loss)	$(56.9)	$(24.2)	$1.2	$23.0	$(56.9)

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$156.6	$114.2	$81.3	$(125.7)	$226.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(49.8)	(12.8)	—	(62.6)
Payments for capitalized internal-use software	—	(2.9)	(0.5)	—	(3.4)
Receipts from settlements of derivative contracts	9.3	—	—	—	9.3
Proceeds from sale of property, plant and equipment	—	30.1	0.6	—	30.7
Net cash provided by (used in) investing activities	9.3	(22.6)	(12.7)	—	(26.0)
FINANCING ACTIVITIES
Net payments between subsidiaries	28.2	(31.0)	2.8	—	—
Intercompany dividends	—	—	(125.7)	125.7	—
Proceeds from debt	350.0	664.7	—	—	1,014.7
Repayments of debt	(463.2)	(721.7)	—	—	(1,184.9)
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Dividends paid	(20.3)	—	—	—	(20.3)
Other	(10.6)	(1.3)	—	—	(11.9)
Net cash used in financing activities	(165.9)	(89.3)	(122.9)	125.7	(252.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.7)	—	(7.7)
Net increase (decrease) in cash and cash equivalents	—	2.3	(62.0)	—	(59.7)
Cash and cash equivalents at beginning of year	—	—	189.3	—	189.3
Cash and cash equivalents at end of year	$—	$2.3	$127.3	$—	$129.6

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(106.5)	$61.9	$91.3	$(0.1)	$46.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(28.2)	(12.8)	—	(41.0)
Payments for capitalized internal-use software	—	(3.6)	(0.1)	—	(3.7)
Payments for acquisitions	—	(39.5)	(5.1)	—	(44.6)
Reconsolidation of GST and OldCo	—	41.1	—	—	41.1
Deconsolidation of OldCo	—	(4.8)	—	—	(4.8)
Capital contribution to OldCo	—	(45.2)	—	—	(45.2)
Proceeds from sale of property, plant and equipment	—	—	0.5	—	0.5
Net cash used in investing activities	—	(80.2)	(17.5)	—	(97.7)
FINANCING ACTIVITIES
Net payments between subsidiaries	(12.1)	19.3	(7.2)	—	—
Intercompany dividends	—	—	(0.1)	0.1	—
Proceeds from debt	151.5	480.7	3.5	—	635.7
Repayments of debt	—	(482.5)	(1.8)	—	(484.3)
Repurchase of common stock	(11.5)	—	—	—	(11.5)
Dividends paid	(19.0)	—	—	—	(19.0)
Other	(2.4)	—	—	—	(2.4)
Net cash provided by (used in) financing activities	106.5	17.5	(5.6)	0.1	118.5
Effect of exchange rate changes on cash and cash equivalents	—	—	10.4	—	10.4
Net increase (decrease) in cash and cash equivalents	—	(0.8)	78.6	—	77.8
Cash and cash equivalents at beginning of year	—	0.8	110.7	—	111.5
Cash and cash equivalents at end of year	$—	$—	$189.3	$—	$189.3

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2.3	$127.3	$—	$129.6
Accounts receivable, net	—	210.3	76.3	—	286.6
Intercompany receivables	—	19.0	8.9	(27.9)	—
Inventories	—	155.3	77.8	—	233.1
Income tax receivable	42.9	0.2	6.4	—	49.5
Prepaid expenses and other current assets	4.9	20.3	8.0	—	33.2
Total current assets	47.8	407.4	304.7	(27.9)	732.0
Property, plant and equipment, net	2.2	209.7	89.3	—	301.2
Goodwill	—	261.0	72.7	—	333.7
Other intangible assets, net	—	242.2	55.1	—	297.3
Intercompany receivables	—	53.9	—	(53.9)	—
Investment in subsidiaries	1,251.4	396.4	—	(1,647.8)	—
Other assets	13.6	24.9	16.4	—	54.9
Total assets	$1,315.0	$1,595.5	$538.2	$(1,729.6)	$1,719.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.1	$0.3	$—	$—	$2.4
Accounts payable	2.1	99.0	38.1	—	139.2
Intercompany payables	—	8.9	19.0	(27.9)	—
Accrued expenses	13.9	82.8	48.8	—	145.5
Total current liabilities	18.1	191.0	105.9	(27.9)	287.1
Long-term debt	345.0	117.5	—	—	462.5
Intercompany payables	51.1	—	2.8	(53.9)	—
Other liabilities	38.1	35.6	33.1	—	106.8
Total liabilities	452.3	344.1	141.8	(81.8)	856.4
Shareholders’ equity	862.7	1,251.4	396.4	(1,647.8)	862.7
Total liabilities and equity	$1,315.0	$1,595.5	$538.2	$(1,729.6)	$1,719.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$189.3	$—	$189.3
Accounts receivable, net	—	180.1	81.6	—	261.7
Intercompany receivables	—	24.0	6.7	(30.7)	—
Inventories	—	135.4	68.7	—	204.1
Income tax receivable	132.3	1.3	2.0	(22.4)	113.2
Prepaid expenses and other current assets	4.3	26.5	20.5	—	51.3
Total current assets	136.6	367.3	368.8	(53.1)	819.6
Property, plant and equipment, net	—	206.8	90.1	—	296.9
Goodwill	—	261.0	75.1	—	336.1
Other intangible assets, net	—	284.2	62.8	—	347.0
Intercompany receivables	—	22.9	—	(22.9)	—
Investment in subsidiaries	1,261.3	460.1	—	(1,721.4)	—
Other assets	12.8	59.3	14.4	—	86.5
Total assets	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	2.3	82.5	45.9	—	130.7
Intercompany payables	—	6.7	24.0	(30.7)	—
Accrued expenses	22.8	90.1	46.7	(22.4)	137.2
Total current liabilities	25.1	179.5	116.6	(53.1)	268.1
Long-term debt	444.2	174.1	—	—	618.3
Intercompany payables	22.9	—	—	(22.9)	—
Other liabilities	15.7	46.7	34.5	—	96.9
Total liabilities	507.9	400.3	151.1	(76.0)	983.3
Shareholders’ equity	902.8	1,261.3	460.1	(1,721.4)	902.8
Total liabilities and equity	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1

24.	Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)		Second Quarter (1)		Third Quarter (1)		Fourth Quarter (1)
(in millions, except per share data)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$368.8	$295.8	$393.6	$307.6	$388.2	$343.7	$381.4	$362.5
Gross profit	$125.1	$101.7	$115.8	$104.6	$124.1	$115.1	$114.0	$122.9
Net income (loss)	$12.6	$6.4	$9.9	$9.0	$24.2	$490.2	$(22.1)	$34.2
Basic earnings (loss) per share	$0.59	$0.30	$0.47	$0.42	$1.17	$22.98	$(1.07)	$1.60
Diluted earnings (loss) per share	$0.58	$0.30	$0.47	$0.41	$1.16	$22.49	$(1.07)	$1.57
(1) Items impacting comparability of net income and earnings (loss) per share in these quarters included:

•
The reconsolidation of GST and OldCo including the $534.4 million gain recorded on the reconsolidation in the third quarter of 2017 (See Note 2, "Garlock Sealing Technologies LLC, Garrison Litigation Management Group, Ltd., and OldCo, LLC"), and the tax impacts of the reconsolidation recorded in that quarter (See Note 7, "Income Taxes")

•	The impacts of the Tax Act recorded in the fourth quarter of 2017 (See Note 7, "Income Taxes")

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2018	$4.7	$(0.3)	$(0.4)	$0.1	$4.1
2017	$4.9	$1.2	$(1.6)	$0.2	$4.7
2016	$5.4	$1.1	$(1.6)	$—	$4.9

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2018	$25.7	$(1.4)	$—	$(0.6)	$23.7
2017	$20.2	$1.2	$(0.1)	$4.4	$25.7
2016	$17.6	$4.6	$(0.1)	$(1.9)	$20.2

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.