Form 10-Q
period 2019-03-31
ENPRO INDUSTRIES, INC
filed 2019-05-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:
__________________________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	NPO	New York Stock Exchange
As of April 29, 2019, there were 20,739,223 shares of common stock of the registrant outstanding, which does not include 188,027 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in millions, except per share amounts)

	2019	2018
Net sales	$360.3	$368.8
Cost of sales	247.2	243.7
Gross profit	113.1	125.1
Operating expenses:
Selling, general and administrative	87.8	92.1
Other	1.4	1.0
Total operating expenses	89.2	93.1
Operating income	23.9	32.0
Interest expense	(5.2)	(8.2)
Interest income	0.7	0.4
Other expense	(1.5)	0.6
Income before income taxes	17.9	24.8
Income tax expense	(4.8)	(12.2)
Net income	$13.1	$12.6
Comprehensive income	$19.9	$22.4

Basic earnings per share	$0.63	$0.59
Diluted earnings per share	$0.63	$0.58
Cash dividends per share	$0.25	$0.24

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in millions)

	2019	2018
OPERATING ACTIVITIES
Net income	$13.1	$12.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9.2	9.3
Amortization	8.2	9.0
Deferred income taxes	(1.7)	(0.9)
Stock-based compensation	1.7	1.8
Other non-cash adjustments	1.5	1.1
Change in assets and liabilities:
Accounts receivable, net	(5.6)	(20.1)
Inventories	(16.1)	(9.8)
Accounts payable	(13.4)	(6.8)
Other current assets and liabilities	14.6	(11.5)
Other non-current assets and liabilities	(1.6)	(4.7)
Net cash provided by (used in) operating activities	9.9	(20.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.3)	(14.9)
Payments for capitalized internal-use software	(0.4)	(0.7)
Proceeds from sale of property, plant, and equipment	0.3	0.4
Net cash used in investing activities	(10.4)	(15.2)
FINANCING ACTIVITIES
Proceeds from debt	120.8	256.1
Repayments of debt	(111.6)	(268.1)
Repurchase of common stock	(2.0)	(15.4)
Dividends paid	(5.4)	(5.3)
Other	(3.4)	(4.2)
Net cash used in financing activities	(1.6)	(36.9)
Effect of exchange rate changes on cash and cash equivalents	3.4	0.9
Net increase (decrease) in cash and cash equivalents	1.3	(71.2)
Cash and cash equivalents at beginning of period	129.6	189.3
Cash and cash equivalents at end of period	$130.9	$118.1
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$(1.6)	$14.5
Income taxes, net	$(12.3)	$(1.4)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$3.0	$3.2

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$130.9	$129.6
Accounts receivable, net	292.1	286.6
Inventories	249.3	233.1
Income tax receivable	32.7	49.5
Prepaid expenses and other current assets	33.9	33.2
Total current assets	738.9	732.0
Property, plant and equipment, net	294.0	301.2
Goodwill	334.6	333.7
Other intangible assets, net	291.6	297.3
Other assets	88.0	54.9
Total assets	$1,747.1	$1,719.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$2.4
Accounts payable	119.3	139.2
Accrued expenses	158.8	145.5
Total current liabilities	278.5	287.1
Long-term debt	472.8	462.5
Other liabilities	119.7	106.8
Total liabilities	871.0	856.4
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,975,221 shares in 2019 and 20,929,218 shares in 2018	0.2	0.2
Additional paid-in capital	299.8	301.0
Retained earnings	627.6	608.3
Accumulated other comprehensive loss	(50.2)	(45.5)
Common stock held in treasury, at cost – 188,761 shares in 2019 and 189,514 shares in 2018	(1.3)	(1.3)
Total shareholders’ equity	876.1	862.7
Total liabilities and equity	$1,747.1	$1,719.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture, and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; hoses and fittings for the hygienic process industries; bellows and bellow assemblies; pedestals for semiconductor manufacturing; PTFE products; and heavy-duty, medium-speed diesel, natural gas and dual fuel reciprocating engines, including parts and services.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2018 included within our annual report on Form 10-K.
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
In the first quarter of 2019, we adopted a standard that establishes principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The standard requires lessees to recognize the lease assets and lease liabilities that arise from all leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The standard retains a distinction between finance leases and operating leases. As a result, the effect of leases in the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows is largely unchanged. Additionally, the guidance provides clarification on the definition of a lease, including alignment of the concept of control of an asset with principles in other authoritative guidance around revenue recognition and consolidation. We adopted the new standard using the allowable option to apply the transition provisions of the new guidance at its adoption date without adjusting the comparative periods presented.

We evaluated the impact of applying practical expedients, and upon adoption we elected the package of practical expedients which permits us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Additionally, we elected to not separate lease and non-lease components, we will not recognize an asset for leases with a term of twelve months or less, and we will apply a portfolio approach in determining discount rates.

Upon adoption of this standard, we recognized a right-of-use asset and a corresponding lease liability of approximately $30 million for our operating leases. The adoption of the standard did not have a material impact to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Additionally, in the first quarter of 2019, we adopted a standard that allows for the reclassification of disproportionate income tax effects ("stranded tax effects") resulting from the Tax Cuts and Jobs Act ("the Tax Act") from accumulated other comprehensive loss to retained earnings. As a result of the Tax Act, we remeasured our deferred taxes related to pensions and other postretirement benefits using the new U.S. federal tax rate. Our adoption of the standard resulted in the reclassification of a net tax benefit of $11.5 million from accumulated other comprehensive loss to opening retained earnings in our Consolidated Balance Sheet. Adoption of the standard had no impact to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Recently Issued Authoritative Accounting Guidance
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

2.	Revenue from Contracts with Customers

Information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$404.1	$452.5
Cumulative billings on uncompleted contracts	358.6	393.9
	$45.5	$58.6
These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	March 31, 2019	December 31, 2018
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$60.5	$63.9
Accrued expenses (billings in excess of revenue recognized)	(15.0)	(5.3)
	$45.5	$58.6
The changes in our contract deferred revenue (billings in excess of revenue recognized) for the three months ended March 31, 2019 are as follows:

2019
Balance at beginning of period	$5.5
Additional billings in excess of revenue recognized	15.2
Revenue recognized	(5.7)
Balance at end of period	$15.0

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At March 31, 2019 and December 31, 2018, deposits and progress payments for long-lead-time components in our Power Systems segment totaled $2.0 million and $1.0 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of March 31, 2019 and December 31, 2018.
As of March 31, 2019, the aggregate amount of transaction price of remaining performance obligations, or backlog, for the full company was $410.0 million. Approximately 86% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond March 31, 2020 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

3.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the current geographical mix of earnings and the reduction in the U.S. corporate income tax rate as a result of the Tax Act, our global annual effective tax rate typically approximates the blended domestic statutory rate and fluctuates based on the portion of our profits earned in each jurisdiction.

The effective tax rates for the three months ended March 31, 2019 and 2018 were 26.8% and 49.2%, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2018 was also impacted by a $5.4 million discrete tax charge to prior benefits recognized for domestic production activities as a result of interpretive guidance issued by the IRS.

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

4.	Earnings Per Share

	Three months ended March 31,
	2019	2018

Numerator (basic and diluted):
Net income	$13.1	$12.6
Denominator:
Weighted-average shares – basic	20.8	21.3
Share-based awards	0.1	0.3
Weighted-average shares – diluted	20.9	21.6
Earnings per share:
Basic	$0.63	$0.59
Diluted	$0.63	$0.58

5.	Inventories

	March 31, 2019	December 31, 2018
	(in millions)
Finished products	$152.3	$142.9
Work in process	39.1	33.6
Raw materials and supplies	69.0	67.7
	260.4	244.2
Reserve to reduce certain inventories to LIFO basis	(11.1)	(11.1)
Total inventories	$249.3	$233.1
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

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2019, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2018	$311.3	$10.8	$11.6	$333.7
Change due to foreign currency translation	0.8	—	0.1	0.9
Goodwill as of March 31, 2019	$312.1	$10.8	$11.7	$334.6

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of March 31, 2019 and December 31, 2018.
Identifiable intangible assets are as follows:

	As of March 31, 2019		As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$285.2	$154.7	$284.5	$150.2
Existing technology	112.8	47.2	112.3	45.1
Trademarks	35.1	23.3	35.3	23.1
Other	28.5	24.0	28.3	23.8
	461.6	249.2	460.4	242.2
Indefinite-Lived:
Trademarks	79.2	—	79.1	—
Total	$540.8	$249.2	$539.5	$242.2
Amortization for the three months ended March 31, 2019 and 2018 was $6.8 million and $7.5 million, respectively.

7.	Leases

We regularly enter into operating leases primarily for real estate, equipment, and vehicles. Operating lease arrangements are generally utilized to secure the use of assets if the terms and conditions of the lease or the nature of the asset makes the lease arrangement more favorable than a purchase. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected an accounting policy to combine lease and non-lease components.

Our building leases have remaining terms up to 12 years, some of which contain options to renew up to five years, and some of which contain options to terminate. Our vehicle, equipment, and other leases have remaining lease terms up to seven years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases for the three months ended March 31, 2019 are as follows:

	Balance Sheet Classification	March 31, 2019
		(in millions)
Right-of-use assets	Other assets	$30.0

Current liability	Accrued expenses	$10.2
Long-term liability	Other liabilities	20.1
Total liability		$30.3

Approximately 80% of our operating lease assets and liabilities arise from real estate leases and 20% arise from equipment and vehicle leases.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we have developed a discount rate grid based on the term and size of the lease to approximate the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments. We used the incremental borrowing rate at January 1, 2019 for all leases that commenced prior to that date.

In the three months ended March 31, 2019, we had operating lease costs of $2.9 million and our operating cash flows from operating leases were $3.1 million. Our short-term and variable lease costs were $0.5 million.

In the three months ended March 31, 2019, we entered into additional operating leases that resulted in new right-of-use assets totaling $2.7 million. We have not entered into any significant leases that have yet to commence.

Our weighted-average remaining lease term and discount rate were as follows:

March 31, 2019
Weighted-average remaining lease term (years)	4.7
Weighted-average discount rate	4.4%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2019(1)	$11.1
2020	7.7
2021	5.1
2022	3.0
2023	2.0
Thereafter	4.7
Total lease payments	33.6
Less: interest	(3.3)
Present value of lease liabilities	$30.3

(1) Excludes the three months ended March 31, 2019

The operating lease payments listed in the table above include all current leases and all known future leases that have yet to commence. The payments also include all renewal periods that we are reasonably certain to exercise.

We rarely enter into finance leases. Since finance lease amounts and related costs are not significant to our consolidated financial position or results of operations, additional disclosures regarding finance leases are not presented.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2018 (in millions):

2019	$11.5
2020	9.0
2021	6.2
2022	4.4
2023	3.4
Thereafter	2.7
Total minimum payments	$37.2

Net rent expense was $13.5 million for the year ended December 31, 2018.

8.	Accrued Expenses

	March 31, 2019	December 31, 2018
	(in millions)
Salaries, wages and employee benefits	$45.6	$59.5
Interest	9.9	4.9
Customer advances	17.6	7.1
Environmental	16.4	16.4
Warranty	10.7	10.9
Income and other taxes	19.4	16.9
Operating lease liabilities	10.2	—
Other	29.0	29.8
	$158.8	$145.5

9.	Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Revolving Credit Facility as of March 31, 2019.
The borrowing availability under our Revolving Credit Facility at March 31, 2019 was $207.1 million after giving consideration to $15.9 million of outstanding letters of credit and $127.0 million of outstanding revolver borrowings.
Senior Notes

In October 2018, we completed the offering of $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "Senior Notes").

The Senior Notes are unsecured, unsorbordinated obligations of EnPro and mature on October 15, 2026. Interest on the Senior Notes accrues at a rate of 5.75% per annum and is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on April 15, 2019. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro's existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.

On or after October 15, 2021, we may, on any one or more occasion, redeem all or part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption price. We may also redeem some or all of the Senior Notes before October 15, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, but not including, the redemption date, plus a "make whole" premium.

Each holder of the Senior Notes my require us to repurchase some or all of the Senior Notes held by such holder for cash upon the occurrence of a defined "change of control" event. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.

The indenture governing the Senior Notes included covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2019 and 2018, are as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018

Service cost	$1.1	$1.2	$0.1	$0.1
Interest cost	3.0	3.4	—	—
Expected return on plan assets	(4.0)	(5.4)	—	—
Amortization of net loss	1.6	1.4	—	—
Net periodic benefit cost	$1.7	$0.6	$0.1	$0.1
Contributions of $5.6 million were made in the three months ended March 31, 2018 to our U.S. defined benefit pension plans. We do not expect to make any contributions in 2019.

11.	Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$608.3	$(45.5)	$(1.3)	$862.7
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—
Net income	—	—	—	13.1	—	—	13.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Dividends	—	—	—	(5.3)	—	—	(5.3)
Share repurchases	—	—	(2.4)	—	—	—	(2.4)
Incentive plan activity	0.1	—	1.2	—	—	—	1.2
Balance, March 31, 2019	20.8	$0.2	$299.8	$627.6	$(50.2)	$(1.3)	$876.1
Changes in shareholders' equity for the three months ended March 31, 2018 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8
Adoption of new accounting standard	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	12.6	—	—	12.6
Other comprehensive income	—	—	—	—	9.8	—	9.8
Dividends	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(16.9)	—	—	—	(16.9)
Incentive plan activity	0.1	—	(1.7)	—	—	—	(1.7)
Balance, March 31, 2018	21.2	$0.2	$329.3	$611.5	$(38.6)	$(1.3)	$901.1
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $5.4 million were made during the three months ended March 31, 2019.
In April 2019, our board of directors declared a dividend of $0.25 per share, payable on June 19, 2019 to all shareholders of record as of June 5, 2019.
In October 2018, our board of directors authorized the repurchase of up to $50 million of our outstanding common shares. During the three months ended March 31, 2019 our total share repurchases totaled $2.4 million. Total cash paid during the period for the share repurchases was $2.0 million. The remaining amount of authorized purchases in the program at March 31, 2019 was $47.6 million. The program will expire in October 2020.

Subsequent to March 31, 2019, we repurchased additional shares for $4.0 million through April 29, 2019. The remaining amount of authorized purchases in the program at that date was $43.6 million.

At April 29, 2019, 0.1 million shares had been repurchased through the current program.

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
Segment operating results and other financial data for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(in millions)
Sales
Sealing Products	$224.5	$231.9
Engineered Products	79.5	85.9
Power Systems	57.3	52.1
	361.3	369.9
Intersegment sales	(1.0)	(1.1)
Net sales	$360.3	$368.8
Segment Profit
Sealing Products	$20.8	$23.7
Engineered Products	6.2	14.4
Power Systems	6.7	4.0
Total segment profit	33.7	42.1
Corporate expenses	(9.0)	(8.7)
Interest expense, net	(4.5)	(7.8)
Other expense, net	(2.3)	(0.8)
Income before income taxes	$17.9	$24.8

Segment assets are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Sealing Products	$1,038.0	$1,009.3
Engineered Products	242.1	220.5
Power Systems	262.7	266.1
Corporate	204.3	223.2
	$1,747.1	$1,719.1

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the three months ended March 31, 2019:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$12.1	$2.7	$—	$14.8
Automotive	1.0	23.3	—	24.3
Chemical and material processing	15.4	12.2	—	27.6
Food and pharmaceutical	9.7	0.2	—	9.9
General industrial	43.5	26.3	—	69.8
Medium-duty/heavy-duty truck	89.2	0.2	—	89.4
Navy and marine	0.2	—	46.4	46.6
Oil and gas	14.3	10.5	1.3	26.1
Power generation	10.6	2.4	9.4	22.4
Semiconductors	25.6	—	—	25.6
Other	2.1	1.5	0.2	3.8
Total third party sales	$223.7	$79.3	$57.3	$360.3

Below is a summary of our third party sales by major end market with which we do business for the three months ended March 31, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$11.7	$2.1	$1.0	$14.8
Automotive	1.2	27.0	—	28.2
Chemical and material processing	13.0	12.7	—	25.7
Food and pharmaceutical	8.3	0.3	—	8.6
General industrial	45.5	27.2	—	72.7
Medium-duty/heavy-duty truck	89.1	0.3	—	89.4
Navy and marine	0.1	—	29.9	30.0
Oil and gas	14.9	11.5	1.2	27.6
Power generation	14.3	2.6	18.7	35.6
Semiconductors	28.2	—	—	28.2
Other	4.6	2.1	1.3	8.0
Total third party sales	$230.9	$85.8	$52.1	$368.8

13. Derivatives and Hedging
In September 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The swap agreement matures on September 15, 2022. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At March 31, 2019, the fair value of these derivatives was $8.4 million, and was recorded as an asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2019	December 31, 2018
	(in millions)
Assets
Time deposits	$34.9	$33.4
Foreign currency derivatives	8.4	4.5
Deferred compensation assets	9.1	8.6
	$52.4	$46.5
Liabilities
Deferred compensation liabilities	$9.3	$8.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$473.2	$482.6	$464.9	$462.1
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these would be considered Level 2 computations because the market is not active.

15.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Cumulative effect of accounting change	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	5.8	—	5.8
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.8	1.0	6.8
Ending balance	$(4.8)	$(45.4)	$(50.2)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive income before reclassifications	8.8	—	8.8
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	8.8	1.0	9.8
Ending balance	$2.0	$(40.6)	$(38.6)
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
	Three months ended March 31,
(in millions)	2019	2018
Pension and other postretirement plans adjustments:
Actuarial losses	$1.6	$1.4	(1)
Tax benefit	(0.6)	(0.4)	Income tax expense
Net of tax	$1.0	$1.0	Net income

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations caption is other (non-operating) expense (See Note 10, “Pensions and Postretirement Benefits” for additional details).

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites, 15 are sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2019 and December 31, 2018, we had accrued liabilities aggregating $30.1 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remains a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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

Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. During 2017 and 2018, we incurred $0.1 million and $0.4 million, respectively, related to this matter. Our future remediation costs could be significantly greater than the $2.9 million remaining accrual at March 31, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
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
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of March 31, 2019 is $2.7 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of EnPro Holdings located in Water Valley, Mississippi, which was divested to BorgWarner, Inc. ("BorgWarner") in 1996, EnPro Holdings has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro Holdings requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we developed an alternate remedial approach which has been approved by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant.
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
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at March 31, 2019 is $4.2 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
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
Crucible Steel Corporation a/k/a Crucible, Inc.
Crucible, which was engaged primarily in the manufacture and distribution of high technology specialty metal products, was a wholly owned subsidiary of EnPro Holdings until 1983 when its assets and liabilities were distributed to a new subsidiary, Crucible Materials Corporation. EnPro Holdings sold a majority of the outstanding shares of Crucible Materials Corporation in 1985 and divested its remaining minority interest in 2004. Crucible Materials Corporation filed for Chapter 11 bankruptcy protection in May 2009 and is no longer conducting operations.
We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to EnPro Holding's period of ownership of Crucible. Based on EnPro Holding's prior ownership of Crucible, we may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in "Environmental" above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	0.4	1.0
Settlements made	(1.3)	(1.1)
Balance at end of period	$10.8	$5.2
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the first half of 2020.
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

Asbestos Insurance Matters
The historical business operations of certain of our subsidiaries resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. In 2010, certain of these subsidiaries, including Garlock Sealing Technologies, LLC ("GST"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court"). An additional subsidiary filed a Chapter 11 bankruptcy petition with the Bankruptcy Court in 2017. The filings were part of a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay these asbestos claims.
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and a corporate predecessor of EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by a corporate predecessor of EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against the corporate predecessor of EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings' corporate predecessor prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million.
As of March 31, 2019, approximately $11.3 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $11.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $11.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2019 – $8.8 million
2020 – $2.5 million
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $11.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings, and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

17.	Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility (collectively, the “Guarantor Subsidiaries”). Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. A Guarantor Subsidiary's guarantee of the Senior Notes is subject to release in certain circumstances, including (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the indenture governing the Senior Notes; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256.2	$146.5	$(42.4)	$360.3
Cost of sales	—	187.8	101.8	(42.4)	247.2
Gross profit	—	68.4	44.7	—	113.1
Operating expenses:
Selling, general and administrative	12.9	46.9	28.0	—	87.8
Other	0.3	0.3	0.8	—	1.4
Total operating expenses	13.2	47.2	28.8	—	89.2
Operating income (loss)	(13.2)	21.2	15.9	—	23.9
Interest income (expense), net	(3.3)	(1.5)	0.3	—	(4.5)
Other expense	—	0.9	(2.4)	—	(1.5)
Income (loss) before income taxes	(16.5)	20.6	13.8	—	17.9
Income tax benefit (expense)	1.5	(2.3)	(4.0)	—	(4.8)
Income (loss) before equity in earnings of subsidiaries	(15.0)	18.3	9.8	—	13.1
Equity in earnings of subsidiaries, net of tax	28.1	9.8	—	(37.9)	—
Net income	$13.1	$28.1	$9.8	$(37.9)	$13.1
Comprehensive income	$19.9	$28.2	$12.9	$(41.1)	$19.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$257.3	$150.9	$(39.4)	$368.8
Cost of sales	—	185.5	97.6	(39.4)	243.7
Gross profit	—	71.8	53.3	—	125.1
Operating expenses:
Selling, general and administrative	12.1	49.2	30.8	—	92.1
Other	0.1	0.6	0.3	—	1.0
Total operating expenses	12.2	49.8	31.1	—	93.1
Operating income (loss)	(12.2)	22.0	22.2	—	32.0
Interest expense, net	(6.7)	(1.6)	0.5	—	(7.8)
Other expense	—	0.6	—	—	0.6
Income (loss) before income taxes	(18.9)	21.0	22.7	—	24.8
Income tax benefit (expense)	6.4	(11.9)	(6.7)	—	(12.2)
Income (loss) before equity in earnings of subsidiaries	(12.5)	9.1	16.0	—	12.6
Equity in earnings of subsidiaries, net of tax	25.1	16.0	—	(41.1)	—
Net income	$12.6	$25.1	$16.0	$(41.1)	$12.6
Comprehensive income (loss)	$(2.4)	$37.2	$27.1	$(39.5)	$22.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$60.6	$(59.2)	$8.5	$—	$9.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(7.3)	(3.0)	—	(10.3)
Payments for capitalized internal-use software	—	(0.3)	(0.1)	—	(0.4)
Proceeds from sale of property, plant, and equipment		0.3		—	0.3
Net cash used in investing activities	—	(7.3)	(3.1)	—	(10.4)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(49.8)	55.0	(5.2)	—	—
Proceeds from debt	—	120.8	—	—	120.8
Repayments of debt	—	(111.6)	—	—	(111.6)
Repurchase of common stock	(2.0)			—	(2.0)
Dividends paid	(5.4)			—	(5.4)
Other	(3.4)	—	—	—	(3.4)
Net cash provided by (used in) financing activities	(60.6)	64.2	(5.2)	—	(1.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.4	—	3.4
Net decrease in cash and cash equivalents	—	(2.3)	3.6	—	1.3
Cash and cash equivalents at beginning of period	—	2.3	127.3	—	129.6
Cash and cash equivalents at end of period	$—	$—	$130.9	$—	$130.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23.2	$29.6	$10.6	$(83.4)	$(20.0)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(13.4)	(1.5)	—	(14.9)
Payments for capitalized internal-use software	—	(0.6)	(0.1)	—	(0.7)
Proceeds from sale of property, plant and equipment	—	0.4	—	—	0.4
Net cash used in investing activities	—	(13.6)	(1.6)	—	(15.2)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	1.7	(4.0)	2.3	—	—
Intercompany dividends	—	—	(83.4)	83.4	—
Proceeds from debt	—	256.1	—	—	256.1
Repayments of debt	—	(268.1)	—	—	(268.1)
Repurchase of common stock	(15.4)	—	—	—	(15.4)
Dividends paid	(5.3)	—	—	—	(5.3)
Other	(4.2)	—	—	—	(4.2)
Net cash used in financing activities	(23.2)	(16.0)	(81.1)	83.4	(36.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.9	—	0.9
Net decrease in cash and cash equivalents	—	—	(71.2)	—	(71.2)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$118.1	$—	$118.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$130.9	$—	$130.9
Accounts receivable, net	—	204.9	87.2	—	292.1
Intercompany receivables	—	23.8	12.1	(35.9)	—
Inventories	—	169.7	79.6	—	249.3
Income tax receivable	27.2	—	5.5	—	32.7
Prepaid expenses and other current assets	4.0	20.7	9.2	—	33.9
Total current assets	31.2	419.1	324.5	(35.9)	738.9
Property, plant and equipment, net	—	206.4	87.6	—	294.0
Goodwill	—	261.7	72.9	—	334.6
Other intangible assets, net	—	236.9	54.7	—	291.6
Intercompany receivables	—	0.1	2.5	(2.6)	—
Investment in subsidiaries	1,236.6	410.5	—	(1,647.1)	—
Other assets	9.8	44.3	33.9	—	88.0
Total assets	$1,277.6	$1,579.0	$576.1	$(1,685.6)	$1,747.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Accounts payable	1.4	81.5	36.4	—	119.3
Intercompany payables	—	12.1	23.8	(35.9)	—
Accrued expenses	18.4	81.5	58.9	—	158.8
Total current liabilities	19.8	175.5	119.1	(35.9)	278.5
Long-term debt	345.0	127.8	—	—	472.8
Intercompany payables	1.3	1.2	0.1	(2.6)	—
Other liabilities	35.4	37.9	46.4	—	119.7
Total liabilities	401.5	342.4	165.6	(38.5)	871.0
Shareholders’ equity	876.1	1,236.6	410.5	(1,647.1)	876.1
Total liabilities and equity	$1,277.6	$1,579.0	$576.1	$(1,685.6)	$1,747.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2018
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
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2018.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018, which include:

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

For the three months ended March 31, 2019, we recognized a $1.0 million increase to the loss provision. During this period we experienced $0.9 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the period, a $0.6 million increase in projected total project costs, partially offset by $0.5 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the three months ended March 31, 2018, we recognized a decrease in the cumulative loss provision of $3.2 million, which included $1.7 million of favorability related to the strengthening of the Euro versus the U.S. Dollar and a $1.5 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. At March 31, 2019 and December 31, 2018, the cumulative program loss recognized was $17.8 million and $16.8 million, respectively.

The EDF contract also includes contractual penalties for late delivery and our profitability under the contract could be adversely affected to the extent any penalties apply to any late deliveries. In addition, our profitability could be adversely affected if we do not realize certain internal efficiency gains that we anticipate achieving while performing under the contract.
Outlook

During the first quarter, our Power Systems segment reported strong results, with both sales and earnings up significantly compared to the first quarter of the prior year due to strong demand for military marine engines and aftermarket parts and services. The growth in Power Systems was more than offset by unexpected weakness in Asian and European markets within Engineered Products, anticipated market headwinds in semiconductor, a negative translation impact due to a stronger dollar, and decreased sales in Sealing Products as a result of exiting the gas turbine business in 2018.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Three months ended March 31,
	2019	2018
	(in millions)
Sales
Sealing Products	$224.5	$231.9
Engineered Products	79.5	85.9
Power Systems	57.3	52.1
	361.3	369.9
Intersegment sales	(1.0)	(1.1)
Net sales	$360.3	$368.8
Segment Profit
Sealing Products	$20.8	$23.7
Engineered Products	6.2	14.4
Power Systems	6.7	4.0
Total segment profit	33.7	42.1
Corporate expenses	(9.0)	(8.7)
Interest expense, net	(4.5)	(7.8)
Other expense, net	(2.3)	(0.8)
Income before income taxes	$17.9	$24.8
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 with the exception of $1.3 million and $0.3 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the three months ended March 31, 2019 and 2018 also includes $0.7 million and $0.7 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Sales of $360.3 million in the first three months of 2019 decreased 2.3% from $368.8 million in the first three months of 2018. The following table summarizes the impact of foreign currency on sales by segment:

Sales
increase/(decrease)	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(2.0)%	(0.3)%	(2.3)%
Sealing Products	(1.4)%	(1.8)%	(3.2)%
Engineered Products	(4.9)%	(2.6)%	(7.5)%
Power Systems	(0.1)%	10.1%	10.0%
Following is a discussion of operating results for each segment during the first three months of 2019:

Sealing Products. Sales of $224.5 million in the first three months of 2019 reflect a 3.2% decrease compared to the $231.9 million reported in the same period of 2018. Excluding the unfavorable foreign exchange translation ($3.2 million), sales were down 1.8% or $4.1 million. This decline was due primarily to softness in the semiconductor markets and the 2018 exit from the industrial gas turbine business, offset by strengthening in the food and pharmaceutical and petrochemical markets.
Segment profit of $20.8 million in the first three months of 2019 decreased 12.2% from $23.7 million reported in the same period of 2018. Operating margins for the segment decreased from 10.2% in the first three months of 2018 to 9.3% in the first three months of 2019. Excluding a year-over-year increase in restructuring costs ($0.7 million), a year-over-year increase in acquisition-related costs ($0.2 million), and unfavorable foreign exchange translation ($0.4 million), segment profit decreased $1.6 million, or 6.7% compared to the prior year. Segment profit was negatively impacted by unfavorable mix impact ($2.1 million) driven mainly by a higher mix of lower margin products, by increased material costs ($2.0 million), by lower sales ($0.9 million), partially offset by savings due to the exit of the industrial gas turbine business and the manufacturing brake drum friction business ($2.2 million), and price increases ($1.3 million).
Engineered Products. Sales in the first three months of 2019 decreased 7.5% to $79.5 million from $85.9 million reported in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($4.2 million), sales were down 2.6% or $2.2 million primarily due to weakness in automotive and general industrial markets in Asia and Europe.
Segment profit in the first three months of 2019 was $6.2 million compared to $14.4 million in the same period of 2018, a decrease of $8.2 million, or 56.9%. Operating margins for the segment were 7.8%, which was down from 16.8% in the first three months of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.6 million), and increased acquisition expenses ($0.3 million), segment profit decreased $7.2 million, or 49.4%, driven mainly by increased manufacturing costs ($2.4 million), decreased sales ($1.4 million), and increased selling, general, and administrative costs ($1.9 million).
Power Systems. Sales of $57.3 million in the first three months of 2019 increased $5.2 million, or 10.0%, from $52.1 million in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.1 million), segment profit increased by $5.3 million, or 10.1%. The increase was driven by strong military marine engine and aftermarket parts and services sales, partially offset by lower sales to the power generation market.
The segment reported a profit of $6.7 million in the first three months of 2019 compared to $4.0 million in the first three months of 2018, an increase of 67.5%. Operating margins for the segment were 11.7% in the first three months of 2019 compared to 7.7% in the first three months of 2018. Excluding the year over year unfavorable impact of FX on the EDF contract ($2.6 million), segment profit increased $5.2 million, or 225.7%. This was mainly driven by a change in product mix, with higher aftermarket parts and services revenue ($4.7 million).
Corporate expenses for the first three months of 2019 increased $0.3 million as compared to the same period in 2018. The increase was driven primarily by increased incentive compensation costs ($0.4 million) and corporate restructuring ($0.3 million), partially offset by lower consulting costs ($0.4 million).
Interest expense, net in the first three months of 2019 decreased by $3.3 million as compared to the same period of 2018, primarily due to a decrease in outstanding debt.
Other expense, net in the first three months of 2019 increased by $1.5 million as compared to the same period of 2018, due mainly to a $1.2 million increase in pension (non-service) costs.

The effective tax rates for the three months ended March 31, 2019 and 2018 were 26.8% and 49.2%, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 reflect the favorable impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and higher tax rates in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2018 was also impacted by a $5.4 million discrete tax charge to prior benefits recognized for domestic production activities as a result of interpretive guidance issued by the IRS.

Net income was $13.1 million, or $0.63 per share, in the first three months of 2019 compared to net income of $12.6 million, or $0.58 per share, in the same period of 2018. Earnings per share is expressed on a diluted basis.
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
As of March 31, 2019, we held all of our $130.9 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of March 31, 2019, we had a net current income tax receivable totaling $24.4 million.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $279.9 million at March 31, 2019 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $9.9 million of cash in the first three months of 2019 compared to using $20.0 million in the same period last year. The increase was due primarily to the timing of interest payments shifting as a result of refinancing our Senior Notes in 2018, cash received from our cross currency swap agreement's semi-annual payment, and a larger net income tax refund.
Investing activities used $10.4 million and $15.2 million of cash during the first three months of 2019 and 2018, respectively, with decreased capital expenditures in 2019 ($4.6 million).
Financing activities used $1.6 million in cash in the first three months of 2019, primarily from $2.0 million in cash used to repurchase shares, $5.4 million in dividends paid, funded by a $10.3 million in net proceeds from our revolving credit facility. Financing activities in the first three months of 2018 used cash of $36.9 million, primarily from $15.4 million in cash used to repurchase shares, $12.0 million in net repayments on our revolving credit facility, and $5.3 million in dividends paid.
Capital Resources
Senior Secured Revolving Credit Facility. On June 28, 2018, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company, as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer.  The Amended Credit Agreement provides for a five-year, senior secured revolving credit facility of $350.0 million (the “Revolving Credit Facility”). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.

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

The Company and EnPro Holdings, Inc. are the permitted borrowers under the Revolving Credit Facility.  The Company has the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of the Company’s domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of the Company’s existing domestic, consolidated subsidiaries has entered into the Amended Credit Agreement to provide such a guarantee.

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

We were in compliance with all covenants of the Revolving Credit Facility as of March 31, 2019.
The borrowing availability at March 31, 2019 under the Revolving Credit Facility was $207.1 million, representing the full $350 million amount of the Revolving Credit Facility less $15.9 million reserved for outstanding letters of credit and $127.0 million of outstanding borrowings.
Senior Notes.
In October 2018, we completed the offering of $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "Senior Notes").

The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on October 15, 2026. Interest on the Senior Notes accrues at a rate of 5.75% per annum and is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2019. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.

On or after October 15, 2021, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem some or all of the Senior Notes before October 15, 2021 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.

Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes held by such holder for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.

The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.

Share Repurchase Program. In October 2018, our board of directors authorized the repurchase of up to $50 million of our outstanding common shares. During the three months ended March 31, 2019, our share repurchases totaled $2.4 million. The remaining amount of authorized purchases in the program at March 31, 2019 was $47.6 million. The program will expire in October 2020.

Subsequent to March 31, 2019, we repurchased additional shares for $4.0 million through April 29, 2019. The remaining amount of authorized purchases in the program at that date was $43.6 million.

At April 29, 2019, 0.1 million shares had been repurchased through the current program.
Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2018, for a discussion of our critical accounting policies and estimates.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites, 15 are sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
As of March 31, 2019 and December 31, 2018, we had accrued liabilities aggregating $30.1 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 19 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area. EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remains a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. During 2017 and 2018, we incurred $0.1 million and $0.4 million, respectively, related to this matter. Our future remediation costs could be significantly greater than the $2.9 million remaining accrual at March 31, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
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
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations to be completed by the end of 2019. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of March 31, 2019 is $2.7 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
In connection with the former operation of a division of EnPro Holdings located in Water Valley, Mississippi, which was divested to BorgWarner, Inc. ("BorgWarner") in 1996, EnPro Holdings has been managing trichloroethylene soil and groundwater contamination at the site. In February 2016, the Mississippi Department of Environmental Quality (MDEQ) issued an order against EnPro Holdings requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. MDEQ performed the initial vapor intrusion investigations at certain residential and commercial sites, with the findings all being below the applicable screening level. In April 2016, the parties entered into a new order including negotiated time frames for groundwater remediation. Pursuant to that order, MDEQ performed a second round of vapor intrusion sampling beginning in August 2016. Results from sampling outside of three residences were above screening levels. Follow-up sampling directly underneath those residences (either sub-slab or in crawl spaces) were all below applicable screening levels. Two separate sampling events at another residence were also below applicable screening levels. Due to an increasing trend in vapor concentrations, MDEQ requested that we develop and implement initial corrective action measures to address vapor intrusion resulting from groundwater contamination in this residential area. These measures were developed and approved by MDEQ. Due to an inability to obtain access to private properties where the corrective action system was to be located, we developed an alternate remedial approach which has been approved by MDEQ. In addition, vapor intrusion sampling at the manufacturing facility owned by BorgWarner was conducted during the first quarter of 2017. The results showed exceedances of screening levels at various areas in the plant and exceedances of levels requiring responsive actions in a limited area of the plant.
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
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at March 31, 2019 is $4.2 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We plan to aggressively defend this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	0.4	1.0
Settlements made	(1.3)	(1.1)
Balance at end of period	$10.8	$5.2
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to

GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in the first half of 2020.
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
Asbestos Insurance Matters
The historical business operations of certain of our subsidiaries resulted in a substantial volume of asbestos litigation in which plaintiffs alleged personal injury or death as a result of exposure to asbestos fibers. In 2010, certain of these subsidiaries, including Garlock Sealing Technologies, LLC ("GST"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court"). An additional subsidiary filed a Chapter 11 bankruptcy petition with the Bankruptcy Court in 2017. The filings were part of a claims resolution process for an efficient and permanent resolution of all pending and future asbestos claims through court approval of a plan of reorganization to establish a facility to resolve and pay these asbestos claims.
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and a corporate predecessor of EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by a corporate predecessor of EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against the corporate predecessor of EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings' corporate predecessor prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million.
As of March 31, 2019, approximately $11.3 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $11.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $11.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following amounts should be collected in the years set out below:

2019 – $8.8 million
2020 – $2.5 million

GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $11.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings, and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2018.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.3 million and $7.7 million at March 31, 2019 and December 31, 2018, respectively.
On September 7, 2018, we entered into cross currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. During the term of the swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the $200.0 million aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2019	—		—		—		—
February 1 - February 28, 2019	—		—		—		—
March 1 – March 31, 2019	36,734	(1) (2)	$65.39	(1) (2)	36,000	(1)	47,645,433	(1)
Total	36,734	(1) (2)	$65.39	(1) (2)	36,000	(1)	47,645,433	(1)

(1)
On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, we purchased 36,000 shares at an average purchase price of $65.40 per share during March 2019 (with $47,645,433 remaining authority at quarter end).

(2)
In March 2019, a total of 734 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 72 were valued at a price of $66.59, the closing trading price of our common stock on March 20, 2019, and 662 of these shares were valued at a price of $64.45 per share, the closing trading price of our common stock on March 31, 2019. Accordingly, the total 734 shares were valued at a weighted average price of $64.66. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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
Second Amendment to Executive Employment Agreement dated as of March 11, 2019 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 11, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.2*	EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of May, 2019.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel
and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and
Controller