Form 10-K/A
period 2018-12-31
ENPRO INDUSTRIES, INC
filed 2019-08-02
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

EnPro Industries, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission on February 25, 2019 (the “Original Filing”), to make certain changes as described below. As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning).

The Company has identified certain errors related to items affecting the provision for income tax expense reported for the year ended December 31, 2018, which errors had the effect of understating income tax expense for the year and the three months ended December 31, 2018 by approximately $5.0 million. Pursuant to the guidance of SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company has evaluated the materiality of the errors quantitatively and qualitatively and has concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements and that such financial statements may continue to be relied upon.

In evaluating these errors, the Company identified deficiencies in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (i) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (ii) sufficiently review the completeness and accuracy of input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits.

These deficiencies constituted a material weakness in the Company’s internal control over financial reporting at December 31, 2018 and at March 31, 2019. As a result, the Company is filing this Form 10-K/A to amend the Original Filing to reflect that its internal control over financial reporting and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018.

This Form 10-K/A includes a revised report of our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting at December 31, 2018.

This Form 10-K/A also includes revised financial statements for the year ended December 31, 2018 which reflect the correction of the income tax errors described above. Note 25 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A describes in more detail the revisions to correct these errors. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Procedures

•	Item 15 - Exhibits, Financial Statement Schedules

As required by Rule 12b-15 under the Exchange Act, the Company’s current principal executive officer and principal financial officer are providing currently dated certifications, which are filed as exhibits hereto. In addition, the Company is filing as an exhibit hereto a new consent from PricewaterhouseCoopers LLP. Accordingly, this Form 10-K/A amends Part IV - Item 15 in the Original Filing to reflect the filing of the new certifications and consent, as well as XBRL tagging exhibits, and to reflect that the other exhibits filed with the Original Filing are incorporated by reference in this Form 10-K/A to such exhibits as filed with the Original Filing.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

The Company is concurrently filing an amendment (the “Form 10-Q/A”) to its Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019 (the “Original Form 10-Q Filing”) to reflect that its disclosure controls and procedures were not effective as of March 31, 2019. The Form 10-Q/A being filed concurrently with this Form 10-K/A corrects certain line items of the December 31, 2018 consolidated balance sheet included in the Original Form 10-Q Filing to conform to the consolidated balance sheet at that date included in this Form 10-K/A, with corresponding revisions to the line items in the March 31, 2019 consolidated balance sheet included in the Original Form 10-Q Filing. The Form 10-Q/A does not contain any revision to the Company’s consolidated statement of operations for the quarter ended March 31, 2019 as included in the Original Form 10-Q Filing.

PART II

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

	Year Ended December 31,
	2018 (2) (3)	2017 (1) (2)	2016 (1)	2015 (1)	2014 (1)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,532.0	$1,309.6	$1,187.7	$1,204.4	$1,219.3
Net income (loss)	19.6	$539.8	$(40.1)	$(20.9)	$22.0
Balance Sheet Data:
Total assets	$1,715.8	$1,886.1	$1,546.4	$1,498.8	$1,597.5
Long-term debt (including current portion)	$464.9	$618.5	$425.0	$356.3	$315.9
Notes payable to GST	$—	$—	$295.9	$283.2	$271.0
Per Common Share Data – Basic:
Net income (loss)	$0.94	$25.28	$(1.86)	$(0.93)	$0.95
Per Common Share Data – Diluted:
Net income (loss)	$0.93	$24.76	$(1.86)	$(0.93)	$0.85
Cash dividends declared per share	$0.96	$0.88	$0.84	$0.80	$—

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
(3) Net income, total assets, per common share data - basic, and per common share data - diluted for the year ended December 31, 2018 have been revised to reflect revisions to correct immaterial errors related to certain items affecting the provision for income taxes for the year ended December 31, 2018. See Note 25, "Revision" included in our Notes to Consolidated Financial Statements under Item 8, "Financial Statement and Supplementary Data."

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

Income tax expense in 2018 and 2017 were $27.0 million and $37.7 million, respectively, and the effective tax rates for 2018 and 2017 were 57.9% and 6.5%, respectively.

The effective tax rate for 2018 was higher than the U.S. federal statutory income tax rate of 21.0% because of the effects of the 2017 Tax Cuts and Jobs Act, enacted on December 22, 2017 (“Tax Act”), including the tax on global intangible low-taxed income (“GILTI”) and refinement of the provisional estimate of our transition tax, as well as the tax charge associated with the benefit previously recognized for domestic production activities as a result of interpretive guidance from IRS and tax charges arising from earnings in higher rate foreign jurisdictions.

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

Net income was $19.6 million, or $0.93 per share, in 2018 compared to net income of $539.8 million, or $24.76 per share, in 2017.
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
As of December 31, 2018, we held $2.3 million of cash and cash equivalents in the United States and $127.3 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100% dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In addition, as of December 31, 2018, we had a net current income tax receivable totaling $36.6 million, which includes $36.4 million arising from the carryback of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years and the resulting amendment of those tax returns.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $221.6 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2018, we repatriated $125.4 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENPRO INDUSTRIES, INC.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time the Original Filing was filed on February 25, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Subsequent to that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

In connection with the Original Filing, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 version).

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to June 30, 2019, we identified deficiencies that constituted a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits. These deficiencies resulted in a revision related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million. Additionally, these deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected.

In Management's Report on Internal Control over Financial Reporting included in our original Annual Report on From 10-K for the year ended December 31, 2018, our management, including our chief executive officer and chief financial officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2018. We have subsequently concluded that the material weakness described above existed as of December 31, 2018. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and stated in their report which appears in this Annual Report on Form 10-K/A.

Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:

•	enhancement of the Company’s quarterly tax package to require additional tax package preparer explanations, responses, representations, and formal documentation of local review and approval;

•	implementation of additional tax package data validation steps;

•
expansion of the Company’s key control regarding the review of quarterly tax packages to provide additional specific actions to be performed by corporate tax personnel in the review process, definition of specific content to be documented as part of the tax package review process and local formal concurrence to all significant corporate adjustments;

•	formal confirmation that special taxes and credits are based upon input factors that are reviewed and approved; and

•
enhancement of the quarterly review of the Effective Tax Rate (“ETR”) for each significant country and the reasons for any significant deviations from statutory or prior year ETRs by appropriate personnel.

We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting has occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 appears on page 93.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 31 to 33.

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
10.8+
Amendment to EnPro Industries, Inc. Management Stock Purchase Deferral Plan (incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)) ((this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and William C. O'Neal entered into on July 28, 2015)

10.28+
Management Continuity Agreement dated as of April 5, 2017 between EnPro Industries, Inc. and Jon D. Rickers (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+
Summary of Executive and Director Compensation Arrangements (incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney from Thomas M. Botts (incorporated by reference to Exhibit 24.1 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.2	Power of Attorney from Felix M. Brueck (incorporated by reference to Exhibit 24.2 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.3	Power of Attorney from B. Bernard Burns, Jr. (incorporated by reference to Exhibit 24.3 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.4	Power of Attorney from Diane C. Creel (incorporated by reference to Exhibit 24.4 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.5	Power of Attorney from Adele M. Gulfo (incorporated by reference to Exhibit 24.5 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.6	Power of Attorney for Kees van der Graaf (incorporated by reference to Exhibit 24.6 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.7	Power of Attorney from David L. Hauser (incorporated by reference to Exhibit 24.7 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
24.8	Power of Attorney from John Humphrey (incorporated by reference to Exhibit 24.8 to the Form 10-K for the year ended December 31, 2018 filed by EnPro Industries, Inc. (File No. 001-31225))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32*	Certification pursuant to Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of August, 2019.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that a material weakness in internal control over financial reporting related to certain aspects of its controls over the accounting for income taxes existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2019, except for the effects of the revision discussed in Note 25 to the consolidated financial statements and Note 3 to the financial statement schedule and the matter discussed in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is August 2, 2019.

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018, 2017 and 2016
(in millions, except per share data)

	2018	2017	2016
Net sales	$1,532.0	$1,309.6	$1,187.7
Cost of sales	1,053.0	865.3	791.9
Gross profit	479.0	444.3	395.8
Operating expenses:
Selling, general and administrative	340.4	325.7	302.7
Asbestos settlement	—	—	80.0
Other	21.3	16.9	15.6
Total operating expenses	361.7	342.6	398.3
Operating income (loss)	117.3	101.7	(2.5)
Interest expense	(28.5)	(50.9)	(55.9)
Interest income	1.2	1.5	0.8
Gain on reconsolidation of GST and OldCo	—	534.4	—
Other expense	(43.4)	(9.2)	(11.1)
Income (loss) before income taxes	46.6	577.5	(68.7)
Income tax benefit (expense)	(27.0)	(37.7)	28.6
Net income (loss)	$19.6	$539.8	$(40.1)
Basic earnings (loss) per share	$0.94	$25.28	$(1.86)
Diluted earnings (loss) per share	$0.93	$24.76	$(1.86)
Cash dividends per share	$0.96	$0.88	$0.84

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
Net income (loss)	$19.6	$539.8	$(40.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	14.4	(16.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(12.7)	5.2	(7.8)
Pension settlement loss	12.7	—	—
Amortization of pension and post-retirement benefits included in net income (loss)	5.5	7.7	6.9
Other comprehensive income (loss), before tax	5.2	27.3	(17.2)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2.3)	(4.8)	0.4
Other comprehensive income (loss), net of tax	2.9	22.5	(16.8)
Comprehensive income (loss)	$22.5	$562.3	$(56.9)

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$19.6	$539.8	$(40.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	39.1	32.7	30.4
Amortization	34.6	31.1	26.7
Gain on reconsolidation of GST and OldCo	—	(534.4)	—
Asbestos settlement	—	—	80.0
Loss on extinguishment of debt	18.1	—	—
Deferred income taxes	5.4	35.9	(30.0)
Stock-based compensation	6.5	9.5	5.1
Other non-cash adjustments	16.1	15.0	1.1
Change in assets and liabilities, net of effects of acquisitions, deconsolidation, and reconsolidation of businesses:
Asbestos liabilities	(0.5)	(95.5)	—
Asbestos insurance receivables	29.9	26.6	—
Accounts receivable, net	(29.6)	(35.7)	3.0
Inventories	(35.5)	7.9	2.4
Accounts payable	7.5	20.5	(2.9)
Income taxes, net	98.4	(9.9)	(16.4)
Other current assets and liabilities	9.4	8.8	6.4
Other non-current assets and liabilities	7.4	(5.7)	(1.2)
Net cash provided by operating activities	226.4	46.6	64.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(62.6)	(41.0)	(35.8)
Payments for capitalized internal-use software	(3.4)	(3.7)	(4.1)
Proceeds from sale of business	—	—	6.6
Payments for acquisitions, net of cash acquired	—	(44.6)	(28.5)
Reconsolidation of GST and OldCo	—	41.1	—
Deconsolidation of OldCo	—	(4.8)	—
Capital contribution to OldCo	—	(45.2)	—
Receipts from settlements of derivative contracts	9.3	—	—
Proceeds from sale of property, plant and equipment	30.7	0.5	0.4
Net cash used in investing activities	(26.0)	(97.7)	(61.4)
FINANCING ACTIVITIES
Proceeds from debt	1,014.7	635.7	350.8
Repayments of debt, including premiums to par value	(1,184.9)	(484.3)	(278.1)
Repurchase of common stock	(50.0)	(11.5)	(30.4)
Dividends paid	(20.3)	(19.0)	(18.1)
Other	(11.9)	(2.4)	(2.2)
Net cash provided by (used in) financing activities	(252.4)	118.5	22.0
Effect of exchange rate changes on cash and cash equivalents	(7.7)	10.4	(17.0)
Net increase (decrease) in cash and cash equivalents	(59.7)	77.8	8.1
Cash and cash equivalents at beginning of year	189.3	111.5	103.4
Cash and cash equivalents at end of year	$129.6	$189.3	$111.5
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$33.3	$46.4	$41.0
Income taxes, net of refunds received	$(77.5)	$6.8	$19.6
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$10.8	$7.2	$5.4
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in millions, except share amounts)

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$129.6	$189.3
Accounts receivable, less allowance for doubtful accounts of $4.1 in 2018 and of $4.7 in 2017	286.6	261.7
Inventories	233.1	204.1
Income tax receivable	49.6	113.2
Prepaid expenses and other current assets	33.2	51.3
Total current assets	732.1	819.6
Property, plant and equipment, net	301.2	296.9
Goodwill	333.7	336.1
Other intangible assets, net	297.3	347.0
Other assets	51.5	86.5
Total assets	$1,715.8	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.4	$0.2
Accounts payable	139.2	130.7
Accrued expenses	150.4	137.2
Total current liabilities	292.0	268.1
Long-term debt	462.5	618.3
Other liabilities	103.6	96.9
Total liabilities	858.1	983.3
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,929,218 shares at December 31, 2018 and 21,517,554 shares at December 31, 2017	0.2	0.2
Additional paid-in capital	301.0	347.9
Retained earnings	603.3	604.4
Accumulated other comprehensive loss	(45.5)	(48.4)
Common stock held in treasury, at cost – 189,514 shares at December 31, 2018 and 191,838 shares at December 31, 2017	(1.3)	(1.3)
Total shareholders’ equity	857.7	902.8
Total liabilities and equity	$1,715.8	$1,886.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017 and 2016
(dollars and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	21.9	$0.2	$372.5	$142.5	$(54.1)	$(1.3)	$459.8
Net loss	—	—	—	(40.1)	—	—	(40.1)
Other comprehensive loss	—	—	—	—	(16.8)	—	(16.8)
Dividends	—	—	—	(18.1)	—	—	(18.1)
Share repurchases	(0.6)	—	(29.7)	—	—	—	(29.7)
Incentive plan activity	0.1	—	3.7	(0.3)	—	—	3.4
Balance, December 31, 2016	21.4	0.2	346.5	84.0	(70.9)	(1.3)	358.5
Adoption of share-based payment accounting standard	—	—	0.5	(0.3)	—	—	0.2
Net income	—	—	—	539.8	—	—	539.8
Other comprehensive income	—	—	—	—	22.5	—	22.5
Dividends	—	—	—	(19.1)	—	—	(19.1)
Share repurchases	(0.2)	—	(11.5)	—	—	—	(11.5)
Incentive plan activity	0.1	—	10.4	—	—	—	10.4
Other	—	—	2.0	—	—	—	2.0
Balance, December 31, 2017	21.3	0.2	347.9	604.4	(48.4)	(1.3)	902.8
Adoption of new accounting standards	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	19.6	—	—	19.6
Other comprehensive income	—	—	—	—	2.9	—	2.9
Dividends	—	—	—	(20.4)	—	—	(20.4)
Share repurchases	(0.7)	—	(50.0)	—	—	—	(50.0)
Incentive plan activity	0.1	—	3.1	—	—	—	3.1
Balance, December 31, 2018	$20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7

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

Subsequent to June 30, 2019 we determined that our income tax expense for the three months and year ended December 31, 2018, as previously reported, was understated. The errors related primarily to the computation of the tax provision for certain of our legal entities located in two foreign countries and incorrect input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring credits. We evaluated the impact of these items on prior periods under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined the amounts were not material to previously issued financial statements. As a result, we have revised the consolidated financial statements to correct these errors. See Note 25, "Revision" for a further discussion of the revised items.
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

7.	Income Taxes
Income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$(45.3)	$524.1	$(96.4)
Foreign	91.9	53.4	27.7
Total	$46.6	$577.5	$(68.7)

A summary of income tax benefit (expense) in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$(2.1)	$(15.6)	$(8.7)
Foreign	23.1	17.6	10.6
State	0.6	(0.2)	(0.5)
	21.6	1.8	1.4
Deferred:
Federal	(1.7)	14.4	(25.5)
Foreign	1.4	17.0	0.2
State	5.7	4.5	(4.7)
	5.4	35.9	(30.0)
Total	$27.0	$37.7	$(28.6)

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

We elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions, introduced in 2018, require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. As a result of the GILTI provisions, our effective tax rate increased by 6.2% in 2018.

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

Significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$43.4	$89.6
Post-retirement benefits other than pensions	2.1	2.2
Environmental reserves	7.5	6.5
Retained liabilities of previously owned businesses	1.1	1.2
Accruals and reserves	9.1	6.2
Pension obligations	0.9	—
Inventories	4.2	2.5
Interest	11.4	12.0
Compensation and benefits	7.7	7.1
Gross deferred income tax assets	87.4	127.3
Valuation allowance	(23.9)	(25.7)
Total deferred income tax assets	63.5	101.6
Deferred income tax liabilities:
Depreciation and amortization	(85.9)	(86.6)
Cross currency swap	(1.2)	—
Joint ventures	(0.3)	(0.3)
Asbestos settlement	—	(6.3)
Pension obligations	—	(1.7)
Total deferred income tax liabilities	(87.4)	(94.9)
Net deferred tax assets and liabilities	$(23.9)	$6.7

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

The net deferred tax assets (liabilities) are reflected on a jurisdictional basis on the December 31, 2018 and 2017 Consolidated Balance Sheets as follows:

	2018	2017
	(in millions)
Other assets (non-current)	$11.0	$24.8
Other liabilities (non-current)	(34.9)	(18.1)
Net deferred tax assets and liabilities	$(23.9)	$6.7

At December 31, 2018, we had $41.0 million of foreign net operating loss carryforwards, of which $16.1 million expire at various dates between 2020 and 2032, and $24.9 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $8.4 million which expire at various dates between 2019 through 2038. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our U.S. federal, state or foreign income taxes otherwise payable.

The ten-year carryback of our 2017 net operating tax loss generated by the funding of the Trust, as described in Note 21, "Subsidiary Asbestos Bankruptcies," freed up $26.6 million in foreign tax credits, of which approximately half will be utilized to offset our 2018 federal tax liability with the balance utilized to reduce our future tax liability through 2027.

We determined, based on the available evidence, that it is uncertain whether certain of our foreign subsidiaries will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $23.9 million and $25.7 million have been recorded as of December 31, 2018 and 2017, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	0.3	0.1	1.1
Research and employment tax credits	(2.1)	(0.4)	3.2
State and local taxes	10.4	0.2	4.9
Domestic production activities	4.9	(0.4)	1.8
Foreign tax rate differences	9.4	(1.0)	4.3
Statutory changes in tax rates	0.6	0.3	0.2
Valuation allowance	(2.3)	0.2	(6.7)
Nondeductible expenses	3.0	0.3	(1.1)
Gain on reconsolidation of GST and OldCo	—	(32.4)	—
Reconsolidation step-up of net assets of GST and OldCo to fair value	—	9.0	—
GILTI	6.2	—	—
Other Tax Act items	4.6	(5.3)	—
Other items, net	1.9	0.9	(1.0)
Effective income tax rate	57.9%	6.5%	41.7%

Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $221.6 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends received deduction provided in the Tax Act, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2018, we repatriated $125.4 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. or foreign tax. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries.
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

	2018	2017	2016
Numerator (basic and diluted):
Net income (loss)	$19.6	$539.8	$(40.1)
Denominator:
Weighted-average shares – basic	20.9	21.3	21.6
Share-based awards	0.2	0.5	—
Weighted-average shares – diluted	21.1	21.8	21.6
Earnings (loss) per share:
Basic	$0.94	$25.28	$(1.86)
Diluted	$0.93	$24.76	$(1.86)
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

Identifiable intangible assets are as follows:

	As of December 31, 2018		As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$284.5	$150.2	$311.2	$138.0
Existing technology	112.3	45.1	113.0	37.5
Trademarks	35.3	23.1	35.8	22.3
Other	28.3	23.8	28.7	23.2
	460.4	242.2	488.7	221.0
Indefinite-Lived:
Trademarks	79.1	—	79.3	—
Total	$539.5	$242.2	$568.0	$221.0

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $28.9 million, $24.7 million and $21.0 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2019	$27.1
2020	$27.0
2021	$24.6
2022	$19.8
2023	$15.5

12.	Accrued Expenses

	As of December 31,
	2018	2017
	(in millions)
Salaries, wages and employee benefits	$59.5	$63.7
Interest	4.9	8.6
Customer advances	7.1	7.1
Environmental	16.4	9.2
Warranty	10.9	4.6
Income and other taxes	21.8	14.3
Other	29.8	29.7
	$150.4	$137.2

13.	Long-term Debt

	As of December 31,
	2018	2017
	(in millions)
Senior notes	344.9	444.2
Revolving debt	116.7	173.5
Other notes payable	3.3	0.8
	464.9	618.5
Less current maturities of long-term debt	2.4	0.2
	$462.5	$618.3
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

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the year ended December 31, 2018:

(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$54.1	$8.4	$—	$62.5
Automotive	5.3	97.3	—	102.6
Chemical and material processing	54.5	49.5	—	104.0
Food and pharmaceutical	37.1	1.0	—	38.1
General industrial	174.2	99.3	—	273.5
Medium-duty/heavy-duty truck	387.3	1.1	—	388.4
Navy and marine	1.0	—	197.4	198.4
Oil and gas	53.9	46.8	8.9	109.6
Power generation	57.8	11.2	49.9	118.9
Semiconductors	113.7	—	—	113.7
Other	12.0	8.6	1.7	22.3
Total third party sales	$950.9	$323.2	$257.9	$1,532.0

No customer accounted for 10% or more of net sales in 2018, 2017 or 2016.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Capital Expenditures
Sealing Products	$26.0	$20.4	$22.9
Engineered Products	10.1	9.9	7.2
Power Systems	26.5	10.7	5.7
Total capital expenditures	$62.6	$41.0	$35.8

Depreciation and Amortization Expense
Sealing Products	$50.7	$41.8	$35.1
Engineered Products	15.4	16.8	17.5
Power Systems	7.6	5.2	4.4
Corporate	—	—	0.1
Total depreciation and amortization	$73.7	$63.8	$57.1

	As of December 31,
	2018	2017
	(in millions)
Assets
Sealing Products	$1,009.3	$1,078.0
Engineered Products	220.5	229.2
Power Systems	266.1	210.8
Corporate	219.9	368.1
	$1,715.8	$1,886.1

Long-Lived Assets
United States	$211.9	$206.9
France	26.0	26.5
Other Europe	21.9	23.4
Other foreign	41.4	40.1
Total	$301.2	$296.9

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
We have revised our December 31, 2018 Condensed Consolidating Statement of Operations, Condensed Consolidating Statement of Comprehensive Income, and Condensed Consolidated Balance Sheet presented in our supplemental guarantor financial information to reflect the revision discussed in Note 25, "Revision."

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,091.2	$602.7	$(161.9)	$1,532.0
Cost of sales	—	812.9	402.0	(161.9)	1,053.0
Gross profit	—	278.3	200.7	—	479.0
Operating expenses:
Selling, general and administrative	31.0	201.4	108.0	—	340.4
Other	—	20.3	1.0	—	21.3
Total operating expenses	31.0	221.7	109.0	—	361.7
Operating income (loss)	(31.0)	56.6	91.7	—	117.3
Interest income (expense), net	(22.7)	(5.1)	0.5	—	(27.3)
Other expense, net	(18.1)	(25.0)	(0.3)	—	(43.4)
Income (loss) before income taxes	(71.8)	26.5	91.9	—	46.6
Income tax benefit (expense)	(42.9)	40.3	(24.4)	—	(27.0)
Income (loss) before equity in earnings of subsidiaries	(114.7)	66.8	67.5	—	19.6
Equity in earnings of subsidiaries, net of tax	134.3	67.5	—	(201.8)	—
Net income	$19.6	$134.3	$67.5	$(201.8)	$19.6

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$19.6	$134.3	$67.5	$(201.8)	$19.6
Other comprehensive income:
Foreign currency translation adjustments	(0.3)	(13.0)	(13.0)	26.0	(0.3)
Pension and post-retirement benefits adjustment (excluding amortization)	(12.7)	(12.7)	0.4	12.3	(12.7)
Pension settlement loss	12.7	12.7	(0.1)	(12.6)	12.7
Amortization of pension and post-retirement benefits included in net income	5.5	5.5	—	(5.5)	5.5
Other comprehensive income (loss), before tax	5.2	(7.5)	(12.7)	20.2	5.2
Income tax expense related to items of other comprehensive income	(2.3)	(2.3)	(0.1)	2.4	(2.3)
Other comprehensive income (loss), net of tax	2.9	(9.8)	(12.8)	22.6	2.9
Comprehensive income	$22.5	$124.5	$54.7	$(179.2)	$22.5

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2.3	$127.3	$—	$129.6
Accounts receivable, net	—	210.3	76.3	—	286.6
Intercompany receivables	—	19.0	8.9	(27.9)	—
Inventories	—	155.3	77.8	—	233.1
Income tax receivable	42.9	0.3	6.4	—	49.6
Prepaid expenses and other current assets	4.9	20.3	8.0	—	33.2
Total current assets	47.8	407.5	304.7	(27.9)	732.1
Property, plant and equipment, net	2.2	209.7	89.3	—	301.2
Goodwill	—	261.0	72.7	—	333.7
Other intangible assets, net	—	242.2	55.1	—	297.3
Intercompany receivables	—	53.9	—	(53.9)	—
Investment in subsidiaries	1,246.4	387.7	—	(1,634.1)	—
Other assets	13.6	25.3	12.6	—	51.5
Total assets	$1,310.0	$1,587.3	$534.4	$(1,715.9)	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.1	$0.3	$—	$—	$2.4
Accounts payable	2.1	99.0	38.1	—	139.2
Intercompany payables	—	8.9	19.0	(27.9)	—
Accrued expenses	13.9	82.8	53.7	—	150.4
Total current liabilities	18.1	191.0	110.8	(27.9)	292.0
Long-term debt	345.0	117.5	—	—	462.5
Intercompany payables	51.1	—	2.8	(53.9)	—
Other liabilities	38.1	32.4	33.1	—	103.6
Total liabilities	452.3	340.9	146.7	(81.8)	858.1
Shareholders’ equity	857.7	1,246.4	387.7	(1,634.1)	857.7
Total liabilities and equity	$1,310.0	$1,587.3	$534.4	$(1,715.9)	$1,715.8

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2017
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$189.3	$—	$189.3
Accounts receivable, net	—	180.1	81.6	—	261.7
Intercompany receivables	—	24.0	6.7	(30.7)	—
Inventories	—	135.4	68.7	—	204.1
Income tax receivable	132.3	1.3	2.0	(22.4)	113.2
Prepaid expenses and other current assets	4.3	26.5	20.5	—	51.3
Total current assets	136.6	367.3	368.8	(53.1)	819.6
Property, plant and equipment, net	—	206.8	90.1	—	296.9
Goodwill	—	261.0	75.1	—	336.1
Other intangible assets, net	—	284.2	62.8	—	347.0
Intercompany receivables	—	22.9	—	(22.9)	—
Investment in subsidiaries	1,261.3	460.1	—	(1,721.4)	—
Other assets	12.8	59.3	14.4	—	86.5
Total assets	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable	2.3	82.5	45.9	—	130.7
Intercompany payables	—	6.7	24.0	(30.7)	—
Accrued expenses	22.8	90.1	46.7	(22.4)	137.2
Total current liabilities	25.1	179.5	116.6	(53.1)	268.1
Long-term debt	444.2	174.1	—	—	618.3
Intercompany payables	22.9	—	—	(22.9)	—
Other liabilities	15.7	46.7	34.5	—	96.9
Total liabilities	507.9	400.3	151.1	(76.0)	983.3
Shareholders’ equity	902.8	1,261.3	460.1	(1,721.4)	902.8
Total liabilities and equity	$1,410.7	$1,661.6	$611.2	$(1,797.4)	$1,886.1

24.	Selected Quarterly Financial Data (Unaudited)

	First Quarter (1)		Second Quarter (1)		Third Quarter (1)		Fourth Quarter (1)
(in millions, except per share data)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$368.8	$295.8	$393.6	$307.6	$388.2	$343.7	$381.4	$362.5
Gross profit	$125.1	$101.7	$115.8	$104.6	$124.1	$115.1	$114.0	$122.9
Net income (loss)	$12.6	$6.4	$9.9	$9.0	$24.2	$490.2	$(27.1)	$34.2
Basic earnings (loss) per share	$0.59	$0.30	$0.47	$0.42	$1.17	$22.98	$(1.31)	$1.60
Diluted earnings (loss) per share	$0.58	$0.30	$0.47	$0.41	$1.16	$22.49	$(1.31)	$1.57
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

The following table presents the impact a revision to our consolidated financial statements for the quarter ended December 31, 2018:

	Selected Quarterly Financial Data (Unaudited)
	Fourth Quarter 2018
	(in millions, except earnings per share data)
	As previously reported	Adjustment	As revised
Net loss	$(22.1)	$(5.0)	$(27.1)
Basic loss per share	$(1.07)	$(0.24)	$(1.31)
Diluted loss per share	$(1.07)	$(0.24)	$(1.31)

Refer to Note 25, "Revision" for a further discussion on the related changes.

25.	Revision
Subsequent to June 30, 2019 we determined that our income tax expense for the three months and year ended December 31, 2018, as previously reported, was understated. The errors related primarily to the computation of the tax provision for certain of our legal entities located in two foreign countries and incorrect input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring credits. We evaluated the impact of these items on prior periods under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined the amounts were not material to previously issued financial statements. As a result, we have revised the consolidated financial statements to correct these errors.
The following tables present the impact of this revision on our consolidated financial statements as of and for the year ended December 31, 2018:

	Consolidated Statement of Operations for the year ended December 31, 2018
	(in millions, except earnings per share data)
	As previously reported	Adjustment	As revised
Income before income taxes	$46.6	$—	$46.6
Income tax expense	(22.0)	(5.0)	(27.0)
Net Income	$24.6	$(5.0)	$19.6

Basic earnings per share	$1.17	$(0.23)	$0.94
Diluted earnings per share	$1.16	$(0.23)	$0.93

	Consolidated Statement of Comprehensive Income for the year ended December 31, 2018
	(in millions)
	As previously reported	Adjustment	As revised
Net income	$24.6	$(5.0)	$19.6
Other comprehensive income, net of tax	2.9	—	2.9
Comprehensive income	$27.5	$(5.0)	$22.5

	Consolidated Statement of Cash Flows for the year ended December 31, 2018
	(in millions)
	As previously reported	Adjustment	As revised
Net Income	$24.6	$(5.0)	$19.6
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4.9	0.5	5.4
Income taxes, net	93.9	4.5	98.4
Net cash provided by operating activities	$226.4	$—	$226.4

	Consolidated Balance Sheet as of December 31, 2018
	(in millions)
	As previously reported	Adjustment	As revised
Income tax receivable	$49.5	$0.1	$49.6
Total current assets	732.0	0.1	732.1
Other assets	54.9	(3.4)	51.5
Total assets	$1,719.1	$(3.3)	$1,715.8

Accrued expenses	$145.5	$4.9	$150.4
Total current liabilities	287.1	4.9	292.0
Other liabilities	106.8	(3.2)	103.6
Total liabilities	856.4	1.7	858.1

Retained earnings	608.3	(5.0)	603.3
Total shareholders' equity	862.7	(5.0)	857.7
Total liabilities and equity	$1,719.1	$(3.3)	$1,715.8
In addition, we have revised our December 31, 2018 Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Income, and Condensed Consolidated Balance Sheet that are presented in our supplemental guarantor financial information as well as unaudited selected quarterly financial data. Refer to Note 23, "Supplemental Guarantor Financial Information" and Note 24, "Selected Quarterly Financial Data (Unaudited)" to correct the disclosed errors related to the income tax provision.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2018	$4.7	$(0.3)	$(0.4)	$0.1	$4.1
2017	$4.9	$1.2	$(1.6)	$0.2	$4.7
2016	$5.4	$1.1	$(1.6)	$—	$4.9

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2) (3)	Balance, End of Year (3)
2018	$25.7	$(1.4)	$—	$(0.4)	$23.9
2017	$20.2	$1.2	$(0.1)	$4.4	$25.7
2016	$17.6	$4.6	$(0.1)	$(1.9)	$20.2

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.

(3)	Revised to reflect the revision discussed in Note 25, "Revision."