Form 10-Q/A
period 2019-03-31
ENPRO INDUSTRIES, INC
filed 2019-08-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

EnPro Industries, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, originally filed with the Securities and Exchange Commission on May 2, 2019 (the “Original Filing”), to make certain changes as described below. As used in this report, the terms “we,” “us,” “our,” “EnPro” and “Company” mean EnPro Industries, Inc. and its subsidiaries (unless the context indicates another meaning).

The Company has identified certain errors related to items affecting the provision for income tax expense reported for the year ended December 31, 2018, which errors had the effect of understating income tax expense for the three months and year ended December 31, 2018 by approximately $5.0 million. Pursuant to the guidance of SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company has evaluated the materiality of the errors quantitatively and qualitatively and has concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements and that such financial statements may continue to be relied upon.

In evaluating these errors, the Company identified deficiencies in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to the design and maintenance of controls over accounting for income taxes. Specifically, we did not design and maintain effective controls to (i) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (ii) sufficiently review the completeness and accuracy of input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits.

These deficiencies constituted a material weakness in the Company’s internal control over financial reporting at December 31, 2018 and at March 31, 2019. As a result, the Company is filing this Form 10-Q/A to reflect that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2019. The Company is concurrently filing an amendment (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission on February 25, 2019 (the “Original Form 10-K Filing”), to amend the Original Form 10-K Filing to reflect that its internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018.

The Form 10-K/A includes a revised report of our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting at December 31, 2018. The Form 10-K/A also includes revised financial statements as of and for the year ended December 31, 2018 which reflect the correction of the income tax errors described above.

This Form 10-Q/A corrects certain line items of the December 31, 2018 consolidated balance sheet included in the Original Filing to conform to the consolidated balance sheet at that date included in the Form 10-K/A, with corresponding revisions to the line items in the March 31, 2019 consolidated balance sheet included in the Original Filing. This Form 10-Q/A does not contain any revision to the Company’s consolidated statement of operations or consolidated statement of cash flows for the quarter ended March 31, 2019 as included in the Original Filing.

Note 18 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this form 10-Q/A describes these revisions in detail. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•	Part I, Item 1 - Financial Statements

•	Part I, Item 4 - Controls and Procedures

•	Part II, Item 6 - Exhibits

As required by Rule 12b-15 under the Exchange Act, the Company’s current principal executive officer and principal financial officer are providing currently dated certifications, which are filed as exhibits hereto. Accordingly, this Form 10-Q/A amends Part II - Item 6 in the Original Filing to reflect the filing of the new certifications, as well as XBRL tagging exhibits, and to reflect that the other exhibits filed with the Original Filing are incorporated by reference in this Form 10-Q/A to such exhibits as filed with the Original Filing.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

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

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$130.9	$129.6
Accounts receivable, net	292.1	286.6
Inventories	249.3	233.1
Income tax receivable	32.8	49.6
Prepaid expenses and other current assets	33.9	33.2
Total current assets	739.0	732.1
Property, plant and equipment, net	294.0	301.2
Goodwill	334.6	333.7
Other intangible assets, net	291.6	297.3
Other assets	84.6	51.5
Total assets	$1,743.8	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$2.4
Accounts payable	119.3	139.2
Accrued expenses	163.7	150.4
Total current liabilities	283.4	292.0
Long-term debt	472.8	462.5
Other liabilities	116.5	103.6
Total liabilities	872.7	858.1
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,975,221 shares in 2019 and 20,929,218 shares in 2018	0.2	0.2
Additional paid-in capital	299.8	301.0
Retained earnings	622.6	603.3
Accumulated other comprehensive loss	(50.2)	(45.5)
Common stock held in treasury, at cost – 188,761 shares in 2019 and 189,514 shares in 2018	(1.3)	(1.3)
Total shareholders’ equity	871.1	857.7
Total liabilities and equity	$1,743.8	$1,715.8

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2018 included within our annual report on Form 10-K.
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

Subsequent to June 30, 2019, we determined that our income tax expense for the year ended December 31, 2018, as previously reported, was understated. The errors related primarily to the computation of the tax provision for certain of our legal entities located in two foreign countries and incorrect input data used in the calculation of a new annual federal tax that became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring credits. We evaluated the impact of these items on prior periods under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined the amounts were not material to previously issued financial statements. These errors affected the consolidated balance sheets as of December 31, 2018 and March 31, 2019 as presented in the Original Filing. As a result, we have revised the consolidated balance sheets to correct these errors. See Note 18, "Revision" for a further discussion of the revised items.

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

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2018 (in millions):

2019	$11.5
2020	9.0
2021	6.2
2022	4.4
2023	3.4
Thereafter	2.7
Total minimum payments	$37.2

Net rent expense was $13.5 million for the year ended December 31, 2018.

8.	Accrued Expenses

	March 31, 2019	December 31, 2018
	(in millions)
Salaries, wages and employee benefits	$45.6	$59.5
Interest	9.9	4.9
Customer advances	17.6	7.1
Environmental	16.4	16.4
Warranty	10.7	10.9
Income and other taxes	24.3	21.8
Operating lease liabilities	10.2	—
Other	29.0	29.8
	$163.7	$150.4

9.	Long-Term Debt
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

11.	Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—
Net income	—	—	—	13.1	—	—	13.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Dividends	—	—	—	(5.3)	—	—	(5.3)
Share repurchases	—	—	(2.4)	—	—	—	(2.4)
Incentive plan activity	0.1	—	1.2	—	—	—	1.2
Balance, March 31, 2019	20.8	$0.2	$299.8	$622.6	$(50.2)	$(1.3)	$871.1
Changes in shareholders' equity for the three months ended March 31, 2018 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8
Adoption of new accounting standard	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	12.6	—	—	12.6
Other comprehensive income	—	—	—	—	9.8	—	9.8
Dividends	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(16.9)	—	—	—	(16.9)
Incentive plan activity	0.1	—	(1.7)	—	—	—	(1.7)
Balance, March 31, 2018	21.2	$0.2	$329.3	$611.5	$(38.6)	$(1.3)	$901.1
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

Segment operating results and other financial data for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(in millions)
Sales
Sealing Products	$224.5	$231.9
Engineered Products	79.5	85.9
Power Systems	57.3	52.1
	361.3	369.9
Intersegment sales	(1.0)	(1.1)
Net sales	$360.3	$368.8
Segment Profit
Sealing Products	$20.8	$23.7
Engineered Products	6.2	14.4
Power Systems	6.7	4.0
Total segment profit	33.7	42.1
Corporate expenses	(9.0)	(8.7)
Interest expense, net	(4.5)	(7.8)
Other expense, net	(2.3)	(0.8)
Income before income taxes	$17.9	$24.8

Segment assets are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Sealing Products	$1,038.0	$1,009.3
Engineered Products	242.1	220.5
Power Systems	262.7	266.1
Corporate	201.0	219.9
	$1,743.8	$1,715.8

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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and a corporate predecessor of EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by a corporate predecessor of EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-

Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against the corporate predecessor of EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings' corporate predecessor prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million.
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
We have revised our March 31, 2019 and our December 31, 2018 Condensed Consolidated Balance Sheet presented in our supplemental guarantor financial information to reflect the revision discussed in Note 18, "Revision."

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of March 31, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$130.9	$—	$130.9
Accounts receivable, net	—	204.9	87.2	—	292.1
Intercompany receivables	—	23.8	12.1	(35.9)	—
Inventories	—	169.7	79.6	—	249.3
Income tax receivable	27.2	0.1	5.5	—	32.8
Prepaid expenses and other current assets	4.0	20.7	9.2	—	33.9
Total current assets	31.2	419.2	324.5	(35.9)	739.0
Property, plant and equipment, net	—	206.4	87.6	—	294.0
Goodwill	—	261.7	72.9	—	334.6
Other intangible assets, net	—	236.9	54.7	—	291.6
Intercompany receivables	—	0.1	2.5	(2.6)	—
Investment in subsidiaries	1,231.6	401.9	—	(1,633.5)	—
Other assets	9.8	44.7	30.1	—	84.6
Total assets	$1,272.6	$1,570.9	$572.3	$(1,672.0)	$1,743.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Accounts payable	1.4	81.5	36.4	—	119.3
Intercompany payables	—	12.1	23.8	(35.9)	—
Accrued expenses	18.4	81.6	63.7	—	163.7
Total current liabilities	19.8	175.6	123.9	(35.9)	283.4
Long-term debt	345.0	127.8	—	—	472.8
Intercompany payables	1.3	1.2	0.1	(2.6)	—
Other liabilities	35.4	34.7	46.4	—	116.5
Total liabilities	401.5	339.3	170.4	(38.5)	872.7
Shareholders’ equity	871.1	1,231.6	401.9	(1,633.5)	871.1
Total liabilities and equity	$1,272.6	$1,570.9	$572.3	$(1,672.0)	$1,743.8

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

18. Revision

Subsequent to June 30, 2019, we determined that our income tax expense for the year ended December 31, 2018, as previously reported, was understated. The errors related primarily to the computation of the tax provision for certain of our legal entities located in two foreign countries and incorrect input data used in the calculation of a new annual federal tax that became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring credits. We evaluated the impact of these items on prior periods under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined the amounts were not material to previously issued financial statements. These errors affected the consolidated balance sheets as of December 31, 2018 and March 31, 2019 as presented in the Original Filing. As a result, we have revised the consolidated balance sheets to correct these errors.
The following tables present the impact of this revision on our consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Consolidated Balance Sheet as of March 31, 2019
	(in millions)
	As previously reported	Adjustment	As revised
Income tax receivable	$32.7	$0.1	$32.8
Total current assets	738.9	0.1	739.0
Other assets	88.0	(3.4)	84.6
Total assets	$1,747.1	$(3.3)	$1,743.8

Accrued expenses	$158.8	$4.9	$163.7
Total current liabilities	278.5	4.9	283.4
Other liabilities	119.7	(3.2)	116.5
Total liabilities	871.0	1.7	872.7

Retained earnings	627.6	(5.0)	622.6
Total shareholders' equity	876.1	(5.0)	871.1
Total liabilities and equity	$1,747.1	$(3.3)	$1,743.8

	Consolidated Balance Sheet as of December 31, 2018
	(in millions)
	As previously reported	Adjustment	As revised
Income tax receivable	$49.5	$0.1	$49.6
Total current assets	732.0	0.1	732.1
Other assets	54.9	(3.4)	51.5
Total assets	$1,719.1	$(3.3)	$1,715.8

Accrued expenses	$145.5	$4.9	$150.4
Total current liabilities	287.1	4.9	292.0
Other liabilities	106.8	(3.2)	103.6
Total liabilities	856.4	1.7	858.1

Retained earnings	608.3	(5.0)	603.3
Total shareholders' equity	862.7	(5.0)	857.7
Total liabilities and equity	$1,719.1	$(3.3)	$1,715.8

In addition, we have revised our March 31, 2019 and our December 31, 2018 Condensed Consolidated Balance

Sheet presented in our supplemental guarantor financial information. Refer to Note 17, "Supplemental Guarantor Financial Information" to correct for the disclosed errors related to the income tax provision.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time the Original Filing was filed on May 2, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2019.

Subsequent to that evaluation, we reevaluated the effectiveness of our disclosure controls and procedures. Due to the material weakness in internal control over financial reporting ((as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to June 30, 2019, we identified deficiencies that constituted a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits. These deficiencies resulted in a revision related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million.

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

PART II
OTHER INFORMATION

Item 6.	Exhibits.
The exhibits to this Form 10-Q/A are listed in the accompanying Exhibit Index.

EXHIBIT INDEX

2.1
Modified Joint Plan of Reorganization of Garlock Sealing Technologies LLC, et al. and OldCo, LLC, Successor by Merger to Coltec Industries Inc dated May 20, 2016, as modified on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017, filed in the United States Bankruptcy Court for the Western District of North Carolina (Charlotte Division) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Second Amendment to Executive Employment Agreement dated as of March 11, 2019 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 11, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.2
EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

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