Form 10-Q
period 2019-06-30
ENPRO INDUSTRIES, INC
filed 2019-08-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
 _________________________________________
ENPRO INDUSTRIES, INC.
(Exact name of registrant, as specified in its charter)
_____________________________________

North Carolina	01-0573945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
5605 Carnegie Boulevard
Suite 500
Charlotte
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2019, there were 20,593,475 shares of common stock of the registrant outstanding, which does not include 187,245 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2019 and 2018
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$387.0	$393.6	$747.3	$762.4
Cost of sales	261.9	277.8	509.1	521.5
Gross profit	125.1	115.8	238.2	240.9
Operating expenses:
Selling, general and administrative	83.8	89.4	171.6	181.5
Other	1.0	4.3	2.4	5.3
Total operating expenses	84.8	93.7	174.0	186.8
Operating income	40.3	22.1	64.2	54.1
Interest expense	(4.5)	(7.3)	(9.7)	(15.5)
Interest income	0.3	0.2	1.0	0.6
Other expense	(1.2)	(1.2)	(2.7)	(0.6)
Income before income taxes	34.9	13.8	52.8	38.6
Income tax expense	(11.0)	(3.9)	(15.8)	(16.1)
Net income	$23.9	$9.9	$37.0	$22.5
Comprehensive income	$21.3	$—	$41.2	$22.4

Basic earnings per share	$1.16	$0.47	$1.79	$1.06
Diluted earnings per share	$1.15	$0.47	$1.78	$1.05
Cash dividends per share	$0.25	$0.24	$0.50	$0.48

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2019 and 2018
(in millions)

	2019	2018
OPERATING ACTIVITIES
Net income	$37.0	$22.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.5	19.0
Amortization	17.1	17.7
Deferred income taxes	0.8	(7.5)
Stock-based compensation	3.3	3.5
Other non-cash adjustments	1.6	3.4
Change in assets and liabilities:
Asbestos insurance receivables	1.3	12.3
Accounts receivable, net	8.4	(31.4)
Inventories	(19.2)	(21.4)
Accounts payable	(16.4)	7.1
Income taxes, net	14.6	109.2
Other current assets and liabilities	8.7	(8.6)
Other non-current assets and liabilities	2.3	(16.2)
Net cash provided by operating activities	78.0	109.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.0)	(28.1)
Proceeds from sale of property, plant, and equipment	1.0	26.3
Other	(2.5)	(2.0)
Net cash used in investing activities	(18.5)	(3.8)
FINANCING ACTIVITIES
Proceeds from debt	217.7	358.6
Repayments of debt	(253.5)	(489.7)
Repurchase of common stock	(14.6)	(49.5)
Dividends paid	(10.6)	(10.3)
Other	(3.4)	(6.6)
Net cash used in financing activities	(64.4)	(197.5)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(4.2)
Net decrease in cash and cash equivalents	(5.3)	(95.9)
Cash and cash equivalents at beginning of period	129.6	189.3
Cash and cash equivalents at end of period	$124.3	$93.4
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$9.9	$17.0
Income taxes, net	$(0.5)	$(86.1)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.8	$4.7

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$124.3	$129.6
Accounts receivable, net	278.1	286.6
Inventories	252.3	233.1
Income tax receivable	36.5	49.6
Prepaid expenses and other current assets	40.2	33.2
Total current assets	731.4	732.1
Property, plant and equipment, net	289.6	301.2
Goodwill	334.7	333.7
Other intangible assets, net	285.9	297.3
Other assets	83.7	51.5
Total assets	$1,725.3	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.3	$2.4
Accounts payable	115.0	139.2
Accrued expenses	174.4	150.4
Total current liabilities	289.7	292.0
Long-term debt	427.9	462.5
Other liabilities	131.5	103.6
Total liabilities	849.1	858.1
Commitments and contingencies
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,780,720 shares in 2019 and 20,929,218 shares in 2018	0.2	0.2
Additional paid-in capital	288.8	301.0
Retained earnings	641.3	603.3
Accumulated other comprehensive loss	(52.8)	(45.5)
Common stock held in treasury, at cost – 188,027 shares in 2019 and 189,514 shares in 2018	(1.3)	(1.3)
Total shareholders’ equity	876.2	857.7
Total liabilities and equity	$1,725.3	$1,715.8

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2018 included within our annual report on Form 10-K/A.
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

2.	Revenue from Contracts with Customers

Information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$428.5	$452.5
Cumulative billings on uncompleted contracts	398.3	393.9
	$30.2	$58.6

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	June 30, 2019	December 31, 2018
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$60.4	$63.9
Accrued expenses (billings in excess of revenue recognized)	(30.2)	(5.3)
	$30.2	$58.6

The changes in our contract deferred revenue (billings in excess of revenue recognized) for the six months ended June 30, 2019 are as follows:

2019
Balance at beginning of period	$5.5
Additional billings in excess of revenue recognized	37.9
Revenue recognized	(13.2)
Balance at end of period	$30.2

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At June 30, 2019 and December 31, 2018, deposits and progress payments for long-lead-time components in our Power Systems segment totaled $3.3 million and $1.0 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of June 30, 2019 and December 31, 2018.
As of June 30, 2019, the aggregate amount of transaction price of remaining performance obligations, or backlog, for the full company was $406.7 million. Approximately 90% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond June 30, 2020 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

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

The effective tax rates for the quarters ended June 30, 2019 and 2018 were 31.4% and 28.6%, respectively. These effective tax rates reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in most foreign jurisdictions.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 29.8% and 41.8%, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2018 was also impacted by a $5.4 million discrete tax charge to prior benefits recognized for domestic production activities as a result of interpretive guidance issued by the IRS.

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

4.	Earnings Per Share

	Quarters Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$23.9	$9.9	$37.0	$22.5
Denominator:
Weighted-average shares – basic	20.7	20.9	20.7	21.1
Share-based awards	0.1	0.2	0.1	0.2
Weighted-average shares – diluted	20.8	21.1	20.8	21.3
Earnings per share:
Basic	$1.16	$0.47	$1.79	$1.06
Diluted	$1.15	$0.47	$1.78	$1.05

5.	Inventories

	June 30, 2019	December 31, 2018
	(in millions)
Finished products	$158.4	$142.9
Work in process	37.7	33.6
Raw materials and supplies	67.3	67.7
	263.4	244.2
Reserve to reduce certain inventories to LIFO basis	(11.1)	(11.1)
Total inventories	$252.3	$233.1

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

6.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2019, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2018	$311.3	$10.8	$11.6	$333.7
Change due to foreign currency translation	0.7	0.1	0.2	1.0
Goodwill as of June 30, 2019	$312.0	$10.9	$11.8	$334.7

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of June 30, 2019 and December 31, 2018.
Identifiable intangible assets are as follows:

	As of June 30, 2019		As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$284.9	$158.8	$284.5	$150.2
Existing technology	112.6	49.0	112.3	45.1
Trademarks	36.3	24.1	35.3	23.1
Other	30.1	24.1	28.3	23.8
	463.9	256.0	460.4	242.2
Indefinite-Lived:
Trademarks	78.0	—	79.1	—
Total	$541.9	$256.0	$539.5	$242.2

Amortization for the quarters and six months ended June 30, 2019 and 2018 were $7.2 million, $7.4 million, $14.0 million and $14.9 million, respectively.

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

Our building leases have remaining terms up to twelve years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to seven years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of June 30, 2019 are as follows:

	Balance Sheet Classification	June 30, 2019
		(in millions)
Right-of-use assets	Other assets	$30.4

Current liability	Accrued expenses	$9.7
Long-term liability	Other liabilities	21.2
Total liability		$30.9

Approximately 80% of our operating lease assets and liabilities arise from real estate leases and approximately 20% arise from equipment and vehicle leases.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we determine the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments. We used the incremental borrowing rate at January 1, 2019 for all leases that commenced prior to that date.

In the quarter ended June 30, 2019, we had operating lease costs of $2.9 million and our operating cash flows from operating leases were $3.1 million. Our short-term and variable lease costs were $0.4 million. We entered into additional operating leases that resulted in new right-of-use assets totaling $3.2 million.

In the six months ended June 30, 2019, we had operating lease costs of $5.9 million and our operating cash flows from operating leases were $6.2 million. Our short-term and variable leases costs were $0.9 million. We entered into additional operating leases that resulted in new right-of-use assets totaling $5.8 million.

We have not entered into any significant leases that have yet to commence.

Our weighted-average remaining lease term and discount rate at June 30, 2019 were:

Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	4.3%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2019(1)	$5.8
2020	9.1
2021	6.5
2022	4.1
2023	3.1
Thereafter	5.7
Total lease payments	34.3
Less: interest	(3.4)
Present value of lease liabilities	$30.9

(1) Excludes the six months ended June 30, 2019

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

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2018 (in millions):

2019	$11.5
2020	9.0
2021	6.2
2022	4.4
2023	3.4
Thereafter	2.7
Total minimum payments	$37.2

Net rent expense was $13.5 million for the year ended December 31, 2018.

8.	Accrued Expenses

	June 30, 2019	December 31, 2018
	(in millions)
Salaries, wages and employee benefits	$52.8	$59.5
Interest	4.7	4.9
Customer advances	33.1	7.1
Environmental	16.3	16.4
Warranty	5.4	10.9
Income and other taxes	21.8	21.8
Operating lease liabilities	9.7	—
Other	30.6	29.8
	$174.4	$150.4

9.	Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2019.
The borrowing availability under our Revolving Credit Facility at June 30, 2019 was $250.4 million after giving consideration to $17.5 million of outstanding letters of credit and $82.1 million of outstanding revolver borrowings.
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
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2019 and 2018, are as follows:

	Quarters Ended June 30,				Six months ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost	$1.2	$1.3	$—	$—	$2.3	$2.5	$0.1	$0.1
Interest cost	3.1	3.4	0.1	0.1	6.1	6.8	0.1	0.1
Expected return on plan assets	(4.0)	(5.3)	—	—	(8.0)	(10.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1	—	—
Amortization of net loss	1.7	1.5	—	—	3.3	2.9	—	—
Net periodic benefit cost	$2.1	$1.0	$0.1	$0.1	$3.8	$1.6	$0.2	$0.2

Contributions of $20.0 million were made in the six months ended June 30, 2018 to our U.S. defined benefit pension plans. We do not expect to make any contributions in 2019.

11.	Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—
Net income	—	—	—	13.1	—	—	13.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Dividends	—	—	—	(5.3)	—	—	(5.3)
Share repurchases	—	—	(2.4)	—	—	—	(2.4)
Incentive plan activity	0.1	—	1.2	—	—	—	1.2
Balance, March 31, 2019	20.8	0.2	299.8	622.6	(50.2)	(1.3)	871.1
Net income	—	—	—	23.9	—	—	23.9
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)
Dividends	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(12.6)	—	—	—	(12.6)
Incentive plan activity	—	—	1.6	—	—	—	1.6
Balance, June 30, 2019	20.6	$0.2	$288.8	$641.3	$(52.8)	$(1.3)	$876.2

Changes in shareholders' equity for the six months ended June 30, 2018 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8
Adoption of new accounting standard	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	12.6	—	—	12.6
Other comprehensive income	—	—	—	—	9.8	—	9.8
Dividends	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(16.9)	—	—	—	(16.9)
Incentive plan activity	0.1	—	(1.7)	—	—	—	(1.7)
Balance, March 31, 2018	21.2	0.2	329.3	611.5	(38.6)	(1.3)	901.1
Net income	—	—	—	9.9	—	—	9.9
Other comprehensive loss	—	—	—	—	(9.9)	—	(9.9)
Dividends	—	—	—	(5.1)	—	—	(5.1)
Share repurchases	(0.5)	—	(33.0)	—	—	—	(33.0)
Incentive plan activity	—	—	1.7	—	—	—	1.7
Balance, June 30, 2018	20.7	$0.2	$298.0	$616.3	$(48.5)	$(1.3)	$864.7

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $10.6 million were made during the six months ended June 30, 2019.
In July 2019, our board of directors declared a dividend of $0.25 per share, payable on September 18, 2019 to all shareholders of record as of September 4, 2019.
In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2019 we repurchased 0.2 million shares for $15.0 million. Total cash paid during the six months ended June 30, 2019 for the share repurchases was $14.6 million. The remaining amount of authorized purchases in the program at June 30, 2019 was $35.0 million. The board of directors' authorization expires in October 2020.

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
Segment operating results and other financial data for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Sales
Sealing Products	$239.3	$255.7	$463.8	$487.6
Engineered Products	79.0	85.4	158.5	171.3
Power Systems	69.8	53.7	127.1	105.8
	388.1	394.8	749.4	764.7
Intersegment sales	(1.1)	(1.2)	(2.1)	(2.3)
Net sales	$387.0	$393.6	$747.3	$762.4
Segment Profit
Sealing Products	$29.4	$19.3	$50.2	$43.0
Engineered Products	10.1	12.1	16.3	26.5
Power Systems	9.0	(0.2)	15.7	3.8
Total segment profit	48.5	31.2	82.2	73.3
Corporate expenses	(7.2)	(8.5)	(16.2)	(17.2)
Interest expense, net	(4.2)	(7.1)	(8.7)	(14.9)
Other expense, net	(2.2)	(1.8)	(4.5)	(2.6)
Income before income taxes	$34.9	$13.8	$52.8	$38.6

Segment assets are as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Sealing Products	$1,022.8	$1,009.3
Engineered Products	239.6	220.5
Power Systems	258.2	266.1
Corporate	204.7	219.9
	$1,725.3	$1,715.8

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the quarters ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$14.8	$3.0	$—	$17.8
Automotive	0.5	22.5	—	23.0
Chemical and material processing	13.2	13.0	—	26.2
Food and pharmaceutical	9.5	0.1	—	9.6
General industrial	43.1	24.4	—	67.5
Medium-duty/heavy-duty truck	97.8	0.1	—	97.9
Navy and marine	0.2	—	57.3	57.5
Oil and gas	15.9	11.2	1.1	28.2
Power generation	12.7	2.3	11.4	26.4
Semiconductors	27.0	—	—	27.0
Other	3.7	2.2	—	5.9
Total third party sales	$238.4	$78.8	$69.8	$387.0

	Quarter Ended June 30, 2018
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$13.2	$2.1	$—	$15.3
Automotive	1.8	27.5	—	29.3
Chemical and material processing	11.2	14.2	—	25.4
Food and pharmaceutical	9.7	0.2	—	9.9
General industrial	49.3	26.0	—	75.3
Medium-duty/heavy-duty truck	106.2	—	—	106.2
Navy and marine	0.2	—	40.5	40.7
Oil and gas	12.9	11.6	3.0	27.5
Power generation	18.5	2.7	10.0	31.2
Semiconductors	30.4	—	—	30.4
Other	1.4	0.8	0.2	2.4
Total third party sales	$254.8	$85.1	$53.7	$393.6

Below is a summary of our third party sales by major end market with which we do business for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$26.9	$5.7	$—	$32.6
Automotive	1.5	45.8	—	47.3
Chemical and material processing	28.6	25.2	—	53.8
Food and pharmaceutical	19.2	0.3	—	19.5
General industrial	85.9	50.7	—	136.6
Medium-duty/heavy-duty truck	187.0	0.4	—	187.4
Navy and marine	0.4	—	103.7	104.1
Oil and gas	31.0	21.7	2.4	55.1
Power generation	23.3	4.7	20.8	48.8
Semiconductors	52.5	—	—	52.5
Other	5.7	3.7	0.2	9.6
Total third party sales	$462.0	$158.2	$127.1	$747.3

	Six Months Ended June 30, 2018
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$24.9	$4.3	$—	$29.2
Automotive	3.0	55.5	—	58.5
Chemical and material processing	24.2	26.8	—	51.0
Food and pharmaceutical	18.0	0.5	—	18.5
General industrial	94.8	53.2	—	148.0
Medium-duty/heavy-duty truck	195.3	0.3	—	195.6
Navy and marine	0.3	—	71.4	71.7
Oil and gas	27.8	23.2	4.2	55.2
Power generation	32.8	5.4	28.6	66.8
Semiconductors	58.6	—	—	58.6
Other	6.0	1.8	1.5	9.3
Total third party sales	$485.7	$171.0	$105.7	$762.4

13. Derivatives and Hedging
In September 2018, we entered into cross currency swap agreements (the "Original Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The Original Swap agreement matures on September 15, 2022.
In May 2019, we entered into additional cross currency swap agreements (the "Additional Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5% , with interest payment dates of April 15 and October 15 of each year. The Additional Swap agreement matures on October 15, 2026.

During the term of the swap agreements, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying each of the swaps. There was no principal exchange at the inception of the arrangements, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
We have designated these cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At June 30, 2019, the fair values of the Original Swap and the Additional Swap were a $8.4 million asset and a $4.7 million liability, respectively, and were recorded within other assets and other liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2019	December 31, 2018
	(in millions)
Assets
Time deposits	$18.0	$33.4
Foreign currency derivatives	8.4	4.5
Deferred compensation assets	9.8	8.6
	$36.2	$46.5
Liabilities
Deferred compensation liabilities	$10.1	$8.9
Foreign currency derivatives	4.7	—
	$14.8	$8.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$428.2	$441.0	$464.9	$462.1

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

15.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.8)	$(45.4)	$(50.2)
Other comprehensive loss before reclassifications	(4.0)	—	(4.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.4	1.4
Net current-period other comprehensive income (loss)	(4.0)	1.4	(2.6)
Ending balance	$(8.8)	$(44.0)	$(52.8)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$2.0	$(40.6)	$(38.6)
Other comprehensive loss before reclassifications	(11.0)	—	(11.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.1	1.1
Net current-period other comprehensive income (loss)	(11.0)	1.1	(9.9)
Ending balance	$(9.0)	$(39.5)	$(48.5)

Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	1.8	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	2.4	2.4
Net current-period other comprehensive income	1.8	2.4	4.2
Ending balance	$(8.8)	$(44.0)	$(52.8)

Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive loss before reclassifications	(2.2)	—	(2.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.1	2.1
Net current-period other comprehensive income (loss)	(2.2)	2.1	(0.1)
Ending balance	$(9.0)	$(39.5)	$(48.5)

Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Pension and other postretirement plans adjustments:
Actuarial losses	$1.7	$1.5	$3.3	$2.9	(1)
Prior service costs	0.1	0.1	0.1	0.1	(1)
Total before tax	$1.8	$1.6	$3.4	$3.0	Income before income taxes
Tax benefit	(0.4)	(0.5)	(1.0)	(0.9)	Income tax expense
Net of tax	$1.4	$1.1	$2.4	$2.1	Net income

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites. At 15 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2019 and December 31, 2018, we had accrued liabilities aggregating $28.5 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.6 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.9 million remaining accrual at June 30, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is also included in the 19 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.

We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. If the claim were to be litigated, a court would consider a number of factors in allocating investigation and remediation costs, including, among others, each party’s level of culpability, the amount and relative toxicity of each party’s waste, each party’s involvement and degree of care exercised with regard to the generation, transportation, treatment, storage or disposal of the waste, the contribution of each party’s waste to the method of remediation, and the degree of cooperation by each party with government officials to prevent any harm to public health or the environment. A court has broad discretion in how these factors are applied. In light of information made available during the course of those discussions and our continued evaluation of this matter, we determined that we had sufficient information as of the end of the fourth quarter of 2018 to estimate the low end of a reasonably possible range of loss associated with this matter, although we continued to be unable to estimate the upper end of such a range. Accordingly, for the fourth quarter of 2018, we increased our reserve for this matter by $5.0 million, to reflect an aggregate reserve of $6.5 million, which is our estimate of the low end of the reasonably possible range of loss. In light of the discretionary allocation factors and other uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area and the Onondaga site, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of June 30, 2019 is $2.4 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at June 30, 2019 is $3.4 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We are aggressively defending this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. These cases have been removed to the federal U.S. District Court and plaintiffs' challenge to such removal has been denied by the federal court. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
We cannot estimate a reasonably possible range of loss from these lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Warranties
We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs we may incur under our warranties after a review of historical warranty experience and information about specific warranty claims. Adjustments are made to the liability as claims data, historical experience, and trends result in changes to our estimate.
Changes in the product warranty liability for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	2.7	5.8
Settlements made	(3.3)	(2.3)
Balance at end of period	$11.1	$8.8

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in late 2019.
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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims from the Pre-Garlock Coverage Block and anticipates further collections once the Trust begins making claims payments.

As of June 30, 2019, approximately $11.3 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $11.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $11.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following additional amounts should be collected in the years set out below:

2019 – $8.8 million
2020 – $2.5 million
We also believe that EnPro Holdings will bill, and could collect over time, as much as $10 million of insurance coverage for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-Garlock Coverage Block will be shared equally with the Trust.
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $11.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended June 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$277.3	$150.3	$(40.6)	$387.0
Cost of sales	—	201.9	100.6	(40.6)	261.9
Gross profit	—	75.4	49.7	—	125.1
Operating expenses:
Selling, general and administrative	11.3	44.6	27.9	—	83.8
Other	0.1	0.3	0.6	—	1.0
Total operating expenses	11.4	44.9	28.5	—	84.8
Operating income (loss)	(11.4)	30.5	21.2	—	40.3
Interest income (expense), net	(3.1)	(1.4)	0.3	—	(4.2)
Other expense	—	(1.2)	—	—	(1.2)
Income (loss) before income taxes	(14.5)	27.9	21.5	—	34.9
Income tax benefit (expense)	2.3	(6.1)	(7.2)	—	(11.0)
Income (loss) before equity in earnings of subsidiaries	(12.2)	21.8	14.3	—	23.9
Equity in earnings of subsidiaries, net of tax	36.1	14.3	—	(50.4)	—
Net income	$23.9	$36.1	$14.3	$(50.4)	$23.9
Comprehensive income	$21.3	$37.0	$13.8	$(50.8)	$21.3

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$533.5	$296.8	$(83.0)	$747.3
Cost of sales	—	389.7	202.4	(83.0)	509.1
Gross profit	—	143.8	94.4	—	238.2
Operating expenses:
Selling, general and administrative	24.2	89.2	58.2	—	171.6
Other	0.4	0.6	1.4	—	2.4
Total operating expenses	24.6	89.8	59.6	—	174.0
Operating income (loss)	(24.6)	54.0	34.8	—	64.2
Interest income (expense), net	(6.4)	(2.9)	0.6	—	(8.7)
Other expense	—	(2.6)	(0.1)	—	(2.7)
Income (loss) before income taxes	(31.0)	48.5	35.3	—	52.8
Income tax benefit (expense)	3.8	(8.4)	(11.2)	—	(15.8)
Income (loss) before equity in earnings of subsidiaries	(27.2)	40.1	24.1	—	37.0
Equity in earnings of subsidiaries, net of tax	64.2	24.1	—	(88.3)	—
Net income	$37.0	$64.2	$24.1	$(88.3)	$37.0
Comprehensive income	$41.2	$65.2	$26.7	$(91.9)	$41.2

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$83.8	$(5.0)	$17.6	$(18.4)	$78.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(12.1)	(4.9)	—	(17.0)
Proceeds from sale of property, plant, and equipment		0.6	0.4	—	1.0
Other	—	(2.3)	(0.2)	—	(2.5)
Net cash used in investing activities	—	(13.8)	(4.7)	—	(18.5)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(55.2)	52.3	2.9	—	—
Intercompany dividends	—	—	(18.4)	18.4	—
Proceeds from debt	—	217.7	—	—	217.7
Repayments of debt	—	(253.5)	—	—	(253.5)
Repurchase of common stock	(14.6)			—	(14.6)
Dividends paid	(10.6)			—	(10.6)
Other	(3.4)	—	—	—	(3.4)
Net cash provided by (used in) financing activities	(83.8)	16.5	(15.5)	18.4	(64.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net decrease in cash and cash equivalents	—	(2.3)	(3.0)	—	(5.3)
Cash and cash equivalents at beginning of period	—	2.3	127.3	—	129.6
Cash and cash equivalents at end of period	$—	$—	$124.3	$—	$124.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64.6	$131.4	$27.6	$(114.0)	$109.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(22.9)	(5.2)	—	(28.1)
Proceeds from sale of property, plant and equipment	—	25.9	0.4	—	26.3
Other	—	(1.8)	(0.2)	—	(2.0)
Net cash provided by (used in) investing activities	—	1.2	(5.0)	—	(3.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	0.6	(0.3)	(0.3)	—	—
Intercompany dividends	—	—	(114.0)	114.0	—
Proceeds from debt	—	358.6	—	—	358.6
Repayments of debt	—	(489.7)	—	—	(489.7)
Repurchase of common stock	(49.5)	—	—	—	(49.5)
Dividends paid	(10.3)	—	—	—	(10.3)
Other	(5.4)	(1.2)	—	—	(6.6)
Net cash used in financing activities	(64.6)	(132.6)	(114.3)	114.0	(197.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.2)	—	(4.2)
Net decrease in cash and cash equivalents	—	—	(95.9)	—	(95.9)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$93.4	$—	$93.4

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of June 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$124.3	$—	$124.3
Accounts receivable, net	0.6	193.2	84.3	—	278.1
Intercompany receivables	—	18.0	12.0	(30.0)	—
Inventories	—	174.2	78.1	—	252.3
Income tax receivable	25.9	1.5	9.1	—	36.5
Prepaid expenses and other current assets	5.7	25.1	9.4	—	40.2
Total current assets	32.2	412.0	317.2	(30.0)	731.4
Property, plant and equipment, net	—	203.4	86.2	—	289.6
Goodwill	—	261.7	73.0	—	334.7
Other intangible assets, net	—	232.9	53.0	—	285.9
Intercompany receivables	4.1	2.9	—	(7.0)	—
Investment in subsidiaries	1,233.8	395.1	—	(1,628.9)	—
Other assets	12.8	41.9	29.0	—	83.7
Total assets	$1,282.9	$1,549.9	$558.4	$(1,665.9)	$1,725.3
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Accounts payable	1.9	77.7	35.4	—	115.0
Intercompany payables	—	12.0	18.0	(30.0)	—
Accrued expenses	15.2	99.6	59.6	—	174.4
Total current liabilities	17.1	189.6	113.0	(30.0)	289.7
Long-term debt	345.1	82.8	—	—	427.9
Intercompany payables	—	1.3	5.7	(7.0)	—
Other liabilities	44.5	42.4	44.6	—	131.5
Total liabilities	406.7	316.1	163.3	(37.0)	849.1
Shareholders’ equity	876.2	1,233.8	395.1	(1,628.9)	876.2
Total liabilities and equity	$1,282.9	$1,549.9	$558.4	$(1,665.9)	$1,725.3

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of December 31, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2.3	$127.3	$—	$129.6
Accounts receivable, net	—	210.3	76.3	—	286.6
Intercompany receivables	—	19.0	8.9	(27.9)	—
Inventories	—	155.3	77.8	—	233.1
Income tax receivable	42.9	0.3	6.4	—	49.6
Prepaid expenses and other current assets	4.9	20.3	8.0	—	33.2
Total current assets	47.8	407.5	304.7	(27.9)	732.1
Property, plant and equipment, net	2.2	209.7	89.3	—	301.2
Goodwill	—	261.0	72.7	—	333.7
Other intangible assets, net	—	242.2	55.1	—	297.3
Intercompany receivables	—	53.9	—	(53.9)	—
Investment in subsidiaries	1,246.4	387.7	—	(1,634.1)	—
Other assets	13.6	25.3	12.6	—	51.5
Total assets	$1,310.0	$1,587.3	$534.4	$(1,715.9)	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$2.1	$0.3	$—	$—	$2.4
Accounts payable	2.1	99.0	38.1	—	139.2
Intercompany payables	—	8.9	19.0	(27.9)	—
Accrued expenses	13.9	82.8	53.7	—	150.4
Total current liabilities	18.1	191.0	110.8	(27.9)	292.0
Long-term debt	345.0	117.5	—	—	462.5
Intercompany payables	51.1	—	2.8	(53.9)	—
Other liabilities	38.1	32.4	33.1	—	103.6
Total liabilities	452.3	340.9	146.7	(81.8)	858.1
Shareholders’ equity	857.7	1,246.4	387.7	(1,634.1)	857.7
Total liabilities and equity	$1,310.0	$1,587.3	$534.4	$(1,715.9)	$1,715.8

18.	Subsequent Events

On July 2, 2019, we acquired The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL), a privately-held France-based company which distributes, designs, and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. The Aseptic group will become part of EnPro’s Garlock division within the Sealing Products segment. The purchase price allocation is subject to the completion of the valuation of certain assets and liabilities.

On July 19, 2019, we entered into an agreement to acquire the outstanding equity securities of LeanTeq, LLC and LeanTeq Co., Ltd. (collectively "LeanTeq"), a privately-held, Taiwan-based company. LeanTeq provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity (5G), artificial intelligence, and other leading-edge applications. Upon completion of the acquisition, LeanTeq will become part of EnPro's Technetics division within the Sealing Products segment. The transaction is subject to customary closing conditions, including Taiwan investment commission approval and other regulatory approvals, and is expected to close in the fourth quarter of 2019.

The acquisition agreement provides that two LeanTeq equity holders who are managers of LeanTeq (the “LeanTeq Executives”) will apply approximately 10% of the total transaction consideration paid in the acquisition to purchase equity interests of our subsidiary (the “Acquisition Subsidiary”) acquiring LeanTeq pursuant to an agreement (the “LLC Agreement”) to be entered into upon the closing of the LeanTeq acquisition (the “Closing”). Under the LLC Agreement, each of the LeanTeq Executives will also have the right to sell to us, and we will have the right to purchase from each of the LeanTeq Executives, the LeanTeq Executive’s equity interests in the Acquisition Subsidiary, following the third anniversary of the Closing, a change-of-control of the Acquisition Subsidiary or EnPro, dissolution of the Acquisition Subsidiary, termination of employment, death or disability of the LeanTeq Executive, and certain other circumstances such as a dispute regarding our performance of the LLC Agreement. The consideration payable in two installments in such purchase and sale arrangements is generally to be based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Acquisition Subsidiary, plus cash and less indebtedness of the Acquisition Subsidiary prior to the relevant installment payment, subject to certain adjustments dependent upon the circumstances of the purchase and sale.

The combined purchase price of these two transactions is approximately $345.0 million. EnPro is financing these two transactions through a combination of funds from cash, an expanded revolving credit facility, a new term loan facility, and the rollover investment from the LeanTeq Executives.

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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018, which include:

•	general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials;

•	the impact of fluctuations in currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	timely consummation of announced acquisitions;

•	changes in our pricing policies or the pricing policies of our competitors; and

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

For the six months ended June 30, 2019, we recognized a $1.1 million increase to the loss provision. We experienced $0.7 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the period, a $0.9 million increase in projected total project costs, partially offset by $0.5 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the six months ended June 30, 2018, we recognized no change to the loss provision. During this period, we experienced $1.8 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar offset by a $1.8 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. At June 30, 2019 and December 31, 2018, the cumulative program loss recognized was $17.9 million and $16.8 million, respectively.

As of June 30, 2019, Fairbanks Morse had completed the model unit and delivered 14 of the remaining 22 engine-generator sets under the EDF contract. The contract includes contractual penalties for late delivery and our profitability under the contract could be further adversely affected to the extent any penalties apply to any late deliveries. In addition, our profitability could be adversely affected if we do not realize certain anticipated internal efficiency gains while performing under the contract, additional service is required on delivered engine-generator sets for which Fairbanks Morse may not be compensated under the contract, or other claims are made with respect to the contract.

On July 2, 2019, we acquired The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL), a privately-held company which distributes, designs, and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. The Aseptic Group will become part of EnPro’s Garlock division within the Sealing Products segment.

Headquartered in Limonest, France, The Aseptic Group is a recognized supplier of high purity fluid path components that has been serving some of the world's largest pharmaceutical companies for over 20 years. The Aseptic Group is at the forefront of developing products and capabilities to support the latest manufacturing techniques currently being adopted to produce next generation biopharmaceutical drugs.

On July 19, 2019, we entered into an agreement to acquire the outstanding equity securities of LeanTeq, LLC and LeanTeq Co., Ltd. (collectively "LeanTeq"), a privately-held, Taiwan-based company. LeanTeq provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity (5G), artificial intelligence, and other leading-edge applications. Upon completion of the acquisition, LeanTeq will become part of EnPro's Technetics division within the Sealing Products segment. The transaction is subject to customary closing conditions, including Taiwan investment commission approval and other regulatory approvals, and is expected to close in the fourth quarter of 2019.

LeanTeq was founded in 2011, is headquartered in Taoyuan City, Taiwan, and has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services represent approximately 65% of LeanTeqs total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services.

The acquisition agreement provides that two LeanTeq equity holders who are managers of LeanTeq (the “LeanTeq Executives”) will apply approximately 10% of the total transaction consideration paid in the acquisition to purchase equity interests of our subsidiary (the “Acquisition Subsidiary”) acquiring LeanTeq pursuant to an agreement (the “LLC Agreement”) to be entered into upon the closing of the LeanTeq acquisition (the “Closing”). Under the LLC Agreement, each of the LeanTeq Executives will also have the right to sell to us, and we will have the right to purchase from each of the LeanTeq Executives, the LeanTeq Executive’s equity interests in the Acquisition Subsidiary, following the third anniversary of the Closing, a change-of-control of the Acquisition Subsidiary or EnPro, dissolution of the Acquisition Subsidiary, termination of employment, death or disability of the LeanTeq Executive, and certain other circumstances such as a dispute regarding our performance of the LLC Agreement. The consideration payable in two installments in such purchase and sale arrangements is generally to be based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the

Acquisition Subsidiary, plus cash and less indebtedness of the Acquisition Subsidiary prior to the relevant installment payment, subject to certain adjustments dependent upon the circumstances of the purchase and sale.

The combined purchase price of the LeanTeq and The Aseptic Group acquisitions is approximately $345.0 million. EnPro is financing these two transactions through a combination of funds from cash, a revolving credit facility, an anticipated new term loan facility, and rollover equity from LeanTeq Executives.
Outlook

Our Power Systems segment reported strong results, with both sales and earnings up significantly compared to the first six months of the prior year due to strong demand for military marine engines and aftermarket parts and services. The growth in Power Systems was offset by unexpected weakness within Engineered Products, anticipated market headwinds in the semiconductor capital equipment market, a negative translation impact due to a stronger dollar, and decreased sales in Sealing Products as a result of exiting the gas turbine business in 2018.

The second quarter saw a substantial year-over-year increase in profitability that was primarily the result of strength in aftermarket parts and services in Power Systems, productivity improvements and lower warranty charges in Sealing Products, and cost control measures across the company.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions that meet our strict acquisition criteria; however, the effect of such acquisitions, including the LeanTeq acquisition expected to close in the fourth quarter, cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Sales
Sealing Products	$239.3	$255.7	$463.8	$487.6
Engineered Products	79.0	85.4	158.5	171.3
Power Systems	69.8	53.7	127.1	105.8
	388.1	394.8	749.4	764.7
Intersegment sales	(1.1)	(1.2)	(2.1)	(2.3)
Net sales	$387.0	$393.6	$747.3	$762.4
Segment Profit
Sealing Products	$29.4	$19.3	$50.2	$43.0
Engineered Products	10.1	12.1	16.3	26.5
Power Systems	9.0	(0.2)	15.7	3.8
Total segment profit	48.5	31.2	82.2	73.3
Corporate expenses	(7.2)	(8.5)	(16.2)	(17.2)
Interest expense, net	(4.2)	(7.1)	(8.7)	(14.9)
Other expense, net	(2.2)	(1.8)	(4.5)	(2.6)
Income before income taxes	$34.9	$13.8	$52.8	$38.6
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters and six months ended June 30, 2019 and 2018 with the exception of $1.0 million, $4.0 million, $2.3 million, and $4.4 million, respectively, of restructuring costs. As noted

previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters and six months ended June 30, 2019 and 2018 also includes $1.0 million, $0.3 million, $1.7 million and $1.1 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Second Quarter of 2019 Compared to the Second Quarter of 2018

Sales of $387.0 million in the second quarter of 2019 decreased 1.7% from $393.6 million in the second quarter of 2018. The following table summarizes the impact of foreign currency on sales by segment:

Sales	Percent Change Second Quarter 2019 vs. Second Quarter 2018
increase/(decrease)	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(1.5)%	(0.2)%	(1.7)%
Sealing Products	(1.0)%	(5.4)%	(6.4)%
Engineered Products	(4.0)%	(3.5)%	(7.5)%
Power Systems	—%	30.0%	30.0%
Following is a discussion of operating results for each segment during the second quarter of 2019:
Sealing Products. Sales of $239.3 million in the second quarter of 2019 reflect a 6.4% decrease compared to the $255.7 million reported in the same period of 2018. Excluding the unfavorable foreign exchange translation ($2.6 million), sales were down 5.4% or $13.8 million. This decline was due primarily to softness in the semiconductor capital equipment and heavy-duty trucking markets as well as the 2018 exit from the industrial gas turbine business, offset by strengthening in aerospace and midstream oil and gas markets.
Segment profit of $29.4 million in the second quarter of 2019 was an increase of 52.3% from $19.3 million reported in the same period of 2018. Operating margins for the segment increased from 7.5% in the second quarter of 2018 to 12.3% in the second quarter of 2019. Excluding a year-over-year decrease in restructuring costs ($3.1 million), a year-over-year increase in acquisition-related costs ($1.3 million), and unfavorable foreign exchange translation ($0.4 million), segment profit increased $8.7 million, or 37.7% compared to the prior year. The increase in segment profit was driven by improved profitability resulting from 2018 restructuring actions taken, including the exit of the industrial gas turbine and the manufacturing brake drum friction businesses ($4.6 million), reduced warranty charges associated with unusual warranty claims for two products sold by our heavy-duty trucking business incurred in 2018 ($4.5 million), increased pricing ($3.1 million), and manufacturing efficiencies ($2.8 million), partially offset by decrease in sales volume ($4.8 million) and higher material costs ($2.3 million).
Engineered Products. Sales in the second quarter of 2019 decreased 7.5% to $79.0 million from $85.4 million reported in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($3.4 million), sales were down 3.5% or $3.0 million primarily due to weakness in automotive and general industrial markets.
Segment profit in the second quarter of 2019 was $10.1 million compared to $12.1 million in the same period of 2018, a decrease of $2.0 million, or 16.5%. Operating margins for the segment were 12.8%, which was down from 14.2% in the second quarter of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.6 million), acquisition expenses ($0.2 million), and increased restructuring costs of ($0.2 million), segment profit decreased $1.1 million, or 9.0%, driven mainly by lower sales volume ($1.9 million) partially offset by a more favorable product mix ($0.7 million).
Power Systems. Sales of $69.8 million in the second quarter of 2019 increased $16.1 million, or 30.0%, from $53.7 million in the same period of 2018. The increase was driven by strong military marine engine and aftermarket parts and services sales, partially offset by lower sales to the power generation market.
The segment reported a profit of $9.0 million in the second quarter of 2019 compared to a loss of $0.2 million in the second quarter of 2018. Operating margins for the segment were 12.9% in the second quarter of 2019 compared to (0.4)% in the second quarter of 2018. Excluding the year-over-year favorable impact of foreign exchange on the EDF contract ($3.7 million), and the year-over-year reduction in restructuring charges ($0.2 million), segment profit increased $5.3 million, or 150.7%. This was mainly driven by a change in product mix, with higher aftermarket parts and services revenue having a positive impact on margins ($6.1 million).

Corporate expenses for the second quarter of 2019 decreased $1.3 million as compared to the same period in 2018. The decrease was driven primarily by reduced personnel expenses and research and development costs, in part due to timing of spend within in 2019 compared to 2018 ($1.1 million), overall reduced medical costs ($0.6 million), and reduced foreign withholding taxes and franchise taxes ($0.2 million), partially offset by increased incentive compensation costs ($0.7 million).
Interest expense, net in the second quarter of 2019 decreased by $2.9 million as compared to the same period of 2018, primarily due to a decrease in average outstanding debt, a lower average interest rate on outstanding debt in the current quarter in comparison to prior year, and to higher interest credits in the current year associated with our cross currency swap agreements.
Other expense, net in the second quarter of 2019 increased by $0.4 million as compared to the same period of 2018, due mainly to a $1.5 million increase in pension (non-service) costs, partially offset by a $1.4 million decrease in environmental reserve costs and other costs from previously disposed businesses.

The effective tax rates for the second quarter ended June 30, 2019 and 2018 were 31.4% and 28.6%, respectively. These effective tax rates reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, which became effective January 1, 2018, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in most foreign jurisdictions.

Net income was $23.9 million, or $1.15 per share, in the second quarter of 2019 compared to net income of $9.9 million, or $0.47 per share, in the same period of 2018. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Sales of $747.3 million in the first six months of 2019 decreased 2.0% from $762.4 million in the first six months of 2018. The following table summarizes the impact of foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
increase/(decrease)	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(1.8)%	(0.2)%	(2.0)%
Sealing Products	(1.2)%	(3.7)%	(4.9)%
Engineered Products	(4.4)%	(3.1)%	(7.5)%
Power Systems	(0.1)%	20.2%	20.1%
Following is a discussion of operating results for each segment during the first six months of 2019:
Sealing Products. Sales of $463.8 million in the first six months of 2019 reflect a 4.9% decrease compared to the $487.6 million reported in the same period of 2018. Excluding the unfavorable foreign exchange translation ($5.8 million), sales were down 3.7% or $17.9 million. This decline was due primarily to softness in the semiconductor capital equipment and heavy-duty trucking markets as well as the 2018 exit from the industrial gas turbine business, offset by strengthening in aerospace and midstream oil and gas markets.
Segment profit of $50.2 million in the first six months of 2019 increased 16.7% from $43.0 million reported in the same period of 2018. Operating margins for the segment increased from 8.8% in the first six months of 2018 to 10.8% in the first six months of 2019. Excluding a year-over-year decrease in restructuring costs ($2.3 million), a year-over-year increase in acquisition-related costs ($1.5 million), and unfavorable foreign exchange translation ($0.8 million), segment profit increased $7.1 million, or 15.2% compared to the prior year. The increase in segment profit was driven by savings and improved profitability resulting from 2018 restructuring actions taken, including the exit of the industrial gas turbine and the manufacturing brake drum friction businesses ($6.4 million), reduced warranty charges associated with unusual warranty claims for two products sold by our heavy-duty trucking business incurred in 2018 ($5.1 million), increased pricing ($5.2 million), and manufacturing efficiencies ($2.8 million), partially offset by a decrease in sales volume ($7.9 million) and higher material costs ($4.5 million).
Engineered Products. Sales in the first six months of 2019 decreased 7.5% to $158.5 million from $171.3 million reported in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($7.6 million), sales were down 3.1% or $5.2 million primarily due to weakness in automotive and general industrial markets.

Segment profit in the first six months of 2019 was $16.3 million compared to $26.5 million in the same period of 2018, a decrease of $10.2 million, or 38.5%. Operating margins for the segment were 10.3%, which was down from 15.5% in the first six months of 2018. Excluding the impact of unfavorable foreign exchange translation ($1.2 million), increased acquisition expenses ($0.5 million), and increased restructuring charges ($0.1 million) segment profit decreased $8.4 million, or 31.1%, driven mainly by increased manufacturing costs ($3.2 million), decreased sales volume ($2.8 million), increased marketing and selling costs ($0.9 million), and increased spending on research and development ($0.8 million).
Power Systems. Sales of $127.1 million in the first six months of 2019 increased $21.3 million, or 20.1%, from $105.8 million in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.1 million), segment profit increased by $21.4 million, or 20.2%. The increase was driven by strong military marine engine and aftermarket parts and services sales, partially offset by lower sales to the power generation market.
The segment reported a profit of $15.7 million in the first six months of 2019 compared to $3.8 million in the first six months of 2018, an increase of 313.2%. Operating margins for the segment were 12.4% in the first six months of 2019 compared to 3.6% in the first six months of 2018. Excluding the year-over-year favorable impact of foreign exchange on the EDF contract ($1.1 million) and a reduction in restructuring charges ($0.2 million), segment profit increased $10.6 million, or 180.3%. This was mainly driven by a change in product mix, with higher aftermarket parts and services revenue having a positive impact on margins ($11.6 million).
Corporate expenses for the first six months of 2019 decreased $1.0 million as compared to the same period in 2018. The decrease was driven primarily by overall decreased medical costs ($1.2 million), decreased research and development costs ($0.7 million), decreased consulting fees ($0.5 million), and reduced foreign withholding taxes and franchise taxes ($0.4 million), partially offset by the 2018 reversal of a portion of share based compensation costs recognized in prior years due to the decline in our share price ($1.1 million), and current year restructuring costs ($0.4 million).
Interest expense, net in the first six months of 2019 decreased by $6.2 million as compared to the same period of 2018, primarily due to a decrease in outstanding debt and to higher interest credits in the current year associated with our cross currency swap agreements.
Other expense, net in the first six months of 2019 increased by $1.9 million as compared to the same period of 2018, due mainly to a $2.6 million increase in pension (non-service) costs . These increases were partially offset by a $0.5 million decrease in environmental reserve costs and other costs from previously disposed of businesses.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 29.8% and 41.8%, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, which became effective January 1, 2018, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2018 was also impacted by a $5.4 million discrete tax charge to prior benefits recognized for domestic production activities as a result of interpretive guidance issued by the IRS.

Net income was $37.0 million, or $1.78 per share, in the first six months of 2019 compared to net income of $22.5 million, or $1.05 per share, in the same period of 2018. Earnings per share is expressed on a diluted basis.
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
As of June 30, 2019, we held all of our $124.3 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of June 30, 2019, we had a net current income tax receivable totaling $24.6 million.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $242.2 million at June 30, 2019 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

We are financing the acquisitions of LeanTeq and The Aseptic Group through a combination of funds from cash, an expanded revolving credit facility, a new term loan facility, and the rollover investment from the LeanTeq Executives.

Cash Flows
Operating activities provided $78.0 million and $109.6 million of cash in the first six months of 2019 and 2018, respectively. The decrease was due primarily to less net income tax refunds and less asbestos insurance receipts in 2019, partially offset by higher net income, improved working capital in our Power Systems segment, and less pension payments.
Investing activities used $18.5 million and $3.8 million of cash during the first six months of 2019 and 2018, respectively. The increase in cash usage was driven by $26.3 million received in 2018 for the sale of fixed assets, primarily from sale of land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment, partially offset by lower capital expenditures in 2019 ($11.1 million).
Financing activities used $64.4 million in cash in the first six months of 2019, primarily from $14.6 million in cash used to repurchase shares, $10.6 million in dividends paid, and $34.6 million in net repayments on our revolving credit facility. Financing activities in the first six months of 2018 used cash of $197.5 million, primarily from $49.5 million in cash used to repurchase shares, $10.3 million in dividends paid, and $131.1 million in net repayments on our revolving credit facility. Funding for this activity was mainly derived from tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries.
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

The Company and EnPro Holdings, Inc. are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of the our domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Amended Credit Agreement to provide such a guarantee.

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

We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2019.
The borrowing availability at June 30, 2019 under the Revolving Credit Facility was $250.4 million, representing the full $350 million amount of the Revolving Credit Facility less $17.5 million reserved for outstanding letters of credit and $82.1 million of outstanding borrowings.
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

Share Repurchase Program. In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2019, we repurchased 0.2 million shares for $15.0 million. The remaining amount of authorized purchases in the program at June 30, 2019 was $35.0 million. The program will expire in October 2020.

LeanTeq Financing. To ensure we have the funds to complete the LeanTeq acquisition upon the receipt of appropriate regulatory approvals, we have secured committed financing of $100.0 million to close the transaction. However, our intent is to finance the acquisition at closing with a new $150.0 million term loan and additional borrowings under our Revolving Credit Facility, which will be increased by $50.0 million to $400.0 million

Critical Accounting Policies and Estimates
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites. At 15 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 15 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 4 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
As of June 30, 2019 and December 31, 2018, we had accrued liabilities aggregating $28.5 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 19 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.6 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.9 million remaining accrual at June 30, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is also included in the 19 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site. During 2016, we reserved $1.5 million for reimbursement of EPA response costs and certain estimated costs associated with the remedial investigation.
We have engaged and are continuing to engage in discussions with Honeywell with respect to these issues and possible resolution of Honeywell's claim. If the claim were to be litigated, a court would consider a number of factors in allocating investigation and remediation costs, including, among others, each party’s level of culpability, the amount and relative toxicity of each party’s waste, each party’s involvement and degree of care exercised with regard to the generation, transportation, treatment, storage or disposal of the waste, the contribution of each party’s waste to the method of remediation, and the degree of cooperation by each party with government officials to prevent any harm to public health or the environment. A court has broad discretion in how these factors are applied. In light of information made available during the course of those discussions and our continued evaluation of this matter, we determined that we had sufficient information as of the end of the fourth quarter of 2018 to estimate the low end of a reasonably possible range of loss associated with this matter, although we continued to be unable to estimate the upper end of such a range. Accordingly, for the fourth quarter of 2018, we increased our reserve for this matter by $5.0 million, to reflect an aggregate reserve of $6.5 million, which is our estimate of the low end of the reasonably possible range of loss. In light of the discretionary allocation factors and other uncertainties described above, the costs to resolve this matter may significantly exceed the amount of this reserve.

Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area and the Onondaga site, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of June 30, 2019 is $2.4 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
During 2016, we established an additional $1.3 million reserve with respect to this matter. During the year ended December 31, 2017, we reserved an additional $5.7 million for further investigation, additional remediation, long-term monitoring costs, and legal fees to support regulatory compliance for the above noted actions. In the fourth quarter of 2018, we reserved an additional $3.5 million for additional remediation, long-term monitoring costs and legal fees to support regulatory compliance for the above noted activities. The remaining reserve at June 30, 2019 is $3.4 million. As the corrective actions are implemented and their performance monitored, further modifications to the remediation system at the site may be required which may result in additional costs beyond the current reserve.
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We are aggressively defending this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 34 residential or commercial properties), Yalobusha County, and the Board of

Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. These cases have been removed to the federal U.S. District Court and plaintiffs' challenge to such removal has been denied by the federal court. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
We cannot estimate a reasonably possible range of loss from these lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the carrying amount of the product warranty liability for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	2.7	5.8
Settlements made	(3.3)	(2.3)
Balance at end of period	$11.1	$8.8
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted

the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in late 2019.
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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims from the Pre-Garlock Coverage Block and anticipates further collections once the Trust begins making claims payments.
As of June 30, 2019, approximately $11.3 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $11.3 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $11.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that the following additional amounts should be collected in the years set out below:

2019 – $8.8 million
2020 – $2.5 million
We also believe that EnPro Holdings will bill, and could collect over time, as much as $10 million of insurance coverage for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-Garlock Coverage Block will be shared equally with the Trust.
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $11.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.3 million and $7.7 million at June 30, 2019 and December 31, 2018, respectively.
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
In May 2019, we entered into additional cross currency swap agreements with a notional amount of $100.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5% , with interest payment dates of April 15 and October 15 of each year. The swap agreement matures on October 15, 2026.
During the term of the swap agreements, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the swap. There was no principal exchange at the inception of the arrangements, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the swap agreements at their fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the swap agreements were entered into.
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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2019.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to June 30, 2019, we identified deficiencies that constituted resulted in a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits. These deficiencies led to certain errors related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million.

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

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting has occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting and there can be no assurance that material weaknesses will not be identified in the future.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Part I, Item 4, management identified deficiencies in its internal control over financial reporting, and these deficiencies constituted a material weakness in the Company’s internal control over financial reporting. A material weakness (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013 version)” and accordingly that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective. This material weakness resulted in a revision to our consolidated financial statements at and for the year ended December 31, 2018, though the errors corrected in such revision were not material, and were related solely to the determination of the provision for income taxes. We are actively engaged in developing and implementing a remediation plan designed to address the deficiencies in our internal control over financial reporting that led to this material weakness. Although we intend to continue to actively monitor and improve our internal control over financial reporting, we cannot assure you that other material weaknesses will not occur in the future. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2019	58,800		$70.77		58,800	(1)	43,484,157	(1)
May 1 - May 31, 2019	70,221		$62.52		70,221	(1)	39,093,940	(1)
June 1 – June 30, 2019	66,391	(1) (2)	$62.42	(1) (2)	65,609	(1)	35,000,000	(1)
Total	195,412	(1) (2)	$64.97	(1) (2)	194,630	(1)	35,000,000	(1)

(1)
On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, we purchased 58,800 shares at an average purchase price of $70.77 per share during April 2019,

70,221 shares at an average purchase price of $62.52 per share during May 2019 and 65,609 shares at an average purchase price of $62.40 per share during June 2019 (with $35,000,000 remaining authority at quarter end).

(2)
In June 2019, a total of 782 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 77 were valued at a price of $63.87, the closing trading price of our common stock on June 19, 2019, and 705 of these shares were valued at a price of $63.84 per share, the closing trading price of our common stock on June 30, 2019. Accordingly, the total 782 shares were valued at a weighted average price of $63.84. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 6.	Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

EXHIBIT INDEX

2.1
Securities Purchase Agreement dated as of July 19, 2019 between EnPro Industries, Inc., the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.2
Modified Joint Plan of Reorganization of Garlock Sealing Technologies LLC, et al. and OldCo, LLC, Successor by Merger to Coltec Industries Inc dated May 20, 2016, as modified on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017, filed in the United States Bankruptcy Court for the Western District of North Carolina (Charlotte Division) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Amendment to Management Continuity Agreement dated as of April 11, 2019 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.SCH*	InlineXBRL Taxonomy Extension Schema Document

101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	InlineXBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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